Form 10-K
period 2013-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2014-03-25
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐     No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2013:  None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of  March 12, 2014:  5,000,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 24, Operating Segments to consolidated financial statements included herein.

In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of purchase payments to be received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.

These statistics are derived from various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis, primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

The following table presents the Life Marketing segment’s sales measured by new premium:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2009	$163
2010	171
2011	133
2012	121
2013	155

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies from other insurance companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available; however, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.

Most acquisitions completed by the Acquisitions segment have not included the acquisition of an active sales force, thus policies acquired through the segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage, unless new acquisitions are made. The segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity. In transactions where some marketing activity was included, the Company may cease future marketing efforts, redirect those efforts to another segment of the Company, or elect to continue marketing new policies as a component of other segments.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provide a significant competitive advantage.

On occasion, the Company’s other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment’s financials.

On October 1, 2013 the Company completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013, by and among the Company, AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”). Pursuant to the Master Agreement, the Company acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price of MONY was $686 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are referred to herein as the “MONY acquisition”. The MONY acquisition allowed the Company to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions for additional information.

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

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and VA sales:

For The
Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2009	$1,225	796	2,021
2010	930	1,715	2,645
2011	1,032	2,349	3,381
2012	592	2,735	3,327
2013	693	1,867	2,560

Stable Value Products

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offers notes to both institutional and retail investors.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs.  Most GICs and funding agreements written by the Company have maturities of one to ten years.

The following table presents Stable Value Products sales:

For The
Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2009	$—	$—	$—
2010	133	625	758
2011	499	300	799
2012	400	222	622
2013	495	—	495

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

The following table presents the insurance and related product sales measured by new revenue:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2009	$294
2010	326
2011	395
2012	427
2013	444

In 2013, approximately 98% of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 77% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

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

Investments

As of December 31, 2013, the Company’s investment portfolio was approximately $43.6 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment

Operations, Note 22, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
For The	Income, and	Net	Average of	Derivative
Year Ended	Investments as of	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2009	$29,402,055	$1,603,063	5.7%	$(176,880)	$123,818
2010	31,837,082	1,624,845	5.2	(144,438)	117,056
2011	35,375,823	1,753,444	5.1	(155,005)	200,432
2012	37,480,220	1,789,338	4.8	(227,816)	174,692
2013	44,449,102	1,836,188	4.8	82,161	(143,984)

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2013, the Company’s mortgage loan holdings were approximately $5.5 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. During 2013, the Company acquired previously funded mortgage loans as part of the MONY acquisition with a fair value of $823.3 million as of the acquisition date. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Mortgage Loans to the consolidated financial statements included herein.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of the Company and its significant member companies from the major independent rating organizations as of December 31, 2013:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

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

Life Insurance In-Force

The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
New Business Written
Life Marketing	$39,107,963	$20,488,483	$19,357,654	$30,626,739	$50,621,394
Asset Protection	1,040,593	1,013,484	1,093,770	1,191,268	1,376,012
Total	$40,148,556	$21,501,967	$20,451,424	$31,818,007	$51,997,406

Business Acquired through Acquisitions	$44,812,977	$—	$16,233,361	$13,185,627	$—
Insurance In-Force at End of Year (1)
Life Marketing	$535,747,678	$521,829,874	$541,899,176	$552,590,776	$553,799,195
Acquisitions	235,552,325	212,812,930	217,216,920	217,101,363	218,271,519
Asset Protection	2,149,324	2,243,597	2,367,047	2,625,886	3,019,142
Total	$773,449,327	$736,886,401	$761,483,143	$772,318,025	$775,089,856

(1)             Reinsurance assumed has been included, reinsurance ceded (2013 - $416,809,287; 2012 - $444,950,866; 2011 - $469,530,487; 2010 - $495,056,077; 2009 - $515,136,471) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Ratio of
As of	Voluntary
December 31,	Termination
2009	4.9%
2010	4.8
2011	5.0
2012	5.0
2013	5.1

Investment Products In-Force

The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable
As of	Value	Fixed	Variable
December 31,	Products	Annuities	Annuities
(Dollars In Thousands)
2009	$3,581,150	$9,619,307	$3,240,190
2010	3,076,233	10,139,687	5,622,111
2011	2,769,510	10,436,281	7,252,526
2012	2,510,559	10,107,365	10,152,515
2013	2,559,552	10,832,956	13,083,735

Underwriting

The underwriting policies of the Company and its insurance subsidiaries are established by management. With respect to individual insurance, the Company and its subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, and/or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation.

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

The Company’s maximum retention limit on directly issued business is $2,000,000 for any one life on certain of its traditional life and universal life products.

Reinsurance Ceded

The Company and its insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.  The Company has also reinsured guaranteed minimum death benefit (“GMDB”) claims relative to certain of its VA contracts.

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, approximately 90%, of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term (“YRT”) reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

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

Federal Taxes

Existing laws and regulations affect the taxation of the Company’s products. Income taxes that would otherwise be payable by policyholders on investment income that is earned inside certain types of insurance and annuity policies are deferred during these products’ accumulation period. This favorable tax treatment gives certain of the Company’s products a competitive advantage over non-insurance products. If the individual income tax is revised such that there is an elimination or scale-back of the tax-deferred status of these insurance products, or competing non-insurance products are granted a tax-deferred status, then the relative attractiveness of the Company’s products may be reduced or eliminated.

Life insurance products are often used to fund estate tax obligations. Since 2001, the estate tax has changed significantly. From 2000 to 2009, its highest marginal rate graded down from 55 percent to 45 percent, and there were significant changes in its key provisions. In 2010, the estate tax was completely eliminated. It was reinstated in 2011, but at lower rates and significantly-changed terms from what existed prior to 2001. In early 2013, The American Tax

Relief Act of 2012 was enacted.  It provides that an estate is taxable only if its net value exceeds $5 million. This $5 million floor is indexed for inflation and any unused portion may be transferable. The highest marginal tax rate is 40 percent. Although it is subject to change (as is any existing law) by its terms this new estate tax does not have a schedule of changing rates, significantly-changing terms, or a sunset date. Nevertheless, if this tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

The Company is subject to the corporate income tax. It currently benefits from certain special tax benefits, such as deductions relating to its variable products’ separate accounts and its future policy benefits and claims. Due to a number of factors, such as the current large government budget deficits and the resulting proposals to reduce these deficits, tax legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional income tax expense.

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

There is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law will occur.

The Company’s move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, but an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations as well as the Company’s ability to generate future taxable income.

Competition

Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced a decline in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

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

The Company and its insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company and its subsidiaries that could, if determined adversely, have a material impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company or its insurance company subsidiaries.

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

In addition, many states, including the states in which the Company and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Recently, new holding company legislation has been adopted in certain states where the Company and its insurance subsidiaries are domiciled, which subjects such companies to increased reporting requirements. Holding company legislation has been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting requirements.

The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on their ability to pay dividends. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2014 is estimated to be $117.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. The NAIC may also be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries), under which U.S. insurers must operate. Changes in laws and regulations, or in interpretations thereof, as well as initiatives or regulatory structures or schemes of international regulatory bodies, applicable to the Company could have a significant adverse impact on the Company.  Some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant adverse impact on currently sold products.

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

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

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

Dodd-Frank also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its VA products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to have an impact on the Company.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and because the Company owns and operates real property, state, federal, and local environmental laws.

Additional issues related to regulation of the Company are discussed in Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

As of December 31, 2013, PLC and the Company had approximately 2,415 employees, of which 2,402 were full-time and 13 were part-time employees. Included in the total were approximately 1,388 employees in Birmingham, Alabama, of which 1,381 were full-time and 7 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2013 was approximately $14.1 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) Plan. The Company matches employee contributions to its 401(k) Plan. See Note 14, Stock-Based Compensation and Note 15, Employee Benefit Plans to consolidated financial statements for additional information.

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

The Company also has available copies of PLC’s Proxy Statement and the 2013 Annual Report to Shareowners which will be furnished to anyone who requests such documents from PLC. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

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

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties which are discussed more fully below.

The Company is exposed to the risks of natural and man-made disasters and catastrophes, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, or earthquake, pandemic, malicious act, terrorist act, or the occurrence of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. In addition, such events could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The Company’s risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

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

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counter parties, service providers and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems could be disrupted, damaged or destroyed by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, acts of war or terrorism, human error, system failures, failures of power or water supply, and the loss or malfunction of other utilities or services. They may also be disrupted, damaged or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes.   While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Disruption, damage or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time, which could materially adversely impact the Company’s business and its financial condition and results of operations.

Confidential information maintained in the Company’s systems could be compromised or misappropriated, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. An intentional or unintentional breach or compromise of the Company’s security measures could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by the Company, which could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although to date the Company has not experienced any material losses relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

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

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company (“MONY”) and reinsured certain business of MONY Life Insurance Company of America (collectively, the “MONY acquisition”).  Integration of the MONY acquisition may be more expensive, more difficult, or take longer than expected; the actual financial results of the MONY acquisition could differ materially from the Company’s expectations and may be impacted by items not taken into account in its forecasts and calculations; and the Company’s expectations regarding its ability to successfully integrate and transition the acquired operations and satisfy its legal and compliance obligations in relation to the MONY acquisition may prove to be incorrect.

Assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect the Company.

MONY, acquired from AXA Financial, Inc. in October 2013, was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 4, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block’s policyholders and will not revert to the benefit of the Company. However, if the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments must be made from assets outside the Closed Block. Adverse financial or investment performance of the Closed Block, or adverse mortality or lapse experience on policies in the Closed Block, may require MONY to pay policyholder benefits using assets outside the Closed Block, which events could have a material adverse impact on the Company’s financial condition or results of operations and negatively affect the Company’s risk-based capital ratios.

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

The Company’s performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including: policy pricing, reserving and valuation; underwriting; claims processing; policy administration and servicing; execution of its investment and hedging strategy; financial and tax reporting; and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or uncontemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company’s expectation for future interest earnings and spreads is an important component in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company’s products.

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

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum withdrawal benefits (“GMWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income and an adverse impact to the statutory capital and risk-based capital ratios of the Company and its insurance subsidiaries.

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

The Company is also subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company under derivative financial instruments. If the Company’s derivative counterparties or clearinghouse fail or refuse to meet their obligations to the Company in this regard, the Company’s efforts to mitigate risks to which it is subject through the use of such derivative financial instruments may prove to be ineffective or inefficient.

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

Rating organizations also publish credit ratings for issuers of debt securities, including the Company and PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company’s and PLC’s overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the securities or products of the Company, PLC or their insurance subsidiaries. Downgrades of the Company’s or PLC’s credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company’s financial conditions and results of operations in many ways, including, but not limited to, the following: limiting the Company’s access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support the growth of the Company or its insurance subsidiaries; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve its current financial strength rating or those of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, and circumstances outside the rated company’s control.  Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, and underperformance of an acquisition.  In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations, which could adversely affect the Company.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow or raise equity capital, or the cost of borrowing or raising equity capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow or raise capital, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of the Company and its insurance subsidiaries, and the possibility that customers, lenders, shareholders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

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

Economic trends may worsen in 2014, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

During the fourth quarter of 2010, the Federal Housing Finance Agency (“FHFA”) issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the Federal Home Loan Bank (“FHLB”). Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency.  In March 2013, the FHFA issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status.  Any standards or events that result in stricter regulation of, or a reduced incidence of FHLB-insurer lending could have a material adverse effect on the Company.

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

The Company conducts business directly and through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors including the following: the amount of statutory income or losses generated by the Company and its  insurance subsidiaries (which are sensitive to equity market and credit market conditions); the amount of additional capital that the Company and its insurance subsidiaries must hold to support business growth; changes in reserve requirements; the Company’s ability to secure capital market solutions to provide reserve relief; changes in equity market levels; the value of certain fixed-income and equity securities in its investment portfolio; the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government; the value of certain derivative instruments; changes in interest rates and foreign currency exchange rates; credit market volatility; changes in consumer behavior; and changes to the NAIC RBC formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of the Company and its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its RBC ratio.

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

The business of the Company is highly regulated and is subject to routine audits, examinations and actions by regulators, law enforcement agencies and self-regulatory organizations.

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

At any given time, a number of financial, market conduct, or other examinations or audits of the Company and its insurance subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company and its insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products. The Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) also announced an intention to develop a global capital standard for insurers. These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the U.S. or any U.S. insurer. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

Although some NAIC pronouncements, particularly as they affect accounting and reserving issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain product designs, including some of those offered by the Company and its subsidiaries before January 1, 2013, unprofitable to the Company if issued after 2012 unless prices are increased. The Company has developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market its new product. Such regulatory reactions could include, for example, withdrawal of state approvals of the new product, or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s new product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses, and currently expects to be able to continue using, affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities. However, the NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. That subgroup issued a Captives and Special Purpose Vehicles White Paper which was recently adopted by the NAIC Financial Condition (“E”) Committee and Executive Committee/Plenary. The Financial Condition Committee also adopted an “interim solution for captives” in the form of a new charge for the Financial Analysis Working Group (“FAWG”). FAWG will now be reviewing captive transactions submitted by the states, in a peer review and comment process, while the remaining recommendations in the White Paper are divided among the NAIC Reinsurance (“E”) Task Force and the Principles Based Reserving Implementation (“EX”) Task Force. Also, the Federal Advisory Committee on Insurance (“FACI”) took up the issue of captives at a recent meeting, and a task force was created. Any regulatory action that materially adversely affects the Company’s use or materially increases the Company’s cost of using affiliated captive reinsurers, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company and its insurance subsidiaries.

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in several states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.  Life insurance industry associations and regulatory associations are also considering these matters.

A number of state treasury departments and administrators of unclaimed property have audited life insurance companies for compliance with unclaimed property laws. The focus of the audits has been to determine whether there have been maturities of policies or contracts, or policies that have exceeded limiting age with respect to which death benefits or other payments under the policies should be treated as unclaimed property that should be escheated to the state. In addition, the audits have sought to identify unreported deaths of insureds. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. A number of life insurers, however, have entered into resolution agreements with state treasury departments under which the life insurers agreed to procedures for comparing their previously issued life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest to the state if the beneficiary could not be found. The amounts publicly reported to have been paid to beneficiaries and/or escheated to the states have been substantial.

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

The Company and certain of its subsidiaries, as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies, are subject to unclaimed property audits and/or targeted multistate examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

During December 2012, the West Virginia Treasurer filed actions against the Company and its subsidiary West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company; Defendant’s Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations.  Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions.  The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

The Company is subject to various conditions and requirements of the Healthcare Act. The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, and the imposition of additional regulation over credit rating agencies.

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate.  FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has made its initial SIFI designations, and the Company was not designated as such.  However, the Company could be considered and designated at any time.  Because the process is in its initial stages, the Company is at this time, unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board.  The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI.  The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines.  There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SII’s,” or globally systemic insurance institutions. As with the designation of SIFI’s, it is unclear at this time whether additional capital and other requirements may be imposed and what the overall impact of G-SII designation on industry will be. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. CFPB has issued a rule to bring under its supervisory authority certain nonbanks whose activities or products it determines pose risks to consumers.  It is unclear at this time which activities or products will be covered by this rule.  Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB.  CFPB continues to bring enforcement actions involving a growing number of issues, including actions using state Attorney’s General, which could directly or indirectly affect the Company or any of its subsidiaries.  Additionally, the CFPB is exploring the possibility of helping Americans manage their retirement savings and is considering the extent of its authority in that area.  The Company is unable at this time, to predict the impact of these activities on the Company.

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

Certain life insurance policies, contracts, and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisors, including the Company’s affiliated broker-dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, the SEC is reviewing the standard of conduct applicable to brokers, dealers, and investment advisers when those entities provide personalized investment advice about securities to retail customers. FINRA has also issued a report addressing how its member firms might identify and address conflicts of interest including conflicts related to the introduction of new products and services and the compensation of the member firms’ associated persons. These regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisers distribute the Company’s products.

In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance.  The International Association of Insurance Supervisors (“IAIS”) also announced an intention to develop a global capital standard for insurers.  These are only a few examples of international developments impacting the global insurance market.  At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the U.S. or any other U.S. insurer.  However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis.  Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

The Company may also be subject to regulation by governments of the countries in which it currently does, or may in the future, do, business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act. Penalties for violating the various laws governing the Company’s business in other countries may include restrictions upon business operations, fines and imprisonment, both within the U.S. and abroad. U.S. enforcement of anti-corruption laws continues to increase in magnitude, and penalties may be substantial.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a law in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings is deferred during the accumulation period of most life insurance and annuity products. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of new or competing products, then all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, new legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

The Company is subject to the federal corporate income tax. Certain tax provisions, such as the dividends-received deduction, the deferral of current taxation on certain types of derivatives and securities, economic income, and the deduction for future policy benefits and claims, are beneficial to the Company. The Obama Administration and Congress have separately made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company’s net income and earnings per share to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

Companies in the financial services and insurance industries are sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other financial service providers, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

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

The FASB is working on several projects in conjunction with the International Accounting Standards Board, which could result in significant changes as GAAP and International Financial Reporting Standards (“IFRS”) attempt to converge. Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The changes to GAAP and potential incorporation of IFRS into the U.S. financial reporting system will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when these projects and ultimately convergence with IFRS will be adopted and/or implemented.

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

The Company’s reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect the Company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

The Company’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns two buildings consisting of 310,000 square feet constructed in two phases. The first building was constructed in 1974 and the second building was constructed in 1982. Additionally, PLC leases a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

The Company leases administrative and marketing office space in 19 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.0 million.

The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.   Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and Note 12, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, each included herein.

Item 4.   Mine Safety Disclosure — Not Applicable

PART II

Item 5.         Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), which also owns all of the preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). Therefore, neither the Company’s common stock nor PL&A’s preferred stock is publicly traded.

As of December 31, 2013, approximately $494.6 million of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company and its insurance subsidiaries in 2014 is estimated to be $305.1 million.

PL&A paid no dividends on its preferred stock in 2013 or 2012. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data

	For The Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,967,322	$2,799,390	$2,784,134	$2,609,357	$2,674,680
Reinsurance ceded	(1,387,437)	(1,310,097)	(1,363,914)	(1,380,712)	(1,509,036)
Net of reinsurance ceded	1,579,885	1,489,293	1,420,220	1,228,645	1,165,644
Net investment income	1,836,188	1,789,338	1,753,444	1,624,845	1,603,063
Realized investment gains (losses):
Derivative financial instruments	82,161	(227,816)	(155,005)	(144,438)	(176,880)
All other investments	(121,537)	232,836	247,753	158,420	303,709
Other-than-temporary impairment losses	(10,941)	(67,130)	(62,210)	(74,970)	(227,587)
Portion recognized in other comprehensive income (before taxes)	(11,506)	8,986	14,889	33,606	47,696
Net impairment losses recognized in earnings	(22,447)	(58,144)	(47,321)	(41,364)	(179,891)
Other income	250,420	230,553	189,494	110,876	212,443
Total revenues	3,604,670	3,456,060	3,408,585	2,936,984	2,928,088
Total benefits and expenses	3,182,171	2,996,481	2,933,310	2,603,808	2,537,647
Income tax expense	130,897	151,043	151,519	109,865	135,321
Net income	$291,602	$308,536	$323,756	$223,311	$255,120

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$68,284,142	$57,157,583	$52,003,183	$46,717,138	$41,501,553
Total stable value products and annuity account balances	13,684,805	13,169,022	13,716,358	13,667,838	13,492,190
Non-recourse funding obligations	1,495,448	1,446,900	1,248,600	1,360,800	1,555,000
Shareowner’s equity	4,690,426	5,687,213	4,877,350	4,072,113	3,207,898

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

•                  Acquisitions - We focus on acquiring, converting, and servicing policies from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisition segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  Annuities - We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

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

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                  exposure to the risks of natural and man-made disasters and catastrophes, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

•                  a disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect our business, financial condition and results of operations;

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

•                  assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;

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

Financial Environment

•                  interest rate fluctuations and sustained periods of low interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

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

Industry

•                  we are highly regulated, are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory agencies;

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

•                  our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements, or be subject to adverse developments that could affect us;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of investments, securities, and certain intangible assets. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of our various critical accounting policies is presented below.

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

Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows including rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio related concentrations or leveraged risk. Special attention is given to correlative risks within specific industries, related parties, and business markets.

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

Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or

“ABS”), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the years ended December 31, 2013, 2012, and 2011, we recorded pre-tax other-than-temporary impairments of investments of $10.9 million, $67.1 million, and $62.2 million, respectively. Credit impairments recorded in earnings during the year ended December 31, 2013, were $22.4 million. During the year ended December 31, 2013, $11.5 million of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. Of the $67.1 million of impairments for the year ended December 31, 2012, $58.1 million was recorded in earnings and $9.0 million was recorded in other comprehensive income. Of the $62.2 million of impairments for the year ended December 31, 2011, $47.3 million was recorded in earnings and $14.9 million was recorded in other comprehensive income.

For the year ended December 31, 2013, there were $3.3 million of other-than-temporary impairments related to equity securities.  For the years ended December 31, 2012 and 2011, there were no other-than-temporary impairments related to equity securities. For the years ended December 31, 2013, 2012, and 2011, there were $7.6 million, $67.1 million, and $62.2 million of other-than-temporary impairments related to debt securities, respectively.

For the years ended December 31, 2013 and 2012, there were no other-than-temporary impairments related to debt securities or equity securities that we intend to sell or expect to be required to sell. For the year ended December 31, 2011, other-than-temporary impairments related to debt securities that we do not intend to sell and do not expect to be required to sell were $52.7 million, with $37.8 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income. During the same period, other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell were $9.5 million and were recorded in earnings.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2013, we held $32.0 billion of available-for-sale investments, including $10.9 billion in investments with a gross unrealized loss of $604.3 million, and $365.0 million of held-to-maturity investments, none of which were in an unrealized loss position.

Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2013, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $210.3 million and $455.2 million, respectively.

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

Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2013, our third party reinsurance receivables amounted to $6.0 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the year ended December 31, 2013, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an unfavorable unlocking impact of $15.0 million.

Deferred Acquisition Costs and Value of Business Acquired - We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2013, we had deferred acquisition costs (“DAC”)/value of business acquired (“VOBA”) of $3.5 billion.

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

Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2013, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2013, we had goodwill of $80.7 million.

Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2013, we had total policy liabilities and accruals of $31.3 billion.

Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2013, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2013, the GMDB liability was $13.6 million.

Guaranteed Minimum Withdrawal Benefits — We establish reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% to 80%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Favorable market returns during the year have reduced the likelihood of claims and increased the amount of fees projected to be received. More favorable market conditions at year end 2013 also reduced projected claims. The increase in risk free interest rates has reduced the present value of both claims and fees, but since claims are generally expected later than the fees, the reduction of the present value of claims is greater than the reduction of the present value of fees. As a result of these and other factors, the aggregate GMWB reserve has moved to a net asset position. As of December 31, 2013, our net GMWB asset held was $93.9 million.

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

Deferred Taxes and Uncertain Tax Positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. We evaluate deferred tax assets for impairment quarterly at the taxpaying component level within each tax jurisdiction. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of such assets will not be realized as future reductions of current taxes. In determining the need for a valuation allowance we consider the reversal of existing temporary differences, future taxable income, and tax planning strategies. The determination of any valuation allowance requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.

The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position and provides guidance on disclosure. Additionally, in order for us to recognize any degree of benefit in our financial statements from such a position, there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new legislation, the issuance of revised or new regulations or rulings by the various tax authorities, and the issuance of new decisions by the courts.

Contingent Liabilities - The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes. We make such estimates after consultation with our advisors and a review of available facts. However, there can be no assurance that future outcomes will not differ from management’s assessments.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives, net of the amortization related to DAC, VOBA, and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims, and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of our business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. During the year ended December 31, 2013, we began allocating realized gains and losses to certain of our segments to better reflect the economics of the investments supporting those segments. This change had no impact to segment operating income. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

However, segment operating income (loss) should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“GAAP”) net income. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC/VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to DAC/VOBA amortization or unlocking on products covered under the ASC Financial Services-Insurance Topic, the reference is to changes in all balance sheet components amortized over estimated gross profits.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$106,812	$102,114	$96,110	4.6%	6.2%
Acquisitions	154,003	171,060	157,393	(10.0)	8.7
Annuities	166,278	117,778	79,373	41.2	48.4
Stable Value Products	80,561	60,329	56,780	33.5	6.3
Asset Protection	20,148	9,765	16,892	n/m	(42.2)
Corporate and Other	(74,620)	1,119	6,985	n/m	(84.0)
Total segment operating income	453,182	462,165	413,533	(1.9)	11.8
Realized investment gains (losses) - investments(1)	(140,236)	188,729	194,866
Realized investment gains (losses) - derivatives	109,553	(191,315)	(133,124)
Income tax expense	(130,897)	(151,043)	(151,519)
Net Income	$291,602	$308,536	$323,756	(5.5)	(4.7)

Investment gains (losses)(2)	$(143,984)	$174,692	$200,432
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(3,748)	(14,037)	5,566
Realized investment gains (losses) - investments	$(140,236)	$188,729	$194,866

Derivative gains (losses) (3)	$82,161	$(227,816)	$(155,005)
Less: VA GMWB economic cost	(27,392)	(36,501)	(21,881)
Realized investment gains (losses) - derivatives	$109,553	$(191,315)	$(133,124)

(1)             Includes credit related other-than-temporary impairments of $22.4 million, $58.1 million, and $47.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Net income for the year ended December 31, 2013, included a $9.0 million, or 1.9%, decrease in segment operating income. The decrease was primarily related to a $17.1 million decrease in the Acquisitions segment and a $75.7 million decrease in the Corporate and Other segment. These decreases were partially offset by a $4.7 million increase in the Life Marketing segment, a $48.5 million increase in the Annuities segment, a $20.2 million increase in the Stable Value Products segment, and a $10.4 million increase in the Asset Protection segment.

We experienced net realized losses of $61.8 million for the year ended December 31, 2013, as compared to net realized losses of $53.1 million for the year ended December 31, 2012. The losses realized for the year ended December 31, 2013, were primarily related to $22.4 million for other-than-temporary impairment credit-related losses, net losses of $112.0 million of derivatives related to variable annuity contracts, and a $24.9 million loss related to other investment and derivative activity.  Partially offsetting these losses were gains of $66.4 million of gains related to investment securities sale activity, $27.0 million of gains related to the net activity of the modified coinsurance portfolio, $3.0 million of gains related to interest rate swaps, and net gains of $1.1 million of derivatives related to fixed indexed annuity (“FIA”) contracts.

•                  Life Marketing segment operating income was $106.8 million for the year ended December 31, 2013, representing an increase of $4.7 million, or 4.6%, from the year ended December 31, 2012. The increase was primarily due to higher premiums and policy fees, higher investment income due to growth of the block of business and favorable prospective unlocking. These increases were largely offset by less favorable traditional mortality and higher universal life claims due to growth in in-force and an increase in non-deferred expenses resulting from higher sales.

•                  Acquisitions segment operating income was $154.0 million for the year ended December 31, 2013, a decrease of $17.1 million, or 10.0%, as compared to the year ended December 31, 2012, primarily due to less favorable mortality, an unfavorable change in prospective unlocking, lower spread income, the impact of increased reinsurance, and the expected runoff of business, partly offset by the favorable impact of $25.2 million from the MONY acquisition in the fourth quarter of 2013.

•                  Annuities segment operating income was $166.3 million for the year ended December 31, 2013, as compared to $117.8 million for the year ended December 31, 2012, an increase of $48.5 million, or 41.2%. This variance included a favorable change of $36.9 million in unlocking and higher gross policy fees and other income in the VA line. Partially offsetting these favorable changes was an unfavorable change in net investment income and an increased in ceded policy fees.

•                  Stable Value Products segment operating income was $80.6 million and increased $20.2 million, or 33.5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in operating earnings resulted from an increase in participating mortgage income, higher operating spreads, and lower expenses offset by a decline in average account values. Participating mortgage income for the year ended December 31, 2013 was $12.1 million as compared to $5.5 million for the year ended December 31, 2012. The adjusted operating spread, which excludes participating income and other income, increased by 58 basis points for the year ended December 31, 2013 over the prior year.

•                  Asset Protection segment operating income was $20.1 million, representing an increase of $10.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Service contract earnings increased $5.4 million primarily due to $4.1 million of expense incurred in 2012 to write off previously capitalized costs associated with developing internal-use software. In addition, the line experienced higher volume and lower general expenses in 2013. Credit insurance earnings increased $4.2 million primarily due to $3.1 million in legal settlement and related costs incurred in 2012 and lower expenses in 2013.  Earnings from the GAP product line increased $0.8 million primarily resulting from lower expenses, somewhat offset by higher losses.

•                  Corporate and Other segment operating loss was $74.6 million for the year ended December 31, 2013, as compared to operating income of $1.1 million for the year ended December 31, 2012. The decrease was primarily due to a $27.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2013, $4.4 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations compared to $32.0 million of pre-tax gains during 2012. In addition, the segment experienced a $2.8 million decrease related to a portfolio of securities designated for trading, a $4.0 million unfavorable variance related to income on called securities, lower core investment income, and higher other operating expenses.

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

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,634,132	$1,575,074	$1,591,581	3.7%	(1.0)%
Reinsurance ceded	(838,023)	(831,713)	(846,762)	(0.8)	1.8
Net premiums and policy fees	796,109	743,361	744,819	7.1	(0.2)
Net investment income	521,219	486,374	446,014	7.2	9.0
Other income	3,204	3,919	3,094	(18.2)	26.7
Total operating revenues(1)	1,320,532	1,233,654	1,193,927	7.0	3.3
Realized gains (losses)- investments	3,877	—	—
Total revenues	1,324,409	1,233,654	1,193,927
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,142,619	1,054,645	978,098	8.3	7.8
Amortization of deferred policy acquisition costs	24,838	45,079	87,461	(44.9)	(48.5)
Other operating expenses	46,263	31,816	32,258	45.4	(1.4)
Operating benefits and expenses	1,213,720	1,131,540	1,097,817	7.3	3.1
Amortization related to benefits and settlement expenses(1)	513	—	—
Amortization of DAC related to realized gains (losses)- investments(1)	936	—	—
Total benefits and expenses	1,215,169	1,131,540	1,097,817	7.4	3.1
INCOME BEFORE INCOME TAX	109,240	102,114	96,110	7.0	6.2
Less: realized gains (losses)(1)	3,877	—	—
Less: amortization related to benefits and settlement expenses(1)	(513)	—	—
Less: related amortization of DAC(1)	(936)	—	—
OPERATING INCOME	$106,812	$102,114	$96,110	4.6	6.2

(1)  During the year ended December 31, 2013, we began allocating realized gains and losses and associated amortization of DAC and benefits and settlement expenses to certain of our segments to better reflect the economics of the investments supporting these segments. Prior year realized gains and losses are not comparable to the current year presentation.

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Sales By Product
Traditional	$1,293	$1,115	$3,846	16.0%	(71.0)%
Universal life	153,428	117,099	117,947	31.0	(0.7)
BOLI	—	3,253	11,363	n/m	(71.4)
	$154,721	$121,467	$133,156	27.4	(8.8)
Sales By Distribution Channel
Independent agents	$108,180	$73,692	$89,398	46.8	(17.6)
Stockbrokers / banks	44,343	42,973	31,677	3.2	35.7
BOLI / other	2,198	4,802	12,081	(54.2)	(60.3)
	$154,721	$121,467	$133,156	27.4	(8.8)
Average Life Insurance In-force(1)
Traditional	$424,012,114	$449,462,487	$476,813,161	(5.7)	(5.7)
Universal life	109,131,467	80,331,839	67,823,606	35.9	18.4
	$533,143,581	$529,794,326	$544,636,767	0.6	(2.7)
Average Account Values
Universal life	$6,965,424	$6,501,025	$6,037,896	7.1	7.7
Variable universal life	475,064	387,424	364,803	22.6	6.2
	$7,440,488	$6,888,449	$6,402,699	8.0	7.6

 (1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
First year commissions	$169,597	$124,030	$159,430	36.7%	(22.2)%
Renewal commissions	34,855	35,231	35,898	(1.1)	(1.9)
First year ceding allowances	(4,139)	(4,538)	(8,294)	8.8	45.3
Renewal ceding allowances	(167,853)	(166,445)	(172,493)	(0.8)	3.5
General & administrative	175,641	147,582	155,282	19.0	(5.0)
Taxes, licenses, and fees	36,823	35,439	35,480	3.9	(0.1)
Other operating expenses incurred	244,924	171,299	205,303	43.0	(16.6)
Less: commissions, allowances & expenses capitalized	(198,661)	(139,483)	(173,045)	(42.4)	19.4
Other operating expenses	$46,263	$31,816	$32,258	45.4	(1.4)

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment operating income

Operating income was $106.8 million for the year ended December 31, 2013, representing an increase of $4.7 million, or 4.6%, from the year ended December 31, 2012. The increase was primarily due to higher premiums and policy fees, higher investment income due to growth of the block of business and favorable prospective unlocking. These increases were largely offset by less favorable traditional mortality and higher universal life claims due to growth in in-force and an increase in non-deferred expenses resulting from higher sales.

Operating revenues

Total operating revenues for the year ended December 31, 2013, increased $86.9 million, or 7.0%, as compared to the year ended December 31, 2012. This increase was driven by higher premiums and policy fees due to increased sales and higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $52.7 million, or 7.1%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in premium and policy fees associated with increased sales of universal life business, partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $34.8 million, or 7.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Of the increase in net investment income, $25.1 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $8.8 million due to a net increase in reserves.

Other income

Other income decreased $0.7 million, or 18.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease relates primarily to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $88.0 million, or 8.3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to growth in retained universal life insurance in-force, higher credited interest on universal life products resulting from increases in account values, and higher claims from growth in the universal life block and less favorable mortality in the traditional life block.  Unlocking during 2013 and 2012 increased benefit and settlement expenses by $50.5 million and $51.0 million, respectively.

Amortization of DAC

DAC amortization decreased $20.2 million, or 44.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to differing impacts of unlocking. In 2013, universal life and BOLI unlocking decreased amortization $47.6 million, as compared to a decrease of $39.3 million in 2012.

Other operating expenses

Other operating expenses increased $14.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase reflects higher new business acquisition costs associated with higher sales, higher general administrative expenses, and a $4.0 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $33.3 million, or 27.4%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Universal life sales increased $36.3 million due to more competitive product positioning. BOLI sales decreased by $3.3 million due to less favorable product positioning.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(838,023)	$(831,713)	$(846,762)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(818,597)	(823,510)	(757,225)
Amortization of deferred policy acquisition costs	(45,574)	(41,734)	(51,219)
Other operating expenses (1)	(144,801)	(142,169)	(142,905)
Total benefits and expenses	(1,008,972)	(1,007,413)	(951,349)

NET IMPACT OF REINSURANCE (2)	$170,949	$175,700	$104,587

Allowances received	$(169,552)	$(170,982)	$(180,787)
Less: Amount deferred	24,751	28,813	37,882
Allowances recognized (ceded other operating expenses) (1)	$(144,801)	$(142,169)	$(142,905)

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

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

The increase in ceded premiums for 2013 as compared to 2012 was caused primarily by higher ceded universal life premiums and policy fees of $35.4 million, offset by lower ceded traditional life premiums of $28.6 million.

Ceded benefits and settlement expenses were lower for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to a smaller increase in ceded reserves, largely offset by higher ceded claims. Traditional ceded benefits decreased $5.9 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to a smaller increase in ceded reserves, largely offset by higher ceded death benefits. Universal life ceded benefits increased $0.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to higher ceded claims, largely offset by a smaller increase in the ceded reserves. Ceded universal life claims were $10.9 million higher for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Ceded amortization of deferred policy acquisitions costs increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the differences in unlocking between the two periods.

Total allowances recognized for the year ended December 31, 2013 increased slightly from the year ended December 31, 2012, as the impact of growth in the universal life product line more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

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

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$929,125	$847,080	$834,499	9.7%	1.5%
Reinsurance ceded	(409,648)	(387,245)	(419,676)	(5.8)	7.7
Net premiums and policy fees	519,477	459,835	414,823	13.0	10.9
Net investment income	617,298	550,334	529,261	12.2	4.0
Other income	6,924	6,003	5,561	15.3	7.9
Total operating revenues	1,143,699	1,016,172	949,645	12.5	7.0
Realized gains (losses) - investments	(160,065)	178,941	167,107
Realized gains (losses) - derivatives	202,945	(130,818)	(133,931)
Total revenues	1,186,579	1,064,295	982,821
BENEFITS AND EXPENSES
Benefits and settlement expenses	839,616	716,893	662,293	17.1	8.2
Amortization of value of business acquired	71,836	76,505	74,167	(6.1)	3.2
Other operating expenses	78,244	51,714	55,792	51.3	(7.3)
Operating benefits and expenses	989,696	845,112	792,252	17.1	6.7
Amortization related to business and settlement expenses(1)	11,770	—	—
Amortization of VOBA related to realized gains (losses) - investments	926	746	874
Total benefits and expenses	1,002,392	845,858	793,126	18.5	6.6
INCOME BEFORE INCOME TAX	184,187	218,437	189,695	(15.7)	15.2
Less: realized gains (losses)	42,880	48,123	33,176
Less: amortization related to benefits and settlement expenses(1)	(11,770)	—	—
Less: related amortization of VOBA	(926)	(746)	(874)
OPERATING INCOME	$154,003	$171,060	$157,393	(10.0)	8.7

(1) During the year ended December 31, 2013, we began allocating benefits and settlement expenses associated with realized gains and losses to the Acquisitions segment. Prior period amounts of amortization related to benefits and settlement expenses are not comparable.

The following table summarizes key data for the Acquisitions segment (excludes the MONY acquisition):

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$167,594,421	$179,586,818	$188,439,000	(6.7)%	(4.7)%
Universal life	27,771,451	30,351,626	30,670,689	(8.5)	(1.0)
	$195,365,872	$209,938,444	$219,109,689	(6.9)	(4.2)
Average Account Values
Universal life	$3,330,496	$3,418,753	$3,304,966	(2.6)	3.4
Fixed annuity(2)	3,033,811	3,187,616	3,329,680	(4.8)	(4.3)
Variable annuity	583,758	597,467	665,742	(2.3)	(10.3)
	$6,948,065	$7,203,836	$7,300,388	(3.6)	(1.3)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.73%	5.83%	5.86%
Interest credited to policyholders	4.00	3.99	3.98
Interest spread	1.73%	1.84%	1.88%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4) Excludes $44,812,977 related to the MONY acquisition.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment operating income

Operating income was $154.0 million for the year ended December 31, 2013, a decrease of $17.1 million, or 10.0%, as compared to the year ended December 31, 2012, primarily due to less favorable mortality, an unfavorable change in prospective unlocking, lower spread income, the impact of increased reinsurance, and the expected runoff of business, partly offset by the favorable impact of $25.2 million from the MONY acquisition in the fourth quarter of 2013.

Operating revenues

Net premiums and policy fees increased $59.6 million, or 13.0%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the MONY acquisition which added $104.3 million in 2013. This increase was partly offset by a reinsurance transaction in 2013, the favorable impact of a reinsurance recapture in 2012, and expected runoff. Net investment income increased $67.0 million, or 12.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the MONY acquisition. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $156.5 million, or 18.5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase was due to a $175.9 million impact from the MONY acquisition, less favorable mortality and less favorable unlocking, which was partly offset by reinsurance changes, and the expected runoff of the in-force business.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(409,648)	$(387,245)	$(419,676)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(330,153)	(320,662)	(383,439)
Amortization of deferred policy acquisition costs	(8,968)	(11,766)	(19,062)
Other operating expenses	(50,159)	(54,595)	(54,894)
Total benefits and expenses	(389,280)	(387,023)	(457,395)

NET IMPACT OF REINSURANCE (1)	$(20,368)	$(222)	$37,719

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

The net impact of reinsurance decreased $20.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in ceded premiums in relation to the increase in ceded benefits and settlement expenses. This was primarily driven by the MONY acquisition in the fourth quarter of 2013.

The net impact of reinsurance decreased $37.9 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to a larger decrease in ceded benefits and settlement expenses in relation to the decrease in ceded premiums.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$132,317	$97,928	$68,385	35.1%	43.2%
Reinsurance ceded	(51,974)	(26)	(66)	n/m	60.6
Net premiums and policy fees	80,343	97,902	68,319	(17.9)	43.3
Net investment income	468,329	504,342	507,229	(7.1)	(0.6)
Realized gains (losses) - derivatives	(27,392)	(36,501)	(21,881)	25.0	(66.8)
Other income	122,828	82,607	53,999	48.7	53.0
Total operating revenues	644,108	648,350	607,666	(0.7)	6.7
Realized gains (losses) - investments	8,418	28,470	9,461
Realized gains (losses) - derivatives, net of economic cost	(83,522)	(66,331)	16,058
Total revenues	569,004	610,489	633,185	(6.8)	(3.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	320,209	369,692	391,880	(13.4)	(5.7)
Amortization of deferred policy acquisition costs and value of business acquired	47,355	60,032	51,417	(21.1)	16.8
Other operating expenses	110,266	100,848	84,996	9.3	18.7
Operating benefits and expenses	477,830	530,572	528,293	(9.9)	0.4
Amortization related to benefits and settlement expenses	(2,036)	(70)	(1,092)
Amortization of DAC related to realized gains (losses) - investments	(15,857)	(14,713)	5,784
Total benefits and expenses	459,937	515,789	532,985	(10.8)	(3.2)
INCOME BEFORE INCOME TAX	109,067	94,700	100,200	15.2	(5.5)
Less: realized gains (losses) - investments	8,418	28,470	9,461
Less: realized gains (losses) - derivatives, net of economic cost	(83,522)	(66,331)	16,058
Less: amortization related to benefits and settlement expenses	2,036	70	1,092
Less: related amortization of DAC	15,857	14,713	(5,784)
OPERATING INCOME	$166,278	$117,778	$79,373	41.2	48.4

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Sales
Fixed annuity	$693,128	$591,711	$1,032,582	17.1%	(42.7)%
Variable annuity	1,866,494	2,734,985	2,348,599	(31.8)	16.5
	$2,559,622	$3,326,696	$3,381,181	(23.1)	(1.6)
Average Account Values
Fixed annuity(1)	$8,233,343	$8,559,562	$8,538,007	(3.8)	0.3
Variable annuity	10,696,375	7,550,714	5,397,720	41.7	39.9
	$18,929,718	$16,110,276	$13,935,727	17.5	15.6
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.50%	5.80%	5.93%
Interest credited to policyholders	3.53	3.85	4.33
Interest spread	1.97%	1.95%	1.60%

(1)             Includes general account balances held within variable annuity products.

(2)             Interest spread on average general account values.

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(31,216)	$21,138	$164,221	$(52,354)	$(143,083)
Equity futures - VA	(52,640)	(50,797)	(30,061)	(1,843)	(20,736)
Currency futures - VA	(469)	(2,763)	2,977	2,294	(5,740)
Volatility futures - VA	—	(132)	—	132	(132)
Variance swaps - VA	(11,310)	(11,792)	(239)	482	(11,553)
Equity options - VA	(95,022)	(37,370)	(15,051)	(57,652)	(22,319)
Volatility options - VA	(115)	—	—	(115)	—
Interest rate swaptions - VA	1,575	(2,260)	—	3,835	(2,260)
Interest rate swaps - VA	(157,408)	3,264	7,718	(160,672)	(4,454)
Credit default swaps - VA	—	—	(7,851)	—	7,851
Embedded derivative - GMWB(1)	162,737	(22,120)	(127,537)	184,857	105,417
Funds withheld derivative	71,862	—	—	71,862	—
Total derivatives related to variable annuity contracts	(112,006)	(102,832)	(5,823)	(9,174)	(97,009)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(942)	—	—	(942)	—
Equity futures - FIA	173	—	—	173	—
Volatility futures - FIA	(5)	—	—	(5)	—
Equity options - FIA	1,866	—	—	1,866	—
Total derivatives related to FIA contracts	1,092	—	—	1,092	—
Economic cost - VA GMWB(2)	27,392	36,501	21,881	(9,109)	14,620
Realized gains (losses) - derivatives, net of economic cost	$(83,522)	$(66,331)	$16,058	$(17,191)	$(82,389)

(1)             Includes impact of nonperformance risk of $(7.2) million and $(70.4) million for the year ended December 31, 2013 and 2012, respectively.

(2)             Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2013	2012	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$85,137	$129,309	(34.2)%
GMDB Reserves	13,324	19,316	(31.0)
GMWB and GMAB Reserves	(93,881)	169,269	n/m
Account value subject to GMWB rider(2)	9,513,847	7,165,375	32.8
GMWB Benefit Base(2)	8,601,719	6,888,471	24.9
GMAB Benefit Base	5,441	5,565	(2.2)
S&P 500® Index	1,848	1,426	29.6

(1)             Guaranteed death benefits in excess of contract holder account balance.

(2)             Amounts are not adjusted for reinsurance ceded.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment operating income

Segment operating income was $166.3 million for the year ended December 31, 2013, as compared to $117.8 million for the year ended December 31, 2012, an increase of $48.5 million, or 41.2%. This variance included a favorable change of $36.9 million in unlocking and higher gross policy fees and other income in the VA line. Partially offsetting these favorable changes was an unfavorable change in net investment income and an increase in ceded policy fees.

Operating revenues

Segment operating revenues decreased $4.2 million, or 0.7%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to lower overall investment income and an increase in ceded policy fees within the VA line of business. Average fixed account balances decreased by 3.8% and average variable account balances increased by 41.7% for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $49.5 million, or 13.4%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the market value adjusted line, lower amortization, a favorable change in unlocking, and a $2.8 million favorable change in the FIA fair value adjustments. These favorable changes were partially offset by a $17.5 million unfavorable change in SPIA mortality results. Unfavorable unlocking of $2.1 million was recorded in the year ended December 31, 2013, as compared to $13.8 million of unfavorable unlocking during the year ended December 31, 2012.

Amortization of DAC

The decrease in DAC amortization for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to a favorable change in unlocking. The segment recorded favorable DAC unlocking of $13.8 million for the year ended December 31, 2013, as compared to unfavorable unlocking of $11.4 million for the year ended December 31, 2012. The favorable change in unlocking is partially offset by increased DAC amortization in the VA line that is attributable to the growth in the business.

Other operating expenses

Other operating expenses increased $9.4 million, or 9.3%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is due to higher commissions and maintenance expenses. Lower acquisition expenses are partially offsetting these increases.

Sales

Total sales decreased $767.1 million, or 23.1%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Sales of variable annuities decreased $868.5 million, or 31.8% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Sales of fixed annuities increased by $101.4 million, or 17.1% for the year ended December 31, 2013, as compared to the year ended December 31, 2012, driven by sales of a recently launched fixed indexed annuity.

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

Benefits and settlement expenses

Benefits and settlement expenses decreased $22.2 million, or 5.7%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011. This decrease was primarily the result of lower credited interest, a $9.0 million favorable change in SPIA mortality results and other favorable reserve changes. These favorable changes were partially offset by higher realized losses in the market value adjusted line, a $4.0 million unfavorable change in the FIA fair value adjustments, and an unfavorable change in unlocking. Unfavorable unlocking of $13.8 million was recorded in the year ended December 31, 2012, as compared to $3.1 million of favorable unlocking during the year ended December 31, 2011.

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

Reinsurance

During the year ended December 31, 2013, the Annuity segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek, a subsidiary of PLC.  The cost of reinsurance to the segment is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements.

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(51,974)	$(26)	$(66)
Realized gains (losses)- derivatives	32,344	—	—
Total operating revenues	(19,630)	(26)	(66)
Realized gains (losses)- derivatives, net of economic cost	(123,241)	—	—
Total revenues	(142,871)	(26)	(66)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(1,247)	—	—
Amortization of deferred policy acquisition costs	(853)	—	—
Other operating expenses	(1,684)	—	—
Operating benefits and expenses	(3,784)	—	—
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	(30,483)	—	—
Total benefit and expenses	(34,267)	—	—

NET IMPACT OF REINSURANCE	$(108,604)	$(26)	$(66)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is unfavorable by $210.5 million for the year December 31, 2013, as compared to the year ended December 31, 2012, primarily due to realized gains on derivatives that were ceded. That was partially offset by favorable changes in DAC amortization.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Net investment income	$123,798	$128,239	$145,150	(3.5)%	(11.7)%
Other income	759	1	(1)	n/m	n/m
Total operating revenues	124,557	128,240	145,149	(2.9)	(11.6)
Realized gains (losses)	(1,583)	(4,966)	25,306	68.1	n/m
Total revenues	122,974	123,274	170,455	(0.2)	(27.7)
BENEFITS AND EXPENSES
Benefits and settlement expenses	41,793	64,790	81,256	(35.5)	(20.3)
Amortization of deferred policy acquisition costs	398	947	4,556	(58.0)	(79.2)
Other operating expenses	1,805	2,174	2,557	(17.0)	(15.0)
Total benefits and expenses	43,996	67,911	88,369	(35.2)	(23.2)
INCOME BEFORE INCOME TAX	78,978	55,363	82,086	42.7	(32.6)
Less: realized gains (losses)	(1,583)	(4,966)	25,306
OPERATING INCOME	$80,561	$60,329	$56,780	33.5	6.3

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Sales
GIC	$494,582	$400,104	$498,695	23.6%	(19.8)%
GFA - Direct Institutional	—	221,500	300,000	n/m	(26.2)
	$494,582	$621,604	$798,695	(20.4)	(22.2)

Average Account Values	$2,537,307	$2,637,549	$2,685,194	(3.8)%	(1.8)%
Ending Account Values	$2,559,552	$2,510,559	$2,769,510	2.0%	(9.4)%

Operating Spread
Net investment income yield	4.88%	4.87%	5.43%
Other income yield	0.03	—	—
Interest credited	1.65	2.44	3.03
Operating expenses	0.09	0.12	0.26
Operating spread	3.17%	2.31%	2.14%

Adjusted operating spread(1)	2.67%	2.09%	1.80%

(1) Excludes participating mortgage loan income and other income.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment Operating Income

Operating income was $80.6 million and increased $20.2 million, or 33.5%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in operating earnings resulted from an increase in participating mortgage income, higher operating spreads, and lower expenses offset by a decline in average account values. Participating mortgage income for the year ended December 31, 2013 was $12.1 million as compared to $5.5 million for the year ended December 31, 2012. The adjusted operating spread, which excludes participating income and other income, increased by 58 basis points for the year ended December 31, 2013 over the prior year.

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

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$253,588	$259,741	$268,200	(2.4)%	(3.2)%
Reinsurance ceded	(87,781)	(91,085)	(97,302)	3.6	6.4
Net premiums and policy fees	165,807	168,656	170,898	(1.7)	(1.3)
Net investment income	19,046	19,698	21,650	(3.3)	(9.0)
Other income	111,929	105,792	90,039	5.8	17.5
Total operating revenues	296,782	294,146	282,587	0.9	4.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	97,174	91,778	88,257	5.9	4.0
Amortization of deferred policy acquisition costs	23,603	22,569	22,607	4.6	(0.2)
Other operating expenses	155,857	170,034	154,831	(8.3)	9.8
Total benefits and expenses	276,634	284,381	265,695	(2.7)	7.0
INCOME BEFORE INCOME TAX	20,148	9,765	16,892	n/m	(42.2)
OPERATING INCOME	$20,148	$9,765	$16,892	n/m	(42.2)

The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Sales
Credit insurance	$33,635	$35,336	$35,767	(4.8)%	(1.2)%
Service contracts	344,081	328,931	286,485	4.6	14.8
GAP	66,646	62,342	72,908	6.9	(14.5)
	$444,362	$426,609	$395,160	4.2	8.0
Loss Ratios(1)
Credit insurance	36.1%	37.7%	33.8%
Service contracts	61.3	58.7	56.5
GAP	58.1	41.3	33.8

(1) Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment operating income

Operating income was $20.1 million, representing an increase of $10.4 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Service contract earnings increased $5.4 million primarily due to $4.1 million of expense incurred in 2012 to write off previously capitalized costs associated with developing internal-use software. In addition, the line experienced higher volume and lower general expenses in 2013. Credit insurance earnings increased $4.2 million primarily due to $3.1 million in legal settlement and related costs incurred in

2012 and lower expenses in 2013.  Earnings from the GAP product line increased $0.8 million primarily resulting from lower expenses, somewhat offset by higher losses.

Net premiums and policy fees

Net premiums and policy fees decreased $2.8 million, or 1.7%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Service contract premiums decreased $3.3 million, or 2.5%, partly due to higher ceded premiums. Credit insurance premiums decreased $1.3 million, or 8.3%, primarily the result of decreasing sales and the related impact on earned premiums. The decreases were partially offset by an increase of $1.8 million, or 8.4%, in the GAP product line primarily due to lower ceded premiums.

Other income

Other income increased $6.1 million, or 5.8%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in 2013 sales reflecting improvement in the U.S. automobile market.

Benefits and settlement expenses

Benefits and settlement expenses increased $5.4 million, or 5.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. GAP claims increased $4.7 million and service contract claims increased $1.5 million due to higher loss ratios.  The increases were partially offset by a decrease in credit insurance claims of $0.8 million.

Amortization of DAC and Other operating expenses

Amortization of DAC increased $1.0 million, or 4.6%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to higher amortization expense in the service contract product line somewhat offset by lower expense in the GAP and credit product lines. Other operating expenses decreased $14.2 million, or 8.3%, for the year ended December 31, 2013, partly due to the $4.1 million impairment and disposal of capitalized costs associated with developing internal-use software in 2012, $2.0 million legal settlement costs incurred in 2012 and an expense reduction initiative implemented in the first quarter of 2013.

Sales

Total segment sales increased $17.8 million, or 4.2%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Service contract sales increased $15.2 million, or 4.6%, and sales in the GAP product line increased $4.3 million, or 6.9%. The increase is partly attributable to the improvement in auto sales over the prior year.  Credit insurance sales decreased $1.7 million, or 4.8%, partly due to an increase in refunds as a result of the 2012 legal settlement.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(87,781)	$(91,085)	$(97,302)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(52,402)	(56,958)	(63,406)
Amortization of deferred policy acquisition costs	(13,788)	(18,869)	(24,614)
Other operating expenses	(7,300)	(9,353)	(11,759)
Total benefits and expenses	(73,490)	(85,180)	(99,779)

NET IMPACT OF REINSURANCE (1)	$(14,291)	$(5,905)	$2,477

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Reinsurance premiums ceded decreased $3.3 million, or 3.6%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a decrease in ceded GAP premiums primarily due to a change in mix of GAP business, somewhat offset by an increase in service contract premiums.

Benefits and settlement expenses ceded decreased $4.6 million, or 8.0%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease was primarily due to lower losses in the service contract and dealer credit lines, somewhat offset by an increase in GAP losses.

Amortization of DAC ceded decreased $5.1 million, or 26.9%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as the result of the decreases in the GAP product line. Other operating expenses ceded decreased $2.1 million, or 22.0%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as a result of decreases in the GAP product line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$18,160	$19,567	$21,469	(7.2)%	(8.9)%
Reinsurance ceded	(11)	(28)	(108)	60.7	74.1
Net premiums and policy fees	18,149	19,539	21,361	(7.1)	(8.5)
Net investment income	86,498	100,351	104,140	(13.8)	(3.6)
Other income	4,776	32,231	36,802	(85.2)	(12.4)
Total operating revenues	109,423	152,121	162,303	(28.1)	(6.3)
Realized gains (losses) - investments	5,180	(27,930)	(1,801)
Realized gains (losses) - derivatives	(9,681)	6,011	(14,892)
Total revenues	104,922	130,202	145,610	(19.4)	(10.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	22,330	19,393	21,528	15.1	(9.9)
Amortization of deferred policy acquisition costs	625	1,018	2,654	(38.6)	(61.6)
Other operating expenses	161,088	130,591	131,136	23.4	(0.4)
Total benefits and expenses	184,043	151,002	155,318	21.9	(2.8)
INCOME (LOSS) BEFORE INCOME TAX	(79,121)	(20,800)	(9,708)	n/m	n/m
Less: realized gains (losses) - investments	5,180	(27,930)	(1,801)
Less: realized gains (losses) - derivatives	(9,681)	6,011	(14,892)
OPERATING INCOME (LOSS)	$(74,620)	$1,119	$6,985	n/m	(84.0)

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $74.6 million for the year ended December 31, 2013, as compared to operating income of $1.1 million for the year ended December 31, 2012. The decrease was primarily due to a $27.6 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2013, $4.4 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations compared to $32.0 million of pre-tax gains during 2012. In addition, the segment experienced a $2.8 million decrease related to a portfolio of securities designated for trading, a $4.0 million unfavorable variance related to income on called securities, lower core investment income, and higher other operating expenses.

Operating revenues

Net investment income for the segment decreased $13.9 million, or 13.8%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, and net premiums and policy fees decreased $1.4 million, or 7.1%. The decrease in net investment income was primarily the result of a $2.8 million decrease related to a portfolio of securities designated for trading, a $4.0 million unfavorable variance related to income on called securities, and lower core investment income as compared to 2012. Partially offsetting these decreases was a $14.0 million increase in interest income associated with a reserve financing transaction which is entirely offset by the increase in interest expense as referred to below. Other income decreased $27.5 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to a $27.6 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $33.0 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase in operating expenses reflects a $14.0 million increase in interest expense associated with a reserve financing transaction which was entirely offset by the increase in interest income as referred to above, $5.1 million of acquisition related expenses recorded during the twelve months ended December 31, 2013, and an increase in general overhead expenses as compared to the year ended December 31, 2012.

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

Operating revenues

Net investment income for the segment decreased $3.8 million, or 3.6%, for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and net premiums and policy fees decreased $1.8 million, or 8.5%. The decrease in net investment income was primarily the result of $8.5 million of pre-tax earnings recorded in 2011 relating to the settlement of a dispute with respect to certain investments.  In addition, the segment experienced a decrease in investment income related to the lower interest rate environment as compared to the year ended December 31, 2011.  Partially offsetting this variance was an $8.6 million increase in mortgage loan prepayment fee income as compared to the year ended December 31, 2011.  Other income decreased $4.6 million 2012 as compared to the year ended December 31, 2011, primarily due to a $3.5 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

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

Portfolio Description

As of December 31, 2013, our investment portfolio was approximately $43.6 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of December 31,
	2013		2012
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2013 - $26,094,567; 2012 - $21,228,463)	$27,052,318	62.0%	$23,808,542	64.6%
Privately issued bonds (amortized cost: 2013 - $7,912,256; 2012 - $5,732,847)	8,110,439	18.6	6,261,436	17.0
Fixed maturities	35,162,757	80.6	30,069,978	81.6
Equity securities (cost: 2013 - $632,652; 2012 - $371,827)	602,388	1.4	373,715	1.0
Mortgage loans	5,486,417	12.6	4,948,625	13.4
Investment real estate	16,873	—	6,517	—
Policy loans	1,815,744	4.2	865,391	2.3
Other long-term investments	424,482	1.0	378,821	1.0
Short-term investments	133,024	0.2	216,787	0.7
Total investments	$43,641,685	100.0%	$36,859,834	100.0%

Included in the preceding table are $2.8 billion and $3.0 billion of fixed maturities and $52.4 million and $118.9 million of short-term investments classified as trading securities as of December 31, 2013 and 2012, respectively. The trading portfolio includes invested assets of $2.8 billion and $3.0 billion as of December 31, 2013 and 2012, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above, are $365.0 million and $300.0 million of securities classified as held-to-maturity as of December 31, 2013 and 2012, respectively.

Fixed Maturity Investments

As of December 31, 2013, our fixed maturity investment holdings were approximately $35.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2013	2012
AAA	12.5%	14.7%
AA	7.0	7.2
A	32.2	30.8
BBB	41.7	39.7
Below investment grade	5.6	6.6
Not rated	1.0	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2013, based upon amortized cost, $40.7 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $33.8 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

Changes in fair value for our available-for-sale portfolio, net of related DAC, VOBA, and policyholder dividend obligation are charged or credited directly to shareowner’s equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2013	2012
	(Dollars In Millions)
Corporate bonds	$27,268.0	$22,037.9
Residential mortgage-backed securities	1,756.0	2,197.1
Commercial mortgage-backed securities	1,129.2	1,040.9
Other asset-backed securities	1,160.2	1,133.0
U.S. government-related securities	1,704.1	1,474.3
Other government-related securities	108.5	164.2
States, municipals, and political subdivisions	1,671.7	1,722.6
Other	365.0	300.0
Total fixed income portfolio	$35,162.7	$30,070.0

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $32.0 billion, or 91.0%, of our fixed maturities as “available-for-sale” as of December 31, 2013. These securities are carried at fair value on our consolidated balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $365.0 million, or 1.0% of our fixed maturities as “held-to-maturity” as of December 31, 2013. These securities are carried at amortized cost on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.8 billion, or 8.0%, of our fixed maturities and $52.4 million of short-term investments as of December 31, 2013. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2013	2012
	(Dollars In Thousands)
AAA	$419,866	$559,374
AA	266,173	239,834
A	854,020	801,562
BBB	924,554	1,038,873
Below investment grade	324,453	353,089
Total Modco trading fixed maturities	$2,789,066	$2,992,732

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2013, were approximately $4.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential Mortgage-Backed Securities - As of December 31, 2013, our RMBS portfolio was approximately $1.8 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of December 31, 2013.

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	26.0%
PAC	38.0
Pass Through	10.8
Other	25.2
100.00%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	60.2%
AA	—
A	1.1
BBB	0.6
Below investment grade	38.1
100.0%

Alt-A Collateralized Holdings

As of December 31, 2013, we held securities with a fair value of $395.0 million, or 0.9% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2012, we held securities with a fair value of $443.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of December 31, 2013, these securities had a fair value of $132.0 million and an unrealized gain of $28.3 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2013:

Percentage of
Alt-A
Rating	Securities
BBB	0.2%
Below investment grade	99.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2013:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
BBB	$0.8	$—	$—	$—	$—	$0.8
Below investment grade	394.2	—	—	—	—	394.2
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$395.0	$—	$—	$—	$—	$395.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
BBB	$—	$—	$—	$—	$—	$—
Below investment grade	32.9	—	—	—	—	32.9
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$32.9	$—	$—	$—	$—	$32.9

Sub-Prime Collateralized Holdings

As of December 31, 2013, we held securities with a total fair value of $2.0 million that were supported by collateral classified as sub-prime. As of December 31, 2012, we held securities with a fair value of $2.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of December 31, 2013, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.4 billion, or 3.1%, of total invested assets. As of December 31, 2012, we held securities with a fair value of $1.8 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2013:

Percentage of
Prime
Rating	Securities
AAA	77.8%
AA	—
A	1.4
BBB	0.7
Below investment grade	20.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2013:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$280.4	$292.0	$315.1	$24.4	$145.3	$1,057.2
AA	0.3	—	—	—	—	0.3
A	18.6	—	—	—	—	18.6
BBB	9.0	—	—	—	—	9.0
Below investment grade	273.9	—	—	—	—	273.9
Total mortgage-backed securities collateralized by prime mortgage loans	$582.2	$292.0	$315.1	$24.4	$145.3	$1,359.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$14.0	$6.3	$3.3	$(1.1)	$(5.0)	$17.5
AA	—	—	—	—	—	—
A	0.6	—	—	—	—	0.6
BBB	0.5	—	—	—	—	0.5
Below investment grade	7.2	—	—	—	—	7.2
Total mortgage-backed securities collateralized by prime mortgage loans	$22.3	$6.3	$3.3	$(1.1)	$(5.0)	$25.8

Commercial Mortgage-Backed Securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion. As of December 31, 2012, the CMBS holdings were approximately $1.0 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2013:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	68.7%
AA	13.8
A	14.5
BBB	3.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2013:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$64.8	$80.2	$207.4	$294.0	$128.9	$775.3
AA	16.9	33.0	37.3	40.5	28.4	156.1
A	48.0	31.9	52.8	13.0	18.4	164.1
BBB	33.7	—	—	—	—	33.7
Total commercial mortgage- backed securities	$163.4	$145.1	$297.5	$347.5	$175.7	$1,129.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$1.2	$5.7	$14.2	$(9.4)	$(5.6)	$6.1
AA	0.2	1.8	2.3	(3.5)	(1.8)	(1.0)
A	1.0	0.9	(0.7)	(1.4)	(2.0)	(2.2)
BBB	0.4	—	—	—	—	0.4
Total commercial mortgage- backed securities	$2.8	$8.4	$15.8	$(14.3)	$(9.4)	$3.3

Other Asset-Backed Securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2013, these holdings were approximately $1.2 billion. As of December 31, 2012, these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2013:

Percentage of
Other Asset- Backed
Rating	Securities
AAA	47.8%
AA	18.7
A	21.0
BBB	0.8
Below investment grade	11.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2013:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$474.2	$4.7	$24.8	$32.1	$18.7	$554.5
AA	153.7	—	—	63.5	—	217.2
A	63.9	—	51.9	93.8	34.3	243.9
BBB	9.3	—	—	—	—	9.3
Below investment grade	135.3	—	—	—	—	135.3
Total other asset-backed securities	$836.4	$4.7	$76.7	$189.4	$53.0	$1,160.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$(41.1)	$—	$0.7	$(0.8)	$(0.4)	$(41.6)
AA	(15.1)	—	—	(0.3)	—	(15.4)
A	5.7	—	4.2	0.6	(0.5)	10.0
BBB	0.1	—	—	—	—	0.1
Below investment grade	11.2	—	—	—	—	11.2
Total other asset-backed securities	$(39.2)	$—	$4.9	$(0.5)	$(0.9)	$(35.7)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2013, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	December 31, 2013	Value	December 31, 2012	Value
	(Dollars In Thousands)
Banking	$2,663,408	7.6%	$2,314,924	7.7%
Other finance	620,051	1.8	346,029	1.2
Electric	3,749,786	10.7	3,782,241	12.6
Natural gas	2,364,863	6.7	2,199,265	7.3
Insurance	2,631,715	7.5	2,539,394	8.4
Energy	1,946,030	5.5	1,820,275	6.1
Communications	1,500,544	4.3	1,260,773	4.2
Basic industrial	1,673,188	4.8	1,293,037	4.3
Consumer noncyclical	3,040,080	8.6	1,738,686	5.8
Consumer cyclical	2,140,643	6.1	941,057	3.1
Finance companies	259,925	0.7	244,107	0.8
Capital goods	1,299,535	3.7	1,065,864	3.5
Transportation	908,600	2.6	670,477	2.2
Other industrial	386,079	1.1	235,642	0.8
Brokerage	627,630	1.8	588,307	2.0
Technology	1,007,174	2.9	844,036	2.8
Real estate	269,378	0.8	119,021	0.4
Other utility	179,346	0.5	34,779	0.1
Commercial mortgage-backed securities	1,129,226	3.2	1,040,896	3.5
Other asset-backed securities	1,160,238	3.3	1,132,943	3.8
Residential mortgage-backed non-agency securities	800,154	2.3	987,035	3.3
Residential mortgage-backed agency securities	955,791	2.7	1,210,098	4.0
U.S. government-related securities	1,704,128	4.8	1,474,319	4.9
Other government-related securities	108,524	0.3	164,222	0.5
State, municipals, and political divisions	1,671,721	4.8	1,722,551	5.7
Other	365,000	0.9	300,000	1.0
Total	$35,162,757	100.0%	$30,069,978	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2013, our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $35.2 billion, which was 4.1% above amortized cost of $33.8 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2013, our mortgage loan holdings were approximately $5.5 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loan portfolio was underwritten and funded by the Company. From time to time, we may acquire loans in conjunction with an acquisition.

During 2013, we acquired previously funded mortgage loans as part of the MONY acquisition with a fair value of $823.3 million as of the acquisition date. These loans were recorded in our balance sheet at the fair value of the mortgage loans on the date of acquisition, October 1, 2013. The acquired loans had an unpaid principal balance of $857.3 million of which we did not expect to collect $11.0 million as of the date of acquisition.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2013 and 2012, our allowance for mortgage loan credit losses was $3.1 million and $2.9 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2013, we estimated the fair value of our mortgage loans to be $5.9 billion (using discounted cash flows from the next call date), which was approximately 7.5% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2013 and 2012, approximately $666.6 million and $817.3 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile. During the year ended December 31, 2013 and 2012, we recognized $17.9 million and $16.1 million of participating mortgage loan income, respectively.

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $94.5 million will be due in 2014, $1.2 billion in 2015 through 2019, $511.3 million in 2020 through 2024, and $134.5 million thereafter.

As of December 31, 2013, approximately $15.9 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2013, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the Financial Accounting Standards Board (“FASB”) ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $3.2 million as of December 31, 2013.  During the year a mortgage loan was paid off at a discount, the impact of this transaction resulted in a reduction of $0.5 million in our investments in mortgage loans, net of existing allowances for mortgage loan losses and did not remain on our balance sheets as of December 31, 2013.

Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of December 31, 2013, $3.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. We foreclosed on three nonperforming loans of $10.5 million during the year ended December 31, 2013.

As of December 31, 2013, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2013. We did not foreclose on any nonperforming loans subject to a pooling and service agreement during the year ended December 31, 2013.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2013:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$3,973,190	12.4%
AA	2,199,142	6.9
A	10,469,711	32.7
BBB	13,747,442	43.0
Investment grade	30,389,485	95.0
BB	934,654	2.9
B	140,368	0.4
CCC or lower	534,760	1.7
Below investment grade	1,609,782	5.0
Total	$31,999,267	100.0%

Not included in the table above are $2.5 billion of investment grade and $333.9 million of below investment grade fixed maturities classified as trading securities and $365.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2013. The following summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2013:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$221.8	$—	$221.8
Comcast Corp.	212.9	—	212.9
General Electric	204.7	—	204.7
Duke Energy Corp.	189.8	—	189.8
Bank of America Corp.	188.2	—	188.2
Wells Fargo & Co	184.8	—	184.8
AT&T Inc.	178.1	—	178.1
Exelon Corp.	168.3	—	168.3
Nextera Energy Inc.	168.2	—	168.2
Morgan Stanley	158.9	0.2	159.1

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

For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2013, we recognized pre-tax other-than-temporary impairments of $22.4 million due to credit-related factors, resulting in a charge to earnings. The $22.4 million of credit losses included $11.5 million of non-credit losses previously recorded in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2013. As December 31, 2013, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
		(Dollars In Millions)
Securities:
United Kingdom	$523.6	$824.0	$1,347.6
Switzerland	148.8	305.5	454.3
Netherlands	184.7	185.0	369.7
France	97.0	173.2	270.2
Germany	69.2	131.8	201.0
Sweden	155.0	30.5	185.5
Spain	42.6	138.6	181.2
Ireland	10.8	103.7	114.5
Belgium	—	109.2	109.2
Italy	—	99.9	99.9
Norway	12.6	83.4	96.0
Luxembourg	—	71.3	71.3
Total securities	1,244.3	2,256.1	3,500.4
Derivatives:
Switzerland	12.5	—	12.5
Germany	7.4	—	7.4
United Kingdom	1.1	—	1.1
Total derivatives	21.0	—	21.0
Total securities	$1,265.3	$2,256.1	$3,521.4

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2013	2012	2011	2013	2012
	(Dollars In Thousands)
Fixed maturity gains - sales	$69,356	$73,017	$95,384	$(3,661)	$(22,367)
Fixed maturity losses - sales	(6,195)	(5,348)	(15,340)	(847)	9,992
Equity gains - sales	3,276	206	9,136	3,070	(8,930)
Equity losses - sales	—	(251)	—	251	(251)
Impairments on fixed maturity securities	(19,100)	(58,144)	(47,321)	39,044	(10,823)
Impairments on equity securities	(3,347)	—	—	(3,347)	—
Modco trading portfolio	(178,134)	177,986	164,224	(356,120)	13,762
Other	(9,840)	(12,774)	(5,651)	2,934	(7,123)
Total realized gains (losses) - investments	$(143,984)	$174,692	$200,432	$(318,676)	$(25,740)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(31,216)	$21,138	$164,221	$(52,354)	$(143,083)
Equity futures - VA	(52,640)	(50,797)	(30,061)	(1,843)	(20,736)
Currency futures - VA	(469)	(2,763)	2,977	2,294	(5,740)
Volatility futures - VA	—	(132)	—	132	(132)
Variance swaps - VA	(11,310)	(11,792)	(239)	482	(11,553)
Equity options - VA	(95,022)	(37,370)	(15,051)	(57,652)	(22,319)
Volatility options- VA	(115)	—	—	(115)	—
Interest rate swaptions - VA	1,575	(2,260)	—	3,835	(2,260)
Interest rate swaps - VA	(157,408)	3,264	7,718	(160,672)	(4,454)
Credit default swaps - VA	—	—	(7,851)	—	7,851
Embedded derivative - GMWB	162,737	(22,120)	(127,537)	184,857	105,417
Funds withheld derivative	71,862	—	—	71,862	—
Total derivatives related to variable annuity contracts	(112,006)	(102,832)	(5,823)	(9,174)	(97,009)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(942)	—	—	(942)	—
Equity futures - FIA	173	—	—	173	—
Volatility futures - FIA	(5)	—	—	(5)	—
Equity options - FIA	1,866	—	—	1,866	—
Total derivatives related to FIA contracts	1,092	—	—	1,092	—
Embedded derivative - Modco reinsurance treaties	205,176	(132,816)	(134,340)	337,992	1,524
Interest rate swaps	2,985	(87)	(11,264)	3,072	11,177
Interest rate caps	—	(2,666)	(2,801)	2,666	135
Derivatives with PLC(1)	(15,072)	10,664	(300)	(25,736)	10,964
Other derivatives	(14)	(79)	(477)	65	398
Total realized gains (losses) - derivatives	$82,161	$(227,816)	$(155,005)	$309,977	$(72,811)

(1) These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2013, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of December 31, 2013, we had posted cash and securities (at fair value) as collateral of approximately $102.3 million and $51.0 million, respectively. As of December 31, 2013, we received $10.7 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2013, we recognized pre-tax other-than-temporary impairments of $22.4 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $11.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. For the year ended December 31, 2012, we recognized pre-tax other-than-temporary impairments of $58.1 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2013	2012
	(Dollars In Millions)
Alt-A MBS	$8.5	$9.1
Other MBS	6.2	17.0
Corporate bonds	4.3	32.0
Sub-prime bonds	—	—
Equities	3.4	—
Total	$22.4	$58.1

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2013, we sold securities in an unrealized loss position with a fair value of $398.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$321,478	80.7%	$(2,118)	34.2%
>90 days but <= 180 days	31,936	8.0	(805)	13.0
>180 days but <= 270 days	22	—	(2)	—
>270 days but <= 1 year	6,962	1.7	(9)	0.1
>1 year	37,847	9.6	(3,261)	52.7
Total	$398,245	100.0%	$(6,195)	100.0%

For the year ended December 31, 2013, we sold securities in an unrealized loss position with a fair value (proceeds) of $398.2 million. The loss realized on the sale of these securities was $6.2 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2013, we sold securities in an unrealized gain position with a fair value of $2.3 billion. The gain realized on the sale of these securities was $72.6 million.

The $9.8 million of other realized losses recognized for the  year ended December 31, 2013, consists of the increase in mortgage loss reserves of $0.3 million, mortgage loan losses of $9.8 million, and partnership gains of $0.2 million.

For the year ended December 31, 2013, net losses of $178.1 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $29.7 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $205.2 million during the year ended December 31, 2013. These gains were primarily the result of higher interest rates.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $52.6 million, interest rate futures resulted in pre-tax losses of $31.2 million, and currency futures resulted in net pre-tax losses of $0.5 million for the year ended December 31, 2013, respectively. No volatility future positions were held during the year ended December 31, 2013.

We also use equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $95.0 million, the variance swaps resulted in a net pre-tax loss of $11.3 million, and the volatility options resulted in net pre-tax losses of $0.1 million for the year ended December 31, 2013, respectively.  As of December 31, 2013, we did not hold any volatility options.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. The interest rate swaps resulted in net pre-tax losses of $157.4 million and interest rate swaptions resulted in a net pre-tax gain of $1.6 million for the year ended December 31, 2013.

The GMWB rider embedded derivative on variable deferred annuities, with a GMWB rider, had net realized gains of $162.7 million for the year ended December 31, 2013.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $71.9 million for the year ended December 31, 2013.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $3.0 million for the year ended December 31, 2013. The pre-tax gains were primarily the result of $0.5 million in realized gains due to terminations and interest settlements and $2.5 million in unrealized gains during the year ended December 31, 2013.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in immaterial pre-tax losses for the year ended December 31, 2013.  As of December 31, 2013, we did not hold any interest rate caps.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $15.0 million related to the interest support agreement and an immaterial pre-tax gain related to the YRT premium support agreement for the year ended December 31, 2013. We entered into two separate portfolio maintenance agreements in October 2012. We recognized a pre-tax loss of $0.1 million for the year ended December 31, 2013 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses that were immaterial for the year ended December 31, 2013.

We recognized pre-tax losses of $0.9 million for the year ended December 31, 2013, related to the embedded derivative on the FIA product. We use certain equity options as well as equity and volatility futures to mitigate certain equity market risks associated with the FIA. For the year ended December 31, 2013, we recognized pre-tax gains of $2.0 million related to these derivatives.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2013, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.1 billion, prior to tax and DAC and VOBA offsets, as of December 31, 2013, and an overall net unrealized gain of $3.1 billion as of December 31, 2012.

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2013, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$6,075,381	55.8%	$6,253,613	54.4%	$(178,232)	29.5%
>90 days but <= 180 days	1,694,960	15.6	1,788,957	15.6	(93,997)	15.6
>180 days but <= 270 days	1,881,976	17.3	2,071,374	18.0	(189,398)	31.3
>270 days but <= 1 year	216,525	2.0	244,521	2.1	(27,996)	4.6
>1 year but <= 2 years	508,101	4.7	572,084	5.0	(63,983)	10.6
>2 years but <= 3 years	74,881	0.7	83,407	0.7	(8,526)	1.4
>3 years but <= 4 years	22,338	0.2	26,736	0.2	(4,398)	0.7
>4 years but <= 5 years	45,015	0.4	49,734	0.4	(4,719)	0.8
>5 years	370,506	3.3	403,561	3.6	(33,055)	5.5
Total	$10,889,683	100.0%	$11,493,987	100.0%	$(604,304)	100.0%

The majority of the unrealized loss as of December 31, 2013 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices.  Spread levels have improved since December 31, 2012. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to market perceived uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of December 31, 2013, the Barclays Investment Grade Index was priced at 112.9 bps versus a 10 year average of 164.4 bps. Similarly, the Barclays High Yield Index was priced at 427.8 bps versus a 10 year average of 602.7 bps. As of December 31, 2013, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.743%, 3.021%, and 3.969%, as compared to 10 year averages of 2.695%, 3.493%, and 4.220%, respectively.

As of December 31, 2013, 88.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of December 31, 2013, there were estimated gross unrealized losses of $11.3 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2013, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans. As of December 31, 2013, we reviewed the performance of the underlying collateral supporting these securities and determined that the expected cash flows were in line with the valuation. As such, we believe unrealized losses as of December 31, 2013 were temporary in nature.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2013, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$689,749	6.3%	$738,947	6.4%	$(49,198)	8.1%
Other finance	214,741	2.0	228,492	2.0	(13,751)	2.3
Electric	795,232	7.3	837,712	7.3	(42,480)	7.0
Natural gas	480,677	4.4	511,090	4.4	(30,413)	5.0
Insurance	464,275	4.3	489,487	4.3	(25,212)	4.2
Energy	335,157	3.1	349,894	3.0	(14,737)	2.4
Communications	362,081	3.3	396,156	3.4	(34,075)	5.6
Basic industrial	500,315	4.6	531,155	4.6	(30,840)	5.1
Consumer noncyclical	1,451,719	13.3	1,524,913	13.3	(73,194)	12.1
Consumer cyclical	983,621	9.0	1,020,361	8.9	(36,740)	6.1
Finance companies	25,405	0.2	26,603	0.2	(1,198)	0.2
Capital goods	528,881	4.9	545,555	4.7	(16,674)	2.8
Transportation	301,875	2.8	316,297	2.8	(14,422)	2.4
Other industrial	196,755	1.8	206,370	1.8	(9,615)	1.6
Brokerage	129,329	1.2	133,623	1.2	(4,294)	0.7
Technology	403,557	3.7	426,914	3.7	(23,357)	3.9
Real estate	123,183	1.1	127,049	1.1	(3,866)	0.6
Other utility	113,160	1.0	117,239	1.0	(4,079)	0.7
Commercial mortgage-backed securities	443,068	4.1	462,773	4.0	(19,705)	3.3
Other asset-backed securities	673,358	6.2	742,906	6.5	(69,548)	11.5
Residential mortgage-backed non-agency securities	306,421	2.8	321,417	2.8	(14,996)	2.5
Residential mortgage-backed agency securities	236,208	2.2	245,748	2.1	(9,540)	1.6
U.S. government-related securities	948,263	8.7	1,002,341	8.7	(54,078)	8.9
Other government-related securities	10,161	0.1	10,162	0.1	(1)	—
States, municipals, and political divisions	172,492	1.6	180,783	1.7	(8,291)	1.4
Total	$10,889,683	100.0%	$11,493,987	100.0%	$(604,304)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2013	2012

Banking	8.1%	10.2%
Other finance	2.3	0.5
Electric	7.0	6.6
Natural gas	5.0	4.1
Insurance	4.2	7.3
Energy	2.4	0.3
Communications	5.6	0.4
Basic industrial	5.1	3.2
Consumer noncyclical	12.1	2.7
Consumer cyclical	6.1	0.9
Finance companies	0.2	1.7
Capital goods	2.8	2.0
Transportation	2.4	—
Other industrial	1.6	0.2
Brokerage	0.7	0.4
Technology	3.9	1.0
Real estate	0.6	—
Other utility	0.7	—
Commercial mortgage-backed securities	3.3	0.4
Other asset-backed securities	11.5	43.8
Residential mortgage-backed non-agency securities	2.5	13.7
Residential mortgage-backed agency securities	1.6	—
U.S. government-related securities	8.9	0.4
Other government-related securities	—	—
States, municipals, and political divisions	1.4	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2013, varies, with 9.0% maturing in less than 5 years, 34.8% maturing between 5 and 10 years, and 56.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2013:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$6,071,816	55.8%	$6,391,626	55.6%	$(319,810)	52.9%
BBB	4,021,694	36.9	4,238,452	36.9	(216,758)	35.9
Investment grade	10,093,510	92.7	10,630,078	92.5	(536,568)	88.8
BB	318,230	2.9	349,906	3.0	(31,676)	5.2
B	93,883	0.9	105,239	0.9	(11,356)	1.9
CCC or lower	384,060	3.5	408,764	3.6	(24,704)	4.1
Below investment grade	796,173	7.3	863,909	7.5	(67,736)	11.2
Total	$10,889,683	100.0%	$11,493,987	100.0%	$(604,304)	100.0%

As of December 31, 2013, we held a total of 1,047 positions that were in an unrealized loss position. Included in that amount were 124 positions of below investment grade securities with a fair value of $796.2 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $67.7 million, of which $32.8 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.8% of invested assets.

As of December 31, 2013, securities in an unrealized loss position that were rated as below investment grade represented 7.3% of the total fair value and 11.2% of the total unrealized loss. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. We have the ability and intent to hold these securities to maturity. As of December 31, 2013, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $114.7 million. A widening of specific credit spreads is estimated to account for unrealized losses of $48.7 million, with changes in treasury rates offsetting this loss by an estimated $163.4 million.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2013:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$175,206	22.0%	$188,339	21.8%	$(13,133)	19.4%
>90 days but <= 180 days	188,605	23.7	201,658	23.3	(13,053)	19.3
>180 days but <= 270 days	51,316	6.4	58,570	6.8	(7,254)	10.7
>270 days but <= 1 year	14,478	1.8	15,928	1.8	(1,450)	2.1
>1 year but <= 2 years	40,040	5.0	44,028	5.1	(3,988)	5.9
>2 years but <= 3 years	55,645	7.0	62,921	7.3	(7,276)	10.7
>3 years but <= 4 years	7,353	0.9	8,077	0.9	(724)	1.1
>4 years but <= 5 years	44,989	5.7	49,666	5.7	(4,677)	6.9
>5 years	218,541	27.5	234,722	27.3	(16,181)	23.9
Total	$796,173	100.0%	$863,909	100.0%	$(67,736)	100.0%

The majority of our RMBS holdings as of December 31, 2013, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 5.41 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2013:

Weighted-Average
Non-agency portfolio	Life

Prime	5.84
Alt-A	4.68
Sub-prime	5.50

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of December 31, 2013, the fair value of securities pledged under the repurchase program was $384.4 million and the repurchase obligation of $350.0 million was included in our consolidated balance sheets (at an average borrowing rate of 10 basis points). During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013. As of December 31, 2012, we had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We did not have an outstanding balance under the Credit Facility as of December 31, 2013. PLC had an outstanding balance of $485.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2013.

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

We held $67.1 million of FHLB common stock as of December 31, 2013, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2013, we had $821.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of December 31, 2013, we reported approximately $544.8 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of December 31, 2013, 100% of these ARS were rated Aaa/AA+, or higher. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of December 31, 2013, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $57.2 million and $44.0 million was recorded as of December 31, 2013 and December 31, 2012, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2013, to fund mortgage loans in the amount of $322.8 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2013, we held cash and short-term investments of $478.6 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Net cash provided by operating activities	$542,477	$696,632	$632,399
Net cash used in investing activities	(1,082,652)	(585,833)	(787,744)
Net cash provided by (used in) financing activites	616,172	(10,992)	88,122
Total	$75,997	$99,807	$(67,223)

For The Year Ended December 31, 2013 as compared to The Year Ended December 31, 2012

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

Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the year ended December 31, 2013, the Company completed the acquisition of MONY and the reinsurance of MLOA.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $200 million inflows from repurchase program borrowings for the year ended December 31, 2013, as compared to $150.0 million inflows for the year ended December 31, 2012 and $345.1 million inflows of investment product and universal life net activity for the year ended December 31, 2013, as compared to $102.3 million of outflows in the prior year. Net issuances of non-recourse funding obligations equaled $46.0 million during the year ended December 31, 2013, as compared to net issuances of $198.3 million during the year ended December 31, 2012.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Captive Reinsurance Companies

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $8.5 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $296.6 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of

LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2013, no payments have been made under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $0.3 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustment of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms of the support agreements. There are no support agreements between us and Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $715 million as of December 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $149.8 million and will be paid in three installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. There were no support agreements between us and Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of December 31, 2013, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2013 and was $700 million as of December 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date and with a maturity date of December 30, 2022. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2013, no payments have been made under these agreements.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by us and our subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2013, the principal balance of the Red Mountain note was $365 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2013, no payments have been made under these agreements.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in our statutory capital and that of our insurance subsidiaries. We and our subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2014 is estimated to be $117.8 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2013, our total adjusted capital and company action level RBC was $3.2 billion and $714.8 million, respectively providing an RBC of approximately 446%.

In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, in the fourth quarter of 2012, PLC established an indirect wholly owned insurance subsidiary, Shades Creek Captive Insurance Company (“Shades Creek”) to which we have reinsured GMWB and GMDB riders related to our variable annuity contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement.  As of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of PLC.  As of December 31, 2013, Shades Creek maintained capital levels in excess of the required minimum thresholds.  The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, we have reinsured GMWB and GMDB riders related to our variable annuity contracts to Shades Creek. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation. As of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of PLC.

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $57 million on a pre-tax basis for the year ended December 31, 2013, as compared to a positive impact to our statutory surplus of approximately $20 million on a pre-tax basis for the year ended December 31, 2012.

On October 1, 2013, we completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), we acquired the stock of MONY Life Insurance Company (“MONY”)

from AEFS and entered into a reinsurance agreement pursuant to which it is reinsuring on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price for MONY was $686 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed us to invest our capital and increase the scale of our Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions for additional information.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2013, we ceded premiums to unaffiliated third party reinsurers amounting to $1.4 billion. In addition, we had receivables from unaffiliated reinsurers amounting to $6.0 billion as of December 31, 2013. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 10, Reinsurance.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2013:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

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

As of December 31, 2013, we had policy liabilities and accruals of approximately $31.3 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.52%.

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

As of December 31, 2013, we carried an $85.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,625,736	$91,479	$196,033	$210,987	$4,127,237
Stable value products(2)	2,653,830	805,647	1,185,208	631,107	31,868
Operating leases(3)	20,705	6,971	9,615	2,141	1,978
Home office lease(4)	81,157	1,236	2,475	77,446	—
Mortgage loan and investment commitments	330,276	330,276	—	—	—
Repurchase program borrowings(5)	350,001	350,001	—	—	—
Policyholder obligations(6)	42,406,605	1,545,424	3,028,173	2,925,293	34,907,715
Total	$50,468,310	$3,131,034	$4,421,504	$3,846,974	$39,068,798

(1)  Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.9 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

(2)  Anticipated stable value products cash flows including interest.

(3)  Includes all lease payments required under operating lease agreements.

(4)  The lease payments shown assume we exercise our option to purchase the building at the end of the lease term. Additionally, the payments due by the periods above were computed based on the terms of the renegotiated lease agreement, which was entered in December 2013.

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

PLC has not yet determined the total amount it will fund during 2014, but it estimates that the amount will be between $10 million and $20 million.

For a complete discussion of PLC’s benefit plans, additional information related to the funded status of its benefit plans, and its funding policy, see Note 15, Employee Benefit Plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 21, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2013, $2.4 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2013, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $98.9 million and $233.7 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2013, the Level 3 fair value of these liabilities was $107.0 million.

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

Of our $2.5 billion, or 5.0% of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $740.8 million were ABS. Of this amount, $572.0 million were student loan related ABS and $168.8 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$274.3
2003	109.4
2004	114.0
2006	12.9
2007	100.6
2012	105.0
2013	24.6
Total	$740.8

The ABS was rated as follows: $460.9 million were AAA rated, $166.3 million were AA rated, $107.5 million were A rated, $5.2 million were BBB rated, and $0.9 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. See Note 22, Derivative Financial Instruments for additional information on our financial instruments.

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

•                  Volatility Options

•                  Funds Withheld Agreement

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2013 and 2012, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2013
Fixed maturities	$32,631.0	(7.2)%
Mortgage loans	5,686.7	(4.4)
2012
Fixed maturities	$27,811.7	(7.5)%
Mortgage loans	5,463.2	(4.6)

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

As of December 31, 2013 and 2012, we had outstanding mortgage loan commitments of $322.8 million at an average rate of 4.9% and $182.6 million at an average rate of 5.1%, respectively, with estimated fair values of $347.0 million and $210.5 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2013, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2013	$330.8	(4.7)%
2012	200.8	(4.6)

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

As of December 31, 2013, total derivative contracts with a notional amount of $11.9 billion were in a $439.6 million net loss position. Included in the $11.9 billion, is a notional amount of $2.7 billion in a $205.4 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.0 billion in a $34.3 million net loss position that relates to our funds withheld derivative, $2.0 billion in a $93.9 million net loss position that relates to our GMWB derivatives, and $0.2 billion in a $25.3 million net loss position that relates to our FIA embedded derivatives. As of December 31, 2012, total derivative contracts with a notional amount of $17.2 billion were in a $637.4 million net loss position. We recognized gains of $82.2 million, losses of $227.8 million, and losses of $155.0 million related to derivative financial instruments for the years ended December 31, 2013, 2012, and 2011, respectively.

The following table sets forth the notional amount and fair value of our freestanding interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 100 bps Change
		Fair Value	in the Underlying Reference
	Notional	as of	Interest Rates
	Amount	December 31,	+100 bps	-100 bps
	(Dollars In Millions)
2013
Futures(1)	$322.9	$(5.2)	$(21.6)	$14.8
Caps	—	—	—	—
Interest Rate Swaptions	625.0	30.3	45.6	17.1
Floating to fixed Swaps(2)	383.0	0.1	7.6	(7.8)
Fixed to floating Swaps(2)	1,230.0	(153.3)	(268.9)	(14.2)
Total	$2,560.9	$(128.1)	$(237.3)	$9.9

2012
Futures	$893.5	$(14.0)	$(118.3)	$109.8
Caps	3,000.0	—	2.6	—
Interest Rate Swaptions	400.0	11.4	4.3	36.0
Floating to fixed Swaps(2)	308.0	(8.3)	0.9	(19.0)
Fixed to floating Swaps(2)	630.0	(0.2)	(67.8)	83.6
Total	$5,231.5	$(11.1)	$(178.3)	$210.4

(1)Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2013.

(2)Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity futures and options and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	Index Equity Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2013
Futures	$168.0	$(6.5)	$(23.3)	$10.3
Options	1,633.5	61.2	43.1	92.3
Total	$1,801.5	$54.7	$19.8	$102.6

2012
Futures	$299.9	$(2.7)	$(33.0)	$27.6
Options	573.7	62.1	46.1	87.4
Total	$873.6	$59.4	$13.1	$115.0

The following table sets forth the notional amount and fair value of our currency futures and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	in Currency Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2013
Currency futures	$132.3	$(0.5)	$(13.8)	$12.8
2012
Currency futures	$147.9	$(1.1)	$(16.0)	$13.8

The following table sets forth the notional amount and fair value of our volatility futures and variance swaps and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	in Volatility Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2013
Volatility futures	$0.4	$—	$—	$—
Variance swaps	1.5	(1.7)	9.5	(8.8)
Total	$1.9	$(1.7)	$9.5	$(8.8)

2012
Variance swap	$3.2	$(11.8)	$17.7	$(31.5)

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

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $1.1 billion of our stable value contracts have no early termination rights.

As of December 31, 2013, we had $2.6 billion of stable value product account balances with an estimated fair value of $2.6 billion (using discounted cash flows) and $11.1 billion of annuity account balances with an estimated fair value of $10.6 billion (using discounted cash flows). As of December 31, 2012, we had $2.5 billion of stable value product account balances with an estimated fair value of $2.5 billion (using discounted cash flows) and $10.7 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

		Fair Value
		Resulting From an
		Immediate
		+/- 100 bps Change
		in the Underlying
	Fair Value	Reference
	as of	Interest Rates
As of December 31,	December 31,	+100 bps	-100 bps
	(Dollars In Millions)
2013
Stable value product account balances	$2,559.6	$2,518.3	$2,600.8
Annuity account balances	10,639.6	10,485.4	10,752.5

2012
Stable value product account balances	$2,510.6	$2,472.1	$2,549.0
Annuity account balances	10,328.0	10,173.4	10,434.8

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary

As of December 31, 2013
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$43	$1,024	$1,984	$3,051
>3% - 4%	3,109	2,099	150	5,358
>4% - 5%	2,110	15	—	2,125
>5% - 6%	232	—	—	232
Subtotal	5,494	3,138	2,134	10,766

Fixed Annuities
1%	$422	$173	$461	$1,056
>1% - 2%	612	518	279	1,409
>2% - 3%	1,846	308	632	2,786
>3% - 4%	309	—	—	309
>4% - 5%	313	—	—	313
Subtotal	3,502	999	1,372	5,873
Total	$8,996	$4,137	$3,506	$16,639

Percentage of Total	54%	25%	21%	100%

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

The following presents PLC’s estimates of the hypothetical impact to the December 31, 2013 benefit obligation and to the 2013 benefit cost, associated with sensitivities related to the discount rate assumption:

		Other
	Defined Benefit	Postretirement
	Pension Plan	Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(23,924)	$(3,943)
100 basis point decrease	29,772	4,707

Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,897)	$(288)
100 basis point decrease	3,551	336

(1)Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

Long-term Rate of Return Assumption

To determine an appropriate long-term rate of return assumption for PLC’s defined benefit pension plan, PLC obtained 25 year annualized returns for each of the represented asset classes. In addition, PLC received evaluations of market performance based on PLC’s asset allocation as provided by external consultants. A combination of these statistical analytics provided results that PLC utilized to determine an appropriate long-term rate of return assumption.

For PLC’s postretirement life insurance plan, PLC utilized 20 year average and annualized return results on the Barclay’s short treasury index to determine an appropriate long-term rate of return assumption.

The following presents PLC’s estimates of the hypothetical impact to the 2013 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

		Other
	Defined Benefit	Postretirement
	Pension Plan	Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,469)	$(62)
100 basis point decrease	1,469	62

(1)Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

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

For supplemental quarterly financial information, please see Note 25, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$2,967,322	$2,799,390	$2,784,134
Reinsurance ceded	(1,387,437)	(1,310,097)	(1,363,914)
Net of reinsurance ceded	1,579,885	1,489,293	1,420,220
Net investment income	1,836,188	1,789,338	1,753,444
Realized investment gains (losses):
Derivative financial instruments	82,161	(227,816)	(155,005)
All other investments	(121,537)	232,836	247,753
Other-than-temporary impairment losses	(10,941)	(67,130)	(62,210)
Portion recognized in other comprehensive income (before taxes)	(11,506)	8,986	14,889
Net impairment losses recognized in earnings	(22,447)	(58,144)	(47,321)
Other income	250,420	230,553	189,494
Total revenues	3,604,670	3,456,060	3,408,585
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2013 - $1,207,781; 2012 - $1,228,897; 2011 - $1,231,405)	2,473,988	2,317,121	2,222,220
Amortization of deferred policy acquisition costs and value of business acquired	154,660	192,183	249,520
Other operating expenses, net of reinsurance ceded: (2013 - $199,079; 2012 - $200,442; 2011 - $203,868)	553,523	487,177	461,570
Total benefits and expenses	3,182,171	2,996,481	2,933,310
Income before income tax	422,499	459,579	475,275
Income tax (benefit) expense
Current	(18,298)	81,006	(4,576)
Deferred	149,195	70,037	156,095
Total income tax expense	130,897	151,043	151,519
Net income	$291,602	$308,536	$323,756

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Net income	$291,602	$308,536	$323,756
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2013 - $(673,302); 2012 - $392,372; 2011 - $400,626)	(1,250,416)	728,692	744,032
Reclassification adjustment for investment amounts included in net income, net of income tax: (2013 - $(15,396); 2012 - $(3,317); 2011 - $(14,646))	(28,594)	(6,163)	(27,213)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $2,472; 2012 - $16,227; 2011 - $(13,195))	4,591	30,136	(24,506)
Change in accumulated (loss) gain - derivatives, net of income tax: (2013 - $395; 2012 - $1,108; 2011 - $2,382)	734	2,058	4,424
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2013 - $822; 2012 - $1,120; 2011 - $(138))	1,527	2,080	(256)
Total other comprehensive income (loss)	(1,272,158)	756,803	696,481
Total comprehensive income (loss)	$(980,556)	$1,065,339	$1,020,237

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2013 - $33,641,823; 2012 - $26,661,310)	$34,797,757	$29,769,978
Fixed maturities, at amortized cost (fair value: 2013 - $335,676; 2012 - $319,163)	365,000	300,000
Equity securities, at fair value (cost: 2013 - $632,652; 2012 - $371,827)	602,388	373,715
Mortgage loans (2013 and 2012 includes: $627,731 and $765,520 related to securitizations)	5,486,417	4,948,625
Investment real estate, net of accumulated depreciation (2013 - $937; 2012 - $771)	16,873	6,517
Policy loans	1,815,744	865,391
Other long-term investments	424,482	378,821
Short-term investments	133,024	216,787
Total investments	43,641,685	36,859,834
Cash	345,579	269,582
Accrued investment income	461,838	350,804
Accounts and premiums receivable, net of allowance for uncollectible amounts (2013 - $4,211; 2012 - $4,191)	128,115	67,891
Reinsurance receivables	6,008,010	5,682,841
Deferred policy acquisition costs and value of business acquired	3,490,605	3,225,356
Goodwill	80,675	83,773
Property and equipment, net of accumulated depreciation (2013 - $110,080; 2012 - $103,625)	51,071	47,391
Other assets	501,509	343,925
Income tax receivable	12,399	61,952
Assets related to separate accounts
Variable annuity	12,791,438	9,601,417
Variable universal life	783,618	562,817
Total assets	$68,296,542	$57,157,583

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,780,958	$21,626,065
Unearned premiums	1,500,394	1,352,872
Total policy liabilities and accruals	31,281,352	22,978,937
Stable value product account balances	2,559,552	2,510,559
Annuity account balances	11,125,253	10,658,463
Other policyholders’ funds	1,214,380	566,985
Other liabilities	944,429	1,210,579
Deferred income taxes	1,060,646	1,783,713
Non-recourse funding obligations	1,495,448	1,446,900
Repurchase program borrowings	350,000	150,000
Liabilities related to separate accounts
Variable annuity	12,791,438	9,601,417
Variable universal life	783,618	562,817
Total liabilities	63,606,116	51,470,370
Commitments and contingencies - Note 12
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2013 and 2012 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,433,258	1,363,258
Retained earnings	2,713,200	2,507,829
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2013 - $290,553; 2012 - $979,251)	539,598	1,818,608
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $325; 2012 - $(2,147))	603	(3,988)
Accumulated loss - derivatives, net of income tax: (2013 - $(665); 2012 - $(1,883))	(1,235)	(3,496)
Total shareowner’s equity	4,690,426	5,687,213
Total liabilities and shareowner’s equity	$68,296,542	$57,157,583

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Balance, December 31, 2010	$2	$5,000	$1,361,734	$2,347,537	$357,840	$4,072,113
Net income for 2011				323,756		323,756
Other comprehensive income					696,481	696,481
Comprehensive income for 2011						1,020,237
Dividends paid to the parent company				(215,000)		(215,000)
Balance, December 31, 2011	$2	$5,000	$1,361,734	$2,456,293	$1,054,321	$4,877,350
Net income for 2012				308,536		308,536
Other comprehensive income					756,803	756,803
Comprehensive income for 2012						1,065,339
Capital contributions			1,524			1,524
Dividends paid to the parent company				(257,000)		(257,000)
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for 2013				291,602		291,602
Other comprehensive loss					(1,272,158)	(1,272,158)
Comprehensive loss for 2013						(980,556)
Capital contributions			70,000			70,000
Dividends paid to the parent company				(86,231)		(86,231)
Balance, December 31, 2013	$2	$5,000	$1,433,258	$2,713,200	$538,966	$4,690,426

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$291,602	$308,536	$323,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	61,823	53,124	(45,427)
Amortization of deferred policy acquisition costs and value of business acquired	154,660	192,183	249,520
Capitalization of deferred policy acquisition costs	(345,885)	(311,960)	(355,033)
Depreciation expense	6,595	7,378	8,616
Deferred income tax	149,195	70,037	107,265
Accrued income tax	70,749	359	(24,683)
Interest credited to universal life and investment products	875,180	962,678	993,574
Policy fees assessed on universal life and investment products	(894,176)	(794,825)	(712,038)
Change in reinsurance receivables	97,523	(140,424)	(28,615)
Change in accrued investment income and other receivables	(34,551)	580	(35,436)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	95,421	300,523	15,307
Trading securities:
Maturities and principal reductions of investments	179,180	276,659	283,239
Sale of investments	256,938	454,150	860,474
Cost of investments acquired	(380,836)	(585,618)	(950,051)
Other net change in trading securities	38,999	(56,615)	7,933
Change in other liabilities	(78,240)	(22,009)	(148,801)
Other income - gains on repurchase of non-recourse funding obligations	(15,379)	(29,344)	(35,512)
Other, net	13,679	11,220	118,311
Net cash provided by operating activities	542,477	696,632	632,399
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,094,862	1,169,563	1,396,105
Sale of investments, available-for-sale	3,241,559	2,535,708	2,957,589
Cost of investments acquired, available-for-sale	(5,079,971)	(4,228,755)	(5,155,155)
Change in investments, held-to-maturity	(65,000)	(300,000)	—
Mortgage loans:
New lendings	(583,697)	(346,435)	(484,483)
Repayments	861,562	739,402	446,794
Change in investment real estate, net	(10,356)	4,927	(4,266)
Change in policy loans, net	17,181	14,428	14,190
Change in other long-term investments, net	(231,653)	(123,401)	77,079
Change in short-term investments, net	147,477	(82,282)	122,665
Net unsettled security transactions	7,373	37,169	68,810
Purchase of property and equipment	(10,275)	(6,157)	(17,463)
Payments for business acquisitions, net of cash acquired	(471,714)	—	(209,609)
Net cash used in investing activities	(1,082,652)	(585,833)	(787,744)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	46,000	198,300	(112,200)
Repurchase program borrowings	200,000	150,000	—
Capital contributions from PLC	70,000	—	—
Dividends paid to the parent company	(44,963)	(257,000)	(215,000)
Investment product deposits and change in universal life deposits	3,219,561	3,716,553	4,216,738
Investment product withdrawals	(2,874,426)	(3,818,845)	(3,777,365)
Other financing activities, net	—	—	(24,051)
Net cash provided by (used in) financing activities	616,172	(10,992)	88,122
Change in cash	75,997	99,807	(67,223)
Cash at beginning of period	269,582	169,775	236,998
Cash at end of period	$345,579	$269,582	$169,775

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 20, Statutory Reporting Practices and Other Regulatory Matters).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investment and certain derivatives fair values, and other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

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

The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, any remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon issuer and/or collateral performance and discounted at an estimated market rate. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the year ended December 31, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $10.9 million, of which $7.6 million were related to fixed maturities and $3.3 million were related to equity securities. Credit impairments recorded in earnings during the year ended December 31, 2013, were $22.4 million. During the year ended December 31, 2013, $11.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. For more information on impairments, refer to Note 5, Investment Operations.

Investment Products

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815 — Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 21, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

During 2013, the Company began marketing a new FIA product. These products are also deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815 — Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) — Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 21, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 — Financial Services — Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and were $42.1 million and $96.6 million as of December 31, 2013 and 2012, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

The incremental direct costs associated with successfully acquired insurance policies, are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. Deferred acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Based on the Accounting Standards Codification (“ASC” or “Codification”) Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.13%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flow and earnings of the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows used in calculating VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products, in proportion to expected gross profits (“EGPs”) for interest sensitive products, including accrued interest credited to account balances of up to approximately 8.75% and in proportion to estimated gross margin for policies within the Closed Block that was acquired as part of the MONY acquisition. VOBA is subject to annual recoverability testing.

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

Property and equipment consisted of the following:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Home office building	$74,313	$72,587
Data processing equipment	35,789	29,209
Other, principally furniture and equipment	51,049	49,220
	161,151	151,016
Accumulated depreciation	(110,080)	(103,625)
Total property and equipment	$51,071	$47,391

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

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts, as opposed to solely meeting the needs of the buyer.  Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2013 and 2012, the Company had $0.2 billion and $0.3 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

As of December 31, 2013, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2014	$555.2
2015-2016	1,294.4
2017-2018	684.1
Thereafter	25.9

Derivative Financial Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses) - Derivative financial instruments”. For additional information, see Note 22, Derivative Financial Instruments.

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

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% to 80%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Favorable market returns during the year have reduced the likelihood of claims and increased the amount of fees projected to be received. More favorable market conditions at year end 2013 also reduced projected claims. The increase in risk free interest rates has reduced the present value of both claims and fees, but since claims are generally expected later than the fees, the reduction of the present value of claims is greater than the reduction of the present value of fees. As a result of these and other factors, the aggregate GMWB reserve has moved to a net asset position. As of December 31, 2013, our net GMWB asset held was $93.9 million.

Goodwill

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2013, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2013, we had goodwill of $80.7 million.

Income Taxes

The results of operations of the Company are included in the consolidated federal and certain state income tax returns of PLC.  The Company uses the asset and liability method of accounting for income taxes.  The method of allocation of current income taxes between the affiliates is subject to a written agreement under which the Company incurs a liability to PLC to the extent that a separate return calculation indicates that the Company has a federal income tax liability.  If the Company has an income tax benefit, the benefit is recorded currently to the extent it can be carried back against prior years’ separate company income tax expense.  Any amount not carried back is carried forward on a separate company basis (generally without a time limit), and the tax benefit is reflected in future periods when the Company generates taxable income.  Income taxes recoverable (payable) are recorded in other assets and other liabilities, respectively, and are settled periodically, per the tax sharing agreement. In general, income tax provisions are based on the income reported for financial statement purposes. Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims.

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

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity

(“VIE”). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company’s investment in a VIE refer to Note 5, Investment Operations, to the consolidated financial statements.

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

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2013, range from approximately 2.0% to 8.75%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2013		2012	2011
	(Dollars In Thousands)
Balance beginning of year	$326,633		$312,799	$299,971
Less: reinsurance	155,341		161,450	156,932
Net balance beginning of year	171,292		151,349	143,039
Incurred related to:
Current year	698,028		702,555	653,525
Prior year	68,396		62,926	65,269
Total incurred	766,424		765,481	718,794
Paid related to:
Current year	682,877		664,744	639,118
Prior year	85,146		80,794	76,424
Total paid	768,023		745,538	715,542
Other changes:
Acquisition and reserve transfers	47,255	(1)	—	5,058
Net balance end of year	216,948		171,292	151,349
Add: reinsurance	117,502		155,341	161,450
Balance end of year	$334,450		$326,633	$312,799

(1) This amount represents the net liability, before reinsurance, for unpaid claims as of December 31, 2013 for MONY Life Insurance Company. The claims activity from the acquisition date of October 1, 2013 through December 31, 2013 for MONY Life Insurance Company is not reflected in this chart.

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 2.0% to 7.0% and investment products ranged from 0.2% to 7.9% in 2013.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2013, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2013, the GMDB was $13.6 million.

Property and Casualty Insurance Products

Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection (“GAP). Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

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

Ceded premiums and policy fees on the Company’s universal life (“UL”), VUL, bank-owned life insurance (“BOLI”), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits. Assumptions regarding mortality, lapses, and interest rates are continuously reviewed and may be periodically changed. These changes will result in “unlocking” that changes the balance in the ceded deferred acquisition cost and can affect the amortization of DAC and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions are based on the best current estimate of expected mortality, lapses and interest spread.

The Company has also assumed certain policy risks written by other insurance companies through reinsurance agreements. Premiums and policy fees as well as Benefits and settlement expenses include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Assumed reinsurance is accounted for in accordance with ASC Financial Services — Insurance topic.

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

Accounting Pronouncements Recently Adopted

ASU No. 2011-11—Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This Update contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRSs”). Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued ASU No. 2013-01, which clarifies that application of ASU No. 2011-11 is limited to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Both Updates were effective January 1, 2013. Neither Update had an impact on the Company’s results of operations or financial position. See Note 23, Offsetting of Assets and Liabilities for additional information.

ASU No. 2012-02—Intangibles—Goodwill and Other—Testing Indefinite-Lived Intangible Assets for Impairment. This Update is intended to reduce the complexity and cost of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity determines it is not more likely than not that impairment exists, quantitative impairment testing is not required. However, if an entity concludes otherwise, the impairment test outlined in current guidance is required to be completed. The Update does not change the current requirement that indefinite-lived intangible assets be reviewed for impairment at least annually. This Update was effective January 1, 2013. This Update did not have an impact on the Company’s results of operations or financial position. See Note 8, Goodwill.

ASU No. 2013-02—Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income, and ASU No. 2011-12, Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, for all entities. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The Update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company has added the Accumulated Other Comprehensive Income footnote to disclose the required information beginning in 2013. This Update was effective January 1, 2013. This Update did not have an impact on the Company’s results of operations or financial position.

ASU No. 2013-10—Derivatives and Hedging—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This Update provides for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The amendments in the Update also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for transactions entered into on or after July 17, 2013. The Company has and will continue to consider this additional benchmark rate.

ASU No. 2013-11 — Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or A Tax Credit Carryforward Exists.  The objective of this Update is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. The Update provides that unrecognized tax benefits should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carry forward when settlement in this manner is available under the tax law. The amendments are effective for annual periods beginning after December 15, 2013 and interim periods therein, with early adoption permitted. The Company elected to adopt the guidance in this Update for the annual period ending December 31, 2013. The Update did not have an impact on the Company’s results of operations or financial position.

3.                                      SIGNIFICANT ACQUISITIONS

On October 1, 2013 the Company completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), the Company acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price of MONY was $686 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed the Company to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004.

The MONY acquisition was accounted for under the acquisition method of accounting under ASC Topic 805. Based on SEC Regulation 210.11-01, the Company considered the reinsurance of the MLOA Business, together with the acquisition of MONY, as a business combination since there is a continuity of business operations related to MONY and the related reinsured MLOA Business such as physical facilities and employee base. In addition, the Company considered SEC Reporting Manual 2010.6 which states “reinsurance transactions may also be deemed the acquisition of a business because the right to receive future premiums generally indicates continuity of historical revenues”.

In accordance with ASC 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. The MONY acquisition will be subject to customary post-closing adjustments as the Company finalizes the determination and analysis of assets acquired and liabilities assumed. The following table summarizes the consideration paid for the acquisition and the preliminary determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
October 1, 2013
(Dollars In Thousands)
Assets
Fixed maturities, at fair value	$6,550,691
Equity securities, at fair value	108,413
Mortgage loans	823,340
Policy loans	967,534
Short-term investments	130,963
Total investments	8,580,941
Cash	213,861
Accrued investment income	114,656
Accounts and premiums receivable, net of allowance for uncollectible amounts	29,031
Reinsurance receivables	422,692
Value of business acquired	219,751
Other assets	30,139
Income tax receivable	21,196
Deferred income taxes	168,916
Separate account assets	195,452
Total assets	$9,996,635
Liabilities
Future policy and benefit claims	$7,654,969
Unearned premiums	3,066
Total policy liabilities and accruals	7,658,035
Annuity account balances	752,163
Other policyholders’ funds	636,034
Other liabilities	66,936
Non-recourse funding obligation	2,548
Separate account liabilities	195,344
Total liabilities	9,311,060
Net assets acquired	$685,575

Included in the amounts above, are liabilities related to certain non-qualified pension and deferred compensation plans (“MONY Benefits Plans”) and supporting trust assets. Through an indemnification agreement within the Master Agreement, at the end of each calendar year, to the extent the supporting trust assets are less than the MONY Benefit Plan liabilities, AXA will pay MONY an amount equal to the shortfall. As of December 31, 2013, the MONY Benefit Plans had a total liability balance of $8.1 million and the supporting trust assets had a total balance of $8.6 million.

During the year ended December 31, 2013, the Company incurred $18.3 million of expenses related to the MONY acquisition. These expenses are included in the Company’s other operating expenses.

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned acquisition was completed as of January 1, 2012:

	Unaudited
	For The Year Ended
	December 31,
	2013		2012
	(Dollars In Thousands)
Revenue	$4,245,388	(1)	$4,330,935

Net income	$325,783	(2)	$365,204

(1) Includes $203.8 million of revenue recognized in the Company’s net income for the year ended December 31, 2013.

(2) Includes $27.9 million of pre-tax net income recognized by the Company for the year ended December 31, 2013.

4.                                      MONY CLOSED BLOCK OF BUSINESS

In 1998, MONY converted from a mutual insurance company to a stock corporation (“demutualization”).  In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for certain individuals’ participating policies in force as of the date of demutualization. Assets, liabilities, and earnings of the Closed Block are specifically identified to support its participating policyholders. The Company acquired the Closed Block in conjunction with the MONY acquisition as discussed in Note 3, Significant Acquisitions.

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of MONY or the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of MONY’s general account, any of MONY’s separate accounts or any affiliate of MONY without the approval of the Superintendent of The New York State Insurance Department (the “Superintendent”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the general account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”)) represents the expected maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company has developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013.

If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in the Company’s net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.

Many expenses related to Closed Block operations, including amortization of VOBA, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.

Summarized financial information for the Closed Block from the acquisition date through December 31, 2013 is as follows:

As of
December 31, 2013
(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other	$6,274,719
Policyholder dividend obligation	190,494
Other liabilities	1,259
Total closed block liabilities	6,466,472

Closed block assets
Fixed maturities, available-for-sale, at fair value	4,109,142
Equity securities, available-for-sale, at fair value	5,223
Mortgage loans on real estate	594,884
Policy loans	802,013
Cash and other invested assets	140,577
Other assets	207,265
Total closed block assets	5,859,104

Excess of reported closed block liabilities over closed block assets	607,368
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of deferred tax benefit of $1,074 and net of policyholder dividend obligation of $12,720	(1,994)
Future earnings to be recognized from closed block assets and closed block liabilities	$605,374

Reconciliation of the policyholder dividend obligation from the acquisition date through December 31, 2013 is as follows:

For The
Period Ended
December 31, 2013
(Dollars In Thousands)
Policyholder dividend obligation, at acquisition date	$213,350
Applicable to net revenue (losses)	(10,136)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(12,720)
Policyholder dividend obligation, end of period	$190,494

Closed Block revenues and expenses from the acquisition date through December 31, 2013 are as follows:

For The
Period Ended
December 31, 2013
(Dollars In Thousands)
Revenues
Premiums and other income	$64,171
Net investment income (loss)	51,141
Net investment gains (losses)	9,252
Total revenues	124,564
Benefits and other deductions
Benefits and settlement expenses	113,564
Other operating expenses	548
Total benefits and other deductions	114,112
Net revenues before income taxes	10,452
Income tax expense	3,658
Net revenues	$6,794

5.             INVESTMENT OPERATIONS

Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Fixed maturities	$1,508,924	$1,453,018	$1,414,965
Equity securities	26,735	20,740	20,595
Mortgage loans	333,093	349,845	336,541
Investment real estate	3,555	3,289	3,458
Short-term investments	72,433	62,887	72,137
	1,944,740	1,889,779	1,847,696
Other investment expenses	108,552	100,441	94,252
Net investment income	$1,836,188	$1,789,338	$1,753,444

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Fixed maturities	$63,161	$67,669	$80,044
Equity securities	3,276	(45)	9,136
Impairments on fixed maturity securities	(19,100)	(58,144)	(47,321)
Impairments on equity securities	(3,347)	—	—
Modco trading portfolio	(178,134)	177,986	164,224
Other investments	(9,840)	(12,774)	(5,651)
Total realized gains (losses) - investments	$(143,984)	$174,692	$200,432

For the year ended December 31, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $72.6 million and gross realized losses were $27.9 million, including $21.7 million of impairment losses. For the year ended December 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $73.2 million and gross realized losses were $60.3 million, including $54.7 million of impairment losses. For the year ended December 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $104.5 million and gross realized losses were $62.0 million, including $46.6 million of impairment losses.

For the year ended December 31, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.3 billion. The gain realized on the sale of these securities was $72.6 million. For the year ended December 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.6 billion. The gain realized on the sale of these securities was $73.2 million. For the year ended December 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $104.5 million.

For the year ended December 31, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $398.2 million. The loss realized on the sale of these securities was $6.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

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
	(Dollars In Thousands)
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,349	$34,255	$(24,536)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,623,681	1,509,546	(391,813)	25,741,414	—
	30,843,333	1,723,906	(567,972)	31,999,267	928
Equity securities	611,473	6,068	(36,332)	581,209	—
Short-term investments	80,582	—	—	80,582	—
	$31,535,388	$1,729,974	$(604,304)	$32,661,058	$928
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,766,260	$92,417	$(19,347)	$1,839,330	$(406)
Commercial mortgage-backed securities	797,844	72,577	(598)	869,823	—
Other asset-backed securities	1,023,649	12,788	(61,424)	975,013	(241)
U.S. government-related securities	1,097,501	71,536	(591)	1,168,446	—
Other government-related securities	93,565	7,258	(45)	100,778	—
States, municipals, and political subdivisions	1,188,019	255,898	(264)	1,443,653	—
Corporate bonds	17,687,164	2,726,858	(48,395)	20,365,627	(5,488)
	23,654,002	3,239,332	(130,664)	26,762,670	(6,135)
Equity securities	352,272	11,881	(9,993)	354,160	—
Short-term investments	97,852	—	—	97,852	—
	$24,104,126	$3,251,213	$(140,657)	$27,214,682	$(6,135)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2013 are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI

2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—
	$365,000	$—	$(29,324)	$335,676	$—
2012
Fixed maturities:
Other	$300,000	$19,163	$—	$319,163	$—
	$300,000	$19,163	$—	$319,163	$—

During the year ended December 31, 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had gross unrecognized holding losses of $29.3 million. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of December 31, 2013 and 2012, the Company had an additional $2.8 billion and $3.0 billion of fixed maturities, $21.2 million and $19.6 million of equity securities, and $52.4 million and $118.9 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2013, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$1,016,111	$1,033,834	$—	$—
Due after one year through five years	4,980,915	5,244,978	—	—
Due after five years through ten years	9,074,051	9,323,440	—	—
Due after ten years	15,772,256	16,397,015	365,000	335,676
	$30,843,333	$31,999,267	$365,000	$335,676

During the year ended December 31, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $10.9 million, of which $7.6 million were related to fixed maturities and $3.3 million were related to equity securities. Credit impairments recorded in earnings during the year ended December 31, 2013, were $22.4 million. During the year ended December 31, 2013, $11.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $67.1 million all of which were related to fixed maturities. Of the $67.1 million of impairments for the year ended December 31, 2012, $58.1 million was recorded in earnings and $9.0 million was recorded in other comprehensive income (loss). There were no impairments related to equity securities. For the year ended December 31, 2012, there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.2 million all of which were related to fixed maturities. Of the $62.2 million of impairments for the year ended December 31, 2011, $47.3 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). For the year ended December 31, 2011, there were no impairments related to equity securities. For the year ended December 31, 2011, pre-tax other-than-temporary impairments related to fixed maturities that the Company did not intend to sell and does not expect to be required to sell were $52.7 million, with $37.8 million of credit losses recorded on fixed maturities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to fixed maturities that the Company intends to sell or expects to be required to sell were $9.5 million and were recorded in earnings.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Beginning balance	$121,237	$69,476	$39,275
Additions for newly impaired securities	3,516	26,544	12,699
Additions for previously impaired securities	12,066	25,217	20,591
Reductions for previously impaired securities due to a change in expected cash flows	(87,908)	—	—
Reductions for previously impaired securities that were sold in the current period	(7,237)	—	(3,089)
Other	—	—	—
Ending balance	$41,674	$121,237	$69,476

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$332,812	$(14,050)	$209,818	$(10,486)	$542,630	$(24,536)
Commercial mortgage-backed securities	429,228	(18,467)	13,840	(1,238)	443,068	(19,705)
Other asset-backed securities	175,846	(14,555)	497,512	(54,993)	673,358	(69,548)
U.S. government-related securities	891,698	(53,508)	6,038	(570)	897,736	(54,078)
Other government-related securities	10,161	(1)		—	10,161	(1)
States, municipalities, and political subdivisions	172,157	(8,113)	335	(178)	172,492	(8,291)
Corporate bonds	7,480,163	(353,069)	271,535	(38,744)	7,751,698	(391,813)
Equities	376,776	(27,861)	21,764	(8,471)	398,540	(36,332)
	$9,868,841	$(489,624)	$1,020,842	$(114,680)	$10,889,683	$(604,304)

RMBS have a gross unrealized loss greater than twelve months of $10.5 million as of December 31, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $55.0 million as of December 31, 2013. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category has gross unrealized losses less than and greater than twelve months of $353.1 million and $38.7 million, respectively, as of December 31, 2013. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $8.5 million as of December 31, 2013. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

The corporate bonds category had gross unrealized losses greater than twelve months of $24.8 million as of December 31, 2012. These losses were primarily related to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category had a gross unrealized loss greater than twelve months of $4.8 million as of December 31, 2012. These losses were primarily related to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of December 31, 2013, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $333.9 million of securities which were rated below investment grade. Approximately $543.8 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Fixed maturities	$(1,269,277)	$819,152	$761,738
Equity securities	(20,899)	8,484	(13,292)

The Company held $26.4 million of non-income producing securities for the year ended December 31, 2013.

Excluding the MONY acquisition, included in the Company’s invested assets are $985.9 million of policy loans as of December 31, 2013. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2013 and 2012. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 11, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company (“PLC”) has guaranteed the VIE’s credit enhancement fee obligation to the unrelated third party provider. As of December 31, 2013, no payments have been made or required related to this guarantee.

6.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2013, the Company’s mortgage loan holdings were approximately $5.5 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

During 2013, the Company acquired previously funded mortgage loans as part of the MONY acquisition with a fair value of $823.3 million as of the acquisition date. These loans were recorded in the Company’s balance sheet at the fair value of the mortgage loans on the date of acquisition, October 1, 2013. The acquired loans had an unpaid principal balance of $857.3 million of which the Company did not expect to collect $11.0 million as of the date of acquisition.

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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2013:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	60.6%
Office Buildings	14.9
Apartments	11.8
Warehouses	7.4
Other	5.3
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.0% of mortgage loans. Approximately 62.1% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	11.6%
Georgia	8.6
Alabama	6.9
Florida	6.5
Tennessee	6.1
North Carolina	5.0
New York	4.7
South Carolina	4.6
Ohio	4.2
Utah	3.9
62.1%

During 2013, the Company funded approximately $548.2 million of new loans, with an average loan size of $4.2 million. As part of the MONY acquisition, the Company added $857.3 million previously funded mortgage loans to the total mortgage loan portfolio. The average size mortgage loan in the portfolio as of December 31, 2013, was $2.8 million, and the weighted-average interest rate was 5.86%. The largest single mortgage loan was $50.0 million.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $94.5 million would become due in 2014, $1.2 billion in 2015 through 2019, $511.3 million in 2020 through 2024, and $134.5 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2013 and December 31, 2012, approximately $666.6 million and $817.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2013 and 2012, the Company recognized $17.9 million and $16.1 million of participating mortgage loan income, respectively.

As of December 31, 2013, approximately $15.9 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2013, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $3.2 million as of December 31, 2013.  During the year a mortgage loan was paid off at a discount, the impact of this transaction  resulted in a reduction of $0.5 million in the Company’s investment in mortgage loans, net of existing allowances for mortgage loan losses and did not remain on the Company’s balance sheets as of December 31, 2013.

The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreements. As of December 31,

2013, $3.2 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. The Company foreclosed on three nonperforming loans of $10.5 million during the year ended December 31, 2013.

As of December 31, 2013, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2013. The Company did not foreclose on any nonperforming loans subject to a pooling and service agreement during the year ended December 31, 2013.

As of December 31, 2013 and December 31, 2012, the Company had an allowance for mortgage loan credit losses of $3.1 million and $2.9 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Beginning balance	$2,875	$4,975
Charge offs	(6,838)	(8,340)
Recoveries	(1,016)	(628)
Provision	8,109	6,868
Ending balance	$3,130	$2,875

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31, 2013.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$14,368	$—	$2,208	$16,576
Number of delinquent commercial mortgage loans	8	—	1	9

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

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304
2012
Commercial mortgage loans:
With no related allowance recorded	$13,044	$14,419	$—	$2,609	$53	$69
With an allowance recorded	13,927	13,927	2,875	3,482	154	154

7.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Balance, beginning of period	$2,493,729	$2,345,458
Capitalization of commissions, sales, and issue expenses	345,885	311,959
Amortization	(112,117)	(105,447)
Change in unrealized investment gains and losses	(6,894)	(58,241)
Balance, end of period	$2,720,603	$2,493,729

Value of Business Acquired

The balances and changes in VOBA are as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Balance, beginning of period	$731,627	$877,763
Acquisitions(1)	63,627	—
Amortization	(42,543)	(86,736)
Change in unrealized gains and losses	17,291	(59,400)
Balance, end of period	$770,002	$731,627

(1) Includes VOBA associated with the MONY acquisition of $219.8 million, offset by $156.1 million ceded to reinsurers.

During 2013, the Company reclassified certain amounts which previously were reported as DAC into VOBA for purposes of presentation within the tables above. Prior years amounts have been similarly presented to make the amounts within these tables comparable for the periods presented. These changes had no effect on previously reported financial statement line items.

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2014	$79,248
2015	74,663
2016	70,235
2017	66,720
2018	63,153

8.                                      GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

		Asset	Total
	Acquisitions	Protection	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2011	$38,713	$48,158	$86,871
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2012	35,615	48,158	83,773
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2013	$32,517	$48,158	$80,675

During the year ended December 31, 2013 and 2012, the Company decreased its goodwill balance by approximately $3.1 million and $3.1 million, respectively. The decreases were due to an adjustment in the Acquisitions segment related to tax benefits realized during 2013 and 2012 on the portion of tax goodwill in excess of GAAP basis goodwill. See Note 2, Summary of Significant Accounting Policies for additional information.

9.                                      CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, various account value guarantees upon death. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GMWB were $9.5 billion as of December 31, 2013. For more information regarding the valuation of and income impact of GMWB please refer to Note 2, Summary of Significant Accounting Policies, Note 21, Fair Value of Financial Instruments, and Note 22, Derivative Financial Instruments.

The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.7%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience with attained age factors varying from 49% - 80%, lapse rates ranging from 0% - 24% (depending on product type and duration), and an average discount rate of 6.2%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The VA separate account balances subject to GMDB were $12.6 billion as of December 31, 2013. The total GMDB amount payable based on VA account balances as of December 31, 2013, was $106.6 million (including $90.0 million in the Annuities segment and $16.6 million in the Acquisitions segment) with a GMDB reserve of $13.3 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2013 for the Company was 68.

These amounts exclude the VA business of the Chase Insurance Group, acquired in 2006, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $13.8 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2013, was 64.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Beginning balance	$19,606	$9,798	$6,412
Incurred guarantee benefits	(3,133)	14,087	7,171
Less: Paid guarantee benefits	2,865	4,279	3,785
Ending balance	$13,608	$19,606	$9,798

Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Equity mutual funds	$7,984,198	$6,171,196
Fixed income mutual funds	4,606,093	3,381,581
Total	$12,590,291	$9,552,777

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

Activity in the Company’s deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Deferred asset, beginning of period	$143,949	$125,527	$112,147
Amounts deferred	15,274	23,362	29,472
Amortization	(12,572)	(4,940)	(16,092)
Deferred asset, end of period	$146,651	$143,949	$125,527

10.                               REINSURANCE

The Company reinsures certain of its risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance the Company reinsures a proportionate share of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate share of the premiums less commissions and is liable for a corresponding share of all benefit payments. Modified coinsurance is accounted for in a manner similar to coinsurance except that the liability for future policy benefits is held by the ceding company, and settlements are made on a net basis between the companies.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2013, the Company had reinsured approximately 54% of the face value of its life insurance in-force. The Company has reinsured approximately 23% of the face value of its life insurance in-force with the following three reinsurers:

•             Security Life of Denver Insurance Co. (currently administered by Hanover Re)

•             Swiss Re Life & Health America Inc.

•             Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

The Company has not experienced any credit losses for the years ended December 31, 2013, 2012, or 2011 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Millions)
Direct life insurance in-force	$726,697	$706,416	$728,670
Amounts assumed from other companies	46,752	30,470	32,813
Amounts ceded to other companies	(416,809)	(444,951)	(469,530)
Net life insurance in-force	$356,640	$291,935	$291,953

Percentage of amount assumed to net	13%	10%	11%

The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Millions)
Direct premiums	$2,372	$2,227	$2,245
Reinsurance assumed	307	282	248
Reinsurance ceded	(1,300)	(1,229)	(1,278)
Net premiums(1)	$1,379	$1,280	$1,215

Percentage of amount assumed to net	22%	22%	20%

(1) Includes annuity policy fees of $88.7 million, $103.8 million, and $74.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has also reinsured accident and health risks representing $20.0 million, $12.1 million, and $14.4 million of premium income, while the Company has assumed accident and health risks representing $24.3 million, $29.4 million, and $21.7 million of premium income for 2013, 2012, and 2011, respectively. In addition, the Company reinsured property and casualty risks representing $67.8 million, $69.6 million, and $71.2 million of premium income, while the Company assumed property and casualty risks representing $8.0 million, $6.8 million, and $6.2 million of premium income for 2013, 2012, and 2011, respectively.

As of December 31, 2013 and 2012, policy and claim reserves relating to insurance ceded of $6.0 billion and $5.6 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2013 and 2012, the Company had paid $79.7 million and $105.0 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2013 and 2012, the Company had receivables of $66.1 million and $66.1 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $6.0 billion and $5.7 billion as of December 31, 2013 and 2012, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2013		2012
	Reinsurance	A.M. Best	Reinsurance	A.M. Best
	Receivable	Rating	Receivable	Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$823.0	A+	$739.6	A+
Security Life of Denver Insurance Company	819.3	A	768.9	A
Lincoln National Life Insurance Co.	553.7	A+	515.2	A+
Transamerica Life Insurance Co.	531.1	A+	524.1	A+
RGA Reinsurance Company	419.1	A+	377.6	A+
SCOR Global Life USA Reinsurance Company	402.7	A	237.3	A
American United Life Insurance Company	342.2	A+	334.8	A+
Scottish Re (U.S.), Inc. (1)	305.1	NR	290.7	NR
Employers Reassurance Corporation	289.2	A-	287.9	A-
Centre Reinsurance (Bermuda) Ltd	281.6	NR	—	NR

(1) As of July 30, 2013, Scottish Re Life Corporation was merged with and into Scottish Re (U.S.), Inc., and for comparative purposes the 2012 reinsurance receivable from these two companies has been combined.

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

11.                               DEBT AND OTHER OBLIGATIONS

The Company and PLC has access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company did not have an outstanding balance under the credit facility as of December 31, 2013. PLC had an outstanding balance of $485.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2013.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of outstanding non-recourse funding obligations as of December 31, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $8.5 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $296.6 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2013, no payments have been made under these agreements, however, PLC has collateralized certain support agreement obligations to Golden Gate II of approximately $0.3 million. Re-evaluation and, if necessary, adjustment of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms of the support agreements. There are no support agreements between the Company and Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2013, the principal balance of the Red Mountain note was $365 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2013, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $365 million outstanding non-recourse funding obligation as of December 31, 2013. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of December 31, 2013, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-
		Maturity	Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(1)	$800,000	2037	7.86%
Golden Gate II Captive Insurance Company	327,900	2052	1.11%
Golden Gate V Vermont Captive Insurance Company(1)	365,000	2037	6.25%
MONY Life Insurance Company(1)	2,548	2024	6.63%
Total	$1,495,448

(1) Fixed rate obligations

During 2013, the Company repurchased $68.5 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $15.4 million pre-tax gain for the Company. For the year ended December 31, 2012, the Company repurchased $101.7 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $32.0 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated condensed statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $715 million as of December 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $149.8 million and will be paid in three installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. There were no support agreements between the Company and Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of December 31, 2013, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2013 and was $700 million as of December 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date and with a maturity date of December 30, 2022. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities related to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2013, no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that its cash flows and those of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for itself and certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2013, the fair value of securities pledged under the repurchase program was $384.4 million and the repurchase obligation of $350.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 10 basis points). During the year ended December 31, 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013. As of December 31, 2012, the Company had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on non-recourse funding obligations, letters of credit, and other temporary borrowings was $111.4 million, $92.9 million, and $90.8 million in 2013, 2012, and 2011, respectively. The $18.5 million unfavorable variance was primarily due to increased interest expense on the Golden Gate V non-recourse funding obligation of $17.3 million and $2.2 million increased interest expense primarily on Golden Gate III and Golden Gate IV letters of credit. These unfavorable variances were offset by reductions in interest expense as a result of the Company’s repurchase of non-recourse funding obligations during the year.

12.                               COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 19 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $11.2 million, $11.2 million, and $10.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The aggregate annualized rent was approximately $7.0 million for the year ended December 31, 2013. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2014	$6,971
2015	5,845
2016	3,770
2017	1,391
2018	750
Thereafter	1,978

Additionally, the Company leases a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term the Company may purchase the building for approximately $75 million. Monthly rental payments are based on the current LIBOR rate plus a spread. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2014	$1,236
2015	1,236
2016	1,239
2017	1,236
2018	76,211

As of December 31, 2013 and 2012, the Company had outstanding mortgage loan commitments of $322.8 million at an average rate of 4.93% and $182.6 million at an average rate of 5.10%, respectively.

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

The Company was audited by the IRS and the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. The case has followed normal procedure and is now under review at Congress’ Joint Committee on Taxation. The Company believes the matter will conclude within the next twelve months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $24.3 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

As discussed in Note 3, Significant Acquisitions, through the acquisition of MONY by the Company certain income tax credit carryforwards (which arose in MONY’s pre-acquisition tax years) transferred to the Company. This transfer was in accordance with the applicable rules of the Internal Revenue Code and the related Regulations. In spite of this transfer, AXA (the former parent of the consolidated income tax return group in which MONY was a member) retains the right to utilize these credits in the future to offset future increases in its 2010 through 2013 tax liabilities. The Company has determined that, based on all information known as of the acquisition date and through the December 31, 2013 reporting date, it is probable that a loss of the utilization of these carryforwards has been incurred and the amount of the loss can be reasonably estimated.  Accordingly, in the table summarizing the fair value of net assets acquired from the Acquisition, the amount of the deferred tax asset from the credit carryforwards has been offset by the aforementioned liability. However, given the inherent difficulty in predicting the ultimate outcome of such matters, it is possible that adjustments to the values of this deferred tax asset and the related liability may occur in future reporting periods.

The Company has received notice from two third party auditors that certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has co-insured blocks of life insurance and annuity policies, will be audited for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company has recorded a reserve with respect to life insurance policies issued by the Company’s subsidiaries and certain co-insured blocks of life insurance policies issued by other companies in connection with these pending audits. The Company does not consider the amount of this reserve to be material to the Company’s financial condition or results of operations. With respect to a separate block of life insurance policies that is co-insured by a subsidiary of the Company, the Company is presently unable to estimate the reasonably possible loss or range of loss due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies, the distinct characteristics of this co-insured block of policies which differentiate it from the blocks of life insurance policies for which the Company has recorded a reserve, and the initial stages of the audits being conducted. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with this block of co-insured policies probable or reasonably estimable.

The Company has received notice that it and its affiliated life insurance companies are subject to a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found.  It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

13.                               SHAREOWNER’S EQUITY

PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2013, 2012, and 2011, PL&A paid no dividends to PLC on its preferred stock.

14.                               STOCK-BASED COMPENSATION

Since 1973, PLC has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, 2008, and 2012, up to 9.5 million shares of PLC common stock may be issued in payment of awards.

Performance Shares

The criteria for payment of the 2013 performance awards is based on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.5%, the award maximum is earned.

The criteria for payment of the 2012 performance awards is based on PLC’s ROE over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.2%, the award maximum is earned.

Awards are paid in shares of PLC’s common stock. Performance shares are equivalent in value to one share of our common stock times the award earned percentage payout. Performance share awards of 298,500 were issued during the year ended December 31, 2013 and 306,100 performance share awards were issued during the year ended December 31, 2012.

Performance share awards in 2013 and 2012 and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
		(Dollars In Thousands)
2013	298,500	$9,328
2012	306,100	8,608
2011	191,100	5,433

Stock Appreciation Rights

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2010	$21.97	2,324,837
SARs exercised / forfeited	8.31	(50,608)
Balance at December 31, 2011	$22.27	2,274,229
SARs exercised / forfeited / expired	22.60	(633,062)
Balance at December 31, 2012	$22.15	1,641,167
SARs exercised / forfeited / expired	18.54	(336,066)
Balance at December 31, 2013	$23.08	1,305,101

The outstanding SARs as of December 31, 2013, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$41.05	100,700	2	100,700
$48.60	33,900	3	33,900
$43.46	161,700	4	161,700
$41.12	2,500	4	2,500
$38.59	267,800	5	267,800
$3.50	501,697	6	501,697
$18.36	236,804	7	236,804

PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the years ended December 31, 2013, 2012, and 2011. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016.

Restricted Stock Units

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 166,850 restricted stock units for the year ended December 31, 2013 and 190,800 restricted stock units for the year ended December 31, 2012. These awards had a total fair value at grant date of $5.5 million and $5.4 million, respectively. Approximately half of these restricted stock units vest after three years from grant date and the remainder vest after four years.

PLC recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $15.7 million, $10.3 million, and $10.2 million in 2013, 2012, and 2011, respectively. The Company recognized expense associated with PLC’s stock-based compensation plans for compensations awarded to its employees of $4.5 million, $3.9 million, and $2.7 million in 2013, 2012, and 2011, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s common stock are reported as a component of shareowners’ equity, net of deferred taxes. As of December 31, 2013, the total compensation cost related to non-vested stock-based compensation not yet recognized was $19.7 million and the weighted-average period over which it is expected to be recognized is approximately 1.9 years.

The following table provides information as of December 31, 2013, about equity compensation plans under which PLC’s common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

					Number of securities
					remaining available
					for future issuance
	Number of securities				under equity
	to be issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
	warrants and rights as		warrants and rights as		column (a)) as of
Plan category	of December 31, 2013 (a)		of December 31, 2013 (b)		of December 31, 2013 (c)
Equity compensation plans approved by shareowners	2,628,085	(1)	$22.15	(3)	4,297,959	(4)
Equity compensation plans not approved by shareowners	213,900	(2)	Not applicable		Not applicable	(5)
Total	2,841,985		$22.15		4,297,959

(1)             Includes the following number of shares:  (a) 848,316 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 852,384 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2013); (c) 397,578 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 383,641 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under PLC’s Deferred Compensation Plan for Officers; and (e) 146,166 shares issuable with respect to stock equivalents representing previous awards under PLC’s Stock Plan for Non-Employee Directors that the recipient deferred under PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC.

(2)             Includes the following number of shares of common stock: (a) 174,476 shares issuable with respect to stock equivalents representing (i) stock awards to PLC’s Directors before June 1, 2004 that the recipient deferred pursuant to PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC and (ii) cash retainers and fees that PLC’s Directors deferred under PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC, and (b) 39,425 shares issuable with respect to stock equivalents pursuant to PLC’s Deferred Compensation Plan for Officers.

(3)             Based on exercise prices of outstanding SARs.

(4)             Represents shares of common stock available for future issuance under the LTIP and PLC’s Stock Plan for Non-Employee Directors.

(5)             The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans’ participants.

15.                               EMPLOYEE BENEFIT PLANS

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

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 reduced our minimum required defined benefit plan contributions for the 2012 and 2013 plan years.  Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

During the twelve months ended December 31, 2013, PLC contributed $2.0 million to its defined benefit pension plan for the 2012 plan year and $6.9 million to its defined benefit pension plan for the 2013 plan year. In addition, during January of 2014, PLC made a $2.3 million contribution to the defined benefit pension plan for the 2013 plan year. PLC has not yet determined what amount it will fund for the remainder of 2014, but estimates that the amount will be between $10 million and $20 million.

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

PLC uses a December 31 measurement date for all of its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of PLC’s defined benefit pension plan and unfunded excess benefit plan as of December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefit Plan
	2013	2012	2013	2012
	(Dollars In Thousands)

Accumulated benefit obligation, end of year	$207,999	$210,319	$36,306	$39,828
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$223,319	$199,162	$42,971	$36,256
Service cost	9,345	9,145	1,037	867
Interest cost	8,985	8,977	1,387	1,473
Actuarial (gain) or loss	(8,172)	15,286	(1,505)	6,946
Benefits paid	(14,325)	(9,251)	(4,211)	(2,571)
Projected benefit obligation at end of year	219,152	223,319	39,679	42,971
Change in plan assets:
Fair value of plan assets at beginning of year	152,187	125,058	—	—
Actual return on plan assets	33,368	15,202	—	—
Employer contributions(1)	8,943	21,178	4,211	2,571
Benefits paid	(14,325)	(9,251)	(4,211)	(2,571)
Fair value of plan assets at end of year	180,173	152,187	—	—
After reflecting FASB guidance:
Funded status	(38,979)	(71,132)	(39,679)	(42,971)
Amounts recognized in the balance sheet:
Other liabilities	(38,979)	(71,132)	(39,679)	(42,971)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	54,897	95,055	13,346	17,571
Prior service cost/(credit)	(1,425)	(1,816)	36	48
Total	$53,472	$93,239	$13,382	$17,619

(1) Employer contributions disclosed are based on PLC’s fiscal filing year

Weighted-average assumptions used to determine benefit obligations as of December 31, 2013 and 2012 are as follows:

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefit Plan
	2013	2012	2013	2012
Discount rate	4.86%	4.07%	4.30%	3.37%
Rate of compensation increase	3.0	3.0	4.0	4.0
Expected long-term return on plan assets	7.5	7.5	N/A	N/A

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

To determine an appropriate long-term rate of return assumption, PLC obtained 25 year annualized returns for each of the represented asset classes. In addition, PLC received evaluations of market performance based on PLC’s asset allocation as provided by external consultants. A combination of these statistical analytics provided results that PLC utilized to determine an appropriate long-term rate of return assumption.

Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2013	2012	2011	2013	2012	2011
Discount rate	4.07%	4.62%	5.30%	3.37%	4.07%	4.79%
Rates of compensation increase	3.0	2.5 - 3.0	2.5 - 3.0	4.0	3.5 - 4.0	3.5 - 4.0
Expected long-term return on plan assets	7.5	7.75	7.75	N/A	N/A	N/A

Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2013	2012	2011	2013	2012	2011
	(Dollars In Thousands)
Service cost — benefits earned during the period	$9,345	$9,145	$8,682	$1,037	$867	$679
Interest cost on projected benefit obligation	8,985	8,977	8,938	1,387	1,473	1,506
Expected return on plan assets	(11,013)	(10,916)	(10,021)	—	—	—
Amortization of prior service cost/(credit)	(392)	(392)	(392)	12	12	12
Amortization of actuarial losses(1)	9,631	7,749	5,625	1,792	1,300	881
Preliminary net periodic benefit cost	16,556	14,563	12,832	4,228	3,652	3,078
Settlement/curtailment expense(2)	—	—	—	928	—	—
Total net periodic benefit cost	$16,556	$14,563	$12,832	$5,156	$3,652	$3,078

(1)2013 average remaining service period used is 8.19 years and 7.45 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

(2)The excess pension plan triggered settlement accounting for the year ended December 31, 2013 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

The estimated net actuarial loss, prior service cost/(credit), and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefits Plan
	(Dollars In Thousands)
Net actuarial loss	$6,300	$1,300
Prior service cost/(credit)	(392)	12
Transition obligation	—	—

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Target
	Allocation for
Asset Category	2014	2013	2012
Cash and cash equivalents	2.0%	2.0%	4.0%
Equity securities	60.0	64.0	60.0
Fixed income	38.0	34.0	36.0
Total	100.0%	100.0%	100.0%

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

Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2013	2012
	(Dollars In Thousands)
Cash	$3,052	$6,222
Equity securities:
Collective Russell 3000 Equity Index Fund	74,753	61,451
Fidelity Spartan 500 Equity Index Fund	45,632	34,482
Fixed income	56,736	50,032
Total investments	180,173	152,187
Employer contribution receivable	2,314	—
Total	$182,487	$152,187

The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan’s group deposit administration annuity contract with PLC is recorded at contract value, which, by utilizing a long-term view, PLC believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while PLC believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,052	$—	$—	$3,052
Collective investment funds:
Equity index funds	45,632	74,753	—	120,385
Group deposit administration annuity contract	—	—	56,736	56,736
Total investments	$48,684	$74,753	$56,736	$180,173

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$6,222	$—	$—	$6,222
Collective investment funds:
Equity index funds	34,482	61,451	—	95,933
Group deposit administration annuity contract	—	—	50,032	50,032
Total investments	$40,704	$61,451	$50,032	$152,187

For the year ended December 31, 2013, $4.0 million was transferred into Level 3 from Level 2. For the year ended December 31, 2012, $6.0 million was transferred into Level 3 from Level 2. These transfers were made to maintain an acceptable asset allocation as set by the PLC’s investment policy.

For the year ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2.

The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2013 and 2012, respectively:

		Unfunded	Redemption	Redemption
Name	Fair Value	Commitments	Frequency	Notice Period
	(Dollars In Thousands)
As of December 31, 2013:
Collective short-term investment fund	$3,052	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	74,753	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	45,632	Not Applicable	Daily	1 day

As of December 31, 2012:
Collective short-term investment fund	$6,222	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	61,451	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	34,482	Not Applicable	Daily	1 day

(1) Non-lending collective trust that doesn not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Balance, beginning of year	$50,032	$41,527
Interest income	2,704	2,505
Transfers from collective short-term investments fund	4,000	6,000
Transfers to collective short-term investments fund	—	—
Balance, end of year	$56,736	$50,032

The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2013:

		Principal	Significant	Range of
		Valuation	Unobservable	Significant Input
Instrument	Fair Value	Technique	Inputs	Values
(Dollars In Thousands)
Group deposit administration annuity contract	$56,736	Contract Value	Contract Rate	5.32% - 5.42%

Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefits Plan
	(Dollars In Thousands)
2014	$12,621	$3,817
2015	13,284	4,077
2016	13,688	4,007
2017	14,571	3,887
2018	15,431	3,845
2019-2023	84,854	16,936

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2013 and 2012, the accumulated postretirement benefit obligation associated with these benefits was $0.4 million and $0.8 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$788	$949
Service cost	4	6
Interest cost	5	17
Amendments	—	—
Actuarial (gain) or loss	29	(144)
Plan participant contributions	289	293
Benefits paid	(668)	(333)
Special termination benefits	—	—
Benefit obligation, end of year	$447	$788

For the retiree medical plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2013, is 1.26% and 1.09%, respectively.

For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2013 and 2012, PLC’s liability related to this benefit was less than $0.1 million. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$10,070	$8,951
Service cost	144	123
Interest cost	405	412
Amendments	—	—
Actuarial (gain) or loss	(1,620)	895
Plan participant contributions	—	—
Benefits paid	(346)	(311)
Special termination benefits	—	—
Benefit obligation, end of year	$8,653	$10,070

For the postretirement life insurance plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2013, is 5.05% and 4.10%, respectively.

PLC’s expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2013, is 3.13% and 3.26%, respectively. To determine an appropriate long-term rate of return assumption, PLC utilized 20 year average and annualized return results on the Barclay’s short treasury index.

Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

The fair value of each major category of plan assets for PLC’s postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2013	2012	2011
	(Dollars In Thousands)
Money market fund	$6,156	$6,174	$6,193

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$6,156	$—	$—	$6,156

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$6,174	$—	$—	$6,174

For the year ended December 31, 2013 and 2012, there were no transfers between levels.

Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

PLC sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($17,500 for 2013). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2013). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately.

Prior to 2009, employee contributions to PLC’s 401(k) Plan were matched through use of an ESOP established by PLC. Beginning in 2009, PLC adopted a cash match for employee contributions to the 401(k) plan. For the year ended December 31, 2013, and 2012, PLC recorded an expense of $6.0 million and $5.9 million, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by PLC for this employee benefit was $0.5 million, $0.4 million, and $0.4 million, respectively, in 2013, 2012, and 2011.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. PLC may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2013, the plans had 971,512 common stock equivalents credited to participants. PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners’ equity.

16.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of December 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(1,250,416)	734	(1,249,682)
Other comprehensive income (loss) relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,594)	1,527	(27,067)
Net current-period other comprehensive income (loss)	(1,274,419)	2,261	(1,272,158)
Ending Balance, December 31, 2013	$540,201	$(1,235)	$538,966

(1)   See Reclassification table below for details.

(2)   These balances were offset by the impact of DAC and VOBA by $198.1 million and $204.9 million as of December 31, 2013 and 2012, respectively.

The following table summarizes the reclassifications amounts out of AOCI for the year ended December 31, 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the Consolidated
	Income (Loss)	Statements of Income
(Dollars In Thousands)
For The Year Ended December 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit- (1)	$(2,349)	Benefits and settlement expenses, net of reinsurance ceded
	(2,349)	Total before tax
	822	Tax (expense) or benefit
	$(1,527)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$66,437	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(22,447)	Net impairment losses recognized in earnings
	43,990	Total before tax
	(15,396)	Tax (expense) or benefit
	$28,594	Net of tax

(1) See Note 22, Derivative Financial Instruments for additional information.

17.                               INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.4	0.4	0.4
Investment income not subject to tax	(4.4)	(3.1)	(2.2)
Uncertain tax positions	0.1	0.2	(0.1)
Other	(0.1)	0.4	(1.2)
	31.0%	32.9%	31.9%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Current income tax expense:
Federal	$(18,076)	$78,510	$(4,609)
State	(222)	2,496	33
Total current	$(18,298)	$81,006	$(4,576)
Deferred income tax expense:
Federal	$149,288	$66,375	$153,412
State	(93)	3,662	2,683
Total deferred	$149,195	$70,037	$156,095

The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$185,073	$51,276
Intercompany losses	85,134	45,079
Deferred compensation	105,744	3,750
Other	22,854	26,604
Valuation allowance	(1,200)	(2,552)
	397,605	124,157
Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	983,254	911,858
Invested assets (other than realized gains)	184,935	20,936
Net unrealized gains (losses) on investments	290,062	975,076
	1,458,251	1,907,870
Net deferred income tax (liability) asset	$(1,060,646)	$(1,783,713)

The Company’s income tax returns, except for MONY which files separately, are included in PLC’s consolidated U.S. income tax returns.

The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities. These liabilities were assumed by AXA; they were not acquired by the Company in connection with the acquisition of MONY discussed in Note 3, Significant Acquisitions. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the Acquisition date (and through the December 31, 2013 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.

In management’s judgment, the gross deferred income tax asset as of December 31, 2013, will more likely than not be fully realized. The Company has recognized a valuation allowance of $1.2 million and $2.6 million as of December 31, 2013 and 2012, respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting favorable change of $1.4 million, before federal income taxes, decreased state income tax expense in 2013 by the same amount. As of December 31, 2013 and 2012, no valuation allowances were established with regard to deferred tax assets relating to impairments on fixed maturities, capital or operating loss carryforwards, and unrealized losses on investments. As of December 31, 2013, the Company had U.S. life subgroup operating loss carryforwards of $171.3 million which will expire if not used by PLC in the consolidated U.S. income tax return by 2028. As of December 31, 2013 and 2012, the Company relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss.  The Company has the ability and the intent to either hold such bonds to maturity, thereby avoiding a realized loss, or to generate a realized gain from unrealized gain bonds if such unrealized loss bond is sold at a loss prior to maturity. As of December 31, 2013, the Company recorded a net unrealized gain on its fixed maturities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Balance, beginning of period	$74,335	$4,318
Additions for tax positions of the current year	7,464	9,465
Additions for tax positions of prior years	6,787	64,050
Reductions of tax positions of prior years:
Changes in judgment	(2,740)	(3,498)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$85,846	$74,335

Included in the balance above, as of December 31, 2013 and 2012, are approximately $78.5 million and $67.5 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.4 million and $6.8 million as of December 31, 2013 and as of December 31, 2012, respectively.

Any accrued interest related to the unrecognized tax benefits have been included in income tax expense. There were no amounts included in 2013 or 2012 and a $1.4 million benefit in 2011. The Company has no accrued interest associated with unrecognized tax benefits as of December 31, 2013 and 2012 (before taking into consideration the related income tax benefit that is associated with such an expense).

During 2012, an IRS audit concluded in which the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In January 2014, the Appeals Division followed its normal procedure and sent the Company’s case to Congress’ Joint Committee on Taxation for review. Although it cannot be certain, the Company believes this review process may conclude within the next 12 months. If this is the case, approximately $7.5 million of these unrecognized tax benefits on the above chart will be reduced. This reduction could occur because of the Company’s successful negotiation of certain issues at Appeals coupled with its unsuccessful negotiation on others. This possible scenario includes an assumption that the Company would pay the IRS-asserted deficiencies on issues that it loses at Appeals rather than litigating such issues. If the IRS prevails at Appeals and the Company does not litigate these issues, the tax payments that would occur as a result would not materially impact the Company or its effective tax rate.

During the 12 months ending December 31, 2013, the Company’s uncertain tax position liability decreased $2.7 million primarily due to the interaction of various taxable income dividends received deduction limitations and the taxable income impacts of other uncertain tax positions. During the 12 months ended December 31, 2012, the Company’s uncertain tax position liability decreased $3.5 million as a result of new technical guidance and other developments which led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized.

In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2003.

18.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$110,301	$92,175	$89,657
Income taxes	(54,370)	77,665	25,129
Noncash investing and financing activities:
Decrease in collateral for securities lending transactions	—	—	(96,653)

19.          RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates. Lease revenues were $4.9 million, $4.7 million, and $4.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $170.9 million, $154.7 million, and $143.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.  In addition, the Company has an intercompany payable with affiliates as of December 31, 2013 and 2012 of $27.6 million and $10.3 million, respectively. There was no intercompany receivable with affiliates balance as of December 31, 2013 and a $6.0 million balance as of December 31, 2012.

Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $40.0 million, $59.1 million, and $51.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $16.4 million, $13.0 million, and $4.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2013, PLC is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

As of February 1, 2000, PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, and again on December 19, 2013, wherein as of December 31, 2013, PLC continues to guarantee the obligations of the Company thereunder.

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

In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, in the fourth quarter of 2012, PLC established an indirect wholly owned insurance subsidiary, Shades Creek Captive Insurance Company (“Shades Creek”) to which we have reinsured GMWB and GMDB riders related to our variable annuity contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement.  As of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of PLC.  As of December 31, 2013, Shades Creek maintained capital levels in excess of the required minimum thresholds.  The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

As of December 31, 2012, Shades Creek was a direct wholly owned insurance subsidiary of the Company. On April 1, 2013, the Company paid to its parent, PLC, a dividend that consisted of all outstanding stock of Shades Creek. The Company will continue to reinsure guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum death benefits (“GMDB”) riders to Shades Creek, which include a funds withheld account that is considered a derivative. For more information related to the derivative, refer to Note 21, Fair Value of Financial Instruments and Note 22, Derivative Financial Instruments. For cash flow purposes, portions of the dividend were treated as non-cash transactions.

The following balances from Shades Creek’s balance sheet as of March 31, 2013, with the exception of cash, were excluded from the Company’s cash flow statement for the year ended December 31, 2013.

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

20.                               STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

The Company and its insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the NAIC and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs, 2) benefit liabilities that are calculated using Company estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) recognition of realized gains and losses on the sale of securities in the period they are sold, and 5) fixed maturities recorded at fair values, but instead at amortized cost.

Statutory net income for the Company was $165.5 million, $376.3 million, and $259.2 million for the year ended December 31, 2013, 2012 and 2011, respectively. Statutory capital and surplus for the Company was $2.9 billion and $3.0 billion as of December 31, 2013 and 2012, respectively.

The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to the Company. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries, and which would consequently be free from restriction and available for the payment of dividends to the Company’s shareowners in 2014 is estimated to be $117.8 million. This results in approximately $2.5 billion of the Company’s net assets being restricted from transfer to PLC without prior approval from the respective state insurance department. Additionally, as of December 31, 2013, approximately $494.6 million of consolidated shareowners’ equity, excluding net unrealized gains on investments, represented net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.

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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2013, the Company’s total adjusted capital and company action level RBC was $3.2 billion and $714.8 million, respectively, providing an RBC ratio of approximately 446%.

Additionally, the Company and its insurance subsidiaries have certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2013, the Company’s and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $47.4 million.

The states of domicile of the Company and its insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.

Certain prescribed and permitted practices impact the statutory surplus of the Company. These practices include the non-admission of goodwill as an asset for statutory reporting and the reporting of Bank Owned Life Insurance (“BOLI”) separate account amounts at book value rather than at fair value.

The favorable (unfavorable) effects of the Company’s statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2013	2012
	(Dollars In Millions)
Non-admission of goodwill	$(311)	$—
Report BOLI Separate Accounts at Book Value	—	(1)
Reserving difference related to a captive insurance company	—	(49)
Total (net)	$(311)	$(50)

The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of the Company. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the face amount of all issued and outstanding letters of credit, and a note issued by an affiliate as an asset in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives”.

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2013	2012
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,415	$1,205
Accounting for Red Mountain Note as admitted asset	$365	$300
Reserving based on state specific actuarial practices	$105	$95

21.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,445,040	$28	$1,445,068
Commercial mortgage-backed securities	—	970,656	—	970,656
Other asset-backed securities	—	326,175	545,808	871,983
U.S. government-related securities	1,211,141	296,749	—	1,507,890
State, municipalities, and political subdivisions	—	1,407,154	3,675	1,410,829
Other government-related securities	—	51,427	—	51,427
Corporate bonds	107	24,191,367	1,549,940	25,741,414
Total fixed maturity securities - available-for-sale	1,211,248	28,688,568	2,099,451	31,999,267

Fixed maturity securities - trading
Residential mortgage-backed securities	—	310,877	—	310,877
Commercial mortgage-backed securities	—	158,570	—	158,570
Other asset-backed securities	—	93,278	194,977	288,255
U.S. government-related securities	191,332	4,906	—	196,238
State, municipalities, and political subdivisions	—	260,892	—	260,892
Other government-related securities	—	57,097	—	57,097
Corporate bonds	—	1,497,362	29,199	1,526,561
Total fixed maturity securities - trading	191,332	2,382,982	224,176	2,798,490
Total fixed maturity securities	1,402,580	31,071,550	2,323,627	34,797,757
Equity securities	483,482	50,927	67,979	602,388
Other long-term investments (1)	56,469	54,965	98,886	210,320
Short-term investments	131,421	1,603	—	133,024
Total investments	2,073,952	31,179,045	2,490,492	35,743,489
Cash	345,579	—	—	345,579
Assets related to separate accounts
Variable annuity	12,791,438	—	—	12,791,438
Variable universal life	783,618	—	—	783,618
Total assets measured at fair value on a recurring basis	$15,994,587	$31,179,045	$2,490,492	$49,664,124

Liabilities:
Annuity account balances(2)	$—	$—	$107,000	$107,000
Other liabilities (1)	30,241	191,182	233,738	455,161
Total liabilities measured at fair value on a recurring basis	$30,241	$191,182	$340,738	$562,161

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 90% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2013.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified to Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2013, the Company held $3.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

After reviewing these characteristics of the ABS, the third party pricing service and brokers use certain inputs to determine the value of the security. For ABS classified as Level 2, the valuation would consist of predominantly market observable inputs such as, but not limited to: 1) monthly principal and interest payments on the underlying assets, 2) average life of the security, 3) prepayment speeds, 4) credit spreads, 5) treasury and swap yield curves, and 6) discount margin. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

As of December 31, 2013, the Company held $740.8 million of Level 3 ABS, which included $545.8 million of other asset-backed securities classified as available-for-sale and $195.0 million of other asset-backed securities classified trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Bonds, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of December 31, 2013, the Company classified approximately $27.8 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of December 31, 2013, the Company classified approximately $1.6 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of December 31, 2013, the Company held approximately $118.9 million of equity securities classified as Level 2 and Level 3. Of this total, $67.1 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 22, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2013, 72.4% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 generally include futures, credit default swaps, and options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate and inflation swaps, options, and swaptions. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to 22, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the statutory policy liabilities (net of policy loans) of $2.6 billion and the fair value of the trading securities of $2.8 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations.  The fair value of these derivatives as of December 31, 2013 was $2.0 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to 22, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of zero as of December 31, 2013. The assessment of required payments from PLC under the Interest Support Agreement occurs annually. As of December 31, 2013, no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of December 31, 2013 was $1.6 million. As of December 31, 2013, no payments have been triggered under this agreement.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.  The fair value of the portfolio maintenance agreements as of December 31, 2013, was approximately $0.4 million. As of December 31, 2013, no payments have been triggered under this agreement.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2013, was a liability of $34.3 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2013, ranged from a one month rate of 0.32%, a 5 year rate of 2.44%, and a 30 year rate of 4.99%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2013	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$545,808	Discounted cash flow	Liquidity premium Paydown rate	1.00%-1.68% (1.08%) 8.57% - 16.87% (12.05%)
Corporate bonds	1,555,898	Discounted cash flow	Spread over treasury	0.11% - 6.75% (2.06%)
Embedded derivatives - GMWB(1)	156,287	Actuarial cash flow model	Mortality Lapse	49% to 80% of 1994 MGDB table 0% - 24%, depending on
				product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.15% - 1.06%
Liabilities:
Annuity account balances(2)	$107,000	Actuarial cash flow model	Asset earned rate Expenses	5.37% $88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.15% - 1.06%
Embedded derivative-FIA	25,324	Actuarial cash flow model	Expenses	$83 - $97 per policy 1.1% - 4.5% depending on
			Withdrawal rate Mortality	duration and tax qualification
				49% - 80% of 1994 MGDB table
			Lapse Nonperformance risk	2.5% - 40.0%, depending on duration/surrender charge period
				0.15% - 1.06%

(1)The fair value for the GMWB embedded derivative is presented as a net asset. Excludes modified coinsurance agreements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2013, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $216.0 million of financial instruments being classified as Level 3 as of December 31, 2013. Of the $216.0 million, $195.0 million are other asset backed securities and $21.0 million are corporate bonds.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2013, the Company held $73.9 million of financial instruments where book value approximates fair value. Of the $73.9 million, $68.0 million represents equity securities, which are predominantly FHLB stock, $3.7 million of other fixed maturity securities, and $2.2 million of other corporate bonds.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$596,143	Discounted cash flow	Liquidity premium Paydown rate	0.72% - 1.68% (1.29%) 8.51% - 18.10% (11.40%)
Other government-related securities	20,011	Discounted cash flow	Spread over treasury	(0.30)%
Corporate bonds	168,007	Discounted cash flow	Spread over treasury	0.92% - 7.75% (3.34%)
Liabilities:
Embedded derivatives - GMWB(1)	$169,041	Actuarial cash flow model	Mortality Lapse	57% of 1994 MGDB table 0% - 24%, depending on product/duration/funded
				status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.09% - 1.34%
Annuity account balances(2)	129,468	Actuarial cash flow model	Asset earned rate Expenses	5.81% $88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	57% of 1994 MGDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.09% - 1.34%

(1)The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

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

The fair value of the FIA embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA embedded derivative is sensitive to non-performance risk. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)

Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$1,310	$—	$(338)	$14,349	$(23)	$—	$—	$(15,287)	$13	$28	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143		44,620	—	(58,937)	24,931	(62,760)	—	—	1,227	584	545,808	—
U.S. government-related securities	—	—	—	—		—		—	—	—		—	—
States, municipals, and political subdivisions	4,275	—	—	—	—		(600)	—	—	—	—	3,675	—
Other government-related securities	20,011	—	2	—	(3)		(20,000)	—	—	—	(10)	—	—
Corporate bonds	167,892	116	8,310		(20,118)	736,012	(67,431)	—	—	726,760	(1,601)	1,549,940	—
Total fixed maturity securities - available-for-sale	788,325	116	54,242	—	(79,396)	775,292	(150,814)	—	—	712,700	(1,014)	2,099,451	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	(1)	—	1,582	(72)	—	—	(1,494)	(15)	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	8,785	—	(5,947)	—	147,224	(29,344)	—	—	2,210	1,514	194,977	3,588
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	(123)	—	3,500	—	—	—	(3,377)	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	(102)	—	4,880	(17)	—	—	24,312	10	29,199	(5)
Total fixed maturity securities - trading	70,650	8,786	—	(6,173)	—	157,186	(29,433)	—	—	21,651	1,509	224,176	3,583
Total fixed maturity securities	858,975	8,902	54,242	(6,173)	(79,396)	932,478	(180,247)	—	—	734,351	495	2,323,627	3,583
Equity securities	65,527			—		2,452		—	—	—	—	67,979	—
Other long-term investments(1)	48,655	100,441	—	(16,117)	—	—	—	—	—	—	(34,093)	98,886	84,324
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	973,157	109,343	54,242	(22,290)	(79,396)	934,930	(180,247)	—	—	734,351	(33,598)	2,490,492	87,907
Total assets measured at fair value on a recurring basis	$973,157	$109,343	$54,242	$(22,290)	$(79,396)	$934,930	$(180,247)	$—	$—	$734,351	$(33,598)	$2,490,492	$87,907

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(8,029)	$—	$—	$—	$406	$30,903	$—	$—	$107,000	$—
Other liabilities(1)	611,437	295,910	—	(52,716)	—	—	—	—	—	—	134,505	233,738	242,411
Total liabilities measured at fair value on a recurring basis	$740,905	$295,910	$—	$(60,745)	$—	$—	$—	$406	$30,903	$—	$134,505	$340,738	$242,411

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2013, $771.6 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2013.

For the year ended December 31, 2013, $37.2 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously priced using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

For the year ended December 31, 2013, there were no transfers from Level 2 to Level 1.

For the year ended December 31, 2013, there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—		—	—	—		—	—			—	—
Other asset-backed securities	614,813	339	21,780		(22,587)	—	(19,050)	—	—	771	77	596,143	—
U.S. government-related securities	15,000	—	—	—	(2)	—	(15,000)	—	—	—	2	—	—
States, municipals, and political subdivisions	—	—	—	—		4,275	—	—	—	—		4,275	—
Other government-related securities	—	—	29	—	(27)	20,024	—	—	—	—	(15)	20,011	—
Corporate bonds	119,565	470	8,052	(4)	(2,723)	11,960	(9,854)	—	—	40,060	366	167,892	—
Total fixed maturity securities - available-for-sale	749,385	809	29,861	(4)	(25,339)	36,259	(43,907)	—	—	40,831	430	788,325	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	4,086	—	(2,306)	—	48,255	(9,896)	—	—		2,053	70,535	1,780
U.S. government-related securities			—		—	—	—	—	—	—		—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	2	—		—	1	—	—	—	112		115	10
Total fixed maturity securities - trading	28,343	4,088	—	(2,306)	—	48,256	(9,896)	—	—	112	2,053	70,650	1,790
Total fixed maturity securities	777,728	4,897	29,861	(2,310)	(25,339)	84,515	(53,803)	—	—	40,943	2,483	858,975	1,790
Equity securities	70,080	8	827	—	(1,097)	4	(4,295)	—	—		—	65,527	—
Other long-term investments(1)	19,103	—	—	29,552	—	—	—	—	—	—	—	48,655	29,552
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	866,911	4,905	30,688	27,242	(26,436)	84,519	(58,098)	—	—	40,943	2,483	973,157	31,342
Total assets measured at fair value on a recurring basis	$866,911	$4,905	$30,688	$27,242	$(26,436)	$84,519	$(58,098)	$—	$—	$40,943	$2,483	$973,157	$31,342

Liabilities:
Annuity account balances(2)	$136,462	$—	$—	$12,293	$—	$—	$—	$860	$20,147	$—	$—	$129,468	$—
Other liabilities(1)	437,613	86,523	—	(260,347)	—	—	—	—	—	—	—	611,437	(173,824)
Total liabilities measured at fair value on a recurring basis	$574,075	$86,523	$—	$(248,054)	$—	$—	$—	$860	$20,147	$—	$—	$740,905	$(173,824)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of December 31,
		2013		2012
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,486,417	$5,949,058	$4,948,625	$5,723,579
Policy loans	3	1,815,744	1,815,744	865,391	865,391
Fixed maturities, held-to-maturity(1)	3	365,000	335,676	300,000	319,163

Liabilities:
Stable value product account balances	3	$2,559,552	$2,566,209	$2,510,559	$2,534,094
Annuity account balances	3	11,125,253	10,639,637	10,658,463	10,525,702

Debt:
Non-recourse funding obligations(2)	3	$1,495,448	$1,272,425	$1,446,900	$1,357,290

Except as noted below, fair values were estimated using quoted market prices.

(1) Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2) Of this carrying amount $365.0 million, fair value of $321.5 million, as of December 31, 2013, and $300 million, fair value of $297.6 million, as of December 31, 2012, relates to non-recourse funding obligations issued by Golden Gate V.

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

22.          DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

•                  Volatility Options

•                  Funds Withheld Agreement

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

Derivatives Related to Variable Annuity Contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held during the year ended December 31, 2013.

•                  The Company uses equity options, volatility swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. As of December 31, 2013, the Company did not hold any volatility options.

•                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products.

•                  The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within its variable annuity products. The Company reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2013 and 2012, the Company did not hold any remaining credit default swaps.

•                  The Company markets certain VA products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

•                  The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the GMWB and GMDB riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek. The funds withheld account is accounted for as a derivative financial instrument.

Derivatives Related to Fixed Annuity Contracts

•                  The Company uses equity and volatility futures to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity and overall volatility.

•                  The Company uses equity options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets.

•                  The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.

•                  The Company has purchased interest rate caps to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. As of December 31, 2013, the Company did not hold any interest rate caps.

•                  Certain of the Company’s subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC. The Company entered into two separate portfolio maintenance agreements in October 2012.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•                  The Company recorded an embedded derivative associated with the FIA product as of December 31, 2013. The Company did not market this product during the year ended December 31, 2012.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(31,216)	$21,138	$164,221
Equity futures - VA	(52,640)	(50,797)	(30,061)
Currency futures - VA	(469)	(2,763)	2,977
Volatility futures - VA	—	(132)	—
Variance swaps - VA	(11,310)	(11,792)	(239)
Equity options - VA	(95,022)	(37,370)	(15,051)
Volatility options- VA	(115)	—	—
Interest rate swaptions - VA	1,575	(2,260)	—
Interest rate swaps - VA	(157,408)	3,264	7,718
Credit default swaps - VA	—	—	(7,851)
Embedded derivative - GMWB	162,737	(22,120)	(127,537)
Funds withheld derivative	71,862	—	—
Total derivatives related to variable annuity contracts	(112,006)	(102,832)	(5,823)
Derivatives related to FIA contracts:
Embedded derivative- FIA	(942)	—	—
Equity futures- FIA	173	—	—
Volatility futures- FIA	(5)	—	—
Equity options- FIA	1,866	—	—
Total derivatives related to FIA contracts	1,092	—	—
Embedded derivative - Modco reinsurance treaties	205,176	(132,816)	(134,340)
Interest rate swaps	2,985	(87)	(11,264)
Interest rate caps	—	(2,666)	(2,801)
Derivatives with PLC(1)	(15,072)	10,664	(300)
Other derivatives	(14)	(79)	(477)
Total realized gains (losses) - derivatives	$82,161	$(227,816)	$(155,005)

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Realized investment gains (losses) - all other investments

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Modco trading portfolio(1)	$(178,134)	$177,986	$164,224

(1)The Company elected to include the use of alternate disclosures for trading activities.

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
		Gains (Losses)
		Reclassified from	Amount and Location of
	Amount of Gains (Losses)	Accumulated Other	(Losses) Recognized in
	Deferred in	Comprehensive Income	Income (Loss) on
	Accumulated Other	(Loss) into Income (Loss)	Derivatives
	Comprehensive Income	(Effective Portion)	(Ineffective Portion)
	(Loss) on Derivatives	Benefits and settlement	Realized investment
	(Effective Portion)	expenses	gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2013
Inflation	$1,130	$(2,349)	$(190)
Total	$1,130	$(2,349)	$(190)

For The Year Ended December 31, 2012
Interest rate	$(77)	$(2,261)	$—
Inflation	3,243	(938)	(177)
Total	$3,166	$(3,199)	$(177)

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2013		2012
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	200,000	1,961	355,000	6,532
Variance swaps	—	—	500	406
Derivatives with PLC(1)	1,464,164	1,993	1,404,750	17,064
Embedded derivative - Modco reinsurance treaties	80,376	1,517	30,244	1,330
Embedded derivative - GMWB	1,921,443	95,376	1,640,075	30,261
Interest rate futures	—	—	—	—
Equity futures	3,387	111	147,581	595
Currency futures	14,338	321	15,944	784
Interest rate caps	—	—	3,000,000	—
Equity options	1,376,205	78,277	573,493	61,833
Interest rate swaptions	625,000	30,291	400,000	11,370
Other	425	473	224	253
	$5,685,338	$210,320	$7,567,811	$130,428
Other liabilities
Cash flow hedges:
Inflation	$182,965	$1,865	$182,965	$5,027
Derivatives not designated as hedging instruments:
Interest rate swaps	1,230,000	153,322	400,000	10,025
Variance swaps	1,500	1,744	2,675	12,198
Embedded derivative - Modco reinsurance treaties	2,578,590	206,918	2,655,134	411,907
Funds withheld derivative	991,568	34,251	—	—
Embedded derivative - GMWB	104,180	1,496	5,253,961	199,530
Embedded derivative- FIA	244,424	25,324	—	—
Interest rate futures	322,902	5,221	893,476	13,970
Equity futures	164,595	6,595	152,364	3,316
Currency futures	118,008	840	131,979	1,901
Equity options	257,065	17,558	—	—
Other	230	27	—	—
	$6,196,027	$455,161	$9,672,554	$657,874

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $1.3 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of December 31, 2013, the Company had posted cash and securities (at fair value) as collateral of approximately $102.3 million and $51.0 million, respectively. As of December 31, 2013, the Company received $10.7 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

23.          OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 11, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative - Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative - GMWB	95,376	—	95,376	—	—	95,376
Total derivatives, subject to a master netting arrangement or similar arrangement	207,876	—	207,876	52,487	10,700	144,689
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,444	—	2,444	—	—	2,444
Total derivatives	210,320	—	210,320	52,487	10,700	147,133
Total Assets	$210,320	$—	$210,320	$52,487	$10,700	$147,133

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative - Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Funds withheld derivative	34,251		34,251			34,251
Embedded derivative - GMWB	1,496	—	1,496	—	—	1,496
Embedded derivative - FIA	25,324	—	25,324	—	—	25,324
Total derivatives, subject to a master netting arrangement or similar arrangement	455,161	—	455,161	52,487	98,359	304,315
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	455,161	—	455,161	52,487	98,359	304,315
Repurchase agreements(1)	350,000	—	350,000	—	—	350,000
Total Liabilities	$805,161	$—	$805,161	$52,487	$98,359	$654,315

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2012.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$81,520	$—	$81,520	$21,565	$11,280	$48,675
Embedded derivative - Modco reinsurance treaties	1,330	—	1,330	—	—	1,330
Embedded derivative - GMWB	30,261	—	30,261	—	—	30,261
Total derivatives, subject to a master netting arrangement or similar arrangement	113,111	—	113,111	21,565	11,280	80,266
Total derivatives, not subject to a master netting arrangement or similar arrangement	17,317	—	17,317	—	—	17,317
Total derivatives	130,428	—	130,428	21,565	11,280	97,583
Total Assets	$130,428	$—	$130,428	$21,565	$11,280	$97,583

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$46,437	$—	$46,437	$21,565	$20,373	$4,499
Embedded derivative - Modco reinsurance treaties	411,907	—	411,907	—	—	411,907
Embedded derivative - GMWB	199,530	—	199,530	—	—	199,530
Total derivatives, subject to a master netting arrangement or similar arrangement	657,874	—	657,874	21,565	20,373	615,936
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	657,874	—	657,874	21,565	20,373	615,936
Repurchase agreements(1)	150,000	—	150,000	—	—	150,000
Total Liabilities	$807,874	$—	$807,874	$21,565	$20,373	$765,936

(1) Borrowings under repurchase agreements are for a term less than 90 days.

24.          OPERATING SEGMENTS

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

•      The Life Marketing segment markets UL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

•      The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•      The Annuities segment markets fixed and VA products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•      The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income available to the Company’s shareowner and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to DAC, VOBA, and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. During the year ended December 31, 2013, the Company began allocating realized gains and losses to certain of its segments to better reflect the economics of the investments supporting those segments. This change had no impact to segment operating income. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

During the first quarter of 2011, the Company recorded $8.5 million of pre-tax earnings in the Corporate and Other business segment relating to the settlement of a dispute with respect to certain investments.

There were no significant intersegment transactions during the year ended December 31, 2013, 2012, and 2011.

The following tables summarize financial information for the Company’s segments:

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Revenues
Life Marketing	$1,324,409	$1,233,654	$1,193,927
Acquisitions	1,186,579	1,064,295	982,821
Annuities	569,004	610,489	633,185
Stable Value Products	122,974	123,274	170,455
Asset Protection	296,782	294,146	282,587
Corporate and Other	104,922	130,202	145,610
Total revenues	$3,604,670	$3,456,060	$3,408,585
Segment Operating Income (Loss)
Life Marketing	$106,812	$102,114	$96,110
Acquisitions	154,003	171,060	157,393
Annuities	166,278	117,778	79,373
Stable Value Products	80,561	60,329	56,780
Asset Protection	20,148	9,765	16,892
Corporate and Other	(74,620)	1,119	6,985
Total segment operating income	453,182	462,165	413,533
Realized investment (losses) gains - investments(1)	(140,236)	188,729	194,866
Realized investment (losses) gains - derivatives	109,553	(191,315)	(133,124)
Income tax expense	(130,897)	(151,043)	(151,519)
Net Income	$291,602	$308,536	$323,756

Investment gains (losses)(2)	$(143,984)	$174,692	$200,432
Less: amortization related to DAC/VOBA and benefits settelement expenses	(3,748)	(14,037)	5,566
Realized investment gains (losses) in investments	$(140,236)	$188,729	$194,866

Derivative gains (losses)(3)	$82,161	$(227,816)	$(155,005)
Less: VA GMWB economic cost	(27,392)	(36,501)	(21,881)
Realized investment gains (losses)- derivatives	$109,553	$(191,315)	$(133,124)

Net investment income
Life Marketing	$521,219	$486,374	$446,014
Acquisitions	617,298	550,334	529,261
Annuities	468,329	504,342	507,229
Stable Value Products	123,798	128,239	145,150
Asset Protection	19,046	19,698	21,650
Corporate and Other	86,498	100,351	104,140
Total net investment income	$1,836,188	$1,789,338	$1,753,444

Amortization of DAC and VOBA
Life Marketing	$25,774	$45,079	$87,461
Acquisitions	72,762	77,251	75,041
Annuities	31,498	45,319	57,201
Stable Value Products	398	947	4,556
Asset Protection	23,603	22,569	22,607
Corporate and Other	625	1,018	2,654
Total amortization of DAC and VOBA	$154,660	$192,183	$249,520

(1) Includes credit related other-than-temporary impairments of $22.4 million, $58.1 million, and $47.3 million  for the year ended December 31, 2013, 2012, and 2011, respectively.

(2)Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of December 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,135,914	$20,201,081	$20,029,310	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	813,239	554,974	1,001
Goodwill	—	32,517	—	—
Total assets	$15,207,384	$21,046,837	$20,584,284	$2,559,552

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$777,388	$8,006,256	$16,762	$64,725,262
Deferred policy acquisition costs and value of business acquired	49,275	646	—	3,490,605
Goodwill	48,158	—	—	80,675
Total assets	$874,821	$8,006,902	$16,762	$68,296,542

	Operating Segment Assets
	As of December 31, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,171,384	$11,312,550	$17,649,488	$2,509,160
Deferred policy acquisition costs and value of business acquired	2,001,708	679,746	491,184	1,399
Goodwill	—	35,615	—	—
Total assets	$14,173,092	$12,027,911	$18,140,672	$2,510,559

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$740,153	$9,446,057	$19,662	$53,848,454
Deferred policy acquisition costs and value of business acquired	50,253	1,066	—	3,225,356
Goodwill	48,158	—	—	83,773
Total assets	$838,564	$9,447,123	$19,662	$57,157,583

25.                               CONSOLIDATED QUARTERLY RESULTS — UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the year ended December 31, 2013 and 2012 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners’ equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands, Except Per Share Amounts)
2013
Premiums and policy fees	$723,200	$752,752	$653,664	$837,706
Reinsurance ceded	(325,840)	(396,777)	(277,628)	(387,192)
Net of reinsurance ceded	397,360	355,975	376,036	450,514
Net investment income	439,012	447,064	434,772	515,340
Realized investment gains (losses)	(5,223)	(47,636)	4,263	(13,227)
Other income	54,434	60,638	65,523	69,825
Total revenues	885,583	816,041	880,594	1,022,452
Total benefits and expenses	775,769	737,114	767,239	902,049
Income before income tax	109,814	78,927	113,355	120,403
Income tax expense	35,936	25,923	37,107	31,931
Net income	$73,878	$53,004	$76,248	$88,472

2012
Premiums and policy fees	$692,398	$707,720	$681,324	$717,948
Reinsurance ceded	(296,295)	(336,119)	(311,862)	(365,821)
Net of reinsurance ceded	396,103	371,601	369,462	352,127
Net investment income	443,532	438,648	446,374	460,784
Realized investment gains (losses)	(13,022)	6,669	(2,686)	(44,085)
Other income	75,142	50,121	51,046	54,244
Total revenues	901,755	867,039	864,196	823,070
Total benefits and expenses	760,687	749,974	757,507	728,313
Income before income tax	141,068	117,065	106,689	94,757
Income tax expense	45,212	35,438	35,778	34,615
Net income	$95,856	$81,627	$70,911	$60,142

26.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to December 31, 2013, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of

Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A, theCompany has excluded MONY Life Insurance Company (“MONY”) and the internal controls relating to the administrative systems and processes being provided by third parties for the blocks of life and health business reinsured from MONY Life Insurance Company of America (“MLOA Business”), because MONY, a wholly owned subsidiary, and the reinsured MLOA Business, were acquired in a business combination during 2013. We have also excluded MONY and the internal controls relating to the administrative systems and process being provided by third parties for the MLOA Business from our audit of internal control over financial reporting as of December 31, 2013. MONY, a wholly owned subsidiary, and the MLOA Business represent revenues, pre-tax income, and total assets of $203.8 million, $27.9 million, and $10.0 billion, respectively, of the related consolidated financial statement amounts as of and for the year then ended December 31, 2013.

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

March 25, 2014

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

In conducting our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, we have excluded MONY Life Insurance Company (“MONY”) and the internal controls relating to the administrative systems and processes being provided by third parties for the blocks of life and health business reinsured from MONY Life Insurance Company of America (“MLOA Business”), because MONY, a wholly owned subsidiary, and the reinsured MLOA Business, were acquired in a business combination in 2013. MONY and the MLOA Business represent revenues, pre-tax income, and total assets of $203.8 million, $27.9 million, and $10.0 billion, respectively, of the related consolidated financial statement amounts as of and for the year then ended December 31, 2013.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 25, 2014

(c)                                  Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.            Other Information

None.

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

Information omitted in accordance with General Instruction I (2)(c).

Item 13.              Certain Relationships and Related Transactions and Director Independence

Information omitted in accordance with General Instruction I (2)(c).

Item 14.              Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2013 and 2012 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2013	2012
	(Dollars in Millions)
Audit Fees	$6.3	$5.2
Audit-Related Fees	0.6	0.7
Tax Fees	0.3	0.5
All Other Fees	—	—
Total	$7.2	$6.4

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

Tax Fees were for services related to tax compliance, including the preparation and review of tax returns and claims for refund as well as tax planning and tax advice, including assistance with tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

All Other Fees include fees that are appropriately not included in the Audit, Audit-Related, and Tax categories.

On February 24, 2014, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries, including the Company, for the period ended February

2015. Its policy is to pre-approve, generally for a 12-month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Committee or its Chairman pre-approved all Audit, Audit-Related, Tax and Other services performed for PLC and its subsidiaries by PricewaterhouseCoopers LLP with respect to fiscal year 2014.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.                    Financial Statements (See Item 8, Financial Statements and Supplementary Data)

2.                    Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on pages 206 and 207 of this report. The following schedules are located in this report on the pages indicated.

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

3.                    Exhibits:

For a list of exhibits, refer to the “Exhibit Index” filed as part of this report beginning on the following page and incorporated herein by this reference.

The exhibits to this report are included to provide you with information regarding the terms thereof and are not intended to provide any other factual or disclosure information about the Company or the other parties thereto or referenced therein. Such documents may contain representations and warranties by the parties to such documents that have been made solely for the benefit of the parties specified therein. These representations and warranties (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable document, which disclosures are not necessarily reflected in the documents, (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors, and (iv) were made only as of the date or dates specified in the documents and are subject to more recent developments. Accordingly, the representations and warranties contained in the documents included as exhibits may not describe the actual state of affairs as of the date they were made or at any other time.

EXHIBIT INDEX

Exhibit
Number
†	2(a)

Stock Purchase Agreement among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation, dated as of September 13, 2010, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed September 17, 2010 (No. 001-31901).

†	2(b)

Master Agreement by and among AXA Equitable Financial Services LLC, AXA Financial Inc. and Protective Life Insurance Company, dated as of April 10, 2013, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 12, 2013 (No. 001-11339).

†	3(a)

2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

†	3(b)

2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

**	4(a)	Group Modified Guaranteed Annuity Contract
***	4(b)	Individual Certificate
**	4(c)	Tax-Sheltered Annuity Endorsement
**	4(d)	Qualified Retirement Plan Endorsement
**	4(e)	Individual Retirement Annuity Endorsement
**	4(f)	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	Qualified Plan Endorsement
**	4(h)	Application for Individual Certificate
**	4(i)	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	Individual Modified Guaranteed Annuity Contract
**	4(k)	Application for Individual Modified Guaranteed Annuity Contract
****	4(l)	Endorsement - Group Policy
****	4(m)	Endorsement - Certificate
****	4(n)	Endorsement - Individual Contracts
****	4(o)	Endorsement (Annuity Deposits) - Group Policy
****	4(p)	Endorsement (Annuity Deposits) - Certificate
****	4(q)	Endorsement (Annuity Deposits) - Individual Contracts
*****	4(r)	Endorsement - Individual
*****	4(s)	Endorsement - Group Contract/Certificate
†	4(t)	Endorsement - Individual, filed as Exhibit 4(EE) to the Company’s Registration Statement on Form S-1 filed April 4, 1996 (No. 333-02249).
†	4(u)	Endorsement - Group Contract, filed as Exhibit 4(FF) to the Company’s Registration Statement on Form S-1 filed April 4, 1996 (No. 333-02249).
†	4(v)	Endorsement - Group Certificate, filed as Exhibit 4(GG) to the Company’s Registration Statement on Form S-1 filed April 4, 1996 (No. 333-02249).
†	4(w)	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(HH) to the Company’s Registration Statement on Form S-1 filed April 4, 1996 (No. 333-02249).
†	4(x)	Cancellation Endorsement, filed as Exhibit 4(HH) to the Company’s Registration Statement on Form S-1 filed April 4, 1996 (No. 333-02249).
†	4(y)	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(A) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(z)	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(B) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(aa)	Group Certificate, filed as Exhibit 4(C) to the Company’s Registration Statement on Form S-1 filed

December 18, 2008 (No. 333-156285).
†	4(bb)	Application for Modified Guaranteed Annuity, filed as Exhibit 4(D) to the Company’s Amended Registration Statement on Form S-1/A filed February 10, 2009 (No. 333-156285).
†	4(cc)	Endorsement - Free Look, filed as Exhibit 4(E) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(dd)	Endorsement - Settlement Option, filed as Exhibit 4(F) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(ee)	Endorsement - Automatic Renewal, filed as Exhibit 4(G) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(ff)	Endorsement - Traditional IRA, filed as Exhibit 4(H) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(gg)	Endorsement - Roth IRA, filed as Exhibit 4(I) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(hh)	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(J) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(ii)	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(K) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(jj)	Application for Modified Guaranteed Annuity, filed as Exhibit 4(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008 (No. 001-31901).
*	10(a)	Bond Purchase Agreement
*	10(b)	Escrow Agreement
†	10(c)

Credit Agreement dated as of July 17, 2012 among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2012 (No. 001-11339).

	10(d)	Second Amended and Restated Lease Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed herewith.
	10(e)	Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed herewith.
†	10(f)

Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-131901).

†	10(g)

Second Amended and Restated Reimbursement Agreement dated as of August 7, 2013 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013 (001-31901). ±

†	10(h)

Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

†	10(i)

Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(J) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011 (001-31901). ±

†	10(j)

Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

†	14

Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised May 22, 2013 filed as Exhibit 14 to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

†	14(a)

Supplemental Policy on Conflict of Interest, revised August 30, 2010 for Protective Life Corporation and all of its subsidiaries, filed as Exhibit 14(a) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (001-11339).

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
101

Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2013, filed on March 25, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income (Loss) (iiI) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flow,and (vI) the Notes to Consolidated Financial Statements.

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
March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	March 25, 2014
JOHN D. JOHNS	and Chief Excecutive Officer
(Principal Executive Officer)
and Director

/s/ Richard J. Bielen	Vice Chairman and	March 25, 2014
RICH BIELEN	Chief Financial Officer
(Principal Executive Officer)

/s/ Carl S. Thigpen	Executive Vice President	March 25, 2014
CARL S. THIGPEN	Chief Investment Officer
and a Director

/s/ Steven G. Walker	Senior Vice President	March 25, 2014
STEVEN G. WALKER	Chief Accounting Officer and
Controller

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$869,498	$807,044	$622,342
Dividends from subsidiaries*	109,373	129,751	186,400
Net investment income (loss)	1,301,510	1,331,811	1,255,985
Realized investment gains (losses)	103,422	(43,384)	32,255
Other income	162,666	212,693	60,746
Total revenues	2,546,469	2,437,915	2,157,728
Benefits and Expenses
Benefits and settlement expenses	1,614,671	1,556,966	1,386,883
Amortization of deferred policy acquisition costs and value of business acquired	219,593	134,549	155,614
Other operating expenses	265,345	405,222	189,423
Total benefits and expenses	2,099,609	2,096,737	1,731,920
Income (loss) before income tax and other items below	446,860	341,178	425,808
Income tax (benefit) expense
Current	(53,269)	(103,541)	(16,675)
Deferred	163,208	163,183	85,472
Total income tax (benefit) expense	109,939	59,642	68,797
Income (loss) before equity in undistributed income of subsidiaries	336,921	281,536	357,011
Equity in undistributed income (loss) of subsidiaries*	(45,319)	27,000	(33,255)
Net income	$291,602	$308,536	$323,756

See Notes to Consolidated Financial Statements

*Eliminated in Consolidation

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF COMPREHENSIVE INCOME

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Net income	$291,602	$308,536	$323,756

Other comprehensive income	$(1,272,158)	$756,803	$696,481

Total other comprehensive income	$(980,556)	$1,065,339	$1,020,237

See Notes to Consolidated Financial Statements

*Eliminated in Consolidation

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	As of December 31,
	2013	2012
	(Dollars In Thousands)
Assets
Fixed maturities	$20,616,992	$20,609,232
Equity securities	393,911	276,046
Mortgage loans	4,027,626	4,182,263
Investment real estate	16,873	6,517
Policy loans	908,431	785,841
Other long-term investments	416,290	360,867
Short-term investments	74,907	143,344
Investments in subsidiaries (equity method)*	2,602,566	2,586,543
Total investments	29,057,596	28,950,653
Cash	2,440	128,568
Accounts and premiums receivable	87,636	70,011
Reinsurance receivables	5,575,085	5,358,881
Receivables from subsidiaries*	—	5,424
Deferred policy acquisition costs and value of business acquired	2,271,579	2,089,708
Goodwill	22,582	25,680
Property and equipment, net	49,892	45,921
Other assets	585,597	428,737
Income tax receivable	7,043	165,013
Assets related to separate accounts	13,154,395	10,030,831
Total Assets	$50,813,845	$47,299,427
Liabilities
Policy liabilities and accruals	$17,868,373	$16,554,276
Stable value product account balances	2,559,552	2,510,559
Annuity account balances	9,551,869	9,308,179
Other policyholders’ funds	521,799	452,798
Accrued expenses and other liabilities	1,148,485	1,354,321
Payables to subsidiaries*	2,964	—
Deferred income taxes	965,982	1,251,250
Securities sold under repurchase agreements	350,000	150,000
Liabilities related to separate accounts	13,154,395	10,030,831
Total liabilities	46,123,419	41,612,214
Commitments and contingent liabilities- Note 3
Shareowners’ equity
Preferred stock	2	2
Common stock	5,000	5,000
Additional paid-in-capital	1,433,258	1,363,258
Retained earnings, including undistributed (losses) of subsidiaries:(2013- $(774,766); 2012- $(729,448))	2,713,200	2,507,829
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, all from subsidiaries, net of income tax: (2013: $290,553; 2012- $979,251)	539,598	1,818,608
Net unrealized gains (losses) related to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax (2013- $325; 2012- $(2,147))	603	(3,988)
Accumulated gain (loss)- derivatives, net of income tax: (2013- $(666); 2012- $(1883))	(1,235)	(3,496)
Total shareowners’ equity	4,690,426	5,687,213
Total liabilities and shareowners’ equity	$50,813,845	$47,299,427

See Notes to Consolidated Financial Statements

*Eliminated in Consolidation

SCHEDULE II- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$291,602	$308,536	$323,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	(103,422)	43,384	(32,255)
Equity in undistributed (net income) loss of subsidiaries*	45,319	(27,000)	33,255
Non-cash dividend from subsidiary	—	—	—
Amortization of deferred policy acquisition costs and value of businesses acquired	219,593	134,549	155,614
Capitalization of deferred policy acquisition cost	(369,538)	(431,560)	(190,859)
Depreciation expense	6,146	4,716	5,944
Deferred income taxes	163,208	163,183	85,472
Accrued income taxes	157,970	(111,649)	15,332
Interest credited to universal life and investment products	703,620	775,749	790,799
Policy fees assessed on universal life and investment products	(716,862)	(582,848)	(487,602)
Change in reinsurance receivables	(209,152)	(630,244)	(55,169)
Change in accrued investment income and other receivables	3,327	(18,632)	(10,280)
Change in due to/from subsidiaries, net	8,388	(5,424)	(7,650)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	120,456	668,760	(217,459)
Trading securities:
Maturities and principal reductions of investments	133,635	223,889	230,857
Sale of investments	235,701	430,095	817,434
Cost of investments acquired	(330,119)	(526,694)	(860,487)
Other net change in trading securities	33,650	(62,528)	(37,030)
Change in other liabilities	47,639	113,825	(153,839)
Other, net	91,254	45,512	(120,189)
Net cash provided by operating activities	532,415	515,619	285,644
Cash flows from investing activities
Maturities and principal reductions of investments	637,855	767,796	972,818
Sale of investments	2,104,400	1,921,862	2,082,356
Cost of investments acquired	(3,324,738)	(3,425,248)	(3,348,476)
Mortgage loans:
New borrowings	(543,760)	(262,677)	(472,893)
Repayments	692,377	657,780	382,229
Additional investments in/return of capital from subsidiaries*	(54,228)	(103,236)	(113,941)
Change in investment real estate, net	(10,356)	4,065	(4,306)
Change in policy loans, net	5,978	(23,122)	17,336
Purchase of property and equipment	(10,117)	(4,053)	(14,998)
Change in other long-term investments, net	(212,261)	(111,745)	123,388
Change in short-term investments, net	45,250	(31,174)	74,246
Net unsettled security transactions	13,652	37,169	68,810
Payments for business acquisitions	(471,714)	—	(209,609)
Net cash used in investing activities	(1,127,662)	(572,583)	(443,040)
Cash flows from financing activities
Capital contributions	70,000	—	—
Repurchase program borrowings	200,000	150,000	—
Investment product and universal life deposits	2,883,575	3,692,312	3,613,791
Investment products and univeral life withdrawals	(2,684,456)	(3,624,816)	(3,576,474)
Other financing activities, net	—	—	—
Net cash provided by financing activities	469,119	217,496	37,317
Change in cash	(126,128)	160,532	(120,079)
Cash at beginning of period	128,568	(31,964)	88,115
Cash at end of period	$2,440	$128,568	$(31,964)

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

2.                                      SHAREOWNERS’ EQUITY

PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2013, 2012, and 2011, PL&A paid no dividends to PLC on its preferred stock.

3.                                      COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 19 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $11.2 million, $11.2 million, and $10.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The aggregate annualized rent was approximately $7.0 million for the year ended December 31, 2013. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2014	$6,971
2015	5,845
2016	3,770
2017	1,391
2018	750
Thereafter	1,978

Additionally, the Company leases a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term the Company may purchase the building for approximately $75 million. Monthly rental payments are based on the current LIBOR rate plus a spread. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2014	$1,236
2015	1,236
2016	1,239
2017	1,236
2018	76,211

The Company has provided liquidity support to some of its insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations. The majority of these obligations are backed by assets held in the Company’s insurance subsidiaries which the Company believes sufficiently cover the underlying obligations.

4.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2013	2012	2011
	(Dollars In Thousands)
Cash paid during the year for:
Interest paid	$550	$563	$149
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(212,786)	6,897	(29,527)

Noncash investing and financing activities:
Decrease in collateral for securities lending transactions	—	—	(96,953)

5.             DERIVATIVE FINANCIAL INSTRUMENTS

In connection with a reinsurance agreement between the Company and Shades Creek, Shades Creek assumed the economic performance of certain hedging instruments held by the Company, giving rise to a derivative instrument. As of December 31, 2013, the Company included in its balance sheet a liability for this instrument of $34.3 million. During the year ended December 31, 2013, the Company included in its statement of income pre-tax gains of $71.9 million.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

								Amortization
	Deferred			Stable Value				of Deferred
	Policy			Products,				Policy
	Acquisition			Annuity				Acquisitions
	Costs and			Contracts and	Net		Benefits	Costs and
	Value of	Future Policy		Other	Premiums	Net	and	Value of	Other
	Businesses	Benefits and	Unearned	Policyholders’	and Policy	Investment	Settlement	Businesses	Operating	Premiums
Segment	Acquired	Claims	Premiums	Funds	Fees	Income(1)	Expenses	Acquired	Expenses(1)	Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2013:
Life Marketing	$2,071,470	$13,504,869	$812,929	$311,290	$796,109	$521,219	$1,143,132	$25,774	$46,263	$173
Acquisitions	813,239	15,121,574	4,680	4,734,487	519,477	617,298	851,386	72,762	78,244	24,781
Annuities	554,974	1,037,348	102,734	7,228,119	80,343	468,329	318,173	31,498	110,266	—
Stable Value Products	1,001	—	—	2,559,552	—	123,798	41,793	398	1,805	—
Asset Protection	49,275	49,362	578,755	1,556	165,807	19,046	97,174	23,603	155,857	157,629
Corporate and Other	646	67,805	1,296	64,181	18,149	86,498	22,330	625	161,088	18,141
Total	$3,490,605	$29,780,958	$1,500,394	$14,899,185	$1,579,885	$1,836,188	$2,473,988	$154,660	$553,523	$200,724
For The Year Ended December 31, 2012:
Life Marketing	$2,001,708	$12,733,602	$698,862	$277,919	$743,361	$486,374	$1,054,645	$45,079	$31,816	$161
Acquisitions	679,746	7,666,423	8,367	3,514,838	459,835	550,334	716,893	77,251	51,714	29,874
Annuities	491,184	1,102,577	103,316	7,372,471	97,902	504,342	369,622	45,319	100,848	—
Stable Value Products	1,399	—	—	2,510,559	—	128,239	64,790	947	2,174	—
Asset Protection	50,253	51,279	540,766	1,790	168,656	19,698	91,778	22,569	170,034	159,927
Corporate and Other	1,066	72,184	1,561	58,430	19,539	100,351	19,393	1,018	130,591	19,456
Total	$3,225,356	$21,626,065	$1,352,872	$13,736,007	$1,489,293	$1,789,338	$2,317,121	$192,183	$487,177	$209,418
For The Year Ended December 31, 2011:
Life Marketing	$1,912,916	$11,755,841	$589,027	$274,870	$744,819	$446,014	$978,098	$87,461	$32,258	$196
Acquisitions	824,277	7,804,207	6,792	3,669,366	414,823	529,261	662,293	75,041	55,792	22,386
Annuities	435,462	1,175,690	103,314	7,497,370	68,319	507,229	390,788	57,201	84,996	—
Stable Value Products	2,347	—	—	2,769,510	—	145,150	81,256	4,556	2,557	—
Asset Protection	46,606	53,987	517,274	1,645	170,898	21,650	88,257	22,607	154,831	161,387
Corporate and Other	1,612	78,002	1,851	50,113	21,361	104,140	21,528	2,654	131,136	21,107
Total	$3,223,220	$20,867,727	$1,218,258	$14,262,874	$1,420,220	$1,753,444	$2,222,220	$249,520	$461,570	$205,076

(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2) Excludes Life Insurance

SCHEDULE IV - REINSURANCE

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

			Assumed			Percentage of
		Ceded to	from			Amount
	Gross	Other	Other	Net		Assumed to
	Amount	Companies	Companies	Amount		Net
	(Dollars In Thousands)
For The Year Ended December 31, 2013:
Life insurance in-force	$726,697,151	$416,809,287	$46,752,176	$356,640,040		13.1%
Premiums and policy fees:
Life insurance	2,371,871	1,299,631	306,921	1,379,161	(1)	22.3
Accident/health insurance	45,262	20,011	24,291	49,542		49.0
Property and liability insurance	211,000	67,796	7,978	151,182		5.3
Total	$2,628,133	$1,387,438	$339,190	$1,579,885
For The Year Ended December 31, 2012:
Life insurance in-force	$706,415,969	$444,950,866	$30,470,432	$291,935,535		10.4%
Premiums and policy fees:
Life insurance	2,226,614	1,228,444	281,711	1,279,881	(1)	22.0
Accident/health insurance	38,873	12,065	29,413	56,221		52.3
Property and liability insurance	216,014	69,589	6,765	153,190		4.4
Total	$2,481,501	$1,310,098	$317,889	$1,489,292
For The Year Ended December 31, 2011:
Life insurance in-force	$728,670,260	$469,530,487	$32,812,882	$291,952,655		11.2%
Premiums and policy fees:
Life insurance	2,245,359	1,278,273	248,467	1,215,553	(1)	20.4
Accident/health insurance	43,161	14,415	21,719	50,465		43.0
Property and liability insurance	219,267	71,225	6,160	154,202		4.0
Total	$2,507,787	$1,363,913	$276,346	$1,420,220

(1)Includes annuity policy fees of $88.7 million, $103.8 million, and $74.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
	Balance	Charged to	Charges		Balance
	at beginning	costs and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
	(Dollars In Thousands)
2013
Allowance for losses on commercial mortgage loans	$2,875	$7,093	$—	$(6,838)	$3,130
2012
Allowance for losses on commercial mortgage loans	$4,975	$6,240	$—	$(8,340)	$2,875
2011
Allowance for losses on commercial mortgage loans	$11,650	$9,603	$—	$(16,278)	$4,975