Form 10-K/A
period 2013-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2014-03-26
CIK 310826

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

EXPLANATORY NOTE

This Amendment No. 1 to the Protective Life Insurance Company (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is being filed for the purpose of including the signatures of the Independent Registered Public Accounting Firm in Part II, Item 8, The Report of Independent Registered Public Accounting Firm, and in Part IV, Item 15, Exhibit 23, Consent of Independent Registered Public Accounting Firm, which were inadvertently omitted from the original filing.  For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.  Any reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 shall refer to this amended Annual Report.

No other revisions or amendments have been made to the Annual Report. This Amendment No. 1 to the Annual Report does not otherwise update information in the Annual Report to reflect facts or events occurring subsequent to the original filing of the Annual Report.

2

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
March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	March 26, 2014
JOHN D. JOHNS	and Chief Excecutive Officer
(Principal Executive Officer)
and Director

/s/ Richard J. Bielen	Vice Chairman and	March 26, 2014
RICH BIELEN	Chief Financial Officer
(Principal Executive Officer)

/s/ Carl S. Thigpen	Executive Vice President	March 26, 2014
CARL S. THIGPEN	Chief Investment Officer
and a Director

/s/ Steven G. Walker	Senior Vice President	March 26, 2014
STEVEN G. WALKER	Chief Accounting Officer and
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