Form 10-Q
period 2014-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2014-08-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of August 1, 2014:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$848,183	$752,752	$1,660,506	$1,475,952
Reinsurance ceded	(348,255)	(396,777)	(681,761)	(722,617)
Net of reinsurance ceded	499,928	355,975	978,745	753,335
Net investment income	525,576	447,064	1,039,613	886,076
Realized investment gains (losses):
Derivative financial instruments	(36,620)	66,591	(76,194)	70,198
All other investments	80,466	(110,227)	152,612	(114,473)
Other-than-temporary impairment losses	(461)	(1,789)	(884)	(3,129)
Portion recognized in other comprehensive income (before taxes)	(999)	(2,211)	(2,167)	(5,455)
Net impairment losses recognized in earnings	(1,460)	(4,000)	(3,051)	(8,584)
Other income	71,296	60,638	136,810	115,072
Total revenues	1,139,186	816,041	2,228,535	1,701,624
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2014 - $327,836; 2013 - $371,758; six months: 2014 - $631,972; 2013 - $678,336)	746,641	555,894	1,474,069	1,136,870
Amortization of deferred policy acquisition costs and value of business acquired	60,173	49,688	126,055	99,727
Other operating expenses, net of reinsurance ceded: (three months: 2014 - $47,201; 2013 - $51,018; six months: 2014 - $91,593; 2013 - $92,764)	159,757	131,532	304,185	276,286
Total benefits and expenses	966,571	737,114	1,904,309	1,512,883
Income before income tax	172,615	78,927	324,226	188,741
Income tax expense	56,572	25,923	105,634	61,859
Net income	$116,043	$53,004	$218,592	$126,882

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Net income	$116,043	$53,004	$218,592	$126,882
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2014 - $216,327; 2013 - $(419,820); six months: 2014 - $475,730; 2013 - $(496,154))	401,752	(779,665)	883,499	(921,427)
Reclassification adjustment for investment amounts included in net income, net of income tax : (three months: 2014 - $(6,558); 2013 - $(6,180); six months: 2014 - $(8,581); 2013 - $(8,880))	(12,180)	(11,478)	(15,936)	(16,493)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months 2014 - $(571); 2013 - $(1,293); six months: 2014 - $1,858; 2013 - $2,926)	(1,061)	(2,402)	3,450	5,435
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2014 - $(325); 2013 - $(1,606); six months: 2014 - $(9); 2013 - $(63))	(604)	(2,983)	(17)	(117)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2014 - $214; 2013 - $203; six months: 2014 - $449; 2013 - $377)	399	377	835	700
Total other comprehensive income (loss)	388,306	(796,151)	871,831	(931,902)
Total comprehensive income (loss)	$504,349	$(743,147)	$1,090,423	$(805,020)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2014 - $34,223,302; 2013 - $33,641,823)	$37,145,022	$34,797,757
Fixed maturities, at amortized cost (fair value: 2014 - $451,382; 2013 - $335,676)	400,000	365,000
Equity securities, at fair value (cost: 2014- $726,884; 2013 - $632,652)	747,395	602,388
Mortgage loans (2014 and 2013 includes: $531,141 and $627,731 related to securitizations)	5,294,729	5,493,492
Investment real estate, net of accumulated depreciation (2014 - $1,093; 2013 - $937)	16,717	16,873
Policy loans	1,778,379	1,815,744
Other long-term investments	419,553	424,482
Short-term investments	207,545	133,024
Total investments	46,009,340	43,648,760
Cash	250,900	345,579
Accrued investment income	483,770	461,838
Accounts and premiums receivable, net of allowance for uncollectible amounts (2014 - $4,255; 2013 - $4,211)	94,981	101,324
Reinsurance receivables	5,952,461	6,008,010
Deferred policy acquisition costs and value of business acquired	3,163,200	3,476,621
Goodwill	79,126	80,675
Property and equipment, net of accumulated depreciation (2014 - $113,407; 2013 - $110,080)	52,177	51,071
Other assets	471,159	506,983
Income tax receivable	—	12,399
Assets related to separate accounts
Variable annuity	13,304,455	12,791,438
Variable universal life	823,747	783,618
Total assets	$70,685,316	$68,268,316

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,822,655	$29,771,958
Unearned premiums	1,533,145	1,500,394
Total policy liabilities and accruals	31,355,800	31,272,352
Stable value product account balances	2,435,995	2,559,552
Annuity account balances	11,071,468	11,125,253
Other policyholders’ funds	1,400,817	1,214,380
Other liabilities	1,145,941	944,429
Income tax payable	74,340	—
Deferred income taxes	1,496,988	1,041,420
Non-recourse funding obligations	1,524,426	1,495,448
Repurchase program borrowings	420,490	350,000
Liabilities related to separate accounts
Variable annuity	13,304,455	12,791,438
Variable universal life	823,747	783,618
Total liabilities	65,054,467	63,577,890
Commitments and contingencies - Note 10
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2014 and 2013 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,433,258	1,433,258
Retained earnings	2,781,792	2,713,200
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2014 - $757,702; 2013 - $290,553)	1,407,161	539,598
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $2,183; 2013 - $325)	4,053	603
Accumulated loss - derivatives, net of income tax: (2014 - $(226); 2013 - $(666))	(417)	(1,235)
Total shareowner’s equity	5,630,849	4,690,426
Total liabilities and shareowner’s equity	$70,685,316	$68,268,316

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings	Income	Equity
	(Dollars In Thousands)
Balance, December 31, 2013	$2	$5,000	$1,433,258	$2,713,200	$538,966	$4,690,426
Net income for the six months ended June 30, 2014				218,592		218,592
Other comprehensive income					871,831	871,831
Comprehensive income for the six months ended June 30, 2014						1,090,423
Dividends to the parent company				(150,000)		(150,000)
Balance, June 30, 2014	$2	$5,000	$1,433,258	$2,781,792	$1,410,797	$5,630,849

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2014	2013
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$218,592	$126,882
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(73,367)	52,859
Amortization of deferred policy acquisition costs and value of business acquired	126,055	99,727
Capitalization of deferred policy acquisition costs	(139,022)	(167,634)
Depreciation expense	3,607	4,315
Deferred income tax	(12,359)	60,062
Accrued income tax	86,739	58,688
Interest credited to universal life and investment products	422,306	448,223
Policy fees assessed on universal life and investment products	(481,402)	(442,576)
Change in reinsurance receivables	55,549	1,813
Change in accrued investment income and other receivables	(11,271)	(38,973)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	79,518	62,585
Trading securities:
Maturities and principal reductions of investments	47,888	101,838
Sale of investments	112,473	167,872
Cost of investments acquired	(75,742)	(245,520)
Other net change in trading securities	(52,325)	13,544
Change in other liabilities	147,324	(14,797)
Other income - gains on repurchase of non-recourse funding obligations	(1,500)	(1,250)
Other, net	(77,296)	(24,957)
Net cash provided by operating activities	375,767	262,701
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	656,492	489,364
Sale of investments, available-for-sale	791,811	1,340,066
Cost of investments acquired, available-for-sale	(2,072,191)	(2,682,496)
Change in investments, held-to-maturity	(35,000)	(35,000)
Mortgage loans:
New lendings	(351,505)	(171,997)
Repayments	547,698	345,704
Change in investment real estate, net	156	67
Change in policy loans, net	37,365	9,611
Change in other long-term investments, net	(73,334)	(156,213)
Change in short-term investments, net	(35,842)	17,662
Net unsettled security transactions	47,933	51,883
Purchase of property and equipment	(4,712)	(10,563)
Payments for business acquisitions	(906)	—
Net cash used in investing activities	(492,035)	(801,912)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	28,978	30,000
Repurchase program borrowings	70,490	190,000
Dividends paid to the parent company	(150,000)	(44,963)
Investment product deposits and change in universal life deposits	1,304,549	1,718,353
Investment product withdrawals	(1,232,428)	(1,492,901)
Net cash provided by financing activities	21,589	400,489
Change in cash	(94,679)	(138,722)
Cash at beginning of period	345,579	269,582
Cash at end of period	$250,900	$130,860

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The year-end consolidated condensed financial data was derived from audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2014.

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2014-08 — Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent “strategic shifts” that will have a major effect on an entity’s operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company is reviewing the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.

ASU No. 2014-09 — Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update is effective for annual and interim periods beginning after December 15, 2016. The Company is reviewing is reviewing its policies and processes to ensure compliance with the requirements in this Update.

ASU No. 2014-11 — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update will not impact the Company’s financial position or results of operations. The Company is reviewing its policies and processes to ensure compliance with the additional disclosure requirements in this Update.

3.                                      SIGNIFICANT ACQUISITIONS

On October 1, 2013 the Company completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), the Company acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed PLC to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004.

The MONY acquisition was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. During the current quarter as a result of new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded certain measurement period adjustments to fixed maturities, mortgage loans, cash, accounts and premiums receivable, VOBA, other assets, deferred income taxes, future policy benefits and claims, other policyholders’ funds, and other liabilities. These were customary adjustments that occurred during the normal course of reviewing and integrating the MONY acquisition. The net result on the amount of VOBA recorded by the Company in relation to the MONY acquisition was to decrease VOBA by approximately $14.0 million. This impact has been revised in the comparative consolidated balance sheet presented as of December 31, 2013. The Company has determined that the impact on amortization and other related amounts within the comparative interim and annual periods from that previously presented in the annual or interim consolidated condensed statements of income is immaterial. The amounts presented in the following table related to the MONY acquisition (presented as of the acquisition date of October 1, 2013) have been retrospectively revised for the aforementioned measurement period adjustments.

The following table summarizes the consideration paid for the acquisition and the determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
October 1, 2013
(Dollars In Thousands)
Assets
Fixed maturities, at fair value	$6,557,853
Equity securities, at fair value	108,413
Mortgage loans	830,415
Policy loans	967,534
Short-term investments	130,963
Total investments	8,595,178
Cash	216,164
Accrued investment income	114,695
Accounts and premiums receivable, net of allowance for uncollectible amounts	26,055
Reinsurance receivables	422,692
Value of business acquired	205,767
Other assets	5,104
Income tax receivables	21,197
Deferred income taxes	188,142
Separate account assets	195,452
Total assets	$9,990,446
Liabilities
Future policy benefits and claims	$7,645,969
Unearned premiums	3,066
Total policy liabilities and accruals	7,649,035
Annuity account balances	752,163
Other policyholders’ funds	636,448
Other liabilities	66,124
Non-recourse funding obligation	2,548
Separate account liabilities	195,344
Total liabilities	9,301,662
Net assets acquired	$688,784

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned acquisition was completed as of January 1, 2012:

	Unaudited
	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(Dollars In Thousands)
Revenue	$1,022,433	$2,128,520
Net income	$70,394	$150,908

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

Summarized financial information for the Closed Block as of December 31, 2013 and June 30, 2014 is as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other	$6,195,402	$6,261,819
Policyholder dividend obligation	328,872	190,494
Other liabilities	59,751	1,259
Total closed block liabilities	6,584,025	6,453,572
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,402,851	$4,109,142
Equity securities, available-for-sale, at fair value	5,369	5,223
Mortgage loans on real estate	512,800	601,959
Policy loans	787,348	802,013
Cash and other invested assets	70,954	140,577
Other assets	237,931	207,265
Total closed block assets	6,017,253	5,866,179
Excess of reported closed block liabilities over closed block assets	566,772	587,393
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of deferred tax benefit of $0 and $1,074 net of policyholder dividend obligation of $86,196 and $12,720	—	(1,994)
Future earnings to be recognized from closed block assets and closed block liabilities	$566,772	$585,399

Reconciliation of the policyholder dividend obligation from December 31, 2013 through June 30, 2014 is as follows:

For The
Six Months Ended
June 30, 2014
(Dollars In Thousands)
Policyholder dividend obligation, at December 31, 2013	$190,494
Applicable to net revenue (losses)	(6,951)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	145,329
Policyholder dividend obligation, end of period	$328,872

Closed Block revenues and expenses were as follows:

	For The	For The
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(Dollars In Thousands)
Revenues
Premiums and other income	$53,073	$102,846
Net investment income	60,416	112,623
Net investment gains	1,086	6,105
Total revenues	114,575	221,574
Benefits and other deduction
Benefits and settlement expense	103,209	199,535
Other operating expense	383	90
Total benefits and other deductions	103,592	199,625
Net revenues before income taxes	10,983	21,949
Income tax expense	3,844	7,682
Net revenues	$7,139	$14,267

5.                                      PROPOSED DAI-ICHI MERGER

On June 3, 2014, PLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi”) and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi which provides for the merger of DL Investment (Delaware), Inc. with and into PLC (the “Merger”), with PLC surviving the Merger as a wholly owned subsidiary of Dai-ichi.

PLC’s Board of Directors unanimously (1) determined that the Merger and the other transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of, PLC and its shareowners, (2) approved the execution, delivery and performance of the Merger Agreement by PLC and the consummation of the Merger and the other transactions contemplated by the Merger Agreement, and (3) resolved to recommend the approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement by the shareowners of PLC. The Board of Directors received an opinion as to the fairness of the Merger consideration to be received by the shareowners of PLC from its financial advisor, Morgan Stanley & Co. LLC related to the terms of the Merger Agreement.

If the proposed Merger is completed, at the effective time of the Merger (the “Effective Time”), each share of PLC’s common stock, par value $0.50 per share, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $70 in cash, without interest (the “Per Share Merger Consideration”). Shares of common stock held by Dai-ichi or PLC or their respective direct or indirect wholly owned subsidiaries will not be entitled to receive the Merger Consideration.

Shareowners of PLC will be asked to vote on the adoption of the Merger Agreement and the Merger at a special shareowners meeting that will be held on a date to be announced. Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of PLC’s common stock (the “Shareowner Approval”), (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Dai-ichi and its affiliates, (3) the receipt of certain insurance regulatory approvals, (4) the absence of any laws that have been adopted or promulgated, or any order, injunction, decision or decree issued or remaining in effect, that would prohibit the Merger or make the Merger illegal, and (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.

The Merger Agreement contains representations and warranties customary for transactions of this type. PLC has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, not to engage in certain kinds of transactions during this period, and to convene and hold a meeting of its shareowners for the purpose of obtaining the Shareowners Approval.

In addition, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by February 28, 2015, which date is extended until April 30, 2015 in the event of delays in obtaining regulatory approval.

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Fixed maturities	$20,198	$19,292	$27,568	$31,590
Equity securities	—	2,366	—	2,367
Impairments on fixed maturity securities	(1,460)	(2,910)	(3,051)	(6,497)
Impairments on equity securities	—	(1,090)	—	(2,087)
Modco trading portfolio	60,989	(126,694)	127,292	(142,022)
Other investments	(721)	(5,191)	(2,248)	(6,408)
Total realized gains (losses) - investments	$79,006	$(114,227)	$149,561	$(123,057)

For the three and six months ended June 30, 2014, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $20.4 million and $28.1 million and gross realized losses were $1.6 million and $3.4 million, including $1.4 million and $2.9 million of impairment losses, respectively.

For the three and six months ended June 30, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.9 million and $36.8 million and gross realized losses were $6.1 million and $11.0 million, including $3.8 million and $8.2 million of impairment losses, respectively.

For the three and six months ended June 30, 2014, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $306.3 million and $571.0 million, respectively. The gain realized on the sale of these securities was $20.4 million and $28.1 million, respectively.

For the three and six months ended June 30, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $409.9 million and $797.7 million, respectively. The gain realized on the sale of these securities was $23.9 million and $36.8 million, respectively.

For the three and six months ended June 30, 2014, the Company sold or otherwise disposed of securities in an unrealized loss position with a fair value (proceeds) of $1.6 million and $4.4 million, respectively. The losses realized on the sale of these securities were $0.2 million and $0.5 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

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

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2014
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,397,893	$50,797	$(13,952)	$1,434,738	$6,318
Commercial mortgage-backed securities	1,039,299	52,339	(4,023)	1,087,615	—
Other asset-backed securities	878,416	20,116	(32,847)	865,685	(82)
U.S. government-related securities	1,544,310	46,206	(21,785)	1,568,731	—
Other government-related securities	19,179	3,035	—	22,214	—
States, municipals, and political subdivisions	1,372,418	234,104	(3,673)	1,602,849	—
Corporate bonds	25,117,098	2,670,580	(79,177)	27,708,501	—
	31,368,613	3,077,177	(155,457)	34,290,333	6,236
Equity securities	703,165	34,556	(14,045)	723,676	—
Short-term investments	116,432	—	—	116,432	—
	$32,188,210	$3,111,733	$(169,502)	$35,130,441	$6,236
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,349	$34,255	$(24,536)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,623,681	1,509,546	(391,813)	25,741,414	—
	30,843,333	1,723,906	(567,972)	31,999,267	928
Equity securities	611,473	6,068	(36,332)	581,209	—
Short-term investments	80,582	—	—	80,582	—
	$31,535,388	$1,729,974	$(604,304)	$32,661,058	$928

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2014 and December 31, 2013, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2014
Fixed maturities:
Other	$400,000	$51,382	$—	$451,382	$—
	$400,000	$51,382	$—	$451,382	$—
2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—
	$365,000	$—	$(29,324)	$335,676	$—

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had no gross unrecognized holding losses for the period ended June 30, 2014 and $29.3 million for the year ended December 31, 2013. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information

As of June 30, 2014 and December 31, 2013, the Company had an additional $2.9 billion and $2.8 billion of fixed maturities, $23.7 million and $21.2 million of equity securities, and $91.1 million and $52.4 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2014, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$438,141	$448,757	$—	$—
Due after one year through five years	6,016,914	6,420,994	—	—
Due after five years through ten years	8,638,819	9,161,416	—	—
Due after ten years	16,274,739	18,259,166	400,000	451,382
	$31,368,613	$34,290,333	$400,000	$451,382

During the three and six months ended June 30, 2014, the Company recorded pre-tax other-than-temporary impairments of investments of $0.5 million and $0.9 million, all of which related to fixed maturities, respectively. Credit impairments recorded in earnings during the three and six months ended June 30, 2014 were $1.5 million and $3.1 million, respectively. During the three and six months ended June 30, 2014, $1.0 million and $2.2 million of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses, respectively. For the three and six months ended June 30, 2014, there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

During the three and six months ended June 30, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $1.8 million and $3.1 million, of which $0.7 million and $1.0 million related to debt securities and $1.1 million and $2.1 million related to equity securities, respectively. Credit impairments recorded in earnings during the three and six months ended June 30, 2013, were $4.0 million and $8.6 million, respectively. During the three and six months ended June 30, 2013, $2.2 million and $5.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. For the three and six months ended June 30, 2013, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Beginning balance	$20,792	$62,914	$41,674	$121,237
Additions for newly impaired securities	—	618	—	1,615
Additions for previously impaired securities	553	1,568	1,027	3,054
Reductions for previously impaired securities due to a change in expected cash flows	(3,407)	(6,049)	(24,763)	(66,855)
Reductions for previously impaired securities that were sold in the current period	—	(7,237)	—	(7,237)
Ending balance	$17,938	$51,814	$17,938	$51,814

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$144,650	$(10,084)	$94,687	$(3,868)	$239,337	$(13,952)
Commercial mortgage-backed securities	37,107	(353)	126,051	(3,670)	163,158	(4,023)
Other asset-backed securities	121,233	(6,982)	524,614	(25,865)	645,847	(32,847)
U.S. government-related securities	344,815	(7,321)	314,356	(14,464)	659,171	(21,785)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	20,152	(1,641)	22,254	(2,032)	42,406	(3,673)
Corporate bonds	815,085	(24,078)	1,447,963	(55,099)	2,263,048	(79,177)
Equities	105,413	(3,741)	76,867	(10,304)	182,280	(14,045)
	$1,588,455	$(54,200)	$2,606,792	$(115,302)	$4,195,247	$(169,502)

RMBS have a gross unrealized loss greater than twelve months of $3.9 million as of June 30, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS have a gross unrealized loss greater than twelve months of $3.7 million as of June 30, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $25.9 million as of June 30, 2014. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The U.S. government-related category has gross unrealized losses greater than twelve months of $14.5 million as of June 30, 2014. These declines were entirely related to changes in interest rates.

The corporate bonds category has gross unrealized losses greater than twelve months of $55.1 million as of June 30, 2014. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $10.3 million as of June 30, 2014. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

As of June 30, 2014, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $334.5 million of securities which were rated below investment grade. Approximately $816.8 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Fixed maturities	$519,488	$(852,157)	$1,147,761	$(1,019,682)
Equity securities	14,591	(8,391)	33,004	(4,602)

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or Codification”) (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”).  If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was classified as a VIE as of June 30, 2014 and December 31, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the holding company (“PLC”) has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2014, no payments have been made or required related to this guarantee.

7.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2014, the Company’s mortgage loan holdings were approximately $5.3 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $43.7 million would become due for the remainder of 2014, $1.1 billion in 2015 through 2019, $501.4 million in 2020 through 2024, and $130.5 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2014 and December 31, 2013, approximately $613.8 million and $666.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2014 and 2013, the Company recognized $2.8 million, $5.8 million, $5.8 million, and $9.2 million, respectively, of participating mortgage loan income.

As of June 30, 2014, approximately $5.9 million, or 0.01%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter included acceptance of assets in satisfaction of principal, and were the result of agreements between the creditor and the debtor. During the three and six month periods ending June 30, 2014, the Company accepted assets of $15.1 million in satisfaction of $16.0 million of principal resulting in a $0.9 million decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loan losses. No loans classified as troubled debt restructurings remained on the Company’s balance sheet as of June 30, 2014.

The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of June 30, 2014, $3.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the six months ended June 30, 2014. The Company did not foreclose on any loans during the six months ended June 30, 2014.

As of June 30, 2014, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2014. The Company did not foreclose on any loans during the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the Company had an allowance for mortgage loan credit losses of $4.3 million and $3.1 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Beginning balance	$3,130	$2,875
Charge offs	—	(6,838)
Recoveries	(1,075)	(1,016)
Provision	2,225	8,109
Ending balance	$4,280	$3,130

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of June 30, 2014.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$24,562	$—	$5,908	$30,470
Number of delinquent commercial mortgage loans	9	—	4	13

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to 90 days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of June 30, 2014 and December 31, 2013:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2014
Commercial mortgage loans:
With no related allowance recorded	$5,275	$5,254	$—	$1,758	$64	$43
With an allowance recorded	23,754	23,738	4,280	3,959	314	314
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304

8.                                      GOODWILL

During the six months ended June 30, 2014, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2014 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2014, the Company had an aggregate goodwill balance of $79.1 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2013, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2014, no events occurred which indicate an impairment was required or which would invalidate the previous results of the Company’s impairment assessment.

9.                                      DEBT AND OTHER OBLIGATIONS

The Company and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company did not have an outstanding balance under the Credit Facility as of June 30, 2014. PLC had an outstanding balance of $345.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of June 30, 2014.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2014. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial insurance company, had $575 million of non-recourse funding obligations outstanding as of June 30, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2014, securities related to $176.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $253.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of June 30, 2014, no payments have been made under these agreements.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2014, the principal balance of the Red Mountain note was $400 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of June 30, 2014, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $400 million outstanding non-recourse funding obligation as of June 30, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of June 30, 2014, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(1)	$800,000	2037	7.86%
Golden Gate II Captive Insurance Company	321,900	2052	1.12%
Golden Gate V Vermont Captive Insurance Company(1)	400,000	2037	6.25%
MONY Life Insurance Company(1)	2,526	2024	6.63%
Total	$1,524,426

(1)  Fixed rate obligations

During the six months ended June 30, 2014, the Company repurchased $6.0 million of its outstanding non-recourse funding obligations, at a discount, all of which was purchased in the current quarter. The repurchased resulted in a $1.5 million pre-tax gain for the Company. For the six months ended June 30, 2013, the Company repurchased $5.0 million of its outstanding non-recourse funding obligations, at a discount. The repurchase resulted in a $1.3 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated condensed statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. On June 25, 2014, the Company entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $915 million as of June 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. The Company has entered into certain support agreements with Golden Gate III obligating the Company to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by the Company to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of June 30, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the second quarter of 2014 and was $730 million as of June 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of June 30, 2014, no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2014, the fair value of securities pledged under the repurchase program was $476.3 million and the repurchase obligation of $420.5 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 11 basis points). During the six months ended June 30, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $510.2 million (at an average borrowing rate of 10 basis points) during the six months ended June 30, 2014. As of December 31, 2013, the Company had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

10.          COMMITMENTS AND CONTINGENCIES

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

Through the acquisition of MONY by the Company certain income tax credit carryforwards, which arose in MONY’s pre-acquisition tax years, transferred to the Company. This transfer was in accordance with the applicable rules of the Internal Revenue Code and the related Regulations. In spite of this transfer, AXA, the former parent of the consolidated income tax return group in which MONY was a member, retains the right to utilize these credits in the future to offset future increases in its 2010 through 2013 tax liabilities. The Company had determined that, based on all information known as of the acquisition date and through the March 31, 2014 reporting date, it was probable that a loss of the utilization of these carryforwards had been incurred. Due to indemnification received from AXA during the quarter ending June 30, 2014, the probability of loss of these carryforwards has been eliminated. Accordingly, in the table summarizing the fair value of net assets acquired from the Acquisition, the amount of the deferred tax asset from the credit carryforwards is no longer offset by a liability.

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

Certain of the Company’s subsidiaries have received notice that they are subject to a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found.  It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

11.                               STOCK-BASED COMPENSATION

During the six months ended June 30, 2014, 203,295 performance shares with an estimated fair value of $10.5 million were awarded. The criteria for payment of the 2014 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.5%, no award is earned. If PLC’s ROE is at or above 12.0%, the award maximum is earned. Awards are paid in shares of PLC’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 98,700 restricted stock units for the six months ended June 30, 2014. These awards had a total fair value at grant date of $5.1 million. Approximately half of these restricted stock units vest after three years from the grant date and the remainder vest after four years.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2013	$23.08	1,305,101
SARs granted	—	—
SARs exercised / forfeited	26.43	(62,167)
Balance at June 30, 2014	$22.91	1,242,934

PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the six months ended June 30, 2014.

12.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,453	$2,708	$4,906	$5,416
Interest cost on projected benefit obligation	2,993	2,553	5,986	5,106
Expected return on plan assets	(3,065)	(2,759)	(6,130)	(5,518)
Amortization of prior service cost/(credit)	(95)	(95)	(190)	(190)
Amortization of actuarial losses	1,897	2,729	3,794	5,458
Total benefit cost	$4,183	$5,136	$8,366	$10,272

During the six months ended June 30, 2014, PLC contributed $2.3 million to its defined benefit pension plan for the 2013 plan year and $3.1 million for the 2014 plan year. During July of 2014, PLC contributed $3.1 million to the defined benefit pension plan for the 2014 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the six months ended June 30, 2014, was immaterial to PLC’s financial statements.

13.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2014 and December 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$540,201	$(1,235)	$538,966
Other comprehensive income (loss) before reclassifications	883,499	(17)	883,482
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,450	—	3,450
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(15,936)	835	(15,101)
Net current-period other comprehensive income (loss)	871,013	818	871,831
Ending Balance, June 30, 2014	$1,411,214	$(417)	$1,410,797

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $198.1 million and $413.4 million as of December 31, 2013 and June 30, 2014, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(1,250,416)	734	(1,249,682)
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,594)	1,527	(27,067)
Net current-period other comprehensive income (loss)	(1,274,419)	2,261	(1,272,158)
Ending Balance, December 31, 2013	$540,201	$(1,235)	$538,966

(1) See Reclassification table below for details.

(2) These balances were offset by the impact of DAC and VOBA by $204.9 million and $198.1 million as of December 31, 2012 and 2013, respectively.

The following table summarizes the reclassifications amounts out of AOCI for the three months ended June 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Three Months Ended June 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(614)	Benefits and settlement expenses, net of reinsurance ceded
	(614)	Total before tax
	215	Tax (expense) or benefit
	$(399)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$20,198	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(1,460)	Net impairment losses recognized in earnings
	18,738	Total before tax
	(6,558)	Tax (expense) or benefit
	$12,180	Net of tax

(1) See Note 15, Derivative Financial Instruments, for additional information.

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

(1) See Note 15, Derivative Financial Instruments, for additional information.

The following table summarizes the reclassifications amounts out of AOCI for the six months ended June 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Six Months Ended June 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,284)	Benefits and settlement expenses, net of reinsurance ceded
	(1,284)	Total before tax
	449	Tax (expense) or benefit
	$(835)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$27,568	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,051)	Net impairment losses recognized in earnings
	24,517	Total before tax
	(8,581)	Tax (expense) or benefit
	$15,936	Net of tax

(1) See Note 15, Derivative Financial Instruments, for additional information.

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

(1) See Note 15, Derivative Financial Instruments, for additional information.

14.                               INCOME TAXES

In the IRS audit that concluded in 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. If the IRS prevails at Appeals, and the Company does not litigate these issues, an acceleration of tax payments will occur. However, such accelerated payments would not materially impact the Company or its effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
Balance, beginning of period	$85,846	$74,335
Additions for tax positions of the current year	948	7,464
Additions for tax positions of prior years	36,068	6,787
Reductions of tax positions of prior years:
Changes in judgment	(10,548)	(2,740)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$112,314	$85,846

The Company believes that it is possible that in the next 12 months approximately $7.5 million of these unrecognized tax benefits will be reduced due to the expected closure of the aforementioned Appeals process. In general, this closure would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on the remaining issues. Regarding the amounts reported above for the six months ended June 30, 2014 and the twelve months ended December 31, 2013, discussions with the IRS during these periods, which related to their ongoing examination of tax years 2008 through 2011, prompted the Company to contemporaneously revise upward its measurement of unrecognized tax benefits. These revisions included increasing prior determinations of amounts accrued for in earlier years as well as reducing some previously accrued amounts. These changes were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate.

Subsequent to June 30, 2014, the Internal Revenue Service issued guidance related to the tax method of accounting for hedges of guaranteed benefits on variable annuity contracts. The Company has issued contracts that provide such benefits. It has treated the derivatives that economically hedge the risk associated with such contracts as tax hedges.

There are several uncertainties regarding the provisions of this guidance. Examples include its effective date and its scope. Therefore, it is uncertain at this time whether this guidance will be applicable to the Company and whether it will adopt this guidance’s prescribed methodology. Consequently, the Company currently believes that the amounts of unrecognized tax benefits that relate to this issue and that are disclosed above are appropriate.

The Company used its estimate of its annual 2014 and 2013 income in computing its effective income tax rates for the three and six months ended June 30, 2014 and 2013. The effective tax rates for the three and six months ended June 30, 2014 were 32.8% and 32.6%, respectively, and 32.8% and 32.8% for the three and six months ended June 30, 2013, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2014.

15.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,434,728	$10	$1,434,738
Commercial mortgage-backed securities	—	1,087,615	—	1,087,615
Other asset-backed securities	—	297,588	568,097	865,685
U.S. government-related securities	1,295,535	273,196	—	1,568,731
State, municipalities, and political subdivisions	—	1,599,174	3,675	1,602,849
Other government-related securities	—	22,214	—	22,214
Corporate bonds	132	26,184,072	1,524,297	27,708,501
Total fixed maturity securities - available-for-sale	1,295,667	30,898,587	2,096,079	34,290,333

Fixed maturity securities - trading
Residential mortgage-backed securities	—	298,684	842	299,526
Commercial mortgage-backed securities	—	159,899	—	159,899
Other asset-backed securities	—	95,012	176,386	271,398
U.S. government-related securities	212,167	4,948	—	217,115
State, municipalities, and political subdivisions	—	281,182	—	281,182
Other government-related securities	—	56,142	—	56,142
Corporate bonds	—	1,537,907	31,520	1,569,427
Total fixed maturity securities - trading	212,167	2,433,774	208,748	2,854,689
Total fixed maturity securities	1,507,834	33,332,361	2,304,827	37,145,022
Equity securities	581,117	88,396	77,882	747,395
Other long-term investments (1)	78,391	64,075	67,222	209,688
Short-term investments	201,364	6,181	—	207,545
Total investments	2,368,706	33,491,013	2,449,931	38,309,650
Cash	250,900	—	—	250,900
Assets related to separate accounts
Variable annuity	13,304,455	—	—	13,304,455
Variable universal life	823,747	—	—	823,747
Total assets measured at fair value on a recurring basis	$16,747,808	$33,491,013	$2,449,931	$52,688,752

Liabilities:
Annuity account balances(2)	$—	$—	$102,456	$102,456
Other liabilities (1)	36,608	114,466	399,669	550,743
Total liabilities measured at fair value on a recurring basis	$36,608	$114,466	$502,125	$653,199

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2014.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2014, the Company held $3.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2014, the Company held $745.3 million of Level 3 ABS, which included $568.1 million of other asset-backed securities classified as available-for-sale and $177.2 million of other asset-backed classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and other government related securities

As of June 30, 2014, the Company classified approximately $30.0 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of June 30, 2014, the Company classified approximately $1.6 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of June 30, 2014, the Company held approximately $166.3 million of equity securities classified as Level 2 and Level 3. Of this total, $66.4 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 16, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2014, 75.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)—Derivative financial instruments”. Refer to Note 16, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

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

The balance of the fixed indexed annuities (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period.  The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2008 VBT Primary Tables modified for company experience, with attained age factors varying from 37% - 74%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

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

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations.  The fair value of these derivatives as of June 30, 2014 was $2.1 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 16, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of zero as of June 30, 2014. The assessment of required payments from PLC under the Interest Support Agreement occurs annually. As of June 30, 2014, no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of June 30, 2014 was $1.6 million. As of June 30, 2014, no payments have been triggered under this agreement.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds.  The derivatives are valued using an internal discounted cash flow model.  The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.  The fair value of the portfolio maintenance agreements as of June 30, 2014, was approximately $0.5 million. As of June 30, 2014, no payments have been triggered under this agreement.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement, as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2014, was a liability of $50.1 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2014, ranged from a one month rate of 0.26%, a 5 year rate of 2.24%, and a 30 year rate of 4.24%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	June 30, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$567,480	Discounted cash flow	Liquidity premium	0.15% - 1.49% (0.57%)
			Paydown rate	9.04% - 20.69% (12.44%)
Corporate bonds	1,461,997	Discounted cash flow	Spread over treasury	0.06% - 6.90% (1.88%)
Embedded derivatives - GMWB(1)	53,447	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.11% - 0.90%
Liabilities:
Annuity account balances(2)	$102,456	Actuarial cash flow model	Asset earned rate	5.37%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.11% - 0.90%
Embedded derivative - FIA	69,615	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.90%
Embedded derivative - IUL	610	Actuarial cash flow model	Mortality	37% - 74% of 2008 VBT Primary Tables
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.90%

(1)The fair value for the GMWB embedded derivative is presented as a net asset. Excludes modified coinsurance agreements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of June 30, 2014, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $262.5 million of financial instruments being classified as Level 3 as of June 30, 2014. Of the $262.5 million, $177.9 million are other asset backed securities, $73.9 million are corporate bonds, and $10.7 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2014, the Company held $90.8 million of financial instruments where book value approximates fair value.  Of the $90.8 million, $67.2 million represents equity securities, which are predominantly FHLB stock, $19.9 million represents corporate bonds, and $3.7 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2013	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$545,808	Discounted cash flow	Liquidity premium	1.00% - 1.68% (1.08%)
			Paydown rate	8.57% - 16.87% (12.05%)
Corporate bonds	1,555,898	Discounted cash flow	Spread over treasury	0.11% - 6.75% (2.06%)
Embedded derivatives - GMWB(1)	156,287	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.15% - 1.06%
Liabilities:
Annuity account balances(2)	$107,000	Actuarial cash flow model	Asset earned rate	5.37%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on product/duration/funded status of guarantee
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.15% - 1.06%
Embedded derivative - FIA	25,324	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on product/duration/funded status of guarantee
			Nonperformance risk	0.15% - 1.06%

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

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increase when spreads decrease, and decrease when spreads increase.

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

The fair value of the FIA account balance liability is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA account balance liability is sensitive to the asset earned rate and required return on assets. The value of the liability increases with an increase in required return on assets and a decrease in the asset earned rate and conversely, the value of the liability decreases with a decrease in required return on assets and an increase in the asset earned rate.

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

The fair value of the IUL embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the IUL embedded derivative is sensitive to non-performance risk. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$17	$—	$—	$—	$—	$—	$(6)	$—	$—	$—	$(1)	$10	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	548,805	—	29,929	—	(104)	—	(9,534)	—	—	—	(999)	568,097	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities		—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,573,710	74	27,271	—	(2,250)	60,845	(65,172)	—	—	(67,478)	(2,703)	1,524,297	—
Total fixed maturity securities - available-for-sale	2,126,207	74	57,200	—	(2,354)	60,845	(74,712)	—	—	(67,478)	(3,703)	2,096,079	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	842	—	—	—	—	—	842	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,664	6,124	—	(2,686)	—	—	(21,883)	—	—	—	167	176,386	522
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	30,946	340	—	(40)	—	4,059	(5,047)	—	—	1,250	12	31,520	280
Total fixed maturity securities - trading	225,610	6,464	—	(2,726)	—	4,901	(26,930)	—	—	1,250	179	208,748	802
Total fixed maturity securities	2,351,817	6,538	57,200	(2,726)	(2,354)	65,746	(101,642)	—	—	(66,228)	(3,524)	2,304,827	802
Equity securities	77,591	—	965	—	—	—	(674)	—	—	—	—	77,882	—
Other long-term investments(1)	75,713	314	—	(8,805)	—	—	—	—	—	—	—	67,222	(8,491)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,505,121	6,852	58,165	(11,531)	(2,354)	65,746	(102,316)	—	—	(66,228)	(3,524)	2,449,931	(7,689)
Total assets measured at fair value on a recurring basis	$2,505,121	$6,852	$58,165	$(11,531)	$(2,354)	$65,746	$(102,316)	$—	$—	$(66,228)	$(3,524)	$2,449,931	$(7,689)

Liabilities:
Annuity account balances(2)	$105,593	$—	$—	$(1,714)	$—	$—	$—	$63	$4,914	—	$—	$102,456	$—
Other liabilities(1)	308,549	13	—	(91,133)	—	—	—	—	—	—	—	399,669	(91,120)
Total liabilities measured at fair value on a recurring basis	$414,142	$13	$—	$(92,847)	$—	$—	$—	$63	$4,914	$—	$—	$502,125	$(91,120)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2014, $1.3 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2014.

For the three months ended June 30, 2014, $67.5 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of June 30, 2014.

For the three months ended June 30, 2014, there were no transfers from Level 2 to Level 1.

For the three months ended June 30, 2014, there were no transfers from Level 1.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$—	$1	$(17)	$—	$—	$—	$(2)	$10	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	34,066	—	(1,233)	—	(9,794)	—	—	—	(750)	568,097	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,549,940	969	54,288	—	(7,265)	90,232	(103,039)	—	—	(55,293)	(5,535)	1,524,297	—
Total fixed maturity securities - available-for-sale	2,099,451	969	88,354	—	(8,498)	90,233	(112,850)	—	—	(55,293)	(6,287)	2,096,079	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	842	—	—	—	—	—	842	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	6,851	—	(3,114)	—	—	(22,695)	—	—	—	367	176,386	654
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	29,199	878	—	(53)	—	4,059	(5,110)	—	—	2,522	25	31,520	—
Total fixed maturity securities - trading	224,176	7,729	—	(3,167)	—	4,901	(27,805)	—	—	2,522	392	208,748	654
Total fixed maturity securities	2,323,627	8,698	88,354	(3,167)	(8,498)	95,134	(140,655)	—	—	(52,771)	(5,895)	2,304,827	654
Equity securities	67,979	—	1,192	—	(166)	9,551	(674)	—	—	—	—	77,882	—
Other long-term investments(1)	98,886	425	—	(32,089)	—	—	—	—	—	—	—	67,222	(31,664)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,490,492	9,123	89,546	(35,256)	(8,664)	104,685	(141,329)	—	—	(52,771)	(5,895)	2,449,931	(31,010)
Total assets measured at fair value on a recurring basis	$2,490,492	$9,123	$89,546	$(35,256)	$(8,664)	$104,685	$(141,329)	$—	$—	$(52,771)	$(5,895)	$2,449,931	$(31,010)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(3,123)	$—	$—	$—	$175	$7,842	$—	$—	$102,456	$—
Other liabilities(1)	233,738	25	—	(165,956)	—	—	—	—	—	—	—	399,669	(165,931)
Total liabilities measured at fair value on a recurring basis	$340,738	$25	$—	$(169,079)	$—	$—	$—	$175	$7,842	$—	$—	$502,125	$(165,931)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the six months ended June 30, 2014, $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2014. All transfers are recognized as of the end of the period.

For the six months ended June 30, 2014, $83.8 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were no longer available in previous periods but were priced by independent pricing services or brokers as of June 30, 2014.

For the six months ended June 30, 2014, there were no transfers from Level 2 to Level 1.

For the six months ended June 30, 2014, there were no transfers out of Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2014		December 31, 2013
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,294,729	$5,821,043	$5,493,492	$5,956,133
Policy loans	3	1,778,379	1,778,379	1,815,744	1,815,744
Fixed maturities, held-to-maturity(1)	3	400,000	451,382	365,000	335,676

Liabilities:
Stable value product account balances	3	$2,435,995	$2,456,141	$2,559,552	$2,566,209
Annuity account balances	3	11,071,468	10,665,435	11,125,253	10,639,637

Debt:
Non-recourse funding obligations(2)	3	$1,524,426	$1,593,615	$1,495,448	$1,272,425

Except as noted below, fair values were estimated using quoted market prices.

(1)             Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)             Of this carrying amount $400.0 million, fair value of $427.1 million, as of June 30, 2014, and $365.0 million, fair value of $321.5 million, as of December 31, 2013, relates to non-recourse funding obligations issued by Golden Gate V.

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

16.                               DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Related to Variable Annuity Contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held as of June 30, 2014.

•                  The Company uses equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. No volatility option positions were held as of June 30, 2014.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.  None of these positions were held as of June 30, 2014.

•                  The Company purchased interest rate caps to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. None of these positions were held as of June 30, 2014.

•                  The Company and certain of its subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•                  The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$6,548	$(7,654)	$10,798	$(24,138)
Equity futures - VA	(7,259)	(4,036)	(9,910)	(27,261)
Currency futures - VA	(2,887)	(112)	(4,165)	7,971
Variance swaps - VA	(823)	2,214	(2,673)	(8,219)
Equity options - VA	(20,949)	(8,131)	(33,290)	(36,537)
Interest rate swaptions - VA	(4,998)	1,639	(14,401)	(2,463)
Interest rate swaps - VA	45,169	(89,722)	102,537	(106,278)
Embedded derivative - GMWB	(13,147)	25,939	(40,462)	106,314
Funds withheld derivative	19,031	9,837	29,730	9,837
Total derivatives related to variable annuity contracts	20,685	(70,026)	38,164	(80,774)
Derivatives related to FIA contracts:
Embedded derivative- FIA	(8,307)	(41)	(6,574)	(41)
Equity futures- FIA	605	—	950	—
Volatility futures - FIA	8	—	8	—
Equity options- FIA	2,984	(19)	3,978	(19)
Total derivatives related to FIA contracts	(4,710)	(60)	(1,638)	(60)
Embedded derivative - Modco reinsurance treaties	(52,202)	144,998	(112,371)	161,773
Embedded derivative - IUL	(285)	—	(285)	—
Interest rate swaps	—	1,909	—	2,912
Derivatives with PLC(1)	33	(9,751)	138	(13,529)
Other derivatives	(141)	(479)	(202)	(124)
Total realized gains (losses) - derivatives	$(36,620)	$66,591	$(76,194)	$70,198

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Modco trading portfolio(1)	$60,989	$(126,694)	$127,292	$(142,022)

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2014
Inflation	$(929)	$(614)	$(165)
Total	$(929)	$(614)	$(165)

For The Six Months Ended June 30, 2014
Inflation	$(26)	$(1,284)	$(126)
Total	$(26)	$(1,284)	$(126)

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2013
Inflation	$(4,589)	$(580)	$(558)
Total	$(4,589)	$(580)	$(558)

For The Six Months Ended June 30, 2013
Inflation	$(180)	$(1,077)	$(190)
Total	$(180)	$(1,077)	$(190)

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2014		December 31, 2013
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	295,000	3,681	200,000	1,961
Derivatives with PLC(1)	1,489,606	2,131	1,464,164	1,993
Embedded derivative - Modco reinsurance treaties	30,105	1,226	80,376	1,517
Embedded derivative - GMWB	2,074,463	63,865	1,921,443	95,376
Interest rate futures	283,629	1,510	—	—
Equity futures	46,915	379	3,387	111
Currency futures	—	—	14,338	321
Equity options	2,051,427	120,586	1,376,205	78,277
Interest rate swaptions	625,000	15,890	625,000	30,291
Other	592	420	425	473
	$6,896,737	$209,688	$5,685,338	$210,320
Other liabilities
Cash flow hedges:
Inflation	$182,965	$624	$182,965	$1,865
Derivatives not designated as hedging instruments:
Interest rate swaps	1,180,000	59,968	1,230,000	153,322
Variance swaps	1,100	3,782	1,500	1,744
Embedded derivative - Modco reinsurance treaties	2,591,360	318,999	2,578,590	206,918
Funds withheld derivative	1,285,614	50,092	991,568	34,251
Embedded derivative - GMWB	621,178	10,445	104,180	1,496
Embedded derivative - FIA	527,698	69,615	244,424	25,324
Embedded derivative - IUL	1,057	610	—	—
Interest rate futures	71,714	37	322,902	5,221
Equity futures	102,891	1,443	164,595	6,595
Currency futures	138,916	2,364	118,008	840
Equity options	475,155	32,726	257,065	17,558
Other	358	38	230	27
	$7,180,006	$550,743	$6,196,027	$455,161

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.5 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

17.                 OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 9, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2014.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$142,090	$—	$142,090	$54,682	$23,039	$64,369
Embedded derivative - Modco reinsurance treaties	1,226	—	1,226	—	—	1,226
Embedded derivative - GMWB	63,865	—	63,865	—	—	63,865
Total derivatives, subject to a master netting arrangement or similar arrangement	207,181	—	207,181	54,682	23,039	129,460
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,507	—	2,507	—	—	2,507
Total derivatives	209,688	—	209,688	54,682	23,039	131,967
Total Assets	$209,688	$—	$209,688	$54,682	$23,039	$131,967

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$100,982	$—	$100,982	$54,682	$46,113	$187
Embedded derivative - Modco reinsurance treaties	318,999	—	318,999	—	—	318,999
Funds withheld derivative	50,092	—	50,092	—	—	50,092
Embedded derivative - GMWB	10,445	—	10,445	—	—	10,445
Embedded derivative - FIA	69,615	—	69,615	—	—	69,615
Embedded derivative - IUL	610	—	610	—	—	610
Total derivatives, subject to a master netting arrangement or similar arrangement	550,743	—	550,743	54,682	46,113	449,948
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	550,743	—	550,743	54,682	46,113	449,948
Repurchase agreements(1)	420,490	—	420,490	—	—	420,490
Total Liabilities	$971,233	$—	$971,233	$54,682	$46,113	$870,438

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative - Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative - GMWB	95,376	—	95,376	—	—	95,376
Total derivatives, subject to a master netting arrangement or similar arrangement	207,876	—	207,876	52,487	10,700	144,689
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,444	—	2,444	—	—	2,444
Total derivatives	210,320	—	210,320	52,487	10,700	147,133
Total Assets	$210,320	$—	$210,320	$52,487	$10,700	$147,133

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative - Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Funds withheld derivative	34,251		34,251			34,251
Embedded derivative - GMWB	1,496	—	1,496	—	—	1,496
Embedded derivative - FIA	25,324	—	25,324	—	—	25,324
Total derivatives, subject to a master netting arrangement or similar arrangement	455,161	—	455,161	52,487	98,359	304,315
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	455,161	—	455,161	52,487	98,359	304,315
Repurchase agreements(1)	350,000	—	350,000	—	—	350,000
Total Liabilities	$805,161	$—	$805,161	$52,487	$98,359	$654,315

(1) Borrowings under repurchase agreements are for a term less than 90 days.

18.                               OPERATING SEGMENTS

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

•                      The Life Marketing segment markets fixed universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

There were no significant intersegment transactions during the three or six months ended June 30, 2014 and 2013.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
Revenues
Life Marketing	$376,713	$317,549	$729,536	$656,228
Acquisitions	438,244	261,693	865,192	512,180
Annuities	190,304	101,061	382,279	265,414
Stable Value Products	27,125	34,608	54,975	66,528
Asset Protection	77,122	76,241	149,969	147,552
Corporate and Other	29,678	24,889	46,584	53,722
Total revenues	$1,139,186	$816,041	$2,228,535	$1,701,624
Segment Operating Income (Loss)
Life Marketing	$25,403	$23,870	$47,900	$47,347
Acquisitions	64,882	29,435	125,878	63,812
Annuities	48,603	33,565	93,931	76,434
Stable Value Products	17,287	22,464	34,683	40,308
Asset Protection	6,764	5,512	11,574	9,982
Corporate and Other	(26,696)	(8,040)	(50,377)	(27,936)
Total segment operating income	136,243	106,806	263,589	209,947
Realized investment (losses) gains - investments(1)	66,742	(98,474)	124,672	(108,331)
Realized investment (losses) gains - derivatives	(30,370)	70,595	(64,035)	87,125
Income tax expense	(56,572)	(25,923)	(105,634)	(61,859)
Net Income	$116,043	$53,004	$218,592	$126,882

Investment gains (losses)(2)	$79,006	$(114,227)	$149,561	$(123,057)
Less: related amortization of DAC/VOBA	12,264	(15,753)	24,889	(14,726)
Realized investment gains (losses) in investments	$66,742	$(98,474)	$124,672	$(108,331)

Derivative gains (losses)(3)	$(36,620)	$66,591	$(76,194)	$70,198
Less: VA GMWB economic cost	(6,250)	(4,004)	(12,159)	(16,927)
Realized investment gains (losses) - derivatives	$(30,370)	$70,595	$(64,035)	$87,125

(1) Includes credit related other-than-temporary impairments of $1.5 million and $3.1 million for the three and six months ended June 30, 2014, respectively, as compared to $4.0 million and $8.6 million for the three and six months ended June 30, 2013, respectively.

(2) Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of June 30, 2014
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,575,287	$20,179,754	$20,740,329	$2,435,193
Deferred policy acquisition costs and value of business acquired	2,000,329	605,799	510,999	802
Goodwill	—	30,968	—	—
Total assets	$15,575,616	$20,816,521	$21,251,328	$2,435,995

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$808,338	$9,688,445	$15,644	$67,442,990
Deferred policy acquisition costs and value of business acquired	44,784	487	—	3,163,200
Goodwill	48,158	—	—	79,126
Total assets	$901,280	$9,688,932	$15,644	$70,685,316

	Operating Segment Assets
	As of December 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,135,914	$20,186,839	$20,029,310	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	799,255	554,974	1,001
Goodwill	—	32,517	—	—
Total assets	$15,207,384	$21,018,611	$20,584,284	$2,559,552

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$777,388	$8,006,256	$16,762	$64,711,020
Deferred policy acquisition costs and value of business acquired	49,275	646	—	3,476,621
Goodwill	48,158	—	—	80,675
Total assets	$874,821	$8,006,902	$16,762	$68,268,316

19.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2014, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Risks and Uncertainties” and Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of this report, as well as Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market universal life (“UL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

RECENT DEVELOPMENTS — PROPOSED DAI-ICHI MERGER

As described in Note 5, Proposed Dai-ichi Merger, to the consolidated condensed financial statements, on June 3, 2014, PLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi”) and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi, which provides for the merger of DL Investment (Delaware), Inc. with and into PLC (the “Merger”), with PLC surviving the Merger as a wholly owned subsidiary of Dai-ichi. If the proposed Merger is completed, at the effective time of the Merger (the “Effective Time”), each share of PLC’s common stock, par value $0.50 per share, issued and outstanding immediately prior to the Effective Time, other than certain excluded shares, will be converted into the right to receive $70 in cash, without interest. Shares of common stock held by Dai-ichi or PLC or their respective direct or indirect wholly owned subsidiaries will not be entitled to receive the Merger Consideration.

Completion of the Merger is subject to various closing conditions, including, but not limited to, (1) adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of all outstanding shares of PLC’s common stock, (2) requisite approval of the Japan Financial Services Agency of an application and notification filing by Dai-ichi and its affiliates, (3) the receipt of certain insurance regulatory approvals, (4) the absence of any laws that have been adopted or promulgated, or any order, injunction, decision or decree issued or remaining in effect, that would prohibit the Merger or make the Merger illegal, and (5) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission. Each party’s obligation to consummate the Merger also is subject to certain additional conditions that include the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects. The Merger Agreement does not contain a financing condition.  Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by February 28, 2015, which date is extended until April 30, 2015 in the event of delays in obtaining regulatory approval.

PLC expects to file a definitive proxy statement with the SEC in August 2014 which will contain detailed information about the Merger Agreement and background information regarding the transaction, and PLC plans to hold a special meeting of shareowners on a date to be announced at which shareowners will vote on the adoption of the Merger Agreement and the Merger. For additional information regarding the Merger and related matters, including the treatment of benefit plans, please refer to Note 5, Proposed Dai-ichi Merger, to the consolidated condensed financial statements included in this report.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

Risks Related to the Proposed Dai-ichi Merger

•                  the Merger is subject to various closing conditions, including regulatory and third party approvals;

•                  failure to timely complete the Merger could adversely impact our business, financial condition, and results of operations;

•                  the pendency of the Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations;

•                  shareowner litigation against PLC, PLC’s directors and/or Dai-ichi could delay or prevent the Merger; and

•                  PLC’s debt ratings and the financial strength ratings of the Company and its insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement;

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

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuity (“VA”) product, actual GMWB incurred claims, and the related amortization of DAC attributed to each of these items.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$25,403	$23,870	6.4%	$47,900	$47,347	1.2%
Acquisitions	64,882	29,435	n/m	125,878	63,812	97.3
Annuities	48,603	33,565	44.8	93,931	76,434	22.9
Stable Value Products	17,287	22,464	(23.0)	34,683	40,308	(14.0)
Asset Protection	6,764	5,512	22.7	11,574	9,982	15.9
Corporate and Other	(26,696)	(8,040)	n/m	(50,377)	(27,936)	(80.3)
Total segment operating income	136,243	106,806	27.6	263,589	209,947	25.6
Realized investment gains (losses) - investments(1)	66,742	(98,474)		124,672	(108,331)
Realized investment gains (losses) - derivatives	(30,370)	70,595		(64,035)	87,125
Income tax expense	(56,572)	(25,923)		(105,634)	(61,859)
Net income	$116,043	$53,004	n/m	$218,592	$126,882	72.3

Investment gains (losses)(2)	$79,006	$(114,227)		$149,561	$(123,057)
Less: related amortization of DAC/VOBA	12,264	(15,753)		24,889	(14,726)
Realized investment gains (losses) - investments	$66,742	$(98,474)		$124,672	$(108,331)

Derivative gains (losses) (3)	$(36,620)	$66,591		$(76,194)	$70,198
Less: VA GMWB economic cost	(6,250)	(4,004)		(12,159)	(16,927)
Realized investment gains (losses) - derivatives	$(30,370)	$70,595		$(64,035)	$87,125

(1)             Includes credit related other-than-temporary impairments of $1.5 million and $3.1 million for the three and six months ended June 30, 2014, respectively, and $4.0 million and $8.6 million for the three and six months ended June 30, 2013, respectively.

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Net income for the three months ended June 30, 2014, included a $29.4 million, or 27.6% increase in segment operating income. The increase consisted of a $1.5 million increase in the Life Marketing segment, a $35.4 million increase in the Acquisitions segment, a $15.0 million increase in the Annuities segment, and a $1.3 million increase in the Asset Protection segment. These increases were partially offset by a $5.2 million decrease in the Stable Value Products segment and an $18.7 million decrease in the Corporate and Other segment.

We experienced net realized gains of $42.4 million for the three months ended June 30, 2014, as compared to net realized losses of $47.6 million for the three months ended June 30, 2013. The gains realized for the three months ended June 30, 2014, were primarily related to $20.2 million of gains related to investment securities sale activity, $8.8 million of gains related to the net activity of the modified coinsurance portfolio, and net gains of $20.7 million on derivatives related to variable annuity contracts. Partially offsetting these gains were losses of $1.5 million of other-than-temporary impairment credit-related losses, net losses of $4.7 million of derivatives related to fixed indexed annuity (“FIA”) contracts, and $1.1 million of losses related to other investment and derivative activity.

•                  Life Marketing segment operating income was $25.4 million for the three months ended June 30, 2014, representing an increase of $1.5 million, or 6.4%, from the three months ended June 30, 2013. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were largely offset by less favorable mortality and higher operating expenses.

•                  Acquisitions segment operating income was $64.9 million for the three months ended June 30, 2014, an increase of $35.4 million as compared to the three months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY operating income was $31.2 million for the three months ended June 30, 2014.

•                  Annuities segment operating income was $48.6 million for the three months ended June 30, 2014, as compared to $33.6 million for the three months ended June 30, 2013, an increase of $15.0 million, or 44.8%. This variance was the result of higher policy fees and other income from the variable annuities (“VA”) line of business along with lower credited interest, lower non-deferred expenses, and lower DAC amortization.

•                  Stable Value Products segment operating income was $17.3 million and decreased $5.2 million, or 23.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the three months ended June 30, 2014 was $0.5 million compared to $5.5 million for the three months ended June 30, 2013. The adjusted operating spread, which excludes participating income, increased by 2 basis points for the three months ended June 30, 2014 over the prior year, due primarily to a decline in credited interest.

•                  Asset Protection segment operating income was $6.8 million, representing an increase of $1.3 million, or 22.7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Service contract earnings increased $0.8 million primarily due to lower expenses. Credit insurance earnings increased $0.8 million primarily due to lower losses. Earnings from the guaranteed asset protection (“GAP”) product line decreased $0.3 million primarily resulting from higher losses.

•                  Corporate and Other segment operating loss was $26.7 million for the three months ended June 30, 2014, as compared to an operating loss of $8.0 million for the three months ended June 30, 2013. The decrease was primarily due to lower net investment income and an increase in other operating expense as compared to the three months ended June 30, 2013.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Net income for the six months ended June 30, 2014, included a $53.6 million, or 25.6%, increase in segment operating income. The increase consisted of a $0.6 million increase in the Life Marketing segment, a $62.1 million increase in the Acquisitions segment, a $17.5 million increase in the Annuities segment, and a $1.6 million increase in the Asset Protection segment. These increases were partially offset by a $5.6 million decrease in the Stable Value Products segment and a $22.4 million decrease in the Corporate and Other segment.

We experienced net realized gains of $73.4 million for the six months ended June 30, 2014, as compared to net realized losses of $52.9 million for the six months ended June 30, 2013. The gains realized for the six months ended June 30, 2014, were primarily related to gains of $27.6 million related to investment securities sale activity, $14.9 million of gains related to the net activity of the modified coinsurance portfolio, and $38.2 million on derivatives related to variable annuity contracts. Partially offsetting these losses were $3.1 million for other-than-temporary impairment credit-related losses, net losses of $1.6 million of derivatives related to FIA contracts, and $2.6 million of losses related to other investment and derivative activity.

•                  Life Marketing segment operating income was $47.9 million for the six months ended June 30, 2014, representing an increase of $0.6 million, or 1.2%, from the six months ended June 30, 2013. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were largely offset by less favorable mortality.

•                  Acquisitions segment operating income was $125.9 million for the six months ended June 30, 2014, an increase of $62.1 million, or 97.3%, as compared to the six months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY operating income was $56.9 million for the six months ended June 30, 2014.

•                  Annuities segment operating income was $93.9 million for the six months ended June 30, 2014, as compared to $76.4 million for the six months ended June 30, 2013, an increase of $17.5 million, or 22.9%. This variance was the result of higher policy fees and other income from the VA line of business along with lower credited interest and lower non-deferred expenses. Partially offsetting these favorable variances are increased ceded policy fees, higher DAC amortization, and lower investment income.

•                  Stable Value Products segment operating income was $34.7 million and decreased $5.6 million, or 14.0%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the six months ended June 30, 2014 was $1.0 million compared to $7.2 million for the six months ended June 30, 2013. The adjusted operating spread, which excludes participating income, increased by 5 basis points for the six months ended June 30, 2014 over the prior year, due primarily to a decline in credited interest.

•                  Asset Protection segment operating income was $11.6 million, representing an increase of $1.6 million, or 15.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Service contract earnings increased $1.6 million primarily due to higher volume. Credit insurance earnings increased $0.7 million mainly due to lower losses. Earnings from the GAP product line decreased $0.7 million primarily resulting from higher loss ratios.

•                  Corporate and Other segment operating loss was $50.4 million for the six months ended June 30, 2014, as compared to an operating loss of $27.9 million for the six months ended June 30, 2013. The decrease resulted from a decline in net investment income and an increase in other operating expenses as compared to the six months ended June 30, 2013. The decrease in net investment income was primarily driven by lower core investment income, a $2.6 million unfavorable variance related to mortgage loan prepayment fee income, and an unfavorable variance related to income on called securities. The increase in other operating expenses was primarily due to higher overhead expenses for the six months ended June 30, 2014.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$437,093	$442,338	(1.2)%	$849,204	$861,043	(1.4)%
Reinsurance ceded	(206,056)	(255,180)	19.3	(400,075)	(462,842)	13.6
Net premiums and policy fees	231,037	187,158	23.4	449,129	398,201	12.8
Net investment income	136,651	129,905	5.2	270,523	257,064	5.2
Other income	388	486	(20.2)	1,049	963	8.9
Total operating revenues	368,076	317,549	15.9	720,701	656,228	9.8
Realized gains (losses) - investments(1)	8,922	—	n/m	9,120	—	n/m
Realized gains (losses) - derivatives	(285)	—	n/m	(285)	—	n/m
Total revenues	376,713	317,549	18.6	729,536	656,228	11.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	309,861	256,073	21.0	603,666	536,839	12.4
Amortization of deferred policy acquisition costs	17,410	27,066	(35.7)	41,442	41,088	0.9
Other operating expenses	15,402	10,540	46.1	27,693	30,954	(10.5)
Operating benefits and settlement expenses	342,673	293,679	16.7	672,801	608,881	10.5
Amortization related to benefits and settlement expenses	1,706	—	n/m	1,711	—	n/m
Amortization of DAC related to realized gains (losses)- investments(1)	3,326	—	n/m	3,355	—	n/m
Total benefits and expenses	347,705	293,679	18.4	677,867	608,881	11.3
INCOME BEFORE INCOME TAX	29,008	23,870	21.5	51,669	47,347	9.1
Less: realized gains (losses)(1)	8,637	—		8,835	—
Less: amortization related to benefits and settlement expenses	(1,706)	—		(1,711)	—
Less: related amortization of DAC(1)	(3,326)	—		(3,355)	—
OPERATING INCOME	$25,403	$23,870	6.4	$47,900	$47,347	1.2

(1) During the third quarter of 2013, we began allocating realized gains and losses, associated amortization of DAC, and benefits and settlement expenses to certain of our segments to better reflect the economics of the investments supporting these segments. Prior year realized gains and losses are not comparable to the current year presentation.

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$101	$409	(75.3)%	$250	$701	(64.3)%
Universal life	32,703	44,181	(26.0)	60,884	91,176	(33.2)
BOLI	22	—	n/m	22	—	n/m
	$32,826	$44,590	(26.4)	$61,156	$91,877	(33.4)
Sales By Distribution Channel
Independent agents	$24,843	$31,108	(20.1)	$46,358	$62,645	(26.0)
Stockbrokers / banks	7,262	12,920	(43.8)	13,486	28,223	(52.2)
BOLI / other	721	562	28.3	1,312	1,009	30.0
	$32,826	$44,590	(26.4)	$61,156	$91,877	(33.4)
Average Life Insurance In-force(1)
Traditional	$405,489,033	$430,900,880	(5.9)	$411,306,190	$437,069,757	(5.9)
Universal life	131,860,833	101,045,737	30.5	124,539,015	92,721,338	34.3
	$537,349,866	$531,946,617	1.0	$535,845,205	$529,791,095	1.1
Average Account Values
Universal life	$7,146,126	$6,866,731	4.1	$7,105,122	$6,737,609	5.5
Variable universal life	549,072	446,231	23.0	526,485	418,999	25.7
	$7,695,198	$7,312,962	5.2	$7,631,607	$7,156,608	6.6

(1)Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance companies
First year commissions	$39,972	$44,185	(9.5)%	$73,033	$96,151	(24.0)%
Renewal commissions	7,884	8,573	(8.0)	14,666	17,188	(14.7)
First year ceding allowances	(587)	(1,160)	49.4	(893)	(2,095)	57.4
Renewal ceding allowances	(25,973)	(42,462)	38.8	(62,816)	(80,071)	21.5
General & administrative	45,416	44,248	2.6	87,565	88,996	(1.6)
Taxes, licenses, and fees	7,387	9,566	(22.8)	13,165	20,513	(35.8)
Other operating expenses incurred	74,099	62,950	17.7	124,720	140,682	(11.3)
Less: commissions, allowances & expenses capitalized	(58,697)	(52,410)	(12.0)	(97,027)	(109,728)	11.6
Other operating expenses	$15,402	$10,540	46.1	$27,693	$30,954	(10.5)

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income

Operating income was $25.4 million for the three months ended June 30, 2014, representing an increase of $1.5 million, or 6.4%, from the three months ended June 30, 2013. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were largely offset by less favorable mortality and higher operating expenses.

Operating revenues

Total operating revenues for the three months ended June 30, 2014, increased $50.5 million, or 15.9%, as compared to the three months ended June 30, 2013. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block and the impact of unlocking on ceded premiums, which was almost entirely offset in benefit and settlement expenses. Higher investment income due to increases in net in-force reserves also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees increased by $43.9 million, or 23.4%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to an increase in policy fees associated with continued growth in universal life business, and the impact of unlocking on ceded premiums, which was almost entirely offset in benefit and settlement expenses. This increase is partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $6.7 million, or 5.2%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Of the increase in net investment income, $4.7 million was the result of a net increase in universal life reserves. Traditional life investment income increased $1.5 million due to lower funding costs and higher reserves.

Other income

Other income decreased $0.1 million, or 20.2%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $53.8 million, or 21.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to an increase in reserves and claims from growth in retained universal life insurance in-force, the impact of unlocking and higher claims due to less favorable mortality in the traditional life block. For the three months ended June 30, 2014, universal life and BOLI unlocking was largely driven by the impact of reinsurance. The impact of these changes increased benefits and settlement expenses $25.4 million and is almost entirely offset by a decline in ceded premiums. For the three months ended June 30, 2013, universal life and BOLI unlocking decreased benefit expenses $0.3 million.

Amortization of DAC

DAC amortization decreased $9.7 million, or 35.7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily driven by the favorable impact of $10.0 million in amortization expense due to reinsurance in the three months ended June 30, 2013, which was almost entirely offset in benefit and settlement expenses. For the three months ended June 30, 2014, universal life and BOLI unlocking increased amortization $0.7 million, as compared to an increase of $1.6 million for the three months ended June 30, 2013.

Other operating expenses

Other operating expenses increased $4.9 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase reflects higher new business acquisition costs, lower traditional life ceding allowances due to fluctuations in the number of policies reaching their post level periods, and higher general administrative expenses of $1.2 million. These increases were offset by the impact of unlocking on ceded premiums which was almost entirely offset in benefit and settlement expenses along with a decrease in taxes, licenses and fees of $2.2 million.

Sales

Sales for the segment decreased $11.8 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Universal life sales decreased $11.5 million primarily due to sales in 2013 of a product we are no longer marketing.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income

Operating income was $47.9 million for the six months ended June 30, 2014, representing an increase of $0.6 million, or 1.2%, from the six months ended June 30, 2013. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were largely offset by less favorable mortality.

Operating revenues

Total operating revenues for the six months ended June 30, 2014, increased $64.5 million, or 9.8%, as compared to the six months ended June 30, 2013. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block and the impact of unlocking on ceded premiums, which was almost entirely offset in benefit and settlement expenses. Higher investment income due to increases in net in-force reserves also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees increased by $50.9 million, or 12.8%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to an increase in policy fees associated with continued growth in universal life business, and the impact of unlocking on ceded premiums, which was almost entirely offset in benefit and settlement expenses. This increase is partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $13.5 million, or 5.2%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Of the increase in net investment income, $10.2 million was the result of a net increase in universal life reserves. Traditional life investment income increased $2.3 million due to lower funding costs and higher reserves.

Other income

Other income increased $0.1 million, or 8.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $66.8 million, or 12.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to an increase in reserves and claims from growth in retained universal life insurance in-force and higher claims due to less favorable mortality in the traditional life block. For the six months ended June 30, 2014, universal life and BOLI unlocking was largely driven by the impact of reinsurance and is almost entirely offset in policy fees. The impact of these changes increased benefits and settlement expenses $21.2 million. For the six months ended June 30, 2013, universal life and BOLI unlocking increased benefit expenses $1.6 million.

Amortization of DAC

DAC amortization increased $0.4 million, or 0.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the differing impacts of unlocking.

Other operating expenses

Other operating expenses decreased $3.3 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease is due to the impact of unlocking on ceded premiums, almost entirely offset in benefit and settlement expenses along with lower new business acquisition costs, lower general administrative expenses of $1.4 million, and lower taxes, licenses and fees of $7.3 million. The decrease is largely offset by lower traditional life ceding allowances due to fluctuations in the number of policies reaching their post level periods.

Sales

Sales for the segment decreased $30.7 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Universal life sales decreased $30.3 million primarily due to sales in 2013 of a product we are no longer selling.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(206,056)	$(255,180)	$(400,075)	$(462,842)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(228,616)	(266,737)	(427,398)	(474,863)
Amortization of deferred policy acquisition costs	(9,717)	(16,992)	(19,189)	(24,438)
Other operating expenses (1)	(33,351)	(37,174)	(65,644)	(66,365)
Total benefits and expenses	(271,684)	(320,903)	(512,231)	(565,666)

NET IMPACT OF REINSURANCE (2)	$65,628	$65,723	$112,156	$102,824

Allowances received	$(26,560)	$(43,622)	$(63,709)	$(79,166)
Less: Amount deferred	(6,791)	6,448	(1,935)	12,801
Allowances recognized
(ceded other operating expenses) (1)	$(33,351)	$(37,174)	$(65,644)	$(66,365)

(1)Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2)Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 160%.

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

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment’s new universal life business has ceded. As a result of these changes, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality, unlocking of balances, and variations from term business during the post level premium period.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

The lower ceded premiums for 2014 as compared to 2013 was caused primarily by lower ceded traditional life premiums of $23.6 million and universal life premiums of $25.9 million. Ceded traditional premiums for the three months ended June 30, 2014, decreased from the three months ended June 30, 2013, primarily due to fluctuations in the number of policies entering their post level period. Ceded universal life premiums for three months ended June 30, 2014, decreased from the three months ended June 30, 2013, primarily due to the impact of unlocking on ceded premiums, almost entirely offset in benefits and settlement expenses.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to a smaller increase in ceded reserves, largely offset by higher ceded claims. Traditional ceded benefits decreased $12.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a smaller increase in post level ceded reserves, slightly offset by an increase in ceded death benefits. Universal life ceded benefits decreased $25.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the impact of unlocking on ceded premiums, slightly offset by an increased in ceded claims. Ceded universal life claims were $11.7 million higher for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased due to changes in the universal life reinsurance rates and the number of traditional life policies reaching their post level period.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

The lower ceded premiums for 2014 as compared to 2013 was caused primarily by lower ceded traditional life premiums of $47.2 million and lower universal life premiums of $16.0 million. Ceded traditional premiums for the six months ended June 30, 2014, decreased from the six months ended June 30, 2013, primarily due to fluctuations in the number of policies entering their post level period. Ceded universal life premiums for three months ended June 30, 2014, decreased from the six months ended June 30, 2013, primarily due to the impact of unlocking on ceded premiums, almost entirely offset in benefit and settlement expenses.

Ceded benefits and settlement expenses were lower for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to smaller increase in ceded reserves, partly offset by higher ceded claims. Traditional ceded benefits decreased $43.1 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a smaller increase in post level ceded reserves and a decrease in ceded death benefits. Universal life ceded benefits decreased $3.7 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the impact of unlocking on ceded premiums, partly offset by an increase in ceded claims. Ceded universal life claims were $49.3 million higher for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Ceded amortization of deferred policy acquisitions costs decreased for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased due to changes in the universal life reinsurance rates and the number of traditional life policies reaching their post level period.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$305,567	$208,194	46.8%	$601,397	$416,920	44.2%
Reinsurance ceded	(102,346)	(102,654)	0.3	(202,715)	(199,259)	(1.7)
Net premiums and policy fees	203,221	105,540	92.6	398,682	217,661	83.2
Net investment income	220,558	134,686	63.8	436,660	269,355	62.1
Other income	3,289	1,015	n/m	7,350	2,029	n/m
Total operating revenues	427,068	241,241	77.0	842,692	489,045	72.3
Realized gains (losses) - investments	63,530	(124,691)	n/m	134,645	(138,734)	n/m
Realized gains (losses) - derivatives	(52,354)	145,143	n/m	(112,145)	161,869	n/m
Total revenues	438,244	261,693	67.5	865,192	512,180	68.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	316,233	177,901	77.8	624,597	357,350	74.8
Amortization of value of business acquired	16,341	18,661	(12.4)	34,403	36,874	(6.7)
Other operating expenses	29,612	15,244	94.3	57,814	31,009	86.4
Operating benefits and expenses	362,186	211,806	71.0	716,814	425,233	68.6
Amortization related to benefits and settlement expenses(1)	3,531	—	n/m	11,031	—	n/m
Amortization of VOBA related to realized gains (losses) - investments	271	943	(71.3)	781	1,116	(30.0)
Total benefits and expenses	365,988	212,749	72.0	728,626	426,349	70.9
INCOME BEFORE INCOME TAX	72,256	48,944	47.6	136,566	85,831	59.1
Less: realized gains (losses)	11,176	20,452		22,500	23,135
Less: amortization related to benefits and settlement expenses(1)	(3,531)	—		(11,031)	—
Less: related amortization of VOBA	(271)	(943)		(781)	(1,116)
OPERATING INCOME	$64,882	$29,435	n/m	$125,878	$63,812	97.3

(1) During the third quarter of 2013, we began allocating benefits and settlement expenses associated with realized gains and losses to the Acquisitions segment. Prior period amounts of amortization related to benefits and settlement expenses are not comparable. Approximately $3.6 million and $11.2 related to amortization of the policyholder dividend obligation related to the MONY Closed Block for the three and six months ended June 30, 2014, respectively.

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$190,056,333	$169,104,486	12.4%	$191,921,326	$170,557,494	12.5%
Universal life	35,310,786	28,008,775	26.1	35,740,030	28,338,399	26.1
	$225,367,119	$197,113,261	14.3	$227,661,356	$198,895,893	14.5
Average Account Values
Universal life	$4,583,381	$3,339,818	37.2	$4,589,960	$3,345,804	37.2
Fixed annuity(2)	3,793,990	3,046,043	24.6	3,811,495	3,064,188	24.4
Variable annuity	1,503,129	576,108	n/m	1,507,345	576,064	n/m
	$9,880,500	$6,961,969	41.9	$9,908,800	$6,986,056	41.8
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.71%	5.71%		5.67%	5.69%
Interest credited to policyholders	3.93	4.02		3.94	3.97
Interest spread	1.78%	1.69%		1.73%	1.72%

(1)Amounts are not adjusted for reinsurance ceded.

(2)Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income

Operating income was $64.9 million for the three months ended June 30, 2014, an increase of $35.4 million as compared to the three months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY operating income was $31.2 million for the three months ended June 30, 2014.

Operating revenues

Net premiums and policy fees increased $97.7 million, or 92.6%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY net premiums for the three months ended June 30, 2014 were $107.5 million, and were partly offset by runoff of other business. Net investment income increased $85.9 million, or 63.8%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the $93.4 million impact of MONY, partly offset by expected runoff of business.

Total benefits and expenses

Total benefits and expenses increased $153.2 million, or 72.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily due to the MONY acquisition, which increased operating benefits and expenses $171.6 million.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income

Operating income was $125.9 million for the six months ended June 30, 2014, an increase of $62.1 million, or 97.3%, as compared to the six months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY operating income was $56.9 million for the six months ended June 30, 2014.

Operating revenues

Net premiums and policy fees increased $181.0 million, or 83.2%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to the impact of the MONY acquisition, which occurred in the fourth quarter of 2013. MONY net premiums for the six months ended June 30, 2014 were $203.5 million, and were partly offset by runoff of other business. Net investment income increased $167.3 million, or 62.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the $178.8 million impact of MONY, partly offset by expected runoff of business.

Total benefits and expenses

Total benefits and expenses increased $302.3 million, or 70.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily due to the MONY acquisition, which increased operating benefits and expenses $330.2 million.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(102,346)	$(102,654)	$(202,715)	$(199,259)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(81,803)	(88,074)	(171,538)	(173,453)
Amortization of deferred policy acquisition costs	(3,180)	(2,225)	(6,158)	(4,589)
Other operating expenses	(12,058)	(12,708)	(22,945)	(24,446)
Total benefits and expenses	(97,041)	(103,007)	(200,641)	(202,488)

NET IMPACT OF REINSURANCE (1)	$(5,305)	$353	$(2,074)	$3,229

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

The net impact of reinsurance is less favorable by $5.7 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to lower ceded claims. In the three months ended June 30, 2014, ceded revenues decreased by $0.3 million as the impact of the MONY acquisition largely offset normal runoff in other blocks. Ceded benefits and expenses decreased by $6.0 million primarily due to lower claims.

The net impact of reinsurance is less favorable by $5.3 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to lower ceded claims excluding the impact of MONY and a recapture in 2013. In the six months ended June 30, 2014, ceded revenues increased by $3.5 million as the impact of the MONY acquisition more than offset the impact of runoff and a recapture in 2013. Ceded benefits and expenses decreased by $1.8 million as the impact of runoff and a 2013 recapture more than offset the impact of the MONY acquisition.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$37,559	$32,965	13.9%	$73,831	$61,517	20.0%
Reinsurance ceded	(17,602)	(16,779)	(4.9)	(35,192)	(16,779)	n/m
Net premiums and policy fees	19,957	16,186	23.3	38,639	44,738	(13.6)
Net investment income	116,832	116,792	n/m	234,300	235,348	(0.4)
Realized gains (losses) - derivatives	(6,250)	(4,004)	56.1	(12,159)	(16,927)	(28.2)
Other income	35,202	29,951	17.5	69,867	56,171	24.4
Total operating revenues	165,741	158,925	4.3	330,647	319,330	3.5
Realized gains (losses) - investments	2,338	8,218	(71.6)	2,947	9,991	(70.5)
Realized gains (losses) - derivatives, net of economic cost	22,225	(66,082)	n/m	48,685	(63,907)	n/m
Total revenues	190,304	101,061	88.3	382,279	265,414	44.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	76,643	81,317	(5.7)	154,074	161,988	(4.9)
Amortization of deferred policy acquisition costs and value of business acquired	12,444	13,432	(7.4)	26,989	24,086	12.1
Other operating expenses	28,051	30,610	(8.4)	55,653	56,821	(2.1)
Operating benefits and expenses	117,138	125,359	(6.6)	236,716	242,895	(2.5)
Amortization related to benefits and settlement expenses	(226)	(255)	(11.4)	2,007	(856)	n/m
Amortization of DAC related to realized gains (losses) - investments	3,656	(16,441)	n/m	6,004	(14,986)	n/m
Total benefits and expenses	120,568	108,663	11.0	244,727	227,053	7.8
INCOME (LOSS) BEFORE INCOME TAX	69,736	(7,602)	n/m	137,552	38,361	n/m
Less: realized gains (losses) - investments	2,338	8,218		2,947	9,991
Less: realized gains (losses) - derivatives, net of economic cost	22,225	(66,081)		48,685	(63,906)
Less: amortization related to benefits and settlement expenses	226	255		(2,007)	856
Less: related amortization of DAC	(3,656)	16,441		(6,004)	14,986
OPERATING INCOME	$48,603	$33,565	44.8	$93,931	$76,434	22.9

The following tables summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$213,601	$138,098	54.7%	$449,755	$253,451	77.5%
Variable annuity	227,303	718,884	(68.4)	407,508	1,298,582	(68.6)
	$440,904	$856,982	(48.6)	$857,263	$1,552,033	(44.8)
Average Account Values
Fixed annuity(1)	$8,213,004	$8,362,307	(1.8)	$8,197,573	$8,379,059	(2.2)
Variable annuity	12,314,739	10,474,221	17.6	12,174,897	10,037,472	21.3
	$20,527,743	$18,836,528	9.0	$20,372,470	$18,416,531	10.6
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.46%	5.48%		5.48%	5.51%
Interest credited to policyholders	3.35	3.57		3.35	3.56
Interest spread	2.11%	1.91%		2.13%	1.95%

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$6,548	$(7,654)	$14,202	$10,798	$(24,138)	$34,936
Equity futures - VA	(7,259)	(4,036)	(3,223)	(9,910)	(27,261)	17,351
Currency futures - VA	(2,887)	(112)	(2,775)	(4,165)	7,971	(12,136)
Variance swaps - VA	(823)	2,214	(3,037)	(2,673)	(8,219)	5,546
Equity options - VA	(20,949)	(8,131)	(12,818)	(33,290)	(36,537)	3,247
Interest rate swaptions - VA	(4,998)	1,639	(6,637)	(14,401)	(2,463)	(11,938)
Interest rate swaps - VA	45,169	(89,722)	134,891	102,537	(106,278)	208,815
Embedded derivative - GMWB(1)	(13,147)	25,939	(39,086)	(40,462)	106,314	(146,776)
Funds withheld derivative	19,031	9,837	9,194	29,730	9,837	19,893
Total derivatives related to variable annuity contracts	$20,685	$(70,026)	$90,711	$38,164	$(80,774)	$118,938
Derivatives related to FIA contracts:
Embedded derivative- FIA	(8,307)	(41)	(8,266)	(6,574)	(41)	(6,533)
Equity futures- FIA	605	—	605	950	—	950
Volatility futures - FIA	8	—	8	8	—	8
Equity options- FIA	2,984	(19)	3,003	3,978	(19)	3,997
Total derivatives related to FIA contracts	(4,710)	(60)	(4,650)	(1,638)	(60)	(1,578)
VA GMWB economic cost(2)	6,250	4,004	2,246	12,159	16,927	(4,768)
Realized gains (losses) - derivatives, net of economic cost	$22,225	$(66,082)	$88,307	$48,685	$(63,907)	$112,592

(1)        Includes impact of nonperformance risk of $(1.7) million and $(2.6) million for the three and six months ended June 30, 2014 and and $3.5 million and $(1.9) million for the three and six months ended June 30, 2013, respectively.

(2)        Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	June 30, 2014	December 31, 2013	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$80,232	$85,137	(5.8)%
GMDB Reserves	13,725	13,324	3.0
GMWB and GMAB Reserves	(53,420)	(93,881)	43.1
Account value subject to GMWB rider	9,902,234	9,513,847	4.1
GMWB Benefit Base	9,575,392	9,162,797	4.5
GMAB Benefit Base	5,020	5,441	(7.7)
S&P 500® Index	1,960	1,848	6.1

(1)  Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income

Segment operating income was $48.6 million for the three months ended June 30, 2014, as compared to $33.6 million for the three months ended June 30, 2013, an increase of $15.0 million, or 44.8%. This variance was the result of higher policy fees and other income from the VA line of business along with lower credited interest, lower non-deferred expenses, and lower DAC amortization.

Operating revenues

Segment operating revenues increased $6.8 million, or 4.3%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to increases in policy fees and other income from the VA line of business. Those decreases were offset by increased economic cost in the VA line of business. Average fixed account balances decreased 1.8% and average variable account balances grew 17.6% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.7 million, or 5.7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the fixed market value adjusted (“MVA”) annuities line, and lower amortization These favorable changes were partially offset by a $0.4 million unfavorable change in fixed indexed annuities (“FIA”) fair value adjustments, a $0.6 million unfavorable change in the single premium immediate annuity (“SPIA”) mortality variance, and a $0.9 million unfavorable change in the VA guaranteed benefit reserves.

Amortization of DAC

The decrease in DAC amortization for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to a favorable change in unlocking.  DAC unlocking for the three months ended June 30, 2014 was $2.2 million favorable as compared to $1.2 million of favorable unlocking for the three months ended June 30, 2013.

Other operating expenses

Other operating expenses decreased $2.6 million, or 8.4%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease is primarily due to a favorable change of $2.7 million on guaranty fund assessments. Increases in non-deferred commissions were offset by lower acquisition, maintenance, and overhead expenses.

Sales

Total sales decreased $416.1 million, or 48.6%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Sales of variable annuities decreased $491.6 million, or 68.4% for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Sales of fixed annuities increased by $75.5 million, or 54.7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, driven by an increase in FIA sales.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income

Segment operating income was $93.9 million for the six months ended June 30, 2014, as compared to $76.4 million for the six months ended June 30, 2013, an increase of $17.5 million, or 22.9%. This variance was the result of higher policy fees and other income from the VA line of business along with lower credited interest and lower non-deferred expenses. Partially offsetting these favorable variances are increased ceded policy fees, higher DAC amortization, and lower investment income.

Operating revenues

Segment operating revenues increased $11.3 million, or 3.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to increases in policy fees and other income and lower GMWB economic cost from the VA line of business. Those increases were partially offset by increased ceded policy fees and lower investment income. Average fixed account balances decreased 2.2% and average variable account balances grew 21.3% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $7.9 million, or 4.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the MVA annuities line and lower amortization. These favorable changes were partially offset by an unfavorable variance in the change in VA guaranteed benefit reserves and a $2.2 million unfavorable change in the SPIA mortality variance.

Amortization of DAC

DAC amortization increased $2.9 million, or 12.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. DAC unlocking for the six months ended June 30, 2014 was $2.6 million favorable, as compared to $5.3 million of favorable unlocking for the six months ended June 30, 2013.

Other operating expenses

Other operating expenses decreased $1.2 million, or 2.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is due to a favorable change of $2.7 million on guaranty fund assessments along with lower acquisition, maintenance, and overhead expenses. These favorable variances were partially offset by higher commissions in the VA line of business.

Sales

Total sales decreased $694.8 million, or 44.8%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Sales of variable annuities decreased $891.1 million, or 68.6% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Sales of fixed annuities increased by $196.3 million, or 77.5% for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, driven by an increase in FIA sales.

Reinsurance

The Annuity segment reinsures certain risks associated with the GMWB and GMDB riders to Shades Creek, a subsidiary of PLC.  The cost of reinsurance to the segment is reflected in the chart shown below. The impact of the Shades Creek reinsurance arrangement for the three month period ending March 31, 2013 was eliminated in consolidation. Prior to April 1, 2013, we paid as a dividend all of Shades Creek’s outstanding common stock to its parent, PLC. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(17,602)	$(16,779)	$(35,192)	$(16,779)
Realized gains (losses) - derivatives	11,212	10,583	22,290	10,583
Total operating revenues	(6,390)	(6,196)	(12,902)	(6,196)
Realized gains (losses) - derivatives, net of economic cost	42,061	(78,122)	96,654	(78,122)
Total revenues	35,671	(84,318)	83,752	(84,318)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(332)	(852)	(760)	(852)
Amortization of deferred policy acquisition costs	647	(2,331)	820	(2,331)
Other operating expenses	(542)	(567)	(1,090)	(567)
Operating benefits and expenses	(227)	(3,750)	(1,030)	(3,750)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	8,496	(21,086)	19,131	(21,086)
Total benefit and expenses	8,269	(24,836)	18,101	(24,836)

NET IMPACT OF REINSURANCE (1)	$27,402	$(59,482)	$65,651	$(59,482)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is favorable by $86.9 million and $125.1 million for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013 primarily due to realized losses on derivatives that were ceded. That was partially offset by unfavorable changes in DAC amortization.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$27,178	$33,651	(19.2)%	$54,956	$63,725	(13.8)%
Other income	1	—	n/m	1	—	n/m
Total operating revenues	27,179	33,651	(19.2)	54,957	63,725	(13.8)
Realized gains (losses)	(53)	957	n/m	20	2,803	(99.3)
Total revenues	27,126	34,608	(21.6)	54,977	66,528	(17.4)
BENEFITS AND EXPENSES
Benefits and settlement expenses	9,525	10,683	(10.8)	19,333	22,286	(13.3)
Amortization of deferred policy acquisition costs	99	96	3.1	199	177	12.4
Other operating expenses	268	408	(34.3)	741	954	(22.3)
Total benefits and expenses	9,892	11,187	(11.6)	20,273	23,417	(13.4)
INCOME BEFORE INCOME TAX	17,234	23,421	(26.4)	34,704	43,111	(19.5)
Less: realized gains (losses)	(53)	957		20	2,803
OPERATING INCOME	$17,287	$22,464	(23.0)	$34,684	$40,308	(14.0)

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
GIC	$—	$205,284	n/m %	$25,850	$317,304	n/m %
GFA - Direct Institutional	50,000	—	n/m	50,000	—	n/m
	$50,000	$205,284	(75.6)	$75,850	$317,304	(76.1)

Average Account Values	$2,498,395	$2,542,096	(1.7)%	$2,538,995	$2,542,987	(0.2)%
Ending Account Values	$2,435,995	$2,579,172	(5.6)%	$2,435,995	$2,579,172	(5.6)%

Operating Spread
Net investment income yield	4.35%	5.29%		4.33%	5.01%
Interest credited	1.52	1.68		1.52	1.75
Operating expenses	0.06	0.08		0.08	0.09
Operating spread	2.77%	3.53%		2.73%	3.17%

Adjusted operating spread(1)	2.69%	2.67%		2.66%	2.61%

(1) Excludes participating mortgage loan income and other income.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income

Operating income was $17.3 million and decreased $5.2 million, or 23.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the three months ended June 30, 2014 was $0.5 million compared to $5.5 million for the three months ended June 30, 2013. The adjusted operating spread, which excludes participating income, increased by 2 basis points for the three months ended June 30, 2014 over the prior year, due primarily to a decline in credited interest.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income

Operating income was $34.7 million and decreased $5.6 million, or 14.0%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values. Participating mortgage income for the six months ended June 30, 2014 was $1.0 million compared to $7.2 million for the six months ended June 30, 2013. The adjusted operating spread, which excludes participating income, increased by 5 basis points for the six months ended June 30, 2014 over the prior year, due primarily to a decline in credited interest.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$63,819	$64,624	(1.2)%	$127,520	$127,163	0.3%
Reinsurance ceded	(22,246)	(22,160)	(0.4)	(43,773)	(43,733)	(0.1)
Net premiums and policy fees	41,573	42,464	(2.1)	83,747	83,430	0.4
Net investment income	4,754	4,749	0.1	9,536	9,564	(0.3)
Other income	30,794	29,028	6.1	56,684	54,558	3.9
Total operating revenues	77,121	76,241	1.2	149,967	147,552	1.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,604	24,845	(5.0)	47,561	48,599	(2.1)
Amortization of deferred policy acquisition costs	6,502	5,766	12.8	12,639	11,028	14.6
Other operating expenses	40,251	40,118	0.3	78,194	77,943	0.3
Total benefits and expenses	70,357	70,729	(0.5)	138,394	137,570	0.6
INCOME BEFORE INCOME TAX	6,764	5,512	22.7	11,573	9,982	15.9
OPERATING INCOME	$6,764	$5,512	22.7	$11,573	$9,982	15.9

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$8,216	$9,852	(16.6)%	$15,058	$17,185	(12.4)%
Service contracts	94,246	92,062	2.4	170,065	168,332	1.0
GAP	19,011	17,453	8.9	35,758	32,219	11.0
	$121,473	$119,367	1.8	$220,881	$217,736	1.4
Loss Ratios(1)
Credit insurance	16.1%	45.0%		28.6%	42.4%
Service contracts	59.7	61.5		58.3	60.6
GAP	66.1	52.2		66.2	55.1

(1) Incurred claims as a percentage of earned premiums.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income

Operating income was $6.8 million, representing an increase of $1.3 million, or 22.7%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Service contract earnings increased $0.8 million primarily due to lower expenses. Credit insurance earnings increased $0.8 million primarily due to lower losses. Earnings from the GAP product line decreased $0.3 million primarily resulting from higher losses.

Net premiums and policy fees

Net premiums and policy fees decreased $0.9 million, or 2.1%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Service contract premiums decreased $0.9 million primarily due to higher ceded premiums. Credit insurance premiums decreased $0.6 million as a result of lower sales. GAP premiums increased $0.6 million as the result of lower ceded premiums.

Other income

Other income increased $1.8 million, or 6.1%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 due primarily to higher volume in the service contract and GAP lines.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.2 million, or 5.0%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Service contract claims decreased $1.1 million due primarily to higher ceded claims, while credit insurance claims decreased $1.4 million due to lower loss ratios. The decreases were partially offset by an increase in GAP claims of $1.3 million due to a higher loss ratio.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.7 million, or 12.8%, higher for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a decrease in ceded activity in the GAP product line. Other operating expenses increased $0.1 million, or 0.3%, for the three months ended June 30, 2014.

Sales

Total segment sales increased $2.1 million, or 1.8%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Higher auto sales helped drive increased service contract sales of $2.2 million and higher GAP sales of $1.6 million. The increases were partially offset by a decrease in credit insurance sales of $1.6 million, due to decreasing demand for the product.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income

Operating income was $11.6 million, representing an increase of $1.6 million, or 15.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Service contract earnings increased $1.6 million primarily due to higher volume. Credit insurance earnings increased $0.7 million mainly due to lower losses. Earnings from the GAP product line decreased $0.7 million primarily resulting from higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees increased $0.3 million, or 0.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. GAP net premiums increased $1.8 million, or 15.9% due to lower ceded premiums. Credit insurance premiums increased $0.4 million, or 5.7%. The increases were somewhat offset by a decrease in service contract net premiums of $1.9 million, or 3.0% due to higher ceded premiums.

Other income

Other income increased $2.1 million, or 3.9%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013 due primarily to higher volume in the service contract and GAP product lines, partially offset by lower volume in the credit insurance line.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.0 million, or 2.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Service contract claims decreased $2.6 million due primarily to higher ceded claims, while credit insurance claims decreased $0.9 million due to lower loss ratios. The decreases were partially offset by an increase in GAP claims of $2.5 million due to a higher loss ratio.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.6 million, or 14.6%, higher for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to a decrease in ceded activity in the GAP product line. Other operating expenses increased $0.2 million, or 0.3%, for the six months ended June 30, 2014.

Sales

Total segment sales increased $3.1 million, or 1.4%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Higher auto sales helped drive increased sales in the GAP product line of $3.5 million, or 11.0%, and service contract product line of $1.7 million, or 1.0%. The increases were partially offset by a decrease in credit insurance sales of $2.1 million, or 12.4%, due to decreasing demand for the product.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(22,246)	$(22,160)	$(43,773)	$(43,733)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(15,281)	(13,412)	(28,585)	(26,340)
Amortization of deferred policy acquisition costs	(1,759)	(3,606)	(4,045)	(7,399)
Other operating expenses	(2,212)	(1,699)	(3,864)	(3,767)
Total benefits and expenses	(19,252)	(18,717)	(36,494)	(37,506)

NET IMPACT OF REINSURANCE (1)	$(2,994)	$(3,443)	$(7,279)	$(6,227)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Reinsurance premiums ceded remained unchanged at $22.2 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Benefits and settlement expenses ceded increased $1.9 million, or 13.9%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily due to higher ceded losses in the service contract line.

Amortization of DAC ceded decreased $1.8 million somewhat offset by an increase in other operating expenses ceded of $0.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Both variances were primarily the result of ceded activity in the GAP product line.

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

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Reinsurance premiums ceded remained unchanged at $43.8 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. Increases in ceded premiums in the service contract line were offset by decreases in the GAP product line.

Benefits and settlement expenses ceded increased $2.2 million, of 8.5%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase was primarily due to higher ceded losses in the service contract line.

Amortization of DAC ceded decreased $3.4 million, or 45.3%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as the result of decreases in ceded activity in the GAP product line. Other operating expenses ceded increased $0.1 million, or 2.6%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,145	$4,631	(10.5)%	$8,554	$9,309	(8.1)%
Reinsurance ceded	(5)	(4)	(25.0)	(6)	(4)	(50.0)
Net premiums and policy fees	4,140	4,627	(10.5)	8,548	9,305	(8.1)
Net investment income	19,603	27,281	(28.1)	33,638	51,020	(34.1)
Other income	1,622	158	n/m	1,859	1,351	37.6
Total operating revenues	25,365	32,066	(20.9)	44,045	61,676	(28.6)
Realized gains (losses) - investments	4,104	731	n/m	2,703	2,693	0.4
Realized gains (losses) - derivatives	209	(7,908)	n/m	(164)	(10,647)	98.5
Total revenues	29,678	24,889	19.2	46,584	53,722	(13.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,764	5,330	8.1	10,089	10,664	(5.4)
Amortization of deferred policy acquisition costs	124	165	(24.8)	243	344	(29.4)
Other operating expenses	46,173	34,612	33.4	84,090	78,605	7.0
Total benefits and expenses	52,061	40,107	29.8	94,422	89,613	5.4
INCOME (LOSS) BEFORE INCOME TAX	(22,383)	(15,218)	(47.1)	(47,838)	(35,891)	(33.3)
Less: realized gains (losses) - investments	4,104	731		2,703	2,693
Less: realized gains (losses) - derivatives	209	(7,909)		(164)	(10,648)
OPERATING INCOME (LOSS)	$(26,696)	$(8,040)	n/m	$(50,377)	$(27,936)	(80.3)

For The Three Months Ended June 30, 2014 as compared to The Three Months Ended June 30, 2013

Segment operating income (loss)

Corporate and Other segment operating loss was $26.7 million for the three months ended June 30, 2014, as compared to an operating loss of $8.0 million for the three months ended June 30, 2013. The decrease was primarily due to lower net investment income and an increase in other operating expenses as compared to the three months ended June 30, 2013.

Operating revenues

Net investment income for the segment decreased $7.7 million, or 28.1%, for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in net investment income was primarily due to lower core investment income, a $2.5 million unfavorable variance related to mortgage loan prepayment fee income, and an unfavorable variance related to income on called securities partially offset by an increase of $1.1 million related to a portfolio of securities designated for trading as compared to the three months ended June 30, 2013. Net premiums and policy fees decreased $0.5 million, or 10.5%, for the three months ended June 30, 2014. Other income increased $1.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to a $1.5 million favorable variance related to gains generated on the repurchase of non-

recourse funding obligations.  For the second quarter of 2014, $1.5 million of pre-tax gains were generated from these repurchases compared to no gains during the second quarter of 2013.

Total benefits and expenses

Total benefits and expenses increased $12.0 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to a favorable $3.9 million guaranty fund allocation to business segments in the second quarter of 2013 and higher overhead expenses for the second quarter of 2014.

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

Segment operating income (loss)

Corporate and Other segment operating loss was $50.4 million for the six months ended June 30, 2014, as compared to an operating loss of $27.9 million for the six months ended June 30, 2013. The decrease resulted from a decline in net investment income and an increase in other operating expenses as compared to the six months ended June 30, 2013. The decrease in net investment income was primarily driven by lower core investment income, a $2.6 million unfavorable variance related to mortgage loan prepayment fee income, and an unfavorable variance related to income on called securities. The increase in other operating expenses was primarily due to higher overhead expenses for the six months ended June 30, 2014.

Operating revenues

Net investment income for the segment decreased $17.4 million, or 34.1%, for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in net investment income was primarily due to lower core investment income a $2.6 million unfavorable variance related to mortgage loan prepayment fee income, and an unfavorable variance related to income on called securities. Net premiums and policy fees decreased $0.8 million, or 8.1%, for the six months ended June 30, 2014. Other income increased $0.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to a $0.3 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $4.8 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily due to higher overhead expenses for the six months ended June 30, 2014.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of June 30, 2014, our investment portfolio was approximately $46.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	June 30, 2014		December 31, 2013
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2014 - $26,757,277; 2013 - $26,094,567)	$29,145,895	63.3%	$27,052,318	62.0%
Privately issued bonds (amortized cost: 2014 - $7,866,025; 2013 - $7,912,256)	8,399,127	18.3	8,110,439	18.6
Fixed maturities	37,545,022	81.6	35,162,757	80.6
Equity securities (cost: 2014 - $726,884; 2013 - $632,652)	747,395	1.6	602,388	1.4
Mortgage loans	5,294,729	11.5	5,493,492	12.6
Investment real estate	16,717	—	16,873	—
Policy loans	1,778,379	3.9	1,815,744	4.2
Other long-term investments	419,553	0.9	424,482	1.0
Short-term investments	207,545	0.5	133,024	0.2
Total investments	$46,009,340	100.0%	$43,648,760	100.0%

Included in the preceding table are $2.9 billion and $2.8 billion of fixed maturities and $91.1 million and $52.4 million of short-term investments classified as trading securities as of June 30, 2014 and December 31, 2013, respectively. The trading portfolio includes invested assets of $2.9 billion and $2.8 billion as of June 30, 2014 and December 31, 2013, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $400.0 million and $365.0 million of securities classified as held-to-maturity as of June 30, 2014 and December 31, 2013, respectively.

Fixed Maturity Investments

As of June 30, 2014, our fixed maturity investment holdings were approximately $37.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2014	December 31, 2013
AAA	12.1%	12.5%
AA	7.2	7.0
A	32.5	32.2
BBB	41.6	41.7
Below investment grade	5.5	5.6
Not rated	1.1	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2014, based upon amortized cost, $37.5 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $34.3 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2014	December 31, 2013
	(Dollars In Millions)
Corporate bonds	$29,277.9	$27,268.0
Residential mortgage-backed securities	1,734.2	1,756.0
Commercial mortgage-backed securities	1,247.5	1,129.2
Other asset-backed securities	1,137.1	1,160.2
U.S. government-related securities	1,785.9	1,704.1
Other government-related securities	78.4	108.5
States, municipals, and political subdivisions	1,884.0	1,671.7
Other	400.0	365.0
Total fixed income portfolio	$37,545.0	$35,162.7

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $34.3 billion, or 91.3%, of our fixed maturities as “available-for-sale” as of June 30, 2014. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $400.0 million, or 1.1% of our fixed maturities as “held-to-maturity” as of June 30, 2014. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.9 billion, or 7.6%, of our fixed maturities and $91.1 million of short-term investments as of June 30, 2014. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2014	December 31, 2013
	(Dollars In Thousands)
AAA	$428,959	$419,866
AA	278,151	266,173
A	870,292	854,020
BBB	942,742	924,554
Below investment grade	330,833	324,453
Total Modco trading fixed maturities	$2,850,977	$2,789,066

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2014, were approximately $4.1 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of June 30, 2014, our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of June 30, 2014.

Percentage of
Residential
Mortgage-
Backed
Type	Securities
Sequential	25.6%
PAC	37.7
Pass Through	10.8
Other	25.9
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	62.3%
AA	0.2
A	0.9
BBB	0.4
Below investment grade	36.2
100.0%

Alt-A Collateralized Holdings

As of June 30, 2014, we held securities with a fair value of $388.4 million, or 0.8% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2013, we held securities with a fair value of $395.0 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of June 30, 2014, these securities had a fair value of $140.5 million and an unrealized gain of $34.6 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of June 30, 2014:

Percentage of
Alt-A
Rating	Securities
A	1.3%
BBB	0.3
Below investment grade	98.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2014:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$5.0	$—	$—	$—	$—	$5.0
BBB	1.3	—	—	—	—	1.3
Below investment grade	382.1	—	—	—	—	382.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$388.4	$—	$—	$—	$—	$388.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$0.2	$—	$—	$—	$—	$0.2
BBB	0.1	—	—	—	—	0.1
Below investment grade	42.8	—	—	—	—	42.8
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$43.1	$—	$—	$—	$—	$43.1

Sub-prime Collateralized Holdings

As of June 30, 2014, we held securities with a total fair value of $1.9 million that were supported by collateral classified as sub-prime. As of December 31, 2013, we held securities with a fair value of $2.0 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of June 30, 2014, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.3 billion, or 2.9%, of total invested assets. As of December 31, 2013, we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2014:

Percentage of
Prime
Rating	Securities
AAA	80.4%
AA	0.2
A	0.8
BBB	0.5
Below investment grade	18.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2014:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$532.5	$317.7	$27.2	$140.9	$62.5	$1,080.8
AA	0.2	—	—	—	2.6	2.8
A	11.0	—	—	—	—	11.0
BBB	6.4	—	—	—	—	6.4
Below investment grade	242.9	—	—	—	—	242.9
Total mortgage-backed securities collateralized by prime mortgage loans	$793.0	$317.7	$27.2	$140.9	$65.1	$1,343.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$26.3	$12.1	$0.1	$0.5	$(1.7)	$37.3
AA	—	—	—	—	—	—
A	0.8	—	—	—	—	0.8
BBB	0.5	—	—	—	—	0.5
Below investment grade	11.0	—	—	—	—	11.0
Total mortgage-backed securities collateralized by prime mortgage loans	$38.6	$12.1	$0.1	$0.5	$(1.7)	$49.6

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2014, the CMBS holdings were approximately $1.2 billion. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of June 30, 2014:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.6%
AA	14.2
A	12.5
BBB	2.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2014:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$151.0	$214.8	$310.9	$149.1	$54.6	$880.4
AA	42.1	38.7	43.0	30.2	23.0	177.0
A	70.8	52.5	13.5	19.7	—	156.5
BBB	33.6	—	—	—	—	33.6
Total commercial mortgage-backed securities	$297.5	$306.0	$367.4	$199.0	$77.6	$1,247.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$9.4	$21.8	$5.7	$1.7	$1.0	$39.6
AA	2.6	3.7	(1.0)	—	0.5	5.8
A	3.2	1.0	(0.8)	(0.8)	—	2.6
BBB	0.6	—	—	—	—	0.6
Total commercial mortgage-backed securities	$15.8	$26.5	$3.9	$0.9	$1.5	$48.6

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2014, these holdings were approximately $1.1 billion. As of December 31, 2013, these holdings were approximately $1.2 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of June 30, 2014:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	49.6%
AA	19.6
A	17.7
BBB	0.6
Below investment grade	12.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of June 30, 2014:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$490.3	$13.5	$32.6	$19.3	$8.3	$564.0
AA	159.4	—	63.5	—	—	222.9
A	43.6	52.0	62.2	33.5	10.1	201.4
BBB	6.4	—	—	—	—	6.4
Below investment grade	142.4	—	—	—	—	142.4
Total other asset-backed securities	$842.1	$65.5	$158.3	$52.8	$18.4	$1,137.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$(15.3)	$1.2	$0.6	$0.6	$0.2	$(12.7)
AA	(8.9)	—	(0.3)	—	—	(9.2)
A	4.0	4.8	(0.2)	0.3	0.1	9.0
BBB	0.3	—	—	—	—	0.3
Below investment grade	18.0	—	—	—	—	18.0
Total other asset-backed securities	$(1.9)	$6.0	$0.1	$0.9	$0.3	$5.4

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2014, 98.9% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	June 30, 2014	Value	December 31, 2013	Value
	(Dollars In Thousands)
Banking	$2,883,048	7.7%	$2,663,408	7.6%
Other finance	676,220	1.8	620,051	1.8
Electric	4,033,847	10.7	3,749,786	10.7
Natural gas	2,714,653	7.2	2,364,863	6.7
Insurance	2,868,967	7.6	2,631,715	7.5
Energy	2,089,626	5.6	1,946,030	5.5
Communications	1,568,921	4.2	1,500,544	4.3
Basic industrial	1,850,580	4.9	1,673,188	4.8
Consumer noncyclical	3,226,197	8.6	3,040,080	8.6
Consumer cyclical	2,142,934	5.7	2,140,643	6.1
Finance companies	247,764	0.7	259,925	0.7
Capital goods	1,387,629	3.7	1,299,535	3.7
Transportation	946,031	2.5	908,600	2.6
Other industrial	362,104	1.0	386,079	1.1
Brokerage	653,888	1.7	627,630	1.8
Technology	1,118,190	3.0	1,007,174	2.9
Real estate	274,974	0.7	269,378	0.8
Other utility	232,356	0.6	179,346	0.5
Commercial mortgage-backed securities	1,247,514	3.3	1,129,226	3.2
Other asset-backed securities	1,137,083	3.0	1,160,238	3.3
Residential mortgage-backed non-agency securities	783,302	2.1	800,154	2.3
Residential mortgage-backed agency securities	950,961	2.5	955,791	2.7
U.S. government-related securities	1,785,847	4.8	1,704,128	4.8
Other government-related securities	78,355	0.2	108,524	0.3
State, municipals, and political divisions	1,884,031	5.0	1,671,721	4.8
Other	400,000	1.2	365,000	0.9
Total	$37,545,022	100.0%	$35,162,757	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of June 30, 2014, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $37.5 billion, which was 9.3% above amortized cost of $34.3 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2014, our mortgage loan holdings were approximately $5.3 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $43.7 million would become due for the remainder of 2014, $1.1 billion in 2015 through 2019, $501.4 million in 2020 through 2024, and $130.5 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2014 and December 31, 2013, approximately $613.8 million and $666.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six month period ended June 30, 2014 and 2013, we recognized $2.8 million and $5.8 million and $5.8 million and $9.2 million, respectively, of participating mortgage loan income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2014 and December 31, 2013, our allowance for mortgage loan credit losses was $4.3 million and $3.1 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2014, we estimated the fair value of our mortgage loans to be $5.8 billion (using discounted cash flows from the next call date), which was approximately 9.3% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of June 30, 2014, approximately $5.9 million, or 0.01%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter included acceptance of assets in satisfaction of principal, and were the result of agreements between the creditor and the debtor.  During the three and six month periods ending June 30, 2014, we accepted assets of $15.1 million in satisfaction of $16.0 million of principal resulting in a $0.9 million decrease in our investment in mortgage loans net of existing allowances for mortgage loan losses. No loans classified as troubled debt restructurings remained on our balance sheet as of June 30, 2014.

Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of June 30, 2014, $3.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the six months ended June 30, 2014. We did not foreclose on any loans during the six months ended June 30, 2014.

As of June 30, 2014, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2014. We did not foreclose on any loans during the six months ended June 30, 2014.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2014:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,125,799	12.0%
AA	2,406,877	7.0
A	11,323,495	33.0
BBB	14,688,569	42.8
Investment grade	32,544,740	94.8
BB	1,111,057	3.3
B	144,850	0.4
CCC or lower	489,686	1.5
Below investment grade	1,745,593	5.2
Total	$34,290,333	100.0%

Not included in the table above are $2.5 billion of investment grade and $334.5 million of below investment grade fixed maturities classified as trading securities and $400.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2014. The following summarizes our ten largest maturity exposures to an individual creditor group as of June 30, 2014:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$201.7	$—	$201.7
Duke Energy Corp.	174.9	—	174.9
Nextera Energy Inc.	173.2	—	173.2
AT&T Inc.	171.2	—	171.2
General Electric	169.5	—	169.5
Comcast Corp.	169.0	—	169.0
Bank of America Corp.	168.4	1.0	169.4
Wells Fargo & Co.	163.9	1.2	165.1
Exelon Corp.	158.6	—	158.6
Rio Tinto	156.0	—	156.0

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2014, we concluded that approximately $1.5 million and $3.1 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $1.0 million and $2.2 million, respectively, of non-credit losses previously recorded in other comprehensive income (loss) that were recorded in earnings. These non-credit gains were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2014. As June 30, 2014, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$627.1	$734.1	$1,361.2
Netherlands	159.3	223.4	382.7
France	117.3	239.1	356.4
Switzerland	152.2	162.4	314.6
Germany	109.1	133.4	242.5
Spain	43.2	148.7	191.9
Sweden	122.2	38.3	160.5
Belgium	—	111.6	111.6
Italy	—	108.3	108.3
Norway	12.5	91.0	103.5
Ireland	11.6	69.5	81.1
Luxembourg	—	73.6	73.6
Total securities	1,354.5	2,133.4	3,487.9
Derivatives:
United Kingdom	13.5	—	13.5
Switzerland	8.6	—	8.6
Germany	7.8	—	7.8
Total derivatives	29.9	—	29.9
Total securities	$1,384.4	$2,133.4	$3,517.8

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$20,437	$21,579	$(1,142)	$28,064	$34,433	$(6,369)
Fixed maturity losses - sales	(239)	(2,287)	2,048	(496)	(2,843)	2,347
Equity gains - sales	—	2,366	(2,366)	—	2,367	(2,367)
Impairments on fixed maturity securities	(1,460)	(2,910)	1,450	(3,051)	(6,497)	3,446
Impairments on equity securities	—	(1,090)	1,090	—	(2,087)	2,087
Modco trading portfolio	60,989	(126,694)	187,683	127,292	(142,022)	269,314
Other	(721)	(5,191)	4,470	(2,248)	(6,408)	4,160
Total realized gains (losses) - investments	$79,006	$(114,227)	$193,233	$149,561	$(123,057)	$272,618

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$6,548	$(7,654)	$14,202	$10,798	$(24,138)	$34,936
Equity futures - VA	(7,259)	(4,036)	(3,223)	(9,910)	(27,261)	17,351
Currency futures - VA	(2,887)	(112)	(2,775)	(4,165)	7,971	(12,136)
Variance swaps - VA	(823)	2,214	(3,037)	(2,673)	(8,219)	5,546
Equity options - VA	(20,949)	(8,131)	(12,818)	(33,290)	(36,537)	3,247
Interest rate swaptions - VA	(4,998)	1,639	(6,637)	(14,401)	(2,463)	(11,938)
Interest rate swaps - VA	45,169	(89,722)	134,891	102,537	(106,278)	208,815
Embedded derivative - GMWB	(13,147)	25,939	(39,086)	(40,462)	106,314	(146,776)
Funds withheld derivative	19,031	9,837	9,194	29,730	9,837	19,893
Total derivatives related to variable annuity contracts	20,685	(70,026)	90,711	38,164	(80,774)	118,938
Derivatives related to FIA contracts:
Embedded derivative - FIA	(8,307)	(41)	(8,266)	(6,574)	(41)	(6,533)
Equity futures - FIA	605	—	605	950	—	950
Volatility futures - FIA	8	—	8	8	—	8
Equity options - FIA	2,984	(19)	3,003	3,978	(19)	3,997
Total derivatives related to FIA contracts	(4,710)	(60)	(4,650)	(1,638)	(60)	(1,578)
Embedded derivative - Modco reinsurance treaties	(52,202)	144,998	(197,200)	(112,371)	161,773	(274,144)
Embedded derivative - IUL	(285)	—	(285)	(285)	—	(285)
Interest rate swaps	—	1,909	(1,909)	—	2,912	(2,912)
Derivatives with PLC(1)	33	(9,751)	9,784	138	(13,529)	13,667
Other derivatives	(141)	(479)	338	(202)	(124)	(78)
Total realized gains (losses) - derivatives	$(36,620)	$66,591	$(103,211)	$(76,194)	$70,198	$(154,624)

(1)             These derivatives include the interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the six months ended June 30, 2014, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2014, we recognized pre-tax other-than-temporary impairments of $1.5 million and $3.1 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $1.0 million and $2.2 million, respectively, of non-credit losses previously recorded in other comprehensive income in earnings as credit losses. For the three and six months ended June 30, 2013, we recognized pre-tax other-than-temporary impairments of $4.0 million and $8.6 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars In Millions)
Alt-A MBS	$1.0	$1.4	$2.0	$3.0
Other MBS	0.5	1.5	1.1	3.5
Equities	—	1.1	—	2.1
Total	$1.5	$4.0	$3.1	$8.6

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2014, we sold or otherwise disposed of securities in an unrealized loss position with a fair value of $4.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$2,544	58.0%	$(197)	39.6%
>90 days but <= 180 days	193	4.4	(2)	0.5
>180 days but <= 270 days	209	4.8	(16)	3.3
>270 days but <= 1 year	135	3.1	(20)	4.0
>1 year	1,305	29.7	(261)	52.6
Total	$4,386	100.0%	$(496)	100.0%

For the three and six months ended June 30, 2014, we sold or otherwise disposed of securities in an unrealized loss position with a fair value (proceeds) of $1.6 million and $4.4 million, respectively. The loss realized on the sale of these securities was $0.2 million and $0.5 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and six months ended June 30, 2014, we sold securities in an unrealized gain position with a fair value of $306.3 million and $571.0 million, respectively. The gain realized on the sale of these securities was $20.4 million and $28.1 million, respectively.

The $2.2 million of other realized losses recognized for the six months ended June 30, 2014, consists of the decrease in the mortgage loan reserves of $1.2 million, mortgage loan losses of $0.9 million, and partnership losses of $0.1 million.

For the three and six months ended June 30, 2014, net gains of $61.0 million and $127.3 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses, respectively. Of this amount, approximately $6.1 million and $11.8 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $52.2 million and $112.4 million during the three and six months ended June 30, 2014, respectively. These losses were primarily the result of credit spreads modestly tightening and lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $7.3 million and $9.9 million, interest rate futures resulted in pre-tax gains of $6.5 million and $10.8 million, currency futures resulted in net pre-tax losses of $2.9 million and $4.2 million, and volatility futures resulted in no pre-tax gains or losses for the three and six months ended June 30, 2014, respectively. No volatility future positions were held as of June 30, 2014.

We also use equity options, variance swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $20.9 million and $33.3 million, the variance swaps resulted in a net pre-tax loss of $0.8 million and $2.7 million, and the volatility options resulted in no pre-tax gains or losses, respectively, for three and six months ended June 30, 2014. No volatility options positions were held as of June 30, 2014.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our VA products. The interest rate swaps resulted in net pre-tax gains of $45.2 million and $102.5 million and interest rate swaptions resulted in a net pre-tax loss of $5.0 million and $14.4 million for the three and six months ended June 30, 2014, respectively.

The GMWB rider embedded derivative on variable deferred annuities, with a GMWB rider, had net realized losses of $13.1 million and $40.5 million for the three and six months ended June 30, 2014, respectively. The loss was primarily the result of a change in interest rates during 2014.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $19.0 million and $29.7 million for the three and six months ended June 30, 2014, respectively.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in no pre-tax gains or losses for the three and six months ended June 30, 2014. None of these positions were held as of June 30, 2014.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in no pre-tax gains or losses for the three and six months ended June 30, 2014. No interest rate caps were held as of June 30, 2014.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized no pre-tax gain or loss related to the interest support agreement and immaterial gains and losses related to the YRT premiums support agreement for the three and six months ended June 30, 2014, respectively. We entered into two separate portfolio maintenance agreements in October 2012. We recognized pre-tax gains of $0.1 million for the three and six months ended June 30, 2014 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

We recognized pre-tax losses of $8.3 million and $6.6 million, respectively, for the three and six months ended June 30, 2014 related to the embedded derivative on the FIA product. We use certain equity options as well as equity and volatility futures to mitigate certain equity market risks associated with the FIA. For the three and six months ended June 30, 2014, we recognized pre-tax gains of $3.6 million and $4.9 million related to these derivatives, respectively.

We recognized pre-tax losses of $0.3 million for the three and six months ended June 30, 2014 related to the embedded derivative on the indexed universal life (“IUL”) product.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2014. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.9 billion, prior to tax and DAC offsets, as of June 30, 2014, and an overall net unrealized gain of $1.1 billion as of December 31, 2013.

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2014, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,110,525	26.5%	$1,150,124	26.4%	$(39,599)	23.4%
>90 days but <= 180 days	56,323	1.3	57,379	1.3	(1,056)	0.6
>180 days but <= 270 days	55,975	1.3	57,662	1.3	(1,687)	1.0
>270 days but <= 1 year	365,632	8.7	377,489	8.6	(11,857)	7.0
>1 year but <= 2 years	1,902,212	45.3	1,975,539	45.3	(73,327)	43.3
>2 years but <= 3 years	381,204	9.1	397,867	9.1	(16,663)	9.8
>3 years but <= 4 years	30,133	0.7	33,038	0.7	(2,905)	1.7
>4 years but <= 5 years	18,139	0.4	19,767	0.5	(1,628)	1.0
>5 years	275,104	6.7	295,884	6.8	(20,780)	12.2
Total	$4,195,247	100.0%	$4,364,749	100.0%	$(169,502)	100.0%

The majority of the unrealized loss as of June 30, 2014 for both investment grade and below investment grade securities is attributable to fluctuations in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2013. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of June 30, 2014, the Barclays Investment Grade Index was priced at 97.1 bps versus a 10 year average of 164.7 bps. Similarly, the Barclays High Yield Index was priced at 373.4 bps versus a 10 year average of 601.6 bps. As of June 30, 2014, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.631%, 2.531%, and 3.360%, as compared to 10 year averages of 2.608%, 3.413%, and 4.143%, respectively.

As of June 30, 2014, 83.2% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2014, there were estimated gross unrealized losses of $7.7 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2014, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans. As of June 30, 2014, we reviewed the performance of the underlying collateral supporting these securities and determined that the expected cash flows were in line with the valuation. As such, we believe unrealized losses as of June 30, 2014 were temporary in nature.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2014, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$288,440	6.9%	$306,108	7.0%	$(17,668)	10.4%
Other finance	111,043	2.6	112,932	2.6	(1,889)	1.1
Electric	176,694	4.2	181,738	4.2	(5,044)	3.0
Natural gas	130,056	3.1	134,175	3.1	(4,119)	2.4
Insurance	140,556	3.4	144,760	3.3	(4,204)	2.5
Energy	85,842	2.0	87,554	2.0	(1,712)	1.0
Communications	179,238	4.3	186,832	4.3	(7,594)	4.5
Basic industrial	197,959	4.7	207,607	4.8	(9,648)	5.7
Consumer noncyclical	450,559	10.7	468,662	10.7	(18,103)	10.7
Consumer cyclical	201,903	4.8	209,705	4.8	(7,802)	4.6
Finance companies	2,580	0.1	2,993	0.1	(413)	0.2
Capital goods	95,585	2.3	98,820	2.3	(3,235)	1.9
Transportation	75,865	1.8	78,834	1.8	(2,969)	1.8
Other industrial	91,134	2.2	93,328	2.1	(2,194)	1.3
Brokerage	—	—	—	—	—	—
Technology	159,814	3.8	166,337	3.8	(6,523)	3.8
Real estate	—	—	—	—	—	—
Other utility	7,533	0.2	7,638	0.2	(105)	0.1
Commercial mortgage-backed securities	163,157	3.9	167,180	3.8	(4,023)	2.4
Other asset-backed securities	645,847	15.4	678,694	15.5	(32,847)	19.4
Residential mortgage-backed non-agency securities	201,144	4.8	212,936	4.9	(11,792)	7.0
Residential mortgage-backed agency securities	38,194	0.9	40,354	0.9	(2,160)	1.3
U.S. government-related securities	709,698	16.9	731,483	16.8	(21,785)	12.9
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	42,406	1.0	46,079	1.0	(3,673)	2.0
Total	$4,195,247	100.0%	$4,364,749	100.0%	$(169,502)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2014	December 31, 2013

Banking	10.4%	8.1%
Other finance	1.1	2.3
Electric	3.0	7.0
Natural gas	2.4	5.0
Insurance	2.5	4.2
Energy	1.0	2.4
Communications	4.5	5.6
Basic industrial	5.7	5.1
Consumer noncyclical	10.7	12.1
Consumer cyclical	4.6	6.1
Finance companies	0.2	0.2
Capital goods	1.9	2.8
Transportation	1.8	2.4
Other industrial	1.3	1.6
Brokerage	—	0.7
Technology	3.8	3.9
Real estate	—	0.6
Other utility	0.1	0.7
Commercial mortgage-backed securities	2.4	3.3
Other asset-backed securities	19.4	11.5
Residential mortgage-backed non-agency securities	7.0	2.5
Residential mortgage-backed agency securities	1.3	1.6
U.S. government-related securities	12.9	8.9
Other government-related securities	—	—
States, municipals, and political divisions	2.0	1.4
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2014, varies, with 5.1% maturing in less than 5 years, 31.7% maturing between 5 and 10 years, and 63.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2014:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,417,808	57.6%	$2,514,465	57.6%	$(96,657)	57.0%
BBB	1,291,077	30.8	1,335,491	30.6	(44,414)	26.2
Investment grade	3,708,885	88.4	3,849,956	88.2	(141,071)	83.2
BB	163,185	3.9	174,648	4.0	(11,463)	6.8
B	50,927	1.2	52,815	1.2	(1,888)	1.1
CCC or lower	272,250	6.5	287,330	6.6	(15,080)	8.9
Below investment grade	486,362	11.6	514,793	11.8	(28,431)	16.8
Total	$4,195,247	100.0%	$4,364,749	100.0%	$(169,502)	100.0%

As of June 30, 2014, we held a total of 390 positions that were in an unrealized loss position. Included in that amount were 89 positions of below investment grade securities with a fair value of $486.4 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $28.4 million, of which $16.8 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.1% of invested assets.

As of June 30, 2014, securities in an unrealized loss position that were rated as below investment grade represented 11.6% of the total fair value and 16.8% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of June 30, 2014, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $115.3 million. A widening of credit spreads is estimated to account for unrealized losses of $446.7 million, with changes in treasury rates offsetting this loss by an estimated $331.4 million.

The majority of our RMBS holdings as of June 30, 2014, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.91 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2014:

Weighted-Average
Non-agency portfolio	Life

Prime	8.10
Alt-A	5.47

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2014:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$185,365	38.1%	$194,552	37.8%	$(9,187)	32.3%
>90 days but <= 180 days	10,964	2.3	11,007	2.1	(43)	0.2
>180 days but <= 270 days	6,274	1.3	6,879	1.3	(605)	2.1
>270 days but <= 1 year	51,454	10.6	53,261	10.4	(1,807)	6.4
>1 year but <= 2 years	44,837	9.2	48,982	9.5	(4,145)	14.6
>2 years but <= 3 years	29,283	6.0	31,050	6.0	(1,767)	6.2
>3 years but <= 4 years	17,608	3.6	18,038	3.5	(430)	1.5
>4 years but <= 5 years	18,139	3.7	19,767	3.8	(1,628)	5.7
>5 years	122,437	25.2	131,257	25.6	(8,820)	31.0
Total	$486,361	100.0%	$514,793	100.0%	$(28,432)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2014, the fair value of securities pledged under the repurchase program was $476.3 million and the repurchase obligation of $420.5 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 11 basis points). During the six months ended June 30, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $510.2 million (at an average borrowing rate of 10 basis points) during the six months ended June 30, 2014. As of December 31, 2013, we had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2014. We did not have an outstanding balance under the Credit Facility as of June 30, 2014. PLC had an outstanding balance of $345.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of June 30, 2014.

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

We held $66.4 million of FHLB common stock as of June 30, 2014, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2014, we had $821.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2014, we reported approximately $617.0 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of June 30, 2014, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of June 30, 2014, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $25.5 million and $57.2 million was recorded as of June 30, 2014 and December 31, 2013, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2014, to fund mortgage loans in the amount of $489.6 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2014, we held cash and short-term investments of $458.4 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2014	2013
	(Dollars In Thousands)
Net cash provided by operating activities	$375,767	$262,701
Net cash used in investing activities	(492,035)	(801,912)
Net cash provided by financing activities	21,589	400,489
Total	$(94,679)	$(138,722)

For The Six Months Ended June 30, 2014 as compared to The Six Months Ended June 30, 2013

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

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $70.5 million inflows from repurchase program borrowings for the six months ended June 30, 2014 as compared to $190.0 million for the six months ended June 30, 2013 and $72.1 million inflows of investment product and universal life net activity for the six months ended June 30, 2014, as compared to $225.5 million of inflows in the prior year. Net issuances of non-recourse funding obligations equaled $29.0 million during the six months ended June 30, 2014, as compared to issuances of $30.0 million during the six months ended June 30, 2013. Dividends paid to the Company’s parent equaled $150.0 million during the six months ended June 30, 2014, as compared to $45.0 million during the six month period ended June 30, 2013.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Captive Reinsurance Companies

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2014. We hold the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial insurance company, had $575 million of non-recourse funding obligations outstanding as of June 30, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2014, securities related to $176.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $253.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of June 30, 2014, no payments have been made under these agreements.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. On June 25, 2014, we entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $915 million as of June 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and us, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. We have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by us to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, the Company has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of June 30, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during the second quarter of 2014 and was $730 million as of June 30, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and us, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of June 30, 2014, no payments have been made under these agreements.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by us and our subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and us, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2014, the principal balance of the Red Mountain note was $400 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of June 30, 2014, no payments have been made under these agreements.

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

In connection with the transaction outlined above, Golden Gate V had a $400 million outstanding non-recourse funding obligation as of June 30, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

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

In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, we have reinsured GMWB and GMDB riders related to our variable annuity contracts to Shades Creek Captive Insurance Company (“Shades Creek”), an affiliate, and wholly owned insurance subsidiary of PLC. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation. PLC has entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2014, we ceded premiums to unaffiliated third party reinsurers amounting to $348.3 million and $681.8 million, respectively. In addition, we had receivables from unaffiliated reinsurers amounting to $6.0 billion as of June 30, 2014. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of June 30, 2014:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to our financial strength ratings or those of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. With the announcement of the Dai-ichi transaction, each rating agency has  undertaken a review of our financial strength ratings and those of our insurance subsidiaries in light of the transaction. The rating agencies may take various actions, positive or negative, and their actions may not be known until the Merger closes.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of June 30, 2014, we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.51%.

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

As of June 30, 2014, we carried a $111.5 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,571,534	$93,492	$199,877	$214,124	$4,064,041
Stable value products(2)	2,515,119	934,221	1,000,612	500,094	80,192
Operating leases(3)	18,827	4,006	9,403	2,728	2,690
Home office lease(4)	80,503	1,224	2,452	76,827	—
Mortgage loan and investment commitments	498,399	498,399	—	—	—
Repurchase program borrowings(5)	420,492	420,492	—	—	—
Policyholder obligations(6)	42,425,667	1,479,704	2,850,061	2,968,005	35,127,897
Total	$50,530,541	$3,431,538	$4,062,405	$3,761,778	$39,274,820

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 15, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of June 30, 2014, $2.4 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of June 30, 2014, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $67.2 million and $399.7 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of June 30, 2014, the Level 3 fair value of these liabilities was $102.5 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. We did not adjust any quotes or prices received from brokers during the three and six months ended June 30, 2014.

Of our $2.4 billion, or 4.6% of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $745.3 million were ABS. Of this amount, $576.6 million were student loan related ABS and $168.7 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$295.8
2003	98.1
2004	115.4
2006	13.0
2007	93.7
2012	104.4
2013	24.9
Total	$745.3

The ABS was rated as follows: $478.3 million were AAA rated, $172.6 million were AA rated, $91.5 million were A rated, $2.3 million were BBB rated, and $0.6 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 16, Derivative Financial Instruments for additional information on our financial instruments.

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

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts and fixed indexed annuities:

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2014, we had outstanding mortgage loan commitments of $489.6 million at an average rate of 4.84%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary

As of June 30, 2014

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$184	$928	$1,998	$3,110
>3% - 4%	3,531	1,677	136	5,344
>4% - 5%	2,069	15	—	2,084
>5% - 6%	227	—	—	227
Subtotal	6,011	2,620	2,134	10,765

Fixed Annuities
1%	$530	$191	$323	$1,044
>1% - 2%	603	527	221	1,351
>2% - 3%	1,992	115	589	2,696
>3% - 4%	300	—	—	300
>4% - 5%	304	—	—	304
Subtotal	3,729	833	1,133	5,695
Total	$9,740	$3,453	$3,267	$16,460

Percentage of Total	59%	21%	20%	100%

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Summary” and “Liquidity and Capital Resources” and Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of this report for market risk disclosures.

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

In conducting our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2014, the Company has excluded the internal controls relating to the administrative systems and processes being provided by third parties for MONY Life Insurance Company (“MONY”) and the blocks of life and health business reinsured from MONY Life Insurance Company of America (“MLOA Business”). As of June 30, 2014, the Company is in the process of, but has not completed its own evaluation of the design and operation of the internal controls relating to the administrative systems and processes, including those currently being provided by third parties, for MONY and the MLOA business. For the three and six months ended June 30, 2014, MONY and the MLOA Business represented revenues and pre-tax income of $204.4 million and $29.2 million and $394.0 million and $52.6 million, respectively, of the Company’s consolidated income before income tax.

(b)                             Changes in internal control over financial reporting

During the three months ended June 30, 2014, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the MONY and MLOA blocks of business.

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the factors discussed in Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect the Company’s business, financial condition, or future results of operations.

Risks Related to the Proposed Dai-ichi Merger

The Merger is subject to various closing conditions, including regulatory and third party approvals.

As discussed above, on June 3, 2014, PLC entered into the Merger Agreement pursuant to which it would become a wholly owned subsidiary of Dai-ichi. Completion of the Merger is subject to certain closing conditions, including, without limitation, approval of PLC’s shareowners, the receipt of required third party consents and regulatory approvals, including those of the Financial Services Agency of Japan and domestic insurance regulators, the expiration or termination of the applicable waiting period under the Hart—Scott—Rodino Antitrust Improvements Act of 1976, which waiting period terminated on July 25, 2014, pursuant to a grant of early termination by the Federal Trade Commission, the absence of legal impediments or a material adverse effect with respect to PLC preventing the consummation of the Merger, as well as other conditions to closing as are customary in transactions such as the Merger. A number of the closing conditions are outside of the control of the Company and PLC, and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite best efforts, PLC may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the Merger would be prevented or delayed.

Failure to timely complete the Merger could adversely impact our business, financial condition and results of operations.

There is no assurance that the conditions to the Merger will be satisfied in a timely manner, or that the Merger will occur. A failure to consummate the Merger on a timely basis or at all could result in negative publicity and cause the price of PLC’s common stock to decline, to the extent PLC’s current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in PLC’s stock has increased substantially. If the Merger is not consummated, the investment goals of PLC’s shareowners may be materially different than those of its shareowners on a pre-Merger announcement basis.  For these and other reasons, failure to timely consummate the Merger could adversely impact PLC’s stock price and our perceived acquisition value, business, financial condition and results of operations.

The pendency of the Merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations.

The proposed Merger could cause disruptions to PLC and the Company’s business and business relationships, which could have an adverse impact on PLC and the Company’s results of operations, liquidity and financial condition. For example, management’s attention may be directed to Merger related considerations, current and prospective employees may experience uncertainty about their future roles with PLC and the Company which may adversely affect our ability to retain and hire key personnel, and parties with which PLC and the Company have business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us or PLC in a manner that negatively impacts PLC and the Company. In addition, PLC has incurred, and will continue to incur, significant transaction costs in connection with the Merger, and many of these fees and costs are payable regardless of whether the Merger is consummated.

Shareowner litigation against PLC, its directors and/or Dai-ichi could delay or prevent the Merger.

Transactions such as the Merger are often subject to lawsuits by shareowners. To date, multiple purported class action lawsuits have been filed by PLC shareowners seeking injunctive relief, including enjoining or rescinding the Merger, an award of unspecified damages, attorneys’ and other fees and costs, and other relief. Conditions to the closing of the Merger require that no laws or legal restraints must have been adopted or in effect, and that no restraining order, injunction or other order, judgment, decision, opinion or decree must have been issued, in each case having the effect of making the Merger illegal or otherwise prohibiting the consummation of the Merger. We cannot assure you as to the outcome of these or any similar future lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of these lawsuits. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame or altogether.

PLC’s debt ratings and the financial strength ratings of PLC and its insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement.

Following the announcement of the Dai-ichi transaction, the rating agencies have undertaken a review of PLC’s debt ratings and the financial strength ratings of the Company and our insurance subsidiaries. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Ratings, for additional information regarding the rating agencies and our ratings. The rating agencies may take various actions, positive or negative, and the result may not be known until the Merger closes.  Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations.

General Risk Factors

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

Risks Related to the Financial Environment

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

During the fourth quarter of 2010, the Federal Housing Finance Agency (“FHFA”) issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the Federal Home Loan Bank (“FHLB”). Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency. In March 2013, the FHFA issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status. Pursuant to these recommendations, individual FHLB members worked with the NAIC and trade groups on model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. The FHLB members were not able to obtain significant agreement with NAIC membership on several points; however, legislation based on the model has been introduced in several states and is not being opposed by the NAIC. Any standards or events that result in stricter regulation of or a reduced incidence of FHLB-insurer lending could have a material adverse effect on the Company.

Industry Related Risks

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. In August 2013, the Financial Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) is developing group-wide supervision requirements, including a global capital standard, to be applied to large, internationally active insurance groups (“IAIGs”), as well as standards for companies posing systemic risk to be applied to global systemically important insurers (“G-SII’s”). These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the Company, and the Company has not been identified as either an IAIG or G-SII. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

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

The Company currently uses affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities, to finance statutory requirements for so-called XXX and AXXX reserves and reserves for variable annuity contracts with guaranteed minimum withdrawal and death benefits. The NAIC, through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, place significant limitations on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The NAIC’s Financial Condition (E) Committee adopted an “interim solution for captives” in the form of a new charge requiring the Financial Analysis Working Group (or “FAWG”) to review captive transactions submitted by the states in a peer review and comment process. The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. At this time, certain high-level recommendations have been adopted and are being assigned to various NAIC working groups. However, the recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time whether or to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices and in some circumstances could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC’s Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of “multi-state insurer” found in the preambles to Parts A and B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject captives (on a prospective basis, as proposed) to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Such application would likely have a significant and adverse impact on the Company’s ability to engage in captive finance transactions on the same or a similar basis as in past periods.

Any regulatory action or changes in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the Affected Business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

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

During December 2012, the West Virginia Treasurer filed actions against PLC’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has recently sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies.

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SII’s,” or global systemically-important insurers. As with the designation of SIFI’s, it is unclear at this time how additional capital and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

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

Certain life insurance policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisors, including the Company’s affiliated broker-dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, anti-trust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including laws in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

The Company cannot predict what form any future changes to laws and/or regulations affecting participants in the financial services sector and/or insurance industry, including the Company and its competitors or those entities with which it does business, may take, or what effect, if any, such changes may have.

Item 6.                     Exhibits

Item
Number	Document
10	Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014, between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed herewith. ±
12	Consolidated Earnings Ratio
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2014, filed on August 13, 2014, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

±Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 13, 2014	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer