Form 10-K
period 2014-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2015-03-24
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐     No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2014:  None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of  March 13, 2015:  5,000,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

As further discussed under the heading “Recent Developments—Merger”, on February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity. As a result of the merger, PLC is a direct, wholly owned subsidiary of Dai-ichi Life.

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

Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 25, Operating Segments to consolidated financial statements included herein.

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

Life Marketing

The Life Marketing segment markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis, primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

The following table presents the Life Marketing segment’s sales measured by new premium:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2010	$171
2011	133
2012	121
2013	155
2014	130

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

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company’s other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment’s financial results.

On October 1, 2013 the Company completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), the Company acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as the “MONY acquisition”. The MONY acquisition allowed the Company to invest its capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions for additional information.

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

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and VA sales:

For The
Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2010	$930	$1,715	$2,645
2011	1,032	2,349	3,381
2012	592	2,735	3,327
2013	693	1,867	2,560
2014	831	953	1,784

Stable Value Products

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offers notes to both institutional and retail investors.

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

The following table presents Stable Value Products sales:

For The
Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2010	$133	$625	$758
2011	499	300	799
2012	400	222	622
2013	495	—	495
2014	42	50	92

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. The segment’s products are primarily marketed through a national network of approximately 7,150 automobile and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

The following table presents the insurance and related product sales measured by new revenue:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2010	$326
2011	395
2012	427
2013	444
2014	458

In 2014, all of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 77.5% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

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

Investments

As of December 31, 2014, the Company’s investment portfolio was approximately $45.6 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 6, Investment Operations, Note 23, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
For The	Income, and	Net	Average of	Derivative
Year Ended	Investments as of	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2010	$31,837,082	$1,624,845	5.2	$(144,438)	$117,056
2011	35,375,823	1,753,444	5.1	(155,005)	200,432
2012	37,480,220	1,789,338	4.8	(227,816)	174,692
2013	44,463,339	1,836,188	4.8	82,161	(143,984)
2014	46,326,345	2,098,013	4.5	(13,492)	198,027

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2014, the Company’s mortgage loan holdings were approximately $5.1 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Mortgage Loans to the consolidated financial statements included herein.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the current financial strength ratings of the Company and its significant member companies from the major independent rating organizations:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2

The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the debt and financial strength ratings of PLC and its subsidiaries, including as a result of our status as an indirect subsidiary of Dai-ichi Life.

Life Insurance In-Force

The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
New Business Written
Life Marketing	$35,967,402	$39,107,963	$20,488,483	$19,357,654	$30,626,739
Asset Protection	878,671	1,040,593	1,013,484	1,093,770	1,191,268
Total	$36,846,073	$40,148,556	$21,501,967	$20,451,424	$31,818,007

Business Acquired through Acquisitions	$—	$44,812,977	$—	$16,233,361	$13,185,627
Insurance In-Force at End of Year (1)
Life Marketing	$546,994,786	$535,747,678	$521,829,874	$541,899,176	$552,590,776
Acquisitions	215,223,031	235,552,325	212,812,930	217,216,920	217,101,363
Asset Protection	2,055,873	2,149,324	2,243,597	2,367,047	2,625,886
Total	$764,273,690	$773,449,327	$736,886,401	$761,483,143	$772,318,025

(1)    Reinsurance assumed has been included, reinsurance ceded (2014 - $388,890,060; 2013 - $416,809,287; 2012 - $444,950,866; 2011 - $469,530,487; 2010 - $495,056,077) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Ratio of
As of	Voluntary
December 31,	Termination
2010	4.8%
2011	5.0
2012	5.0
2013	5.1
2014	4.7

Investment Products In-Force

The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable
As of	Value	Fixed	Variable
December 31,	Products	Annuities	Annuities
(Dollars In Thousands)
2010	$3,076,233	$10,139,687	$5,622,111
2011	2,769,510	10,436,281	7,252,526
2012	2,510,559	10,107,365	10,152,515
2013	2,559,552	10,832,956	13,083,735
2014	1,959,488	10,724,849	13,383,309

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

The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

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

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded approximately 90% of its newly written traditional life insurance business on a first dollar quota share basis under coinsurance contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to yearly renewable term (“YRT”) reinsurance. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

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

Federal Taxes

Existing laws and regulations affect the taxation of the Company’s products. Income taxes that would otherwise be payable by policyholders on investment income that is earned inside certain types of insurance and annuity policies are deferred during these products’ accumulation period. This favorable tax treatment gives certain of the Company’s products a competitive advantage over non-insurance products. If the individual income tax laws are revised such that there is an elimination or scale-back of the tax-deferred status of these insurance products, or competing non-insurance products are granted a tax-deferred status, then the relative attractiveness of the Company’s products may be reduced or eliminated.

In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products.

The Company is subject to the corporate income tax within the U.S. and various states. It currently benefits from certain special tax benefits, such as deductions relating to its variable products’ separate accounts and its future policy benefits and claims. Tax legislation could be enacted that would cause the Company to lose some or all of these deductions and therefore incur additional income tax expense. In addition, life insurance products are often used to fund estate tax obligations. Changes to estate tax laws may affect the demand for life insurance products. In general, there is general uncertainty regarding the taxes to which the Company and its products will be subject to in the future. The Company cannot predict what changes to tax law will occur.

The Company and its insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the consolidation of recently-acquired life insurance companies into the Company’s consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses can cause the Company’s income tax expense to increase.

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

As technology evolves, a comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.

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

The Company and its insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company and its subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding the Company or its insurance company subsidiaries.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond the prescribed limits. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

In addition, many states, including the states in which the Company and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Recently, new holding company legislation has been adopted in certain states where the Company and its insurance subsidiaries are domiciled, which subjects such companies to increased reporting requirements. Holding company legislation has been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements (see further discussion under the heading “Recent Development — Dai-ichi Merger” related to PLC’s merger).

The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on their ability to pay dividends. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2015 is estimated to be $138.4 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

PLC’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries.

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted. However, there are still several studies and regulations yet to be written. Additionally, this is currently an area of activity and change. Both regulators and legislators continue to study, write regulations, and introduce and pass legislation related to Dodd-Frank. Any of these actions could significantly impact the Company.

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

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor is expected to re-propose a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s re-proposed rule may have on its operations.

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

Additional issues related to regulation of the Company are discussed in Item 1A, Risk Factors and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

As of December 31, 2014, PLC and the Company had approximately 2,457 employees, of which 2,441 were full-time and 16 were part-time employees. Included in the total were approximately 1,437 employees in Birmingham, Alabama, of which 1,429 were full-time and 8 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2014 was approximately $12.3 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 15, Stock-Based Compensation and Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.

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

The Company makes available free of charge through its website, www.protective.com, the Company’s annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P.O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.

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

Risks Related to the Dai-ichi Merger and our Status as an Indirect Subsidiary of Dai-ichi Life

Uncertainty following the Merger could adversely affect our business and operations.

The completion of the Merger or our status as an indirect subsidiary of a foreign global insurer could cause disruptions to the Company’s business and business relationships, which could have an adverse impact on the Company’s results of operations, liquidity and financial condition. For example, the attention of the Company’s management may be directed to post-Merger related considerations, the Company’s current and prospective employees may experience uncertainty about their future roles with the Company which may adversely affect our ability to retain and hire key personnel, and parties with which the Company has business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us in a manner that negatively impacts the Company.

The debt ratings and the financial strength ratings of PLC and its insurance subsidiaries, including the Company, may be adversely affected by it being a subsidiary of Dai-ichi Life.

Rating organizations regularly review PLC’s debt ratings and the financial strength ratings of its insurance subsidiaries, including the Company. Those organizations may take various actions, positive or negative, with respect to debt and financial strength ratings of PLC and its subsidiaries, including as a result of its status as a subsidiary of Dai-ichi Life. Any negative action by a ratings organization could have a material adverse impact on PLC and the Company’s financial condition or results of operations.

General Risk Factors

The Company is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

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

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. The Company’s business partners, counter parties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, which could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While the Company has experienced cyber-attacks in the past, to date the Company has not suffered any material harm or loss relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

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

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company from AXA Financial, Inc. MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 4, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block’s policyholders and will not revert to the benefit of the Company. However, if the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments must be made from assets outside the Closed Block. Adverse financial or investment performance of the Closed Block, or adverse mortality or lapse experience on policies in the Closed Block, may require MONY to pay policyholder benefits using assets outside the Closed Block, which events could have a material adverse impact on the Company’s financial condition or results of operations and negatively affect the Company’s risk- based capital ratios.

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

The Company’s strategies for mitigating risks arising from its day- to-day operations may prove ineffective resulting in a material adverse effect on its results of operations and financial condition.

The Company’s performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including: policy pricing, reserving and valuation; underwriting; claims processing; policy administration and servicing; administration of reinsurance; execution of its investment and hedging strategy; financial and tax reporting; and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or uncontemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company’s financial condition or results of operations.

Risks Related to the Financial Environment

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

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including AOCI), and statutory risk-based capital ratios.

Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions. In general, the Company’s results of operations improve when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

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

The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to investments in individual issuers or sectors of issuers and to mitigate the adverse effects of distressed domestic and/or international credit and/or equity markets and/or interest rate levels or volatility on its overall financial condition or results of operations.

The use of derivative financial instruments by the Company may have an adverse impact on the level of statutory capital and the risk-based capital ratios of the Company’s insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company’s strategies may not be effective.

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

The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions were desired but are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable, foreseeable, or within the Company’s control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company’s financial condition and results of operations.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as an indirect subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising equity capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

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

Like other financial institutions, and particularly life insurers, the Company may be adversely affected by these conditions. The presence of these conditions could have an adverse impact on the Company by, among other things, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of fair value accounting principles. If general economic conditions become more difficult, the Company’s ability to access sources of capital and liquidity may be limited.

Economic trends may worsen in 2015, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

Adverse actions of certain funds or their advisers could have a detrimental impact on the Company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products.

Certain of the Company’s insurance subsidiaries have arrangements with various open-end investment companies, or “mutual funds”, and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company’s variable life and annuity products. It is possible that the termination of one or more of those arrangements by the mutual fund or its adviser could have a detrimental impact on the company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company’s financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company’s control.

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

The NAIC and the Company’s state regulators may be influenced by the initiatives of international regulatory bodies, and those initiatives may not translate readily into the legal system under which U.S. insurers must operate. There is increasing pressure to conform to international standards due to the globalization of the business of insurance and the most recent financial crisis.

In addition to developments at the NAIC and in the United States, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published a methodology for identifying “global systemically important insurers” (“G-SIIs”) and high level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated a G-SII, the list of designated insurers will be updated annually by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group’s designation as a G-SII.

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”), which is targeted to be implemented in 2019. Under the proposed framework, insurance groups deemed to be IAIGs may be required by their regulators to comply with new global capital requirements, which may exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, which requires each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is possible that, as a result of the Merger, the combined group may be deemed an IAIG, in which case it may be subject to supervision and capital requirements beyond those applicable to any competitors who are not designated as an IAIG.

While it is not yet known how or if these actions will impact the Company, such regulation could result in increased costs of compliance, increased disclosure, less flexibility in capital management and more burdensome regulation and capital requirements for specific lines of business, and could impact the Company and its reserve and capital requirements, financial condition or results of operations.

Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk-based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non- domiciliary state. Neither the action of the domiciliary state nor the action of the NAIC is binding on a non-domiciliary state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk-based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The Company developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market this or other products. Such regulatory reactions could include, for example, withdrawal of state approvals of the product, or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. Certain high- level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XL VIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC’s Financial Regulation Standards and Accreditation (F) Committee is considering a proposal to include insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states within the definition of “multi-state insurer” found in the preambles to Parts A and B of the NAIC Financial Regulation Standards and Accreditation Program. If adopted, the revised definition would subject captives (on a prospective basis, as proposed) to all of the Accreditation Standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Such application would likely have a significant and adverse impact on the Company’s ability to engage in captive transactions on the same or a similar basis as in past periods.

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

PLC’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company, and its consolidated subsidiaries.

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

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non- bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so- called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted two rounds of SIFI designation consideration. However, this process is still very new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. As with the designation of SIFI’s, it is unclear at this time how additional capital and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

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

Dodd-Frank includes a new framework of regulation of over-the- counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd- Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor is expected to re- propose a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s re-proposed rule may have on its operations.

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

The Company is subject to conditions and requirements set forth in the Telephone Consumer Protection Act (“TCPA”) which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including laws in Alabama where over half of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings is deferred during the accumulation period of most life insurance and annuity products. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell such products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, new legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

The Company is subject to the federal corporate income tax in the U.S. Certain tax provisions, such as the dividends-received deduction, the deferral of current taxation on certain types of derivatives’ and securities’ economic income, and the deduction for future policy benefits and claims, are beneficial to the Company. The Obama Administration and Congress have separately made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset (in whole or in part) by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company’s net income and earnings per share to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

Group health coverage issued through associations and credit insurance coverages have received some negative publicity in the media as well as increased regulatory consideration and review and litigation. The Company has a small closed block of group health insurance coverage that was issued to members of an association.

A number of lawsuits and investigations regarding the method of paying claims have been initiated against life insurers. The Company offers payment methods that may be similar to those that have been the subject of such lawsuits and investigations.

The Company, like other financial services companies in the ordinary course of business, is involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. In addition, while the Company has entered into a Memorandum of Understanding to settle class action litigation related to the recent merger transaction, we can provide no assurances that other lawsuits will not be filed or as to the ultimate outcome of any pending or similar future lawsuits. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

The financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.         Properties

The Company and PLC’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns two buildings consisting of 310,000 square feet constructed in two phases. The first building was constructed in 1974 and the second building was constructed in 1982. Additionally, the Company leases a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

The Company leases administrative and marketing office space in 19 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.5 million.

The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.         Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors and Note 13, Commitments and Contingencies of the Notes to the Consolidated Financial Statements, each included herein.

Item 4.         Mine Safety Disclosure — Not Applicable

PART II

Item 5.         Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), which also owns all of the preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). Therefore, neither the Company’s common stock nor PL&A’s preferred stock is publicly traded.

As of December 31, 2014, approximately $730.1 million of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company and its insurance subsidiaries in 2015 is estimated to be $588.2 million.

PL&A paid no dividends on its preferred stock in 2014 or 2013. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$3,283,069	$2,967,322	$2,799,390	$2,784,134	$2,609,357
Reinsurance ceded	(1,395,743)	(1,387,437)	(1,310,097)	(1,363,914)	(1,380,712)
Net of reinsurance ceded	1,887,326	1,579,885	1,489,293	1,420,220	1,228,645
Net investment income	2,098,013	1,836,188	1,789,338	1,753,444	1,624,845
Realized investment gains (losses):
Derivative financial instruments	(13,492)	82,161	(227,816)	(155,005)	(144,438)
All other investments	205,302	(121,537)	232,836	247,753	158,420
Other-than-temporary impairment losses	(2,589)	(10,941)	(67,130)	(62,210)	(74,970)
Portion recognized in other comprehensive income (before taxes)	(4,686)	(11,506)	8,986	14,889	33,606
Net impairment losses recognized in earnings	(7,275)	(22,447)	(58,144)	(47,321)	(41,364)
Other income	294,333	250,420	230,553	189,494	110,876
Total revenues	4,464,207	3,604,670	3,456,060	3,408,585	2,936,984
Total benefits and expenses	3,725,418	3,182,171	2,996,481	2,933,310	2,603,808
Income tax expense	246,838	130,897	151,043	151,519	109,865
Net income	$491,951	$291,602	$308,536	$323,756	$223,311

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$69,992,118	$68,269,798	$57,157,583	$52,003,183	$46,717,138
Total stable value products and annuity account balances	12,910,217	13,684,805	13,169,022	13,716,358	13,667,838
Non-recourse funding obligations	1,527,752	1,495,448	1,446,900	1,248,600	1,360,800
Total shareowner’s equity	5,831,151	4,690,426	5,687,213	4,877,350	4,072,113

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors included herein.

OVERVIEW

Our business

We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC. Prior to February 1, 2015 and for the periods this report presents PLC’s stock was publicly traded on the New York Stock Exchange. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

•                  Asset Protection - We market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, this segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

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

RECENT DEVELOPMENTS — DAI-ICHI MERGER

As described in Note 5, Dai-ichi Merger, to the consolidated financial statements, on June 3, 2014, PLC entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provides for the merger of DL Investment (Delaware), Inc. with and into PLC (the “Merger”), with PLC surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. The Merger was completed as of February 1, 2015 with appropriate approvals from both PLC’s current shareholders of record and all relevant or required regulatory bodies, and as a result, each share of PLC’s common stock, par value of $0.50 per share, issued and outstanding immediately prior to the merger, other than certain excluded shares, was converted into the right to receive $70 in cash, without interest, (the “Per Share Merger Consideration”). Shares of common stock held by Dai-ichi Life or PLC or their respective direct or indirect wholly owned subsidiaries were not entitled to receive the Per Share Merger Consideration. Stock appreciation rights, restricted stock units and performance shares issued under various benefit plans will be paid out as described in Note 5, Dai-ichi Merger, to the consolidated financial statements included in this report, under the heading “Treatment of Benefit Plans”.

For additional information regarding the Merger and related matters, including the treatment of benefit plans, please refer to PLC’s Current Reports on Form 8-K filed with the SEC on June 4, 2014, September 25, 2014, and February 3, 2015, PLC’s definitive proxy statement filed with the SEC on August 25, 2014, as amended on August 27, 2014, and Note 5, Dai-ichi Merger, to the consolidated financial statements included in this report.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

Risks Related to the Dai-ichi Merger and our Status as an Indirect Subsidiary of Dai-ichi Life

•                  uncertainty following the Merger could adversely affect our business and operations;

•                  the debt ratings and the financial strength ratings of PLC and its insurance subsidiaries, including the Company, may be adversely affected by it being a subsidiary of Dai-ichi Life;

General

•                  exposure to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change, could adversely affect our operations and results;

•                  a disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect our business, financial condition and results of operations;

•                  confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging our business and reputation and adversely affecting our financial condition and results of operations;

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

•                  adverse actions of certain funds or their advisers could have a detrimental impact on our ability to sell our variable life and annuity products, or maintain current levels of assets in those products;

•                  the amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of our control;

Industry

•                  we are highly regulated and are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self- regulatory agencies;

•                  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•                  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

•                  the financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

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

Fair Value of Financial Instruments - FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 22, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2014, $2.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2014, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $44.6 million and $506.3 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2014, the Level 3 fair value of these liabilities was $97.8 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2014, we did not adjust any prices received from independent brokers.

Evaluation of Other-Than-Temporary Impairments - One of the significant estimates related to available-for-sale and held-to-maturity securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale or held-to-maturity security is judged to be other-than-temporary, the security’s basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis on the date an other-than-temporary impairment is recognized. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s future yields, assuming that future expected cash flows on the securities can be properly estimated.

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

During the years ended December 31, 2014, 2013, and 2012, we recorded pre-tax other than temporary impairments of investments of $2.6 million, $10.9 million, and $67.1 million, respectively. Credit impairments recorded in earnings during the year ended December 31, 2014, were $7.3 million. During the year ended December 31, 2013, $11.5 million of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. Of the $67.1 million of impairments for the year ended December 31, 2012, $58.1 million was recorded in earnings and $9.0 million was recorded in other comprehensive income.

For the year ended December 31, 2014, there were no other-than-temporary impairments related to equity securities, and for the year ended December 31, 2013, there were $3.3 million of other-than-temporary impairments related to equity securities. For the year ended December 31, 2012, there were no other-than-temporary impairments related to equity securities. For the years ended December 31, 2014, 2013, and 2012, there were $2.6 million, $7.6 million, and $67.1 million of other-than-temporary impairments related to debt securities, respectively.

For the years ended December 31, 2014, 2013, and 2012, there were no other-than-temporary impairments related to debt or equity securities that we intend to sell or expect to be required to sell.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Investment Operations, to the consolidated financial statements. As of December 31, 2014, we held $33.9 billion of available-for-sale investments, including $4.1 billion in investments with a gross unrealized loss of $213.4 million, and $435.0 million of held-to-maturity investments, none of which were in an unrealized loss position.

Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2014, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $270.7 million and $629.5 million, respectively.

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

Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2014, our third party reinsurance receivables amounted to $5.9 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the year ended December 31, 2014, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in a favorable unlocking impact of $0.6 million.

Deferred Acquisition Costs and Value of Business Acquired - We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2014, we had deferred acquisition costs (“DAC”)/value of business acquired (“VOBA”) of $3.2 billion.

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

Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, we compare its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to certain of our operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. We estimate, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. As of December 31, 2014, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2014, we had goodwill of $77.6 million.

Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2014, we had total policy liabilities and accruals of $31.5 billion.

Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2014, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMWB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2014, the GMDB liability, including the impact of reinsurance was $21.4 million.

Guaranteed Minimum Withdrawal Benefits — We establish reserves for guaranteed minimum withdrawal benefits (“GMWB”) on our VA products. The GMWB is carried at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5% to 100%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. We reinsure certain risks associated with the GMWB to Shades Creek. As of December 31, 2014, our net GMWB liability held, including the impact of reinsurance was $25.9 million.

Pension and Other Postretirement Benefits - Determining PLC’s obligations to employees under its pension plans and other postretirement benefit plans requires the use of assumptions. The calculation of the liability and expense related to PLC’s benefit plans incorporates the following significant assumptions:

•                  appropriate weighted average discount rate;

•                  estimated rate of increase in the compensation of employees; and

•                  expected long-term rate of return on the plan’s assets.

See Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.

Stock-Based Payments - Accounting for stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. See Note 15, Stock-Based Compensation, to the consolidated financial statements included in this report for further information.

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

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to DAC, VOBA, and benefits and settlement expenses. Segment operating income (loss) also excludes changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims, and the related amortization of DAC attributed to each of these items.

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

However, segment operating income (loss) should not be viewed as a substitute for net income calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$116,875	$106,812	$102,114	9.4%	4.6%
Acquisitions	254,021	154,003	171,060	64.9	(10.0)
Annuities	204,015	166,278	117,778	22.7	41.2
Stable Value Products	73,354	80,561	60,329	(8.9)	33.5
Asset Protection	26,274	20,148	9,765	30.4	n/m
Corporate and Other	(99,048)	(74,620)	1,119	(32.7)	n/m
Total segment operating income	575,491	453,182	462,165	27.0	(1.9)
Realized investment gains (losses) - investments(1)	151,035	(140,236)	188,729
Realized investment gains (losses) - derivatives	12,263	109,553	(191,315)
Income tax expense	(246,838)	(130,897)	(151,043)
Net income	$491,951	$291,602	$308,536	68.7	(5.5)

Investment gains (losses)(2)	$198,027	$(143,984)	$174,692
Less: amortization related to DAC/VOBA and benefits and settlement expenses	46,992	(3,748)	(14,037)
Realized investment gains (losses) - investments	$151,035	$(140,236)	$188,729

Derivative gains (losses) (3)	$(13,492)	$82,161	$(227,816)
Less: VA GMWB economic cost	(25,755)	(27,392)	(36,501)
Realized investment gains (losses) - derivatives	$12,263	$109,553	$(191,315)

(1)             Includes credit related other-than-temporary impairments of $7.3 million, $22.4 million, and $58.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)             Includes realized investment gains (losses) before related amortization.

(3)             Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Net income for the year ended December 31, 2014, included a $122.3 million, or 27.0%, increase in segment operating income. The increase was primarily related to a $10.1 million increase in the Life Marketing segment, a $100.0 million increase in the Acquisition segment, a $37.7 million increase in the Annuities segment, and a $6.1 million increase in the Asset Protection segment. These increases were partially offset by a $7.2 million decrease in the Stable Value Products segment and a $24.4 million decrease in the Corporate and Other segment.

We experienced net realized gains of $184.5 million for the year ended December 31, 2014, as compared to net realized losses of $61.8 million for the year ended December 31, 2013. The gains realized for the year ended December 31, 2014, were primarily related to gains of $75.6 million related to investment securities sale activity, net gains of $94.0 million of derivatives related to VA contracts, and $36.7 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $7.3 million for other-than-temporary impairment credit-related losses, $6.1 million of losses for derivatives related to fixed indexed annuity (“FIA”) contracts, and net losses of $8.4 million related to other investment and derivative activity.

•                  Life Marketing segment operating income was $116.9 million for the year ended December 31, 2014, representing an increase of $10.1 million, or 9.4%, from the year ended December 31, 2013. The increase was primarily due to higher premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional life mortality. These increases were largely offset by less favorable universal life mortality, unfavorable prospective unlocking compared to 2013, and higher operating expenses.

•                  Acquisitions segment operating income was $254.0 million for the year ended December 31, 2014 an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in unlocking of $19.3 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.

•                  Annuities segment operating income was $204.0 million for the year ended December 31, 2014, as compared to $166.3 million for the year ended December 31, 2013, an increase of $37.7 million, or 22.7%. This increase was a result of higher net policy fees and other income in the VA line, lower credited interest, and a favorable change in single premium immediate annuities (“SPIA”) mortality results. These favorable increases were partially offset by an unfavorable change in unlocking and other operating expenses and increased ceded policy fees. The segment recorded a favorable $2.1 million of unlocking for year ended December 31, 2014, as compared to favorable unlocking of $11.7 million for the year ended December 31, 2013.

•                  Stable Value Products segment operating income was $73.4 million and decreased $7.2 million, or 8.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values offset by higher operating spreads and lower expenses. Participating mortgage income for the year ended December 31, 2014 was $4.9 million, as compared to $12.1 million for the year ended December 31, 2013. The adjusted operating spread, which excludes participating income and other income, increased by 4 basis points for the year ended December 31, 2014 over the prior year.

•                  Asset Protection segment operating income was $26.3 million, representing an increase of $6.1 million, or 30.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract earnings increased $5.3 million primarily due to lower loss ratios and higher sales. Credit insurance earnings increased $1.8 million primarily due to lower loss ratios and lower expenses in 2014. Earnings from the GAP product line decreased $1.0 million primarily resulting from higher loss ratios.

•                  Corporate and Other segment operating loss was $99.0 million for the year ended December 31, 2014, as compared to an operating loss of $74.6 million for the year ended December 31, 2013. The decrease was primarily due to a $20.7 million unfavorable variance related to other operating expenses and a $8.0 million unfavorable variance related to a decrease in net investment income. Offsetting these negative variances was a $3.0 million favorable variance related to gains on the repurchase of non-recourse funding obligations.

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

We experienced net realized losses of $61.8 million for the year ended December 31, 2013, as compared to net realized losses of $53.1 million for the year ended December 31, 2012. The losses realized for the year ended December 31, 2013, were primarily related to $22.4 million for other-than-temporary impairment credit-related losses, net losses of $112.0 million of derivatives related to variable annuity contracts, and a $24.9 million loss related to other investment and derivative activity.  Partially offsetting these losses were gains of $66.4 million of gains related to investment securities sale activity, $27.0 million of gains related to the net activity of the modified coinsurance portfolio, $3.0 million of gains related to interest rate swaps, and net gains of $1.1 million of derivatives related to FIA contracts.

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

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,684,393	$1,634,132	$1,575,074	3.1%	3.7%
Reinsurance ceded	(830,207)	(838,023)	(831,713)	0.9	(0.8)
Net premiums and policy fees	854,186	796,109	743,361	7.3	7.1
Net investment income	553,006	521,219	486,374	6.1	7.2
Other income	2,813	3,204	3,919	(12.2)	(18.2)
Total operating revenues(1)	1,410,005	1,320,532	1,233,654	6.8	7.0
Realized gains (losses)- investments	11,633	3,877	—	n/m	n/m
Realized gains (losses)- derivatives	157	—	—	n/m	n/m
Total revenues	1,421,795	1,324,409	1,233,654	7.4	7.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,073,660	1,142,619	1,054,645	(6.0)	8.3
Amortization of deferred policy acquisition costs	171,782	24,838	45,079	n/m	(44.9)
Other operating expenses	47,688	46,263	31,816	3.1	45.4
Operating benefits and expenses	1,293,130	1,213,720	1,131,540	6.5	7.3
Amortization related to benefits and settlement expenses(1)	1,726	513	—	n/m	n/m
Amortization of DAC related to realized gains (losses)- investments(1)	4,025	936	—	n/m	n/m
Total benefits and expenses	1,298,881	1,215,169	1,131,540	6.9	7.4
INCOME BEFORE INCOME TAX	122,914	109,240	102,114	12.5	7.0
Less: realized gains (losses)(1)	11,790	3,877	—
Less: amortization related to benefits and settlement expenses(1)	(1,726)	(513)	—
Less: related amortization of DAC(1)	(4,025)	(936)	—
OPERATING INCOME	$116,875	$106,812	$102,114	9.4	4.6

(1) During the year ended December 31, 2013, we began allocating realized gains and losses and associated amortization of DAC and benefits and settlement expenses to certain of our segments to better reflect the economics of the investments supporting these segments. Prior year realized gains and losses are not comparable to the current year presentation.

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales By Product
Traditional	$501	$1,293	$1,115	(61.3)%	16.0%
Universal life	129,508	153,428	117,099	(15.6)	31.0
BOLI	22	—	3,253	n/m	n/m
	$130,031	$154,721	$121,467	(16.0)	27.4
Sales By Distribution Channel
Independent agents	$98,755	$108,180	$73,692	(8.7)	46.8
Stockbrokers / banks	28,588	44,343	42,973	(35.5)	3.2
BOLI / other	2,688	2,198	4,802	22.3	(54.2)
	$130,031	$154,721	$121,467	(16.0)	27.4
Average Life Insurance In-force(1)
Traditional	$400,127,927	$424,012,114	$449,462,487	(5.6)	(5.7)
Universal life	139,824,061	109,131,467	80,331,839	28.1	35.9
	$539,951,988	$533,143,581	$529,794,326	1.3	0.6
Average Account Values
Universal life	$7,178,418	$6,965,424	$6,501,025	3.1	7.1
Variable universal life	559,566	475,064	387,424	17.8	22.6
	$7,737,984	$7,440,488	$6,888,449	4.0	8.0

(1)Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
First year commissions	$154,241	$169,597	$124,030	(9.1)%	36.7%
Renewal commissions	31,824	34,855	35,231	(8.7)	(1.1)
First year ceding allowances	(2,309)	(4,139)	(4,538)	44.2	8.8
Renewal ceding allowances	(148,599)	(167,853)	(166,445)	11.5	(0.8)
General & administrative	180,982	175,641	147,582	3.0	19.0
Taxes, licenses, and fees	28,192	36,823	35,439	(23.4)	3.9
Other operating expenses incurred	244,331	244,924	171,299	(0.2)	43.0
Less: commissions, allowances & expenses capitalized	(196,643)	(198,661)	(139,483)	1.0	(42.4)
Other operating expenses	$47,688	$46,263	$31,816	3.1	45.4

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment operating income

Operating income was $116.9 million for the year ended December 31, 2014, representing an increase of $10.1 million, or 9.4%, from the year ended December 31, 2013. The increase was primarily due to higher premiums and policy fees, higher investment income due to an increase in reserves, and favorable traditional life mortality. These increases were largely offset by less favorable universal life mortality, unfavorable prospective unlocking compared to 2013, and higher operating expenses.

Operating revenues

Total operating revenues for the year ended December 31, 2014, increased $89.5 million, or 6.8%, as compared to the year ended December 31, 2013. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block and higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $58.1 million, or 7.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in premium and policy fees associated with growth of the universal life block of business and the impact from a reinsurance settlement on ceded premiums, which was almost entirely offset in benefit and settlement expense during 2014. The increase was partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $31.8 million, or 6.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Of the increase in net investment income, $19.2 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $10.4 million due to a net increase in reserves.

Other income

Other income decreased $0.4 million, or 12.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease relates primarily to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses decreased by $69.0 million, or 6.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the impact of unlocking and favorable traditional life mortality, partially offset by growth in retained universal life insurance in-force and less favorable universal life mortality. Universal life and BOLI unlocking decreased policy and settlement expenses $50.2 million in 2014, as compared to an increase of $50.5 million in 2013. Unlocking in 2014 was largely driven by assumption changes to mortality, reinsurance, and portfolio yields. Reinsurance, lapses, yields, and credited interest contributed to the unlocking in 2013. Of the total impact due to unlocking, $23.5 million is offset by the decline in ceded premiums during 2014 due to the reinsurance settlement noted above.

Amortization of DAC

DAC amortization increased $146.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to differing impacts of unlocking. Unlocking during 2014 increased DAC amortization by $94.0 million, as compared to a decrease of $47.6 million in 2013. The unlocking of DAC during 2014 was largely offset by favorable unlocking impacting benefit and settlement expenses.

Other operating expenses

Other operating expenses increased $1.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase reflects higher general administrative expenses, offset by reduced new business acquisition costs associated with lower sales.

Sales

Sales for the segment decreased $24.7 million, or 16.0%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Universal life sales decreased $23.9 million due to sales in 2013 of a product that we are no longer marketing.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(830,207)	$(838,023)	$(831,713)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(819,301)	(818,597)	(823,510)
Amortization of deferred policy acquisition costs	(57,270)	(45,574)	(41,734)
Other operating expenses (1)	(148,062)	(144,801)	(142,169)
Total benefits and expenses	(1,024,633)	(1,008,972)	(1,007,413)

NET IMPACT OF REINSURANCE	$194,426	$170,949	$175,700

Allowances received	$(150,908)	$(169,552)	$(170,982)
Less: Amount deferred	2,846	24,751	28,813
Allowances recognized (ceded other operating expenses) (1)	$(148,062)	$(144,801)	$(142,169)

(1)Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 200%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

The decrease in ceded premiums for 2014 as compared to 2013 was caused primarily by lower ceded universal life premiums and policy fees of $5.0 million and lower ceded traditional life premiums of $2.3 million. Ceded universal life premiums decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was due to a $23.5 million reduction in ceded premiums from a reinsurance settlement, which more than offset the increase in ceded universal life in-force during the year. Ceded traditional life premiums decreased from the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to fluctuations in the number of policies entering their post level period.

Ceded benefits and settlement expenses were higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in change in ceded reserves. Traditional ceded benefits decreased $3.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to lower ceded death benefits, largely offset by an increase in ceded reserves. Universal life ceded benefits increased $5.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in ceded reserves due to the impact of unlocking on ceded premium. Ceded universal life claims were $72.4 million higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Ceded amortization of deferred policy acquisitions costs increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the differences in unlocking between the two periods.

Total allowances recognized for the year ended December 31, 2014, increased from the year ended December 31, 2013, with the impact of the allowance pattern on older universal life business and changes in the mix of business. This increase more than offset the impact of the continued reduction in our traditional life reinsurance allowances due to runoff from the number of policies reaching their post level period.

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

Total allowances recognized for the year ended December 31, 2013, increased slightly from the year ended December 31, 2012, as the impact of growth in the universal life product line more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

Acquisitions

Segment Results of Operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,171,550	$929,125	$847,080	26.1%	9.7%
Reinsurance ceded	(399,530)	(409,648)	(387,245)	2.5	(5.8)
Net premiums and policy fees	772,020	519,477	459,835	48.6	13.0
Net investment income	874,653	617,298	550,334	41.7	12.2
Other income	15,963	6,924	6,003	n/m	15.3
Total operating revenues	1,662,636	1,143,699	1,016,172	45.4	12.5
Realized gains (losses) - investments	162,310	(160,065)	178,941	n/m	n/m
Realized gains (losses) - derivatives	(104,767)	202,945	(130,818)	n/m	n/m
Total revenues	1,720,179	1,186,579	1,064,295	45.0	11.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,227,751	839,616	716,893	46.2	17.1
Amortization of value of business acquired	58,515	71,836	76,505	(18.5)	(6.1)
Other operating expenses	122,349	78,244	51,714	56.4	51.3
Operating benefits and expenses	1,408,615	989,696	845,112	42.3	17.1
Amortization related to benefits and settlement expenses(1)	20,085	11,770	—	70.6	n/m
Amortization of VOBA related to realized gains (losses) - investments	1,516	926	746	63.7	24.1
Total benefits and expenses	1,430,216	1,002,392	845,858	42.7	18.5
INCOME BEFORE INCOME TAX	289,963	184,187	218,437	57.4	(15.7)
Less: realized gains (losses)	57,543	42,880	48,123
Less: amortization related to benefits and settlement expenses(1)	(20,085)	(11,770)	—
Less: related amortization of VOBA	(1,516)	(926)	(746)
OPERATING INCOME	$254,021	$154,003	$171,060	64.9	(10.0)

(1) During the year ended December 31, 2013, we began allocating benefits and settlement expenses associated with realized gains and losses to the Acquisitions segment. Prior period amounts of amortization related to benefits and settlement expenses are not comparable.

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$188,466,828	$167,594,421	$179,586,818	12.5%	(6.7)%
Universal life	34,995,011	27,771,451	30,351,626	26.0	(8.5)
	$223,461,839	$195,365,872	$209,938,444	14.4	(6.9)
Average Account Values(5)
Universal life	$4,555,949	$3,330,496	$3,418,753	36.8	(2.6)
Fixed annuity(2)	3,780,914	3,033,811	3,187,616	24.6	(4.8)
Variable annuity	1,474,256	583,758	597,467	n/m	(2.3)
	$9,811,119	$6,948,065	$7,203,836	41.2	(3.6)
Interest Spread - UL & Fixed Annuities(5)
Net investment income yield(3)	5.64%	5.73%	5.83%
Interest credited to policyholders	3.99	4.00	3.99
Interest spread	1.65%	1.73%	1.84%

(1)Amounts are not adjusted for reinsurance ceded.

(2)Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4)Excludes $44,812,977 related to the MONY acquisition for the year ended December 31, 2013.

(5)Excludes the MONY acquisition for the year ended December 31, 2013.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment Operating Income

Operating income was $254.0 million for the year ended December 31, 2014 an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in unlocking of $19.3 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.

Operating Revenues

Net premiums and policy fees increased $252.5 million, or 48.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The impact of the MONY acquisition increased $277.4 million in 2014 compared to 2013, which reflects four quarters in 2014 as compared to one quarter in 2013. In addition, a 2014 reinsurance recapture increased net premiums compared to 2013. This increase was partly offset by expected runoff. Net investment income increased $257.3 million, or 41.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the MONY acquisition, which was offset by expected runoff of other blocks of business.

Total Benefits and Expenses

Total benefits and expenses increased $427.8 million, or 42.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to a $493.6 million impact from the MONY acquisition which was partly offset by more favorable unlocking, a reinsurance recapture, and the expected runoff of the in-force business. Unlocking was favorable $14.1 million for the year ended December 31, 2014, as compared to unfavorable unlocking of $5.2 million for the year ended December 31, 2013.

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

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(399,530)	$(409,648)	$(387,245)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(340,647)	(330,153)	(320,662)
Amortization of deferred policy acquisition costs	(13,885)	(8,968)	(11,766)
Other operating expenses	(45,596)	(50,159)	(54,595)
Total benefits and expenses	(400,128)	(389,280)	(387,023)

NET IMPACT OF REINSURANCE (1)	$598	$(20,368)	$(222)

(1)Assumes no investment income on reinsurance. Foregone investment income would be an unfavorable impact if it were included.

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

The net impact of reinsurance is more favorable by $20.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to a decrease in ceded premiums in relation to the increase in ceded benefits and settlement expenses. This was primarily driven by higher ceded claims in 2014.

The net impact of reinsurance decreased $20.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to an increase in ceded premiums in relation to the increase in ceded benefits and settlement expenses. This was primarily driven by the MONY acquisition in the fourth quarter of 2013.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$149,825	$132,317	$97,928	13.2%	35.1%
Reinsurance ceded	(74,379)	(51,974)	(26)	(43.1)	n/m
Net premiums and policy fees	75,446	80,343	97,902	(6.1)	(17.9)
Net investment income	465,849	468,329	504,342	(0.5)	(7.1)
Realized gains (losses) - derivatives	(25,755)	(27,392)	(36,501)	6.0	25.0
Other income	146,414	122,828	82,607	19.2	48.7
Total operating revenues	661,954	644,108	648,350	2.8	(0.7)
Realized gains (losses) - investments	9,601	8,418	28,470	14.1	(70.4)
Realized gains (losses) - derivatives, net of economic cost	113,621	(83,522)	(66,331)	n/m	(25.9)
Total revenues	785,176	569,004	610,489	38.0	(6.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	305,207	320,209	369,692	(4.7)	(13.4)
Amortization of deferred policy acquisition costs and value of business acquired	37,089	47,355	60,032	(21.7)	(21.1)
Other operating expenses	115,643	110,266	100,848	4.9	9.3
Operating benefits and expenses	457,939	477,830	530,572	(4.2)	(9.9)
Amortization related to benefits and settlement expenses	9,281	(2,036)	(70)	n/m	n/m
Amortization of DAC related to realized gains (losses) - investments	10,359	(15,857)	(14,713)	n/m	(7.8)
Total benefits and expenses	477,579	459,937	515,789	3.8	(10.8)
INCOME BEFORE INCOME TAX	307,597	109,067	94,700	n/m	15.2
Less: realized gains (losses) - investments	9,601	8,418	28,470
Less: realized gains (losses) - derivatives, net of economic cost	113,621	(83,522)	(66,331)
Less: amortization related to benefits and settlement expenses	(9,281)	2,036	70
Less: related amortization of DAC	(10,359)	15,857	14,713
OPERATING INCOME	$204,015	$166,278	$117,778	22.7	41.2

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
Fixed annuity	$831,147	$693,128	$591,711	19.9%	17.1%
Variable annuity	952,641	1,866,494	2,734,985	(49.0)	(31.8)
	$1,783,788	$2,559,622	$3,326,696	(30.3)	(23.1)
Average Account Values
Fixed annuity(1)	$8,220,560	$8,233,343	$8,559,562	(0.2)	(3.8)
Variable annuity	12,309,922	10,696,375	7,550,714	15.1	41.7
	$20,530,482	$18,929,718	$16,110,276	8.5	17.5
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.44%	5.50%	5.80%
Interest credited to policyholders	3.33	3.53	3.85
Interest spread	2.11%	1.97%	1.95%

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$27,801	$(31,216)	$21,138	$59,017	$(52,354)
Equity futures - VA	(26,104)	(52,640)	(50,797)	26,536	(1,843)
Currency futures - VA	14,433	(469)	(2,763)	14,902	2,294
Volatility futures - VA	—	—	(132)	—	132
Variance swaps - VA	(744)	(11,310)	(11,792)	10,566	482
Equity options - VA	(41,216)	(95,022)	(37,370)	53,806	(57,652)
Volatility options - VA	—	(115)	—	115	(115)
Interest rate swaptions - VA	(22,280)	1,575	(2,260)	(23,855)	3,835
Interest rate swaps - VA	214,164	(157,408)	3,264	371,572	(160,672)
Embedded derivative - GMWB(1)	(119,844)	162,737	(22,120)	(282,581)	184,857
Funds withheld derivative	47,792	71,862	—	(24,070)	71,862
Total derivatives related to variable annuity contracts	94,002	(112,006)	(102,832)	206,008	(9,174)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(16,932)	(942)	—	(15,990)	(942)
Equity futures - FIA	870	173	—	697	173
Volatility futures - FIA	20	(5)	—	25	(5)
Equity options - FIA	9,906	1,866	—	8,040	1,866
Total derivatives related to FIA contracts	(6,136)	1,092	—	(7,228)	1,092
Economic cost- VA GMWB(2)	25,755	27,392	36,501	(1,637)	(9,109)
Realized gains (losses) - derivatives, net of economic cost	$113,621	$(83,522)	$(66,331)	$197,143	$(17,191)

(1) Includes impact of nonperformance risk of $(1.5) million and $(7.2) million for the year ended December 31, 2014 and 2013, respectively.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2014	2013	Change
	(Dollars In Thousands)

GMDB - Net amount at risk(1)	$82,346	$85,137	(3.3)%
GMDB Reserves	21,403	13,324	60.6
GMWB and GMAB Reserves	25,964	(93,881)	n/m
Account value subject to GMWB rider(2)	9,738,496	9,513,847	2.4
GMWB Benefit Base(2)	9,837,891	9,162,797	7.4
GMAB Benefit Base	4,967	5,441	(8.7)
S&P 500® Index	2,059	1,848	11.4

(1)Guaranteed death benefits in excess of contract holder account balance.

(2)Amounts are not adjusted for reinsurance ceded.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment operating income

Segment operating income was $204.0 million for the year ended December 31, 2014, as compared to $166.3 million for the year ended December 31, 2013, an increase of $37.7 million, or 22.7%. This increase was a result of higher net policy fees and other income in the VA line, lower credited interest, and a favorable change in SPIA mortality results. These favorable increases were partially offset by an unfavorable change in unlocking and other operating expenses and increased ceded policy fees. The segment recorded a favorable $2.1 million of unlocking for year ended December 31, 2014, as compared to favorable unlocking of $11.7 million for the year ended December 31, 2013.

Operating revenues

Segment operating revenues increased $17.9 million, or 2.8%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in other income from the VA line of business along with a decrease in GMWB economic cost. Those increases were partially offset by increased ceded policy fees.  Average fixed account balances decreased by 0.2% and average variable account balances grew 15.1% for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Benefits and settlement expenses

Benefits and settlement expenses decreased $15.0 million, or 4.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This decrease was primarily the result of lower credited interest, lower realized losses in the market value adjusted line, and a favorable change in the SPIA mortality variance.  These favorable changes were partially offset by unfavorable changes in guaranteed benefit reserves and unlocking.

Amortization of DAC

The decrease in DAC amortization for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a favorable change in normal amortization, primarily due to lower rates of amortization in the VA line. The segment recorded favorable DAC unlocking of $9.8 million for the year ended December 31, 2014, as compared to favorable unlocking of $13.8 million for the year ended December 31, 2013.

Other operating expenses

Other operating expenses increased $5.4 million, or 4.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to higher renewal commissions partially offset by lower acquisition expenses and lower guaranty fund assessments.

Sales

Total sales decreased $775.8 million, or 30.3%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Sales of variable annuities decreased $913.9 million, or 49.0% for the year ended December 31, 2014, as compared to the year ended December 31, 2013 primarily due to product changes. Sales of fixed annuities increased by $138.0 million, or 19.9% for the year ended December 31, 2014, as compared to the year ended December 31, 2013, driven by sales of fixed indexed annuities.

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

Reinsurance

During the year ended December 31, 2013, the Annuity segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek, a subsidiary of PLC.  The cost of reinsurance to the segment is reflected in the chart shown below. Prior to April 1, 2013, we paid as a dividend all of Shades Creek’s outstanding common stock to its parent, PLC. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(74,379)	$(51,974)	$(26)
Realized gains (losses)- derivatives	44,912	32,344	—
Total operating revenues	(29,467)	(19,630)	(26)
Realized gains (losses)- derivatives, net of economic cost	284,391	(123,241)	—
Total revenues	254,924	(142,871)	(26)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(1,962)	(1,247)	—
Amortization of deferred policy acquisition costs	(4,074)	(853)	—
Other operating expenses	(2,147)	(1,684)	—
Operating benefits and expenses	(8,183)	(3,784)	—
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	56,172	(30,483)	—
Total benefit and expenses	47,989	(34,267)	—

NET IMPACT OF REINSURANCE	$206,935	$(108,604)	$(26)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is favorable by $206.9 million for the year December 31, 2014, as compared to the unfavorable net impact of $108.6 million for the year ended December 31, 2013, primarily due to realized gains on derivatives that were ceded.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Net investment income	$107,170	$123,798	$128,239	(13.4)%	(3.5)%
Other income	3,536	759	1	n/m	n/m
Total operating revenues	110,706	124,557	128,240	(11.1)	(2.9)
Realized gains (losses)	17,002	(1,583)	(4,966)	n/m	68.1
Total revenues	127,708	122,974	123,274	3.8	(0.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	35,559	41,793	64,790	(14.9)	(35.5)
Amortization of deferred policy acquisition costs	380	398	947	(4.5)	(58.0)
Other operating expenses	1,413	1,805	2,174	(21.7)	(17.0)
Total benefits and expenses	37,352	43,996	67,911	(15.1)	(35.2)
INCOME BEFORE INCOME TAX	90,356	78,978	55,363	14.4	42.7
Less: realized gains (losses)	17,002	(1,583)	(4,966)
OPERATING INCOME	$73,354	$80,561	$60,329	(8.9)	33.5

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
GIC	$41,650	$494,582	$400,104	(91.6)%	23.6%
GFA - Direct Institutional	50,000	—	221,500	n/m	n/m
	$91,650	$494,582	$621,604	(81.5)	(20.4)

Average Account Values	$2,384,824	$2,537,307	$2,637,549	(6.0)%	(3.8)%
Ending Account Values	$1,959,488	$2,559,552	$2,510,559	(23.4)%	2.0%

Operating Spread
Net investment income yield	4.50%	4.88%	4.87%
Other income yield	0.17	0.03	—
Interest credited	1.49	1.65	2.44
Operating expenses	0.08	0.09	0.12
Operating spread	3.10%	3.17%	2.31%

Adjusted operating spread(1)	2.71%	2.67%	2.09%

(1)Excludes participating mortgage loan income and other income.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment Operating Income

Operating income was $73.4 million and decreased $7.2 million, or 8.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in operating earnings resulted from a decrease in participating mortgage income and a decline in average account values offset by higher operating spreads and lower expenses. Participating mortgage income for the year ended December 31, 2014 was $4.9 million, as compared to $12.1 million for the year ended December 31, 2013. The adjusted operating spread, which excludes participating income and other income, increased by 4 basis points for the year ended December 31, 2014 over the prior year.

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

Asset Protection

Segment Results of Operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$260,828	$253,588	$259,741	2.9%	(2.4)%
Reinsurance ceded	(91,616)	(87,781)	(91,085)	(4.4)	3.6
Net premiums and policy fees	169,212	165,807	168,656	2.1	(1.7)
Net investment income	18,830	19,046	19,698	(1.1)	(3.3)
Other income	117,354	111,929	105,792	4.8	5.8
Total operating revenues	305,396	296,782	294,146	2.9	0.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	93,193	97,174	91,778	(4.1)	5.9
Amortization of deferred policy acquisition costs	24,169	23,603	22,569	2.4	4.6
Other operating expenses	161,760	155,857	170,034	3.8	(8.3)
Total benefits and expenses	279,122	276,634	284,381	0.9	(2.7)
INCOME BEFORE INCOME TAX	26,274	20,148	9,765	30.4	n/m
OPERATING INCOME	$26,274	$20,148	$9,765	30.4	n/m

The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Sales
Credit insurance	$29,399	$33,635	$35,336	(12.6)%	(4.8)%
Service contracts	354,965	344,081	328,931	3.2	4.6
GAP	73,610	66,646	62,342	10.4	6.9
	$457,974	$444,362	$426,609	3.1	4.2
Loss Ratios(1)
Credit insurance	27.7%	36.1%	37.7%
Service contracts	56.9	61.3	58.7
GAP	62.0	58.1	41.3

(1)Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment operating income

Operating income was $26.3 million, representing an increase of $6.1 million, or 30.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract earnings increased $5.3 million primarily due to lower loss ratios and higher sales. Credit insurance earnings increased $1.8 million primarily due to lower loss ratios and lower expenses in 2014.  Earnings from the GAP product line decreased $1.0 million primarily resulting from higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees increased $3.4 million, or 2.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. GAP premiums increased $3.9 million, or 16.8%, primarily due to lower ceded premiums. Credit insurance premiums increased $0.1 million, or 1.0%. The increases were partially offset by a decrease in service contract premiums of $0.6 million, or 0.5%, due to higher ceded premiums.

Other income

Other income increased $5.4 million, or 4.8%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to higher volume in the service contract and GAP product lines.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.0 million, or 4.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Service contract claims decreased $6.1 million due to higher ceded losses and lower loss ratios. Credit insurance claims decreased $1.2 million due to lower loss ratios. The decreases were partially offset by an increase in GAP claims of $3.3 million due to higher loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC increased $0.6 million, or 2.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decline in ceded activity in the GAP product line mostly offset by lower DAC balances in the service contract and credit product lines. Other operating expenses increased $5.9 million, or 3.8%, for the year ended December 31, 2014, primarily due to higher volume.

Sales

Total segment sales increased $13.6 million, or 3.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Higher auto sales in 2014 helped drive increased service contract sales of $10.9 million, or 3.2%, and GAP product sales of $6.9 million, or 10.4%. The increase was partially offset by a decrease in credit insurance sales of $4.2 million, or 12.6%, due to decreasing demand for this product.

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

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(91,616)	$(87,781)	$(91,085)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(55,781)	(52,402)	(56,958)
Amortization of deferred policy acquisition costs	(7,507)	(13,788)	(18,869)
Other operating expenses	(7,675)	(7,300)	(9,353)
Total benefits and expenses	(70,963)	(73,490)	(85,180)

NET IMPACT OF REINSURANCE (1)	$(20,653)	$(14,291)	$(5,905)

(1)   Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Reinsurance premiums ceded increased $3.8 million, or 4.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily due to an increase in ceded service contract premiums, partially offset by a decline in ceded dealer credit insurance premiums due to lower sales and a decrease in ceded GAP premiums primarily due to a change in mix of GAP business.

Benefits and settlement expenses ceded increased $3.4 million, or 6.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was primarily due to increases in ceded losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $6.3 million, or 45.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as the result of a change in the mix of business in the GAP product line. Other operating expenses ceded increased $0.4 million, or 5.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as a result of increases in the GAP product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$16,473	$18,160	$19,567	(9.3)%	(7.2)%
Reinsurance ceded	(11)	(11)	(28)	n/m	60.7
Net premiums and policy fees	16,462	18,149	19,539	(9.3)	(7.1)
Net investment income	78,505	86,498	100,351	(9.2)	(13.8)
Other income	8,253	4,776	32,231	72.8	(85.2)
Total operating revenues	103,220	109,423	152,121	(5.7)	(28.1)
Realized gains (losses) - investments	(2,742)	5,180	(27,930)	n/m	n/m
Realized gains (losses) - derivatives	3,475	(9,681)	6,011	n/m	n/m
Total revenues	103,953	104,922	130,202	(0.9)	(19.4)
BENEFITS AND EXPENSES
Benefits and settlement expenses	20,001	22,330	19,393	(10.4)	15.1
Amortization of deferred policy acquisition costs	485	625	1,018	(22.4)	(38.6)
Other operating expenses	181,782	161,088	130,591	12.8	23.4
Total benefits and expenses	202,268	184,043	151,002	9.9	21.9
INCOME (LOSS) BEFORE INCOME TAX	(98,315)	(79,121)	(20,800)	(24.3)	n/m
Less: realized gains (losses) - investments	(2,742)	5,180	(27,930)
Less: realized gains (losses) - derivatives	3,475	(9,681)	6,011
OPERATING INCOME (LOSS)	$(99,048)	$(74,620)	$1,119	(32.7)	n/m

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

Segment operating income (loss)

Corporate and Other segment operating loss was $99.0 million for the year ended December 31, 2014, as compared to an operating loss of $74.6 million for the year ended December 31, 2013. The decrease was primarily due to a $20.7 million unfavorable variance related to other operating expenses and a $8.0 million unfavorable variance related to a decrease in net investment income. Offsetting these negative variances was a $3.0 million favorable variance related to gains on the repurchase of non-recourse funding obligations.

Operating revenues

Net investment income for the segment decreased $8.0 million, or 9.2%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, and net premiums and policy fees decreased $1.7 million, or 9.3%. The decrease in net investment income was primarily due to lower core investment income as compared to 2013. Other income increased $3.5 million, or 72.8%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to a $3.0 favorable variance related to gains on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $18.2 million, or 9.9%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to an increase in other operating expenses. The increase in operating expenses includes $6.4 million of Dai-ichi Life acquisition related expenses and higher overhead expenses recorded during the twelve months ended December 31, 2014.

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

Portfolio Description

As of December 31, 2014, our investment portfolio was approximately $45.6 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of December 31,
	2014		2013
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2014 - $26,358,248; 2013 - $26,096,769)	$28,835,015	63.3%	$27,054,793	62.0%
Privately issued bonds (amortized cost: 2014 - $7,793,600; 2013 - $7,916,529)	8,356,225	18.3	8,115,126	18.6
Fixed maturities	37,191,240	81.6	35,169,919	80.6
Equity securities (cost: 2014 - $735,297; 2013 - $632,652)	756,790	1.7	602,388	1.4
Mortgage loans	5,133,780	11.3	5,493,492	12.6
Investment real estate	5,918	—	16,873	—
Policy loans	1,758,237	3.9	1,815,744	4.2
Other long-term investments	491,282	1.1	424,481	1.0
Short-term investments	246,717	0.4	133,025	0.2
Total investments	$45,583,964	100.0%	$43,655,922	100.0%

Included in the preceding table are $2.8 billion and $2.8 billion of fixed maturities and $95.1 million and $52.4 million of short-term investments classified as trading securities as of December 31, 2014 and 2013, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.8 billion as of December 31, 2014 and 2013, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above, are $435.0 million and $365.0 million of securities classified as held-to-maturity as of December 31, 2014 and 2013, respectively.

Fixed Maturity Investments

As of December 31, 2014, our fixed maturity investment holdings were approximately $37.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2014	2013
AAA	12.3%	12.5%
AA	7.4	7.0
A	33.1	32.2
BBB	40.9	41.7
Below investment grade	5.2	5.6
Not rated	1.1	1.0
	100.0%	100.0%

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

Changes in fair value for our available-for-sale portfolio, net of related DAC, VOBA, and policyholder dividend obligation, are charged or credited directly to shareowner’s equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2014	2013
	(Dollars In Millions)
Corporate bonds	$28,837.8	$27,275.2
Residential mortgage-backed securities	1,706.4	1,756.0
Commercial mortgage-backed securities	1,328.4	1,129.2
Other asset-backed securities	1,114.0	1,160.2
U.S. government-related securities	1,679.3	1,704.1
Other government-related securities	77.2	108.5
States, municipals, and political subdivisions	2,013.1	1,671.7
Other	435.0	365.0
Total fixed income portfolio	$37,191.2	$35,169.9

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $33.9 billion, or 91.2%, of our fixed maturities as “available-for-sale” as of December 31, 2014. These securities are carried at fair value on our consolidated balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $435.0 million, or 1.2%, of our fixed maturities as “held-to-maturity” as of December 31, 2014. These securities are carried at amortized cost on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 7.6%, of our fixed maturities and $95.1 million of short-term investments as of December 31, 2014. Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2014	2013
	(Dollars In Thousands)
AAA	$478,632	$419,866
AA	290,255	266,173
A	910,669	854,020
BBB	824,143	924,554
Below investment grade	312,594	324,453
Total Modco trading fixed maturities	$2,816,293	$2,789,066

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2014, were approximately $4.1 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential Mortgage-Backed Securities - As of December 31, 2014, our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of December 31, 2014.

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	27.3%
PAC	37.4
Pass Through	10.1
Other	25.2
100.00%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	66.7%
AA	0.1
A	0.5
BBB	0.8
Below investment grade	31.9
100.0%

Alt-A Collateralized Holdings

As of December 31, 2014, we held securities with a fair value of $351.6 million, or 0.8% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2013, we held securities with a fair value of $395.0 million supported by collateral classified as Alt-A. We include in this classification certain whole loan securities where such securities have underlying mortgages with a high level of limited loan documentation. As of December 31, 2014, these securities had a fair value of $130.5 million and an unrealized gain of $32.0 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2014:

Percentage of
Alt-A
Rating	Securities
A	1.4%
BBB	0.3
Below investment grade	98.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2014:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$5.1	$—	$—	$—	$—	$5.1
BBB	1.2	—	—	—	—	1.2
Below investment grade	345.3	—	—	—	—	345.3
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$351.6	$—	$—	$—	$—	$351.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
A	$0.1	$—	$—	$—	$—	$0.1
BBB	0.1	—	—	—	—	0.1
Below investment grade	41.3	—	—	—	—	41.3
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$41.5	$—	$—	$—	$—	$41.5

Sub-Prime Collateralized Holdings

As of December 31, 2014, we held securities with a total fair value of $1.7 million that were supported by collateral classified as sub-prime. As of December 31, 2013, we held securities with a fair value of $2.0 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of December 31, 2014, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.4 billion, or 3.0%, of total invested assets. As of December 31, 2013, we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2014:

Percentage of
Prime
Rating	Securities
AAA	84.1%
AA	0.2
A	0.3
BBB	0.9
Below investment grade	14.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2014:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$484.0	$320.3	$27.5	$151.5	$154.2	$1,137.5
AA	0.2	—	—	—	2.2	2.4
A	4.0	—	—	—	—	4.0
BBB	11.8	—	—	—	—	11.8
Below investment grade	197.4	—	—	—	—	197.4
Total mortgage-backed securities collateralized by prime mortgage loans	$697.4	$320.3	$27.5	$151.5	$156.4	$1,353.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$25.7	$16.0	$0.9	$3.1	$0.4	$46.1
AA	—	—	—	—	—	—
A	0.2	—	—	—	—	0.2
BBB	0.7	—	—	—	—	0.7
Below investment grade	8.7	—	—	—	—	8.7
Total mortgage-backed securities collateralized by prime mortgage loans	$35.2	$16.0	$0.9	$3.1	$0.4	$55.7

Commercial Mortgage-Backed Securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2014, the CMBS holdings were approximately $1.3 billion. As of December 31, 2013, the CMBS holdings were approximately $1.1 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2014:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.2%
AA	15.6
A	12.6
BBB	1.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2014:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$133.7	$212.0	$314.1	$150.6	$121.7	$932.1
AA	33.6	38.6	43.1	30.3	61.0	206.6
A	80.1	52.7	14.2	20.1	—	167.1
BBB	22.6	—	—	—	—	22.6
Total commercial mortgage-backed securities	$270.0	$303.3	$371.4	$201.0	$182.7	$1,328.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$9.2	$21.2	$9.1	$3.5	$3.1	$46.1
AA	2.8	3.6	(0.8)	0.1	1.9	7.6
A	4.6	1.3	(0.2)	(0.3)	—	5.4
BBB	0.2	—	—	—	—	0.2
Total commercial mortgage-backed securities	$16.8	$26.1	$8.1	$3.3	$5.0	$59.3

Other Asset-Backed Securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2014, these holdings were approximately $1.1 billion. As of December 31, 2013, these holdings were approximately $1.2 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2014:

Percentage of
Other Asset- Backed
Rating	Securities
AAA	52.3%
AA	19.1
A	16.5
BBB	0.9
Below investment grade	11.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2014:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$492.8	$13.4	$32.1	$19.6	$25.0	$582.9
AA	156.4	—	55.9	—	—	212.3
A	30.8	54.2	53.7	34.5	10.1	183.3
BBB	9.9	—	—	—	—	9.9
Below investment grade	125.6	—	—	—	—	125.6
Total other asset-backed securities	$815.5	$67.6	$141.7	$54.1	$35.1	$1,114.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2010 and
Rating	Prior	2011	2012	2013	2014	Total
	(Dollars In Millions)
AAA	$(18.5)	$1.4	$1.3	$1.1	$0.6	$(14.1)
AA	(9.7)	—	(1.5)	—	—	(11.2)
A	2.5	7.5	(1.1)	2.8	0.1	11.8
BBB	1.3	—	—	—	—	1.3
Below investment grade	10.0	—	—	—	—	10.0
Total other asset-backed securities	$(14.4)	$8.9	$(1.3)	$3.9	$0.7	$(2.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2014, over 98.9% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	December 31, 2014	Value	December 31, 2013	Value
	(Dollars In Thousands)
Banking	$2,931,579	7.9%	$2,663,408	7.6%
Other finance	665,866	1.8	620,051	1.8
Electric	4,062,991	10.9	3,752,261	10.7
Energy and natural gas	4,593,251	12.4	4,310,893	12.2
Insurance	2,969,648	8.0	2,631,715	7.5
Communications	1,504,581	4.0	1,500,544	4.3
Basic industrial	1,763,195	4.7	1,673,188	4.8
Consumer noncyclical	3,247,522	8.7	3,040,080	8.6
Consumer cyclical	1,986,710	5.3	2,140,643	6.1
Finance companies	240,976	0.6	259,925	0.7
Capital goods	1,369,912	3.7	1,299,535	3.7
Transportation	993,067	2.7	908,600	2.6
Other industrial	338,285	0.9	390,766	1.1
Brokerage	607,445	1.6	627,630	1.8
Technology	1,078,026	2.9	1,007,174	2.9
Real estate	246,712	0.7	269,378	0.8
Other utility	238,089	0.6	179,346	0.5
Commercial mortgage-backed securities	1,328,363	3.6	1,129,226	3.2
Other asset-backed securities	1,113,955	3.0	1,160,238	3.3
Residential mortgage-backed non-agency securities	779,612	2.1	800,154	2.3
Residential mortgage-backed agency securities	926,760	2.5	955,791	2.7
U.S. government-related securities	1,679,356	4.5	1,704,128	4.8
Other government-related securities	77,204	0.2	108,524	0.3
State, municipals, and political divisions	2,013,135	5.4	1,671,721	4.8
Other	435,000	1.3	365,000	0.9
Total	$37,191,240	100.0%	$35,169,919	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2014, our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $37.2 billion, which was 10.1% above amortized cost of $33.8 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2014, our mortgage loan holdings were approximately $5.1 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped us to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with significantly increased market rates. Assuming the loans are called at their next call dates, approximately $243.6 million will be due in 2015, $961.8 million in 2016 through 2020, $392.6 million in 2021 through 2025, and $120.8 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2014 and 2013, approximately $553.6 million and $666.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2014 and 2013, we recognized $16.7 million and $17.9 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2014 and 2013, our allowance for mortgage loan credit losses was $5.7 million and $3.1 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2014, we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was approximately 7.3% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of December 31, 2014, approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014, we accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. We also identified one $12.6 million loan whose principal was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in our investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $23.3 million remain on our balance sheet as of December 31, 2014.

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2014, $24.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or foreclosed and converted to real estate. Of the restructured loans, $1.5 million were nonperforming during the year ended December 31, 2014. We foreclosed on $1.2 million nonperforming loans not subject to a pooling and servicing agreement during the year ended December 31, 2014.

As of December 31, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. We did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the year ended December 31, 2014.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2014:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,099,174	12.1%
AA	2,444,539	7.2
A	11,400,734	33.6
BBB	14,396,717	42.4
Investment grade	32,341,164	95.3
BB	1,069,951	3.2
B	163,262	0.5
CCC or lower	363,043	1.0
Below investment grade	1,596,256	4.7
Total	$33,937,420	100.0%

Not included in the table above are $2.5 billion of investment grade and $315.1 million of below investment grade fixed maturities classified as trading securities and $435.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2014. The following summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2014:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc.	$185.1	$—	$185.1
Nextera Energy Inc.	174.8	—	174.8
Wells Fargo & Co.	172.3	1.6	173.9
Duke Energy Corp.	165.6	—	165.6
General Electric	165.6	—	165.6
Exelon Corp.	162.4	—	162.4
Comcast Corp.	161.0	—	161.0
Rio Tinto PLC	155.5	—	155.5
Bank of America Corp	154.7	0.5	155.2
Morgan Stanley	153.3	0.1	153.4

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2014, we concluded that approximately $7.3 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. The

$7.3 million of credit losses included $4.7 million of non-credit losses previously recorded in other comprehensive income.

There are certain risks and uncertainties associated with determining whether declines in fair values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions. We continuously monitor these factors as they relate to the investment portfolio in determining the status of each investment.

During 2014, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. As of December 31, 2014, we have determined that no other-than-temporary impairments exist with our current investments within this industry.

We have deposits with certain financial institutions which exceed federally insured limits. We have reviewed the creditworthiness of these financial institutions and believe that there is minimal risk of a material loss.

Certain European countries have experienced varying degrees of financial stress. Risks from the debt crisis in Europe could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets.

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2014. As December 31, 2014, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
		(Dollars In Millions)
Securities:
United Kingdom	$538.4	$812.2	$1,350.6
Netherlands	157.9	182.7	340.6
France	105.6	220.1	325.7
Switzerland	151.7	162.3	314.0
Germany	107.8	115.5	223.3
Spain	42.4	151.6	194.0
Sweden	126.5	37.5	164.0
Norway	12.3	93.6	105.9
Belgium	—	105.3	105.3
Italy	—	103.0	103.0
Ireland	11.6	71.9	83.5
Luxembourg	—	64.3	64.3
Portugal	—	15.6	15.6
Denmark	13.8	—	13.8
Total securities	1,268.0	2,135.6	3,403.6
Derivatives:
Germany	24.8	—	24.8
United Kingdom	19.7	—	19.7
Switzerland	8.8	—	8.8
France	4.4	—	4.4
Total derivatives	57.7	—	57.7
Total securities	$1,325.7	$2,135.6	$3,461.3

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2014	2013	2012	2014	2013
	(Dollars In Thousands)
Fixed maturity gains - sales	$76,242	$69,356	$73,017	$6,886	$(3,661)
Fixed maturity losses - sales	(1,168)	(6,195)	(5,348)	5,027	(847)
Equity gains - sales	495	3,276	206	(2,781)	3,070
Equity losses - sales	—	—	(251)	—	251
Impairments on fixed maturity securities	(7,275)	(19,100)	(58,144)	11,825	39,044
Impairments on equity securities	—	(3,347)	—	3,347	(3,347)
Modco trading portfolio	142,016	(178,134)	177,986	320,150	(356,120)
Other	(12,283)	(9,840)	(12,774)	(2,443)	2,934
Total realized gains (losses) - investments	$198,027	$(143,984)	$174,692	$342,011	$(318,676)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$27,801	$(31,216)	$21,138	$59,017	$(52,354)
Equity futures - VA	(26,104)	(52,640)	(50,797)	26,536	(1,843)
Currency futures - VA	14,433	(469)	(2,763)	14,902	2,294
Volatility futures - VA	—	—	(132)	—	132
Variance swaps - VA	(744)	(11,310)	(11,792)	10,566	482
Equity options - VA	(41,216)	(95,022)	(37,370)	53,806	(57,652)
Volatility options- VA	—	(115)	—	115	(115)
Interest rate swaptions - VA	(22,280)	1,575	(2,260)	(23,855)	3,835
Interest rate swaps - VA	214,164	(157,408)	3,264	371,572	(160,672)
Embedded derivative - GMWB	(119,844)	162,737	(22,120)	(282,581)	184,857
Funds withheld derivative	47,792	71,862	—	(24,070)	71,862
Total derivatives related to variable annuity contracts	94,002	(112,006)	(102,832)	206,008	(9,174)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(16,932)	(942)	—	(15,990)	(942)
Equity futures - FIA	870	173	—	697	173
Volatility futures - FIA	20	(5)	—	25	(5)
Equity options - FIA	9,906	1,866	—	8,040	1,866
Total derivatives related to FIA contracts	(6,136)	1,092	—	(7,228)	1,092
Derivatives related to IUL contracts:
Embedded derivative - IUL	(8)	—	—	(8)	—
Equity futures - IUL	15	—	—	15	—
Equity options - IUL	150	—	—	150	—
Total derivatives related to IUL contracts	157	—	—	157	—
Embedded derivative - Modco reinsurance treaties	(105,276)	205,176	(132,816)	(310,452)	337,992
Interest rate swaps	—	2,985	(87)	(2,985)	3,072
Interest rate caps	—	—	(2,666)	—	2,666
Derivatives with PLC(1)	4,085	(15,072)	10,664	19,157	(25,736)
Other derivatives	(324)	(14)	(79)	(310)	65
Total realized gains (losses) - derivatives	$(13,492)	$82,161	$(227,816)	$(95,653)	$309,977

(1) These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2014, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2014, we recognized pre-tax other-than-temporary impairments of $7.3 million due to credit-related factors, resulting in a charge to earnings. Of the credit losses, $4.7 million were non-credit losses previously recorded in other comprehensive income. For the year ended December 31, 2013, we recognized pre-tax other-than-temporary impairments of $22.4 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Year Ended December 31,
	2014	2013
	(Dollars In Millions)
Alt-A MBS	$3.6	$8.5
Other MBS	2.9	6.2
Corporate bonds	—	4.3
Equities	—	3.4
Other	0.8	—
Total	$7.3	$22.4

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2014, we sold securities in an unrealized loss position with a fair value of $22.9 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$18,927	82.8%	$(445)	38.1%
>90 days but <= 180 days	991	4.3	(167)	14.3
>180 days but <= 270 days	209	0.9	(16)	1.4
>270 days but <= 1 year	135	0.6	(20)	1.7
>1 year	2,606	11.4	(520)	44.5
Total	$22,868	100.0%	$(1,168)	100.0%

For the year ended December 31, 2014, we sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2014, we sold securities in an unrealized gain position with a fair value of $1.7 billion. The gain realized on the sale of these securities was $76.7 million.

The $12.3 million of other realized losses recognized for the year ended December 31, 2014, primarily consists of mortgage loan losses of $11.1 million.

For the year ended December 31, 2014, net gains of $142.0 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $32.6 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $105.3 million during the year ended December 31, 2014. These losses were due to wider credit spreads and lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2014, we experienced net realized gains on derivatives related to VA contracts of approximately $94.0 million.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $47.8 million for the year ended December 31, 2014.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax gain of $4.2 million related to the interest support agreement and a pre-tax gain of $0.1 million related to the YRT premium support agreement for the year ended December 31, 2014. We entered into two separate portfolio maintenance agreements in October 2012. We recognized a pre-tax loss of $0.3 million for the year ended December 31, 2014 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.3 million for the year ended December 31, 2014.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2014, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.1 billion, prior to tax, DAC, VOBA, and policyholder dividend obligation offsets, as of December 31, 2014, and an overall net unrealized gain of $1.1 billion as of December 31, 2013.

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2014, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,062,945	49.9%	$2,146,064	49.3%	$(83,119)	38.9%
>90 days but <= 180 days	93,453	2.3	103,924	2.4	(10,471)	4.9
>180 days but <= 270 days	35,997	0.9	38,032	0.9	(2,035)	1.0
>270 days but <= 1 year	40,409	1.0	41,643	1.0	(1,234)	0.6
>1 year but <= 2 years	1,166,007	28.2	1,211,590	27.8	(45,583)	21.4
>2 years but <= 3 years	424,143	10.3	461,994	10.6	(37,851)	17.7
>3 years but <= 4 years	28,698	0.7	30,788	0.7	(2,090)	1.0
>4 years but <= 5 years	14,240	0.3	17,258	0.4	(3,018)	1.4
>5 years	271,887	6.4	299,905	6.9	(28,018)	13.1
Total	$4,137,779	100.0%	$4,351,198	100.0%	$(213,419)	100.0%

The majority of the unrealized loss as of December 31, 2014 for both investment grade and below investment grade securities was attributable to fluctuations in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices.  Spread levels have improved since December 31, 2013. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe that spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of December 31, 2014, the Barclays Investment Grade Index was priced at 127.1 bps versus a 10 year average of 165.6 bps. Similarly, the Barclays High Yield Index was priced at 519.0 bps versus a 10 year average 605.0 bps. As of December 31, 2014, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.654%, 2.172%, and 2.752%, as compared to 10 year averages of 2.517%, 3.320%, and 4.050%, respectively.

As of December 31, 2014, 68.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions that a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such an event may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any such market movements in our financial statements.

As of December 31, 2014, there were estimated gross unrealized losses of $7.7 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2014, were primarily the result of continued

widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2014, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$357,458	8.6%	$377,105	8.7%	$(19,647)	9.2%
Other finance	96,060	2.3	97,814	2.2	(1,754)	0.8
Electric	68,387	1.7	69,566	1.6	(1,179)	0.6
Energy and natural gas	757,450	18.3	806,364	18.6	(48,914)	22.9
Insurance	56,276	1.4	64,886	1.5	(8,610)	4.0
Communications	170,531	4.1	176,058	4.0	(5,527)	2.6
Basic industrial	270,962	6.5	310,324	7.1	(39,362)	18.4
Consumer noncyclical	254,852	6.2	262,942	6.0	(8,090)	3.8
Consumer cyclical	201,510	4.9	210,858	4.8	(9,348)	4.4
Finance companies	5,077	0.1	5,965	0.1	(888)	0.4
Capital goods	88,630	2.1	90,775	2.1	(2,145)	1.0
Transportation	22,316	0.5	22,505	0.5	(189)	0.1
Other industrial	63,436	1.5	64,625	1.5	(1,189)	0.6
Brokerage	29,483	0.7	29,820	0.7	(337)	0.2
Technology	129,487	3.1	135,406	3.1	(5,919)	2.8
Real estate	8,990	0.2	9,020	0.2	(30)	—
Other utility	—	—	—	—	—	—
Commercial mortgage-backed securities	152,437	3.7	154,801	3.6	(2,364)	1.1
Other asset-backed securities	646,153	15.6	682,103	15.7	(35,950)	16.8
Residential mortgage-backed non-agency securities	208,194	5.0	219,648	5.0	(11,454)	5.4
Residential mortgage-backed agency securities	24,984	0.6	25,794	0.6	(810)	0.4
U.S. government-related securities	512,720	12.4	522,002	12.0	(9,282)	4.3
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	12,386	0.5	12,817	0.4	(431)	0.2
Total	$4,137,779	100.0%	$4,351,198	100.0%	$(213,419)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2014	2013

Banking	9.2%	8.1%
Other finance	0.8	2.3
Electric	0.6	7.0
Energy and natural gas	22.9	7.4
Insurance	4.0	4.2
Communications	2.6	5.6
Basic industrial	18.4	5.1
Consumer noncyclical	3.8	12.1
Consumer cyclical	4.4	6.1
Finance companies	0.4	0.2
Capital goods	1.0	2.8
Transportation	0.1	2.4
Other industrial	0.6	1.6
Brokerage	0.2	0.7
Technology	2.8	3.9
Real estate	—	0.6
Other utility	—	0.7
Commercial mortgage-backed securities	1.1	3.3
Other asset-backed securities	16.8	11.5
Residential mortgage-backed non-agency securities	5.4	2.5
Residential mortgage-backed agency securities	0.4	1.6
U.S. government-related securities	4.3	8.9
Other government-related securities	—	—
States, municipals, and political divisions	0.2	1.4
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2014, varies, with 24.8% maturing in less than 5 years, 59.4% maturing between 5 and 10 years, and 15.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2014:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,027,295	49.0%	$2,095,724	48.2%	$(68,429)	32.1%
BBB	1,599,578	38.7	1,677,670	38.6	(78,092)	36.6
Investment grade	3,626,873	87.7	3,773,394	86.8	(146,521)	68.7
BB	265,969	6.4	293,572	6.7	(27,603)	12.9
B	41,653	1.0	65,574	1.5	(23,921)	11.2
CCC or lower	203,284	4.9	218,658	5.0	(15,374)	7.2
Below investment grade	510,906	12.3	577,804	13.2	(66,898)	31.3
Total	$4,137,779	100.0%	$4,351,198	100.0%	$(213,419)	100.0%

As of December 31, 2014, we held a total of 416 positions that were in an unrealized loss position. Included in that amount were 105 positions of below investment grade securities with a fair value of $510.9 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $66.9 million, of which $41.9 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.1% of invested assets.

As of December 31, 2014, securities in an unrealized loss position that were rated as below investment grade represented 12.3% of the total fair value and 31.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary. As of December 31, 2014, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $116.6 million. A widening of credit spreads is estimated to account for unrealized losses of $508.7 million, with changes in treasury rates offsetting this loss by an estimated $392.1 million.

The majority of our RMBS holdings as of December 31, 2014, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 6.41 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2014:

Weighted- Average
Non-agency portfolio	Life

Prime	7.73
Alt-A	4.24
Sub-prime	3.77

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2014:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$214,200	41.9%	$228,055	39.5%	$(13,855)	20.7%
>90 days but <= 180 days	48,989	9.6	57,347	9.9	(8,358)	12.5
>180 days but <= 270 days	27,983	5.5	29,959	5.2	(1,976)	3.0
>270 days but <= 1 year	7,270	1.4	8,045	1.4	(775)	1.2
>1 year but <= 2 years	70,487	13.8	81,850	14.2	(11,363)	17.0
>2 years but <= 3 years	17,516	3.4	30,196	5.2	(12,680)	19.0
>3 years but <= 4 years	4,265	0.8	4,585	0.8	(320)	0.5
>4 years but <= 5 years	1,978	0.4	2,258	0.4	(280)	0.4
>5 years	118,218	23.2	135,509	23.4	(17,291)	25.7
Total	$510,906	100.0%	$577,804	100.0%	$(66,898)	100.0%

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

While we anticipate that the cash flows of our operations and our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of December 31, 2014, the fair value of securities pledged under the repurchase program was $55.1 million and the repurchase obligation of $50.0 million was included in our consolidated balance sheets (at an average borrowing rate of 16 basis points). During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014. As of December 31, 2013, we had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the “Credit Facility”), we and PLC had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of PLC’s Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that PLC was liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014. We did not have an outstanding balance under the Credit Facility as of December 31, 2014. PLC had an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014. As of December 31, 2014, we had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014.

On February 2, 2015, we and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit

Facility, whether used or unused. The facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility or the 2015 Credit Facility as of February 2, 2015. PLC had an outstanding balance of $390.0 million bearing interest at a rate of LIBOR plus 1.20% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. The $55.0 million Letter of Credit, which we executed under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company, remained undrawn as of February 2, 2015.

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

We held $66.0 million of FHLB common stock as of December 31, 2014, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2014, we had $671.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of December 31, 2014, we reported approximately $613.0 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of December 31, 2014, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities, refer to Note 22, Fair Value of Financial Instruments, of the consolidated financial statements.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2014, to fund mortgage loans in the amount of $537.7 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2014, we held cash and short-term investments of $515.0 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Net cash provided by operating activities	$643,654	$542,477	$696,632
Net cash provided by (used in) investing activities	92,798	(1,082,652)	(585,833)
Net cash (used in) provided by financing activities	(813,745)	616,172	(10,992)
Total	$(77,293)	$75,997	$99,807

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013

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

Net cash provided by (used) in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash (used in) provided by financing activities - Changes in cash from financing activities included $300.0 million outflows from repurchase program borrowings for the year ended December 31, 2014, as compared to $200.0 million inflows for the year ended December 31, 2013 and $250.6 million outflows of investment product and universal life net activity for the year ended December 31, 2014, as compared to $345.1 million of inflows in the prior year. Net issuances of non-recourse funding obligations equaled $32.3 million during the year ended December 31, 2014, as compared to net issuances of $46.0 million during the year ended December 31, 2013. In addition, we paid $300.0 million of dividends for the year ended December 31, 2014, as compared to $45.0 million for the year ended December 31, 2013.

Capital Resources

Our primary sources of capital are from retained income from our insurance operations and capital infusions from our parent, PLC. Additionally, we have access to the Credit Facility discussed above.

Captive Reinsurance Companies

Our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions. For more information regarding our use of captives and their impact on our financial statements, please refer to Note 12, Debt and Other Obligations.

Our captive reinsurance companies assume business from affiliates only. Our captives are capitalized to a level we believe is sufficient to support the contractual risks and other general obligations of the respective captive entity. All of our captive reinsurance companies, with the exception of Shades Creek, are wholly owned subsidiaries and are located domestically. The captive insurance companies are subject to regulations in the state of domicile.

The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, has undertaken a review of the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers.

The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, recently adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XXXXVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

We also use a captive reinsurance company to reinsure risks associated with GMWB and GMDB riders which helps us to manage those risks on an economic basis. In an effort to mitigate the equity market risks relative to our RBC ratio, we reinsure these risks to Shades Creek. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, we issued a $55 million Letter of Credit on December 31, 2014. No borrowings under this Letter of Credit were outstanding as of December 31, 2014. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in our statutory capital and that of our insurance subsidiaries. We and our subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2015 is approximately $138.4 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2014, our total adjusted capital and company action level RBC was $3.9 billion and $687.8 million, respectively, providing an RBC of approximately 562%.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $3 million on a pre-tax basis for the year ended December 31, 2014, as compared to a negative impact to our statutory surplus of approximately $57 million on a pre-tax basis for the year ended December 31, 2013.

On October 1, 2013 we completed the acquisition contemplated by the master agreement (the “Master Agreement”) dated April 10, 2013 and incorporated by reference in this Annual Report on Form 10-K as Exhibit 2. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), we acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed us to invest our capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004. See Note 3, Significant Acquisitions, to the consolidated financial statements included in this report for additional information.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2014, we ceded premiums to unaffiliated third party reinsurers amounting to $1.4 billion. In addition, we had receivables from unaffiliated reinsurers amounting to $5.9 billion as of December 31, 2014. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 11, Reinsurance to the consolidated financial statements included in this report.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the current financial strength ratings of our significant member companies from the major independent rating organizations:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A+	A+	A2

Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to our financial strength ratings or those of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the debt and financial strength ratings of PLC and its subsidiaries, including as a result of PLC’s status as a subsidiary of Dai-ichi Life.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of December 31, 2014, we had policy liabilities and accruals of approximately $31.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.50%.

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

As of December 31, 2014, we carried a $166.9 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,488,710	$95,703	$203,530	$217,060	$3,972,417
Stable value products(2)	2,024,897	744,680	818,670	400,436	61,111
Operating leases(3)	25,081	5,911	7,692	3,990	7,488
Home office lease(4)	79,910	1,233	2,469	76,208	—
Mortgage loan and investment commitments	544,555	544,555	—	—	—
Repurchase program borrowings(5)	50,000	50,000	—	—	—
Policyholder obligations(6)	42,410,207	1,355,962	2,751,689	3,221,879	35,080,677
Total	$49,623,360	$2,798,044	$3,784,050	$3,919,573	$39,121,693

(1)        Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.9 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.2 billion of the total undiscounted cash flows are obligations to PLC.  The remaining $0.4 billion of undiscounted cash flows are associated with the Golden Gate II notes outstanding.

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

(6)        Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As variable separate account obligations are legally insulated from general account obligations, the variable separate account obligations will by fully funded by cash flows from variable separate account assets. We expect to fully fund the general account obligations from cash flows from general account investments.

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

PLC has not yet determined the total amount it will fund during 2015, but it estimates that the amount will be between $1.0 million and $10.0 million.

For a complete discussion of PLC’s benefit plans, additional information related to the funded status of its benefit plans, and its funding policy, see Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 13, Commitments and Contingencies, of the consolidated financial statements for more information.

MARKET RISK EXPOSURES

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 23, Derivative Financial Instruments to the consolidated financial statements included in this report for additional information on our financial instruments.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions. In addition, we periodically assess exposure related to potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract), and we maintain credit support annexes with certain of those counterparties.

We utilize a risk management strategy that includes the use of derivative financial instruments. Derivative instruments expose us to credit market and basis risk. Such instruments can change materially in value from period- to-period. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market and basis risks by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2014 and 2013, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2014
Fixed maturities	$34,242.0	(7.9)%
Mortgage loans	5,274.4	(4.5)
2013
Fixed maturities	$32,637.7	(7.2)%
Mortgage loans	5,693.5	(4.4)

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

As of December 31, 2014 and 2013, we had outstanding mortgage loan commitments of $537.7  million at an average rate of 4.6% and $322.8 million at an average rate of 4.9%, respectively, with estimated fair values of $576.9 million and $346.9 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2014, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2014	$549.9	(4.7)%
2013	330.8	(4.7)

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

As of December 31, 2014, total derivative contracts with a notional amount of $14.8 billion were in a $604.1 million net loss position. Included in the $14.8 billion, is a notional amount of $2.6 billion in a $310.7 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.2 billion in a $57.3 million net loss position that relates to our funds withheld derivative, $3.0 billion in a $26.0 million net loss position that relates to our GMWB derivatives, $0.7 billion in a $124.5 million net loss position that relates to our FIA embedded derivatives, and $12.0 million in a $6.7 million net loss position that relates to our IUL embedded derivatives. As of December 31, 2013, total derivative contracts with a notional amount of $11.9 billion were in a $439.6 million net loss position. We recognized losses of $13.5 million, gains of $82.2 million, and losses of $227.8 million related to derivative financial instruments for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 100 bps Change
		Fair Value	in the Underlying Reference
	Notional	as of	Interest Rates
	Amount	December 31,	+100 bps	-100 bps
	(Dollars In Millions)
2014
Futures	$28.0	$0.9	$(3.5)	$6.5
Interest Rate Swaptions	625.0	8.0	19.6	42.7
Floating to fixed Swaps	240.5	0.9	6.3	(4.6)
Fixed to floating Swaps	1,625.0	46.1	(135.0)	264.2
Total	$2,518.5	$55.9	$(112.6)	$308.8

2013
Futures(1)	$322.9	$(5.2)	$(21.6)	$14.8
Interest Rate Swaptions	625.0	30.3	45.6	17.1
Floating to fixed Swaps(2)	383.0	0.1	7.6	(7.8)
Fixed to floating Swaps(2)	1,230.0	(153.3)	(268.9)	(14.2)
Total	$2,560.9	$(128.1)	$(237.3)	$9.9

(1)Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2013.

(2)Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	Index Equity Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2014
Futures	$411.7	$(14.6)	$(54.9)	$25.7
Options	2,620.7	116.5	94.3	146.7
Total	$3,032.4	$101.9	$39.4	$172.4

2013
Futures	$168.0	$(6.5)	$(23.3)	$10.3
Options	1,633.5	61.2	43.1	92.3
Total	$1,801.5	$54.7	$19.8	$102.6

The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	in Currency Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2014
Currency futures	$197.6	$2.4	$(17.1)	$21.9
2013
Currency futures	$132.3	$(0.5)	$(13.8)	$12.8

The following table sets forth the notional amount and fair value of our volatility risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
		Fair Value	in the Underlying Reference
	Notional	as of	in Volatility Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2014
Volatility futures	$—	$—	$—	$—
Variance swaps	—	—	—	—
Total	$—	$—	$—	$—

2013
Volatility futures	$0.4	$—	$—	$—
Variance swaps	1.5	(1.7)	9.5	(8.8)
Total	$1.9	$(1.7)	$9.5	$(8.8)

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

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $526.6 million of our stable value contracts have no early termination rights.

As of December 31, 2014, we had $2.0 billion of stable value product account balances with an estimated fair value of $2.0 billion (using discounted cash flows) and $11.0 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2013, we had $2.6 billion of stable value product account balances with an estimated fair value of $2.6 billion (using discounted cash flows) and $11.1 billion of annuity account balances with an estimated fair value of $10.6 billion (using discounted cash flows).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

		Fair Value
		Resulting From an
		Immediate
		+/- 100 bps Change
		in the Underlying
	Fair Value	Reference
	as of	Interest Rates
As of December 31,	December 31,	+100 bps	-100 bps
	(Dollars In Millions)
2014
Stable value product account balances	$1,973.6	$1,943.2	$2,004.0
Annuity account balances	10,491.8	10,329.2	10,612.8

2013
Stable value product account balances	$2,566.2	$2,524.9	$2,607.5
Annuity account balances	10,639.6	10,485.4	10,752.5

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2014 and 2013:

Credited Rate Summary

As of December 31, 2014
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772

Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

Credited Rate Summary

As of December 31, 2013
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$43	$1,024	$1,984	$3,051
>3% - 4%	3,109	2,099	150	5,358
>4% - 5%	2,110	15	—	2,125
>5% - 6%	232	—	—	232
Subtotal	5,494	3,138	2,134	10,766

Fixed Annuities
1%	$422	$173	$461	$1,056
>1% - 2%	612	518	279	1,409
>2% - 3%	1,846	308	632	2,786
>3% - 4%	309	—	—	309
>4% - 5%	313	—	—	313
Subtotal	3,502	999	1,372	5,873
Total	$8,996	$4,137	$3,506	$16,639

Percentage of Total	54%	25%	21%	100%

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

The following presents PLC’s estimates of the hypothetical impact to the December 31, 2014 benefit obligation and to the 2014 benefit cost, associated with sensitivities related to the discount rate assumption:

		Other
	Defined Benefit	Postretirement
	Pension Plan	Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(27,352)	$(4,894)
100 basis point decrease	33,709	5,947

Increase (Decrease) in Benefit Cost:
100 basis point increase	$(3,138)	$(180)
100 basis point decrease	3,904	319

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

The following presents PLC’s estimates of the hypothetical impact to the 2014 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

		Other
	Defined Benefit	Postretirement
	Pension Plan	Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,622)	$(62)
100 basis point decrease	1,622	62

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

The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The market value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report for information regarding recently issued accounting standards.

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

For supplemental quarterly financial information, please see Note 26, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$3,283,069	$2,967,322	$2,799,390
Reinsurance ceded	(1,395,743)	(1,387,437)	(1,310,097)
Net of reinsurance ceded	1,887,326	1,579,885	1,489,293
Net investment income	2,098,013	1,836,188	1,789,338
Realized investment gains (losses):
Derivative financial instruments	(13,492)	82,161	(227,816)
All other investments	205,302	(121,537)	232,836
Other-than-temporary impairment losses	(2,589)	(10,941)	(67,130)
Portion recognized in other comprehensive income (before taxes)	(4,686)	(11,506)	8,986
Net impairment losses recognized in earnings	(7,275)	(22,447)	(58,144)
Other income	294,333	250,420	230,553
Total revenues	4,464,207	3,604,670	3,456,060
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2014 - $1,223,804; 2013 - $1,207,781; 2012 - $1,228,897)	2,786,463	2,473,988	2,317,121
Amortization of deferred policy acquisition costs and value of business acquired	308,320	154,660	192,183
Other operating expenses, net of reinsurance ceded: (2014 - $199,824; 2013 - $199,079; 2012 - $200,442)	630,635	553,523	487,177
Total benefits and expenses	3,725,418	3,182,171	2,996,481
Income before income tax	738,789	422,499	459,579
Income tax (benefit) expense
Current	181,763	(18,298)	81,006
Deferred	65,075	149,195	70,037
Total income tax expense	246,838	130,897	151,043
Net income	$491,951	$291,602	$308,536

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Net income	$491,951	$291,602	$308,536
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2014 - $529,838; 2013 - $(673,302); 2012 - $392,372)	983,985	(1,250,416)	728,692
Reclassification adjustment for investment amounts included in net income, net of income tax: (2014 - $(23,903); 2013 - $(15,396); 2012 - $(3,317))	(44,391)	(28,594)	(6,163)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $1,883; 2013 - $2,472; 2012 - $16,227)	3,498	4,591	30,136
Change in accumulated (loss) gain - derivatives, net of income tax: (2014 - $(1); 2013 - $395; 2012 - $1,108)	(2)	734	2,058
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2014 - $622; 2013 - $822; 2012 - $1,120)	1,155	1,527	2,080
Total other comprehensive income (loss)	944,245	(1,272,158)	756,803
Total comprehensive income (loss)	$1,436,196	$(980,556)	$1,065,339

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2014 - $33,716,848; 2013 - $33,648,298)	$36,756,240	$34,804,919
Fixed maturities, at amortized cost (fair value: 2014 - $485,422; 2013 - $335,676)	435,000	365,000
Equity securities, at fair value (cost: 2014 - $735,297; 2013 - $632,652)	756,790	602,388
Mortgage loans (2014 and 2013 includes: $455,250 and $627,731 related to securitizations)	5,133,780	5,493,492
Investment real estate, net of accumulated depreciation (2014 - $246; 2013 - $937)	5,918	16,873
Policy loans	1,758,237	1,815,744
Other long-term investments	491,282	424,481
Short-term investments	246,717	133,025
Total investments	45,583,964	43,655,922
Cash	268,286	345,579
Accrued investment income	474,095	461,838
Accounts and premiums receivable, net of allowance for uncollectible amounts (2014 - $3,465; 2013 - $4,211)	81,137	101,324
Reinsurance receivables	5,907,662	6,008,010
Deferred policy acquisition costs and value of business acquired	3,155,046	3,476,622
Goodwill	77,577	80,675
Property and equipment, net of accumulated depreciation (2014 - $116,688; 2013 - $110,080)	51,760	51,071
Other assets	398,574	501,302
Income tax receivable	1,648	12,399
Assets related to separate accounts
Variable annuity	13,157,429	12,791,438
Variable universal life	834,940	783,618
Total assets	$69,992,118	$68,269,798

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(continued)

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,944,477	$29,771,958
Unearned premiums	1,515,001	1,500,394
Total policy liabilities and accruals	31,459,478	31,272,352
Stable value product account balances	1,959,488	2,559,552
Annuity account balances	10,950,729	11,125,253
Other policyholders’ funds	1,430,325	1,214,380
Other liabilities	1,178,962	945,911
Deferred income taxes	1,611,864	1,041,420
Non-recourse funding obligations	1,527,752	1,495,448
Repurchase program borrowings	50,000	350,000
Liabilities related to separate accounts
Variable annuity	13,157,429	12,791,438
Variable universal life	834,940	783,618
Total liabilities	64,160,967	63,579,372
Commitments and contingencies - Note 13
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2014 and 2013 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,437,787	1,433,258
Retained earnings	2,905,151	2,713,200
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2014 - $796,488; 2013 - $290,553)	1,479,192	539,598
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2014 - $2,208; 2013 - $325)	4,101	603
Accumulated loss - derivatives, net of income tax: (2014 - $(45); 2013 - $(666))	(82)	(1,235)
Total shareowner’s equity	5,831,151	4,690,426
Total liabilities and shareowner’s equity	$69,992,118	$68,269,798

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Balance, December 31, 2011	$2	$5,000	$1,361,734	$2,456,293	$1,054,321	$4,877,350
Net income for 2012				308,536		308,536
Other comprehensive income					756,803	756,803
Comprehensive income for 2012						1,065,339
Capital contributions			1,524			1,524
Dividends paid to the parent company				(257,000)		(257,000)
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for 2013				291,602		291,602
Other comprehensive loss					(1,272,158)	(1,272,158)
Comprehensive loss for 2013						(980,556)
Capital contributions			70,000			70,000
Dividends paid to the parent company				(86,231)		(86,231)
Balance, December 31, 2013	$2	$5,000	$1,433,258	$2,713,200	$538,966	$4,690,426
Net income for 2014				491,951		491,951
Other comprehensive income					944,245	944,245
Comprehensive income for 2014						1,436,196
Capital contributions			4,529			4,529
Dividends paid to the parent company				(300,000)		(300,000)
Balance, December 31, 2014	$2	$5,000	$1,437,787	$2,905,151	$1,483,211	$5,831,151

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$491,951	$291,602	$308,536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	(184,535)	61,823	53,124
Amortization of deferred policy acquisition costs and value of business acquired	308,320	154,660	192,183
Capitalization of deferred policy acquisition costs	(293,612)	(345,885)	(311,960)
Depreciation expense	7,401	6,595	7,378
Deferred income tax	65,075	149,195	70,037
Accrued income tax	10,751	70,749	359
Interest credited to universal life and investment products	824,418	875,180	962,678
Policy fees assessed on universal life and investment products	(1,038,180)	(894,176)	(794,825)
Change in reinsurance receivables	100,348	97,523	(140,424)
Change in accrued investment income and other receivables	14,332	(34,551)	580
Change in policy liabilities and other policyholders’ funds of traditional life and health products	92,823	95,421	300,523
Trading securities:
Maturities and principal reductions of investments	114,793	179,180	276,659
Sale of investments	353,250	256,938	454,150
Cost of investments acquired	(320,928)	(380,836)	(585,618)
Other net change in trading securities	(69,641)	38,999	(56,615)
Change in other liabilities	197,442	(78,240)	(22,009)
Other income - gains on repurchase of non-recourse funding obligations	(7,393)	(15,379)	(29,344)
Other, net	(22,961)	13,679	11,220
Net cash provided by operating activities	643,654	542,477	696,632
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,198,690	1,094,862	1,169,563
Sale of investments, available-for-sale	2,273,909	3,241,559	2,535,708
Cost of investments acquired, available-for-sale	(3,602,600)	(5,079,971)	(4,228,755)
Change in investments, held-to-maturity	(70,000)	(65,000)	(300,000)
Mortgage loans:
New lendings	(925,910)	(583,697)	(346,435)
Repayments	1,285,489	861,562	739,402
Change in investment real estate, net	13,032	(10,356)	4,927
Change in policy loans, net	57,507	17,181	14,428
Change in other long-term investments, net	(87,522)	(231,653)	(123,401)
Change in short-term investments, net	(71,015)	147,477	(82,282)
Net unsettled security transactions	30,212	7,373	37,169
Purchase of property and equipment	(8,088)	(10,275)	(6,157)
Payments for business acquisitions, net of cash acquired	(906)	(471,714)	—
Net cash provided by (used in) investing activities	92,798	(1,082,652)	(585,833)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	32,348	46,000	198,300
Repurchase program borrowings	(300,000)	200,000	150,000
Capital contributions from PLC	4,529	70,000	—
Dividends paid to the parent company	(300,000)	(44,963)	(257,000)
Investment product deposits and change in universal life deposits	2,576,727	3,219,561	3,716,553
Investment product withdrawals	(2,827,305)	(2,874,426)	(3,818,845)
Other financing activities, net	(44)	—	—
Net cash (used in) provided by financing activities	(813,745)	616,172	(10,992)
Change in cash	(77,293)	75,997	99,807
Cash at beginning of period	345,579	269,582	169,775
Cash at end of period	$268,286	$345,579	$269,582

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BASIS OF PRESENTATION

Basis of Presentation

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC. Prior to February 1, 2015, and for the periods this report presents, PLC’s stock was publicly traded on the New York Stock Exchange. PLC is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.

The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 21, Statutory Reporting Practices and Other Regulatory Matters).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investment and certain derivatives fair values, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

Significant Accounting Policies

Valuation of Investment Securities

The Company determines the appropriate classification of investment securities at the time of purchase and periodically re-evaluates such designations. Investment securities are classified as either trading, available-for-sale, or held-to-maturity securities. Investment securities classified as trading are recorded at fair value with changes in fair value recorded in realized gains (losses). Investment securities purchased for long term investment purposes are classified as available-for-sale and are recorded at fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). Investment securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity and are reported at amortized cost. Interest income on available-for-sale and held-to-maturity securities includes the amortization of premiums and accretion of discounts and are recorded in investment income.

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non- binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than- temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and were immaterial as of December 31, 2014 and $41.3 million as of December 31, 2013, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 6.65%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flow and earnings of the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products, in proportion to expected gross profits (“EGPs”) for interest sensitive products, including accrued interest credited to account balances of up to approximately 8.75% and in proportion to estimated gross margin for policies within the Closed Block that was acquired as part of the MONY acquisition. VOBA is subject to annual recoverability testing.

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

Property and equipment consisted of the following:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Home office building	$75,109	$74,313
Data processing equipment	40,568	35,789
Other, principally furniture and equipment	52,771	51,049
	168,448	161,151
Accumulated depreciation	(116,688)	(110,080)
Total property and equipment	$51,760	$51,071

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

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2014 and 2013, the Company had $39.8 million and $0.2 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

As of December 31, 2014, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2015	$624.3
2016-2017	791.4
2018-2019	488.0
Thereafter	55.8

Derivative Financial Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses) - Derivative financial instruments”. For additional information, see Note 23, Derivative Financial Instruments.

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

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be recorded at fair value using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5% to 100%. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company reinsures certain risks associated with the GMWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2014, the Company’s net GMWB liability held, including the impact of reinsurance was $25.9 million.

Goodwill

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. As of December 31, 2014, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2014, the Company had goodwill of $77.6 million.

Income Taxes

The Company is included in the consolidated federal income tax return of PLC. The Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740. The method of allocation of current income taxes between the affiliates is subject to a written agreement under which the Company incurs a liability to PLC to the extent that a separate return calculation indicates that the Company has a federal income tax liability. If the Company has an income tax benefit, the benefit is recorded currently to the extent it can be carried back against prior years’ separate company income tax expense. Any amount not carried back is carried forward on a separate company basis (generally without a time limit), and the tax benefit is reflected in future periods when the Company generates taxable income. Income taxes recoverable (payable) are recorded in income taxes receivable (payable), respectively, and are settled periodically, per the tax sharing agreement. In general, income tax provisions are based on the income reported for financial statement purposes. Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims.

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

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company’s investment in a VIE refer to Note 6, Investment Operations, to the consolidated financial statements.

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

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2014, range from approximately 2.0% to 7.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2014	2013		2012
	(Dollars In Thousands)
Balance beginning of year	$334,450	$326,633		$312,799
Less: reinsurance	117,502	155,341		161,450
Net balance beginning of year	216,948	171,292		151,349
Incurred related to:
Current year	1,075,005	698,028		702,555
Prior year	102,936	68,396		62,926
Total incurred	1,177,941	766,424		765,481
Paid related to:
Current year	1,017,193	682,877		664,744
Prior year	121,966	85,146		80,794
Total paid	1,139,159	768,023		745,538
Other changes:
Acquisition and reserve transfers	—	47,255	(1)	—
Net balance end of year	255,730	216,948		171,292
Add: reinsurance	163,671	117,502		155,341
Balance end of year	$419,401	$334,450		$326,633

(1) This amount represents the net liability, before reinsurance, for unpaid claims as of December 31, 2013 for MONY Life Insurance Company. The claims activity from the acquisition date of October 1, 2013 through December 31, 2013 for MONY Life Insurance Company is not reflected in this chart.

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.2% to 10% in 2014.

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815—Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 22, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

During 2013, the Company began marketing a new FIA product. These products are also deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 22, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

During 2014, the Company began marketing a new indexed universal life (“IUL”) product. These products are universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these IUL products at fair value. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 22, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2014, are subject to a dollar for dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2014, the GMDB reserve, including the impact of reinsurance was $21.7 million.

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

Reinsurance

The Company uses reinsurance extensively in certain of its segments and accounts for reinsurance and the recognition of the impact of reinsurance costs in accordance with the ASC Financial Services—Insurance Topic. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance.

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

The Company utilizes reinsurance on certain short duration insurance contracts (primarily issued through the Asset Protection segment). As part of these reinsurance transactions the Company receives reinsurance allowances which reimburse the Company for acquisition costs such as commissions and premium taxes. A ceding fee is also collected to cover other administrative costs and profits for the Company. As a component of reinsurance costs, reinsurance allowances are accounted for in accordance with the relevant provisions of ASC Financial Services—Insurance Topic, which state that reinsurance costs should be amortized over the contract period of the reinsurance if the contract is short-duration. Accordingly, reinsurance allowances received related to short-duration contracts are capitalized and charged to expense in proportion to premiums earned. Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

Ceded premiums and policy fees on the Company’s fixed universal life (“UL”), VUL, bank-owned life insurance (“BOLI”), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period.

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

Reinsurance Allowances—Long-Duration Contracts—Reinsurance allowances are intended to reimburse the ceding company for some portion of the ceding company’s commissions, expenses, and taxes. The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and do not necessarily bear a relationship to the amount and incidence of expenses actually paid by the ceding company in any given year.

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

Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies in accordance with GAAP, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

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

Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) No. 2014-08—Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.  This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent “strategic shifts” that will have a major effect on an entity’s operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company is reviewing the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.

ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update is effective for annual and interim periods beginning after December 15, 2016. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2014-11—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update is not expected to impact the Company’s financial position or results of operations, and the Company has reviewed its policies and processes to ensure compliance with the additional disclosure requirements.

ASU No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and interim periods thereafter, with early adoption is permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

ASU No. 2014-17—Business Combinations (Topic 805).  This Update relates to “pushdown accounting”, which refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in- control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin (“SAB”) No. 115, which rescinds SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances” (the SEC staff’s pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB’s new guidance. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company expects to apply pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015.

ASU No. 2015-02—Consolidation—Amendments to the Consolidation Analysis.  This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

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

The MONY acquisition was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. Within one year of the acquisition date, as a result of new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded certain measurement period adjustments to fixed maturities, mortgage loans, cash, accounts and premiums receivable, VOBA, other assets, deferred income taxes, future policy benefits and claims, other policyholders’ funds, and other liabilities. These were customary adjustments that occurred during the normal course of reviewing and integrating the MONY acquisition. The net result on the amount of VOBA recorded by the Company in relation to the MONY acquisition was to decrease VOBA by approximately $14.0 million. This impact has been revised in the comparative consolidated balance sheet presented as of December 31, 2013. The Company has determined that the impact on amortization and other related amounts within the comparative interim and annual periods from that previously presented in the annual or interim consolidated condensed statements of income is immaterial. The amounts presented in the following table related to the MONY acquisition (presented as of the acquisition date of October 1, 2013) have been retrospectively revised for the aforementioned measurement period adjustments.

The following table summarizes the consideration paid for the acquisition and the determination of the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
October 1, 2013
(Dollars In Thousands)
Assets
Fixed maturities, at fair value	$6,557,853
Equity securities, at fair value	108,413
Mortgage loans	830,415
Policy loans	967,534
Short-term investments	130,963
Total investments	8,595,178
Cash	216,164
Accrued investment income	114,695
Accounts and premiums receivable, net of allowance for uncollectible amounts	26,055
Reinsurance receivables	422,692
Value of business acquired	205,767
Other assets	5,104
Income tax receivable	21,197
Deferred income taxes	188,142
Separate account assets	195,452
Total assets	$9,990,446
Liabilities
Future policy benefits and claims	$7,645,969
Unearned premiums	3,066
Total policy liabilities and accruals	7,649,035
Annuity account balances	752,163
Other policyholders’ funds	636,448
Other liabilities	66,124
Non-recourse funding obligation	2,548
Separate account liabilities	195,344
Total liabilities	9,301,662
Net assets acquired	$688,784

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

Summarized financial information for the Closed Block as of December 31, 2013 and December 31, 2014 is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other	$6,138,505	$6,261,819
Policyholder dividend obligation	366,745	190,494
Other liabilities	53,838	1,259
Total closed block liabilities	6,559,088	6,453,572

Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,524,037	$4,113,829
Equity securities, available-for-sale, at fair value	5,387	5,223
Mortgage loans on real estate	448,855	601,959
Policy loans	771,120	802,013
Cash and other invested assets	30,984	140,577
Other assets	221,270	206,938
Total closed block assets	6,001,653	5,870,539

Excess of reported closed block liabilities over closed block assets	557,435	583,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of deferred tax benefit of $0 and $1,074 net of policyholder dividend obligation of $106,886 and $12,720	—	(1,994)
Future earnings to be recognized from closed block assets and closed block liabilities	$557,435	581,039

Reconciliation of the policyholder dividend obligation for the years ending December 31, 2013 and 2014 is as follows:

	For The
	Year Ended
	December 31,
	2014	2013
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$190,494	$213,350
Applicable to net revenue (losses)	(910)	(10,136)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	177,161	(12,720)
Policyholder dividend obligation, end of period	$366,745	$190,494

Closed Block revenues and expenses were as follows:

	For The Year Ended
	December 31,
	2014	2013
	(Dollars In Thousands)
Revenues
Premiums and other income	$212,765	$64,171
Net investment income	239,028	51,141
Net investment gains	10,528	9,252
Total revenues	462,321	124,564
Benefits and other deductions
Benefits and settlement expenses	417,667	113,564
Other operating expenses	674	548
Total benefits and other deductions	418,341	114,112
Net revenues before income taxes	43,980	10,452
Income tax expense	20,377	3,658
Net revenues	$23,603	$6,794

5.                                      DAI-ICHI MERGER

On February 1, 2015 PLC, subsequent to required approvals from PLC’s shareholders and relevant regulatory authorities, became a wholly owned subsidiary as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provides for the merger of DL Investment (Delaware), Inc. with and into PLC (the “Merger”), with PLC surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of PLC’s common stock outstanding was converted into the right to receive $70 per share, without interest, (the “Per Share Merger Consideration”). The aggregate cash consideration to be paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion.

The Merger resulted in the Company recognizing certain contingent or transaction related costs. Subsequent to the Merger, the Company will apply “pushdown” accounting by applying the guidance allowed by ASC 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly goodwill calculated and recognized based on the terms of the transaction and the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures.

Treatment of Benefit Plans

At or immediately prior to the Merger, each stock appreciation right with respect to shares of PLC’s Common Stock granted under any Stock Plan (each, a “SAR”) that was outstanding and unexercised immediately prior to the Merger and that had a base price per share of Common Stock underlying such SAR (the “Base Price”) that was less than the Per Share Merger Consideration (each such SAR, an “In-the-Money SAR”), whether or not exercisable or vested, was cancelled and converted into the right to receive an amount in cash less any applicable withholding taxes, determined by multiplying (i) the excess of the Per Share Merger Consideration over the Base Price of such In-the-Money SAR by (ii) the number of shares of PLC’s Common Stock subject to such In- the-Money SAR (such amount, the “SAR Consideration”).

At or immediately prior to the effective time of the merger, each restricted stock unit with respect to a share of Common Stock granted under any Stock Plan (each, a “RSU”) that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of RSUs.

The number of performance shares earned for each award of performance shares granted under any Stock Plan will be calculated by determining the number of performance shares that would have been paid if the subject award period had ended on the December 31 immediately preceding the Merger (based on the conditions set for payment of performance share awards for the subject award period), provided that the number of performance shares earned for each award were not less than the aggregate number of performance shares at the target performance level. Each performance share earned that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of Performance Shares.

6.                                      INVESTMENT OPERATIONS

Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$1,711,722	$1,508,924	$1,453,018
Equity securities	41,533	26,735	20,740
Mortgage loans	360,778	333,093	349,845
Investment real estate	4,483	3,555	3,289
Short-term investments	109,592	72,433	62,887
	2,228,108	1,944,740	1,889,779
Other investment expenses	130,095	108,552	100,441
Net investment income	$2,098,013	$1,836,188	$1,789,338

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$75,074	$63,161	$67,669
Equity securities	495	3,276	(45)
Impairments on fixed maturity securities	(7,275)	(19,100)	(58,144)
Impairments on equity securities	—	(3,347)	—
Modco trading portfolio	142,016	(178,134)	177,986
Other investments	(12,283)	(9,840)	(12,774)
Total realized gains (losses) - investments	$198,027	$(143,984)	$174,692

For the year ended December 31, 2014, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $76.7 million and gross realized losses were $8.1 million, including $6.9 million of impairment losses. For the year ended December 31, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $72.6 million and gross realized losses were $27.9 million, including $21.7 million of impairment losses. For the year ended December 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $73.2 million and gross realized losses were $60.3 million, including $54.7 million of impairment losses.

For the year ended December 31, 2014, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.7 billion. The gain realized on the sale of these securities was $76.7 million. For the year ended December 31, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.3 billion. The gain realized on the sale of these securities was $72.6 million. For the year ended December 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.6 billion. The gain realized on the sale of these securities was $73.2 million.

For the year ended December 31, 2014, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

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
	(Dollars In Thousands)
2014
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,374,141	$56,381	$(12,264)	$1,418,258	$6,404
Commercial mortgage-backed securities	1,119,979	59,637	(2,364)	1,177,252	—
Other asset-backed securities	857,365	17,961	(35,950)	839,376	(95)
U.S. government-related securities	1,394,028	44,149	(9,282)	1,428,895	—
Other government-related securities	16,939	3,233	—	20,172	—
States, municipals, and political subdivisions	1,391,526	296,594	(431)	1,687,689	—
Corporate bonds	24,744,050	2,760,703	(138,975)	27,365,778	—
	30,898,028	3,238,658	(199,266)	33,937,420	6,309
Equity securities	713,813	35,646	(14,153)	735,306	—
Short-term investments	151,572	—	—	151,572	—
	$31,763,413	$3,274,304	$(213,419)	$34,824,298	$6,309
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,435,349	$34,255	$(24,536)	$1,445,068	$979
Commercial mortgage-backed securities	963,461	26,900	(19,705)	970,656	—
Other asset-backed securities	926,396	15,135	(69,548)	871,983	(51)
U.S. government-related securities	1,529,818	32,150	(54,078)	1,507,890	—
Other government-related securities	49,171	2,257	(1)	51,427	—
States, municipals, and political subdivisions	1,315,457	103,663	(8,291)	1,410,829	—
Corporate bonds	24,630,156	1,510,233	(391,813)	25,748,576	—
	30,849,808	1,724,593	(567,972)	32,006,429	928
Equity securities	611,473	6,068	(36,332)	581,209	—
Short-term investments	80,582	—	—	80,582	—
	$31,541,863	$1,730,661	$(604,304)	$32,668,220	$928

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2014 are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI

2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—
2013
Fixed maturities:
Other	$365,000	$—	$(29,324)	$335,676	$—
	$365,000	$—	$(29,324)	$335,676	$—

During the year ended December 31, 2014 and 2013, the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities did not have any gross unrecognized holding losses for the year ended December 31, 2014 and $29.3 million for the year ended December 31, 2013. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of December 31, 2014 and 2013, the Company had an additional $2.8 billion and $2.8 billion of fixed maturities, $21.5 million and $21.2 million of equity securities, and $95.1 million and $52.4 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2014, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$1,033,959	$1,045,159	$—	$—
Due after one year through five years	7,084,156	7,547,483	—	—
Due after five years through ten years	6,203,383	6,519,436	—	—
Due after ten years	16,576,530	18,825,342	435,000	485,422
	$30,898,028	$33,937,420	$435,000	$485,422

During the year ended December 31, 2014, the Company recorded pre-tax other-than-temporary impairments of investments of $2.6 million, all of which were related to fixed maturities. Credit impairments recorded in earnings during the year ended December 31, 2014, were $7.3 million. During the year ended December 31, 2014, $4.7 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2014.

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

During the year ended December 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $67.1 million all of which were related to fixed maturities. Of the $67.1 million of impairments for the year ended December 31, 2012, $58.1 million were recorded in earnings and $9.0 million were recorded in other comprehensive income (loss). There were no impairments related to equity securities. For the year ended December 31, 2012, there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Beginning balance	$41,674	$121,237	$69,476
Additions for newly impaired securities	—	3,516	26,544
Additions for previously impaired securities	2,263	12,066	25,217
Reductions for previously impaired securities due to a change in expected cash flows	(28,474)	(87,908)	—
Reductions for previously impaired securities that were sold in the current period	—	(7,237)	—
Other	—	—	—
Ending balance	$15,463	$41,674	$121,237

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$165,877	$(9,547)	$67,301	$(2,717)	$233,178	$(12,264)
Commercial mortgage-backed securities	49,908	(334)	102,529	(2,030)	152,437	(2,364)
Other asset-backed securities	108,665	(6,473)	537,488	(29,477)	646,153	(35,950)
U.S. government-related securities	231,917	(3,868)	280,803	(5,414)	512,720	(9,282)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	1,905	(134)	10,481	(297)	12,386	(431)
Corporate bonds	1,657,103	(76,285)	776,863	(62,690)	2,433,966	(138,975)
Equities	17,430	(218)	129,509	(13,935)	146,939	(14,153)
	$2,232,805	$(96,859)	$1,904,974	$(116,560)	$4,137,779	$(213,419)

RMBS have a gross unrealized loss greater than twelve months of $2.7 million as of December 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS have a gross unrealized loss greater than twelve months of $2.0 million as of December 31, 2014. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $29.5 million as of December 31, 2014. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These

unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The U.S. government-related category has gross unrealized losses greater than twelve months of $5.4 million as of December 31, 2014. These declines were entirely related to changes in interest rates.

The corporate bonds category has gross unrealized losses greater than twelve months of $62.7 million as of December 31, 2014. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $14.0 million as of December 31, 2014. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

As of December 31, 2014, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $315.1 million of securities which were rated below investment grade. Approximately $360.1 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Fixed maturities	$1,224,248	$(1,269,277)	$819,152
Equity securities	33,642	(20,899)	8,484

The Company held $9.0 million of non-income producing securities for the year ended December 31, 2014.

Included in the Company’s invested assets are $1.8 billion of policy loans as of December 31, 2014. The interest rates on standard policy loans range from 3.0% to 13.64%. The collateral loans on life insurance policies have an interest rate of 13.64%.

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that continued to be classified as a VIE as of December 31, 2014 and December 31, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2014 no payments have been made or required related to this guarantee.

7.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2014, the Company’s mortgage loan holdings were approximately $5.1 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes that this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2014:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	61.7%
Office Buildings	13.3
Apartments	9.6
Warehouses	7.8
Other	7.6
100.0%

The Company specializes in originating mortgage loans on either credit- oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.2% of mortgage loans. Approximately 71.8% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	10.1%
Alabama	8.2
Georgia	8.0
Florida	7.3
Tennessee	6.6
South Carolina	4.8
North Carolina	4.5
Utah	4.2
New York	4.2
Ohio	4.0
California	4.0
Virginia	3.0
Michigan	2.9
71.8%

During 2014, the Company funded approximately $869.7 million of new loans, with an average loan size of $5.8 million. The average size mortgage loan in the portfolio as of December 31, 2014, was $2.8 million, and the weighted-average interest rate was 5.72%. The largest single mortgage loan was $50.0 million.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $243.6 million would become due in 2015, $961.8 million in 2016 through 2020, $392.6 million in 2021 through 2025, and $120.8 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2014 and December 31, 2013, approximately $553.6 million and $666.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the year ended December 31, 2014 and 2013, the Company recognized $16.7 million and $17.9 million of participating mortgage loan income, respectively.

As of December 31, 2014, approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014, the Company accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loans losses. Of the mortgage loan transactions accounted for as troubled debt restructurings, $23.3 million remain on the Company’s balance sheet as of December 31, 2014.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2014, $24.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or foreclosed and converted to real estate. Of the restructured loans, $1.5 million were nonperforming during the year ended December 31, 2014. The Company foreclosed on $1.2 million of nonperforming loans not subject to a pooling and servicing agreement during the year ended December 31, 2014.

As of December 31, 2014, none of the loans subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the year ended December 31, 2014.

As of December 31, 2014 and 2013, the Company had an allowance for mortgage loan credit losses of $5.7 million and $3.1 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Beginning balance	$3,130	$2,875
Charge offs	(675)	(6,838)
Recoveries	(2,600)	(1,016)
Provision	5,865	8,109
Ending balance	$5,720	$3,130

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

2013
Commercial mortgage loans	$14,368	$—	$2,208	$16,576
Number of delinquent commercial mortgage loans	8	—	1	9

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

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280
2013
Commercial mortgage loans:
With no related allowance recorded	$2,208	$2,208	$—	$2,208	$31	$—
With an allowance recorded	21,288	21,281	3,130	5,322	304	304

Mortgage loans that were modified in a troubled debt restructuring were as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	contracts	Investment	Investment
(Dollars In Thousands)
2014
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

8.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of period	$2,720,604	$2,493,729
Capitalization of commissions, sales, and issue expenses	293,672	345,885
Amortization	(194,517)	(112,117)
Change in unrealized investment gains and losses	(166,694)	(6,893)
Balance, end of period	$2,653,065	$2,720,604

Value of Business Acquired

The balances and changes in VOBA are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of period	$756,018	$731,627
Acquisitions(1)	—	49,643
Amortization	(113,803)	(42,543)
Change in unrealized gains and losses	(140,234)	17,291
Balance, end of period	$501,981	$756,018

(1) Includes VOBA associated with the MONY acquisition of $205.7 million, offset by $156.1 million ceded to reinsurers.

As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the merger previously disclosed in Note 5, Dai-ichi Merger and in accordance with ASC Topic 805 — Business Combinations. Therefore, the disclosure of the expected amortization of VOBA over the next five years was excluded.

9.                                      GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

		Asset	Total
	Acquisitions	Protection	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2012	$35,615	$48,158	$83,773
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2013	32,517	48,158	80,675
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2014	$29,419	$48,158	$77,577

During the year ended December 31, 2014 and 2013, the Company decreased its goodwill balance by approximately $3.1 million and $3.1 million, respectively. The decreases were due to an adjustment in the Acquisitions segment related to tax benefits realized during 2014 and 2013 on the portion of tax goodwill in excess of GAAP basis goodwill. See Note 2, Summary of Significant Accounting Policies for additional information.

10.                               CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdrawal and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GMWB were $9.7 billion as of December 31, 2014. For more information regarding the valuation of and income impact of GMWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 22, Fair Value of Financial Instruments, and Note 23, Derivative Financial Instruments.

The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.18%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience with attained age factors varying from 49% - 80%, lapse rates ranging from 2.2% - 33% (depending on product type and duration), and an average discount rate of 6.0%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The VA separate account balances subject to GMDB were $13.0 billion as of December 31, 2014. The total GMDB amount payable based on VA account balances as of December 31, 2014, was $108.6 million (including $93.1 million in the Annuities segment and $15.5 million in the Acquisitions segment) with a GMDB reserve of $21.4 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2014 for the Company was 69.

These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $11.6 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2014, was 65.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Beginning balance	$13,608	$19,606	$9,798
Incurred guarantee benefits	10,130	(3,133)	14,087
Less: Paid guarantee benefits	2,043	2,865	4,279
Ending balance	$21,695	$13,608	$19,606

Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Equity mutual funds	$7,834,480	$7,984,198
Fixed income mutual funds	5,137,312	4,606,093
Total	$12,971,792	$12,590,291

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

Activity in the Company’s deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Deferred asset, beginning of period	$146,651	$143,949	$125,527
Amounts deferred	18,302	15,274	23,362
Amortization	(9,803)	(12,572)	(4,940)
Deferred asset, end of period	$155,150	$146,651	$143,949

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2014, the Company had reinsured approximately 51% of the face value of its life insurance in-force. The Company has reinsured approximately 22% of the face value of its life insurance in-force with the following three reinsurers:

•                  Security Life of Denver Insurance Co. (currently administered by Hanover Re)

•                  Swiss Re Life & Health America Inc.

•                  The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

The Company has not experienced any credit losses for the years ended December 31, 2014, 2013, or 2012 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Millions)
Direct life insurance in-force	$721,036	$726,697	$706,416
Amounts assumed from other companies	43,237	46,752	30,470
Amounts ceded to other companies	(388,890)	(416,809)	(444,951)
Net life insurance in-force	$375,383	$356,640	$291,935

Percentage of amount assumed to net	12%	13%	10%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

			Assumed			Percentage of
		Ceded to	from			Amount
	Gross	Other	Other	Net		Assumed to
	Amount	Companies	Companies	Amount		Net
	(Dollars In Thousands)
For The Year Ended December 31, 2014:
Premiums and policy fees:
Life insurance	$2,603,956	$1,279,908	$349,934	$1,673,982	(1)	20.9
Accident/health insurance	81,037	42,741	20,804	59,100		35.2
Property and liability insurance	218,663	73,094	8,675	154,244		5.6
Total	$2,903,656	$1,395,743	$379,413	$1,887,326
For The Year Ended December 31, 2013:
Premiums and policy fees:
Life insurance	$2,371,871	$1,299,631	$306,921	$1,379,161	(1)	22.3
Accident/health insurance	45,262	20,011	24,291	49,542		49.0
Property and liability insurance	211,000	67,795	7,977	151,182		5.3
Total	$2,628,133	$1,387,437	$339,189	$1,579,885
For The Year Ended December 31, 2012
Premiums and policy fees:
Life insurance	$2,226,614	$1,228,444	$281,711	$1,279,881	(1)	22.0
Accident/health insurance	38,873	12,065	29,413	56,221		52.3
Property and liability insurance	216,014	69,588	6,765	153,191		4.4
Total	$2,481,501	$1,310,097	$317,889	$1,489,293

(1)Includes annuity policy fees of $92.8 million, $88.7 million, and $103.8 million for the years ended December 31, 2014, 2013,

and 2012, respectively.

As of December 31, 2014 and 2013, policy and claim reserves relating to insurance ceded of $5.9 billion and $6.0 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2014 and 2013, the Company had paid $120.5 million and $79.7 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2014 and 2013, the Company had receivables of $65.8 million and $66.1 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $5.9 billion and $6.0 billion as of December 31, 2014 and 2013, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2014		2013
	Reinsurance	A.M. Best	Reinsurance	A.M. Best
	Receivable	Rating	Receivable	Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$842.1	A	$819.3	A
Swiss Re Life & Health America, Inc.	820.9	A+	823.0	A+
Lincoln National Life Insurance Co.	556.3	A+	553.7	A+
Transamerica Life Insurance Co.	497.7	A+	531.1	A+
RGA Reinsurance Company	412.4	A+	419.1	A+
SCOR Global Life USA Reinsurance Company	411.8	A	402.7	A
American United Life Insurance Company	336.1	A+	342.2	A+
Scottish Re (U.S.), Inc.	298.0	NR	305.1	NR
Centre Reinsurance (Bermuda) Ltd	260.9	NR	281.6	NR
Employers Reassurance Corporation	254.3	A-	289.2	A-

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

12.                               DEBT AND OTHER OBLIGATIONS

Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the “Credit Facility”), the Company and PLC had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of PLC’s Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that PLC was liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014. The Company did not have an outstanding balance under the Credit Facility as of December 31, 2014. PLC had an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014. As of December 31, 2014, the Company had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014.

On February 2, 2015, the Company and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon our subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility or the 2015 Credit Facility as of February 2, 2015. PLC had an outstanding balance of $390.0 million bearing interest at a rate of LIBOR plus 1.20% when the Credit Facility was amended and restated by the 2015 Credit Facility on February 2, 2015. The $55.0 million Letter of Credit, which the Company executed under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company, remained undrawn as of February 2, 2015.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of non-recourse funding obligations with a total outstanding balance of $800 million as of December 31, 2014. PLC holds the entire outstanding balance of non-recourse funding obligations. The Series A1 non-recourse funding obligations have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 non-recourse funding obligations have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 non-recourse funding obligations have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of non-recourse funding obligations outstanding as of December 31, 2014. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2014, securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $284.8 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2014, no payments have been made under these agreements and no amounts are collateralized by PLC under these agreements. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms on the support agreement. There are no support agreements between the Company and Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red

Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2014, the principal balance of the Red Mountain note was $435 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2014, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $435 million outstanding non-recourse funding obligation as of December 31, 2014. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of December 31, 2014, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted- Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(1)	$800,000	2037	7.86%
Golden Gate II Captive Insurance Company	290,248	2052	1.13%
Golden Gate V Vermont Captive Insurance Company(1)	435,000	2037	6.25%
MONY Life Insurance Company(1)	2,504	2024	6.63%
Total	$1,527,752

(1) Fixed rate obligations

During 2014, consolidated subsidiaries of the Company repurchased $37.7 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $7.4 million pre-tax gain for the Company. For the year ended December 31, 2013, consolidated subsidiaries of the Company repurchased $68.5 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $15.4 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. On June 25, 2014, PLC entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $930 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $935 million in 2015. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if its annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2014 and was $750 million as of December 31, 2014. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2014, no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operations and its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2014, the fair value of securities pledged under the repurchase program was $55.1 million and the repurchase obligation of $50.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 16 basis points). During the year ended December 31, 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014. As of December 31, 2013, the Company had a $350.0 million outstanding balance related to such borrowings. During 2013, the maximum balance outstanding at any one point in time related to these programs was $815.0 million. The average daily balance was $496.9 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2013.

Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on non-recourse funding obligations, letters of credit, and other temporary borrowings was $118.6 million, $111.4 million, and $92.9 million in 2014, 2013, and 2012, respectively. The $7.2 million unfavorable variance was primarily due to increased interest expense on the Golden Gate V non-recourse funding obligation of $4.2 million and $3.0 million increased interest expense primarily on Golden Gate III and Golden Gate IV letters of credit.

13.                               COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 19 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $10.8 million, $11.2 million, and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The aggregate annualized rent was approximately $6.5  million for the year ended December 31, 2014. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2015	$5,911
2016	4,942
2017	2,750
2018	2,111
2019	1,879
Thereafter	7,488

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

Year	Amount
(Dollars In Thousands)
2015	$1,233
2016	1,236
2017	1,233
2018	76,208

As of December 31, 2014 and 2013, the Company had outstanding mortgage loan commitments of $537.7 million at an average rate of 4.61% and $322.8 million at an average rate of 4.93%, respectively.

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

The Company was audited by the IRS and the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. The case has followed normal procedure and is now under review at Congress’ Joint Committee on Taxation. The Company believes the matter will conclude within the next twelve months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $136,000. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

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

Certain of the Company’s subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $3.5 million.

14.                               SHAREOWNER’S EQUITY

PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2014, 2013, and 2012, PL&A paid no dividends to PLC on its preferred stock.

15.                               STOCK-BASED COMPENSATION

Since 1973, PLC has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Under plans approved by shareowners in 1997, 2003, 2008, and 2012, up to 9.5 million shares may be issued in payment of awards. Due to an existing change in control provision, the awards outstanding immediately prior to the Merger will be cancelled and converted into the right to receive an amount in cash. For more information refer to Note 5, Dai-ichi Merger.

Performance Shares

The criteria for payment of the 2014 performance awards is based on PLC’s average operating return on average equity (“ROE”) over a three- year period. If PLC’s ROE is below 10.5%, no award is earned. If PLC’s ROE is at or above 12.0%, the award maximum is earned.

The criteria for payment of the 2013 performance awards is based on PLC’s average operating ROE over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.5%, the award maximum is earned.

Performance shares are equivalent in value to one share of PLC’s common stock times the award earned percentage payout. Performance share awards of 203,295 were issued during the year ended December 31, 2014 and 298,500 performance share awards were issued during the year ended December 31, 2013.

Performance share awards and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
		(Dollars In Thousands)
2014	203,295	$10,484
2013	298,500	9,328
2012	306,100	8,608
2011	191,100	5,433

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2011	$22.27	2,274,229
SARs exercised / forfeited	22.60	(633,062)
Balance at December 31, 2012	$22.15	1,641,167
SARs exercised / forfeited	18.54	(336,066)
Balance at December 31, 2013	$23.08	1,305,101
SARs exercised / forfeited / expired	22.07	(1,147,473)
Balance at December 31, 2014	$30.41	157,628

The outstanding SARs as of December 31, 2014, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$41.05	10,000	1	10,000
$43.46	22,300	3	22,300
$38.59	52,000	4	52,000
$3.50	46,110	5	46,110
$18.36	27,218	6	27,218

There were no SARs issued for the years ended December 31, 2014, 2013, and 2012. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016.

Restricted Stock Units

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 98,700 restricted stock units for the year ended December 31, 2014 and 166,850 restricted stock units for the year ended December 31, 2013. These awards had a total fair value at grant date of $5.1 million and $5.5 million, respectively. Approximately half of these restricted stock units vest after three years from grant date and the remainder vest after four years.

PLC recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $25.9 million, $15.7 million, and $10.3 million in 2014, 2013, and 2012, respectively. The Company recognized expense associated with PLC’s stock-based compensation plans for compensations awarded to its employees of $6.5 million, $4.5 million, and $3.9 million in 2014, 2013, and 2012, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s common stock are reported as a component of shareowners’ equity, net of deferred taxes. As of December 31, 2014, the total compensation cost related to non-vested stock-based compensation not yet recognized was $27.0 million. Due to the Merger, the unrecognized stock compensation expense will be accelerated as of the date of the merger due to an existing change in control provision.

The following table provides information as of December 31, 2014, about equity compensation plans under which PLC’s common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

					Number of securities
					remaining available
					for future issuance
	Number of securities				under equity
	to be issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
	warrants and rights as		warrants and rights as		column (a)) as of
Plan category	of December 31, 2014 (a)		of December 31, 2014 (b)		of December 31, 2014 (c)
Equity compensation plans approved by shareowners	1,960,959	(1)	$22.07	(3)	4,092,546	(4)
Equity compensation plans not approved by shareowners	193,720	(2)	Not applicable		Not applicable	(5)
Total	2,154,679		$22.07		4,092,546

(1)        Includes the following number of shares: (a) 102,458 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 907,487 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2014); (c) 313,199 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 475,386 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under PLC’s Deferred Compensation Plan for Officers; and (e) 162,429 shares issuable with respect to stock equivalents representing previous awards under PLC’s Stock Plan for Non-Employee Directors that the recipient deferred under PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC.

(2)        Includes the following number of shares of common stock: (a) 152,709 shares issuable with respect to stock equivalents representing (i) stock awards to PLC’s Directors before June 1, 2004 that the recipient deferred pursuant to PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC and (ii) cash retainers and fees that PLC’s Directors deferred under PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of PLC, and (b) 41,011 shares issuable with respect to stock equivalents pursuant to PLCs Deferred Compensation Plan for Officers.

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

16.                               EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefit Plan

PLC sponsors a defined benefit pension plan covering substantially all of its employees, including those of the Company. Benefits are based on years of service and the employee’s compensation.

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

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced PLC’s minimum required defined benefit plan contributions for the 2013 and 2014 plan years. PLC is evaluating the impact these changes will have on funding requirements in future years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

During the twelve months ended December 31, 2014, PLC contributed $9.0 million to its defined benefit pension plan for the 2013 plan year and $6.5 million to its defined benefit pension plan for the 2014 plan year. In addition, during January of 2015, PLC made a $2.2 million contribution to the defined benefit pension plan for the 2014 plan year. PLC has not yet determined what amount it will fund for the remainder of 2015, but estimates that the amount will be between $1 million and $10 million.

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

PLC uses a December 31 measurement date for all of its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of PLC’s defined benefit pension plan and unfunded excess benefit plan as of December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefit Plan
	2014	2013	2014	2013
	(Dollars In Thousands)

Accumulated benefit obligation, end of year	$249,453	$207,999	$47,368	$36,306

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$219,152	$223,319	$39,679	$42,971
Service cost	9,411	9,345	954	1,037
Interest cost	10,493	8,985	1,696	1,387
Amendments	—	—	—	—
Actuarial (gain) loss	38,110	(8,172)	9,153	(1,505)
Benefits paid	(9,835)	(14,325)	(1,907)	(4,211)
Projected benefit obligation at end of year	267,331	219,152	49,575	39,679

Change in plan assets:
Fair value of plan assets at beginning of year	180,173	152,187	—	—
Actual return on plan assets	17,921	33,368	—	—
Employer contributions(1)	15,513	8,943	1,907	4,211
Benefits paid	(9,835)	(14,325)	(1,907)	(4,211)
Fair value of plan assets at end of year	203,772	180,173	—	—
After reflecting FASB guidance:
Funded status	(63,559)	(38,979)	(49,575)	(39,679)
Amounts recognized in the balance sheet:
Other liabilities	(63,559)	(38,979)	(49,575)	(39,679)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	80,430	54,897	20,983	13,346
Prior service cost/(credit)	(1,033)	(1,425)	24	36
Total	$79,397	$53,472	$21,007	$13,382

(1)    Employer contributions disclosed are based on PLC’s fiscal filing year

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension		Unfunded Excess
	Plan		Benefit Plan
	2014	2013	2014	2013
Discount rate	3.95%	4.86%	3.65%	4.30%
Rate of compensation increase	4.75% prior to age 40	3.0	4.75% prior to age 40	4.0
	3.75% for age 40 and		3.75% for age 40 and
	above		above
Expected long-term return on plan assets	7.5	7.5	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.86%	4.07%	4.62%	4.30%	3.37%	4.07%
Rates of compensation increase	3.0	3.0	2.5 - 3.0	4.0	4.0	3.5 - 4.0
Expected long-term return on plan assets	7.5	7.5	7.75	N/A	N/A	N/A

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

Components of the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2014	2013	2012	2014	2013	2012
	(Dollars In Thousands)
Service cost — benefits earned during the period	$9,411	$9,345	$9,145	$954	$1,037	$867
Interest cost on projected benefit obligation	10,493	8,985	8,977	1,696	1,387	1,473
Expected return on plan assets	(12,166)	(11,013)	(10,916)	—	—	—
Amortization of prior service cost/(credit)	(392)	(392)	(392)	12	12	12
Amortization of actuarial losses(1)	6,821	9,631	7,749	1,516	1,792	1,300
Preliminary net periodic benefit cost	14,167	16,556	14,563	4,178	4,228	3,652
Settlement/curtailment expense(2)	—	—	—	—	928	—
Total net periodic benefit cost	$14,167	$16,556	$14,563	$4,178	$5,156	$3,652

(1)2014 average remaining service period used is 8.10 years and 7.51 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

(2)The unfunded excess pension plan triggered settlement accounting for the year ended December 31, 2013 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

The estimated net actuarial loss/(gain), prior service cost/(credit), and transition obligation/(asset) for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefit Plan
	(Dollars In Thousands)
Net actuarial loss/(gain)	$7,603	$1,901
Prior service cost/(credit)	(392)	12
Transition obligation/(asset)	—	—

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Target
	Allocation for
Asset Category	2015	2014	2013
Cash and cash equivalents	2%	4%	2%
Equity securities	60	62	64
Fixed income	38	34	34
Total	100%	100%	100%

PLC’s target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from the Company in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash. When calculating asset allocation, PLC includes reserves for pre- July 1999 retirees.

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

Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2014	2013
	(Dollars In Thousands)
Cash and cash equivalents	$7,968	$3,052
Equity securities:
Collective Russell 3000 equity index fund	79,660	74,753
Fidelity Spartan 500 index fund	51,848	45,632
Fixed income	64,296	56,736
Total investments	203,772	180,173
Employer contribution receivable	2,165	2,314
Total	$205,937	$182,487

The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan’s group deposit administration annuity contract with the Company is recorded at contract value, which, by utilizing a long-term view, PLC believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while PLC believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$7,968	$—	$—	$7,968
Collective investment funds:
Equity index funds	51,848	79,660	—	131,508
Group deposit administration annuity contract	—	—	64,296	64,296
Total investments	$59,816	$79,660	$64,296	$203,772

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,052	$—	$—	$3,052
Collective investment funds:
Equity index funds	45,632	74,753	—	120,385
Group deposit administration annuity contract	—	—	56,736	56,736
Total investments	$48,684	$74,753	$56,736	$180,173

For the year ended December 31, 2014, $4.5 million was transferred into Level 3 from Level 2. For the year ended December 31, 2013, $4.0 million was transferred into Level 3 from Level 2. These transfers were made to maintain an acceptable asset allocation as set by PLC’s investment policy.

For the year ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2014 and 2013, respectively:

		Unfunded	Redemption	Redemption
Name	Fair Value	Commitments	Frequency	Notice Period
	(Dollars In Thousands)
As of December 31, 2014:
Collective short-term investment fund	$7,968	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	79,660	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	51,848	Not Applicable	Daily	1 day

As of December 31, 2013:
Collective short-term investment fund	$3,052	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	74,753	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	45,632	Not Applicable	Daily	1 day

(1) Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Balance, beginning of year	$56,736	$50,032
Interest income	3,060	2,704
Transfers from collective short-term investments fund	4,500	4,000
Transfers to collective short-term investments fund	—	—
Balance, end of year	$64,296	$56,736

The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2014:

		Principal	Significant	Range of
		Valuation	Unobservable	Significant Input
Instrument	Fair Value	Technique	Inputs	Values
(Dollars In Thousands)
Group deposit administration annuity contract	$64,296	Contract Value	Contract Rate	5.28% - 5.47%

Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefit Plan
	(Dollars In Thousands)
2015	$15,055	$4,016
2016	15,243	4,036
2017	16,957	5,610
2018	16,515	4,005
2019	19,014	4,303
2020-2024	97,137	17,800

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2014 and 2013, the accumulated postretirement benefit obligation associated with these benefits was $0.2 million and $0.4 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$447	$788
Service cost	2	4
Interest cost	4	5
Actuarial (gain)/loss	30	29
Plan participant contributions	254	289
Benefits paid	(490)	(668)
Benefit obligation, end of year	$247	$447

For the retiree medical plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 1.27% and 1.26%, respectively.

For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2014 and 2013, PLC’s liability related to this benefit was less than $0.1 million. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$8,653	$10,070
Service cost	97	144
Interest cost	416	405
Actuarial (gain)/loss	694	(1,620)
Benefits paid	(572)	(346)
Benefit obligation, end of year	$9,288	$8,653

For the postretirement life insurance plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 4.21% and 5.05%, respectively.

PLC’s expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2014, is 3.14% and 3.13%, respectively. To determine an appropriate long-term rate of return assumption, PLC utilized 20 year average and annualized return results on the Barclay’s short treasury index.

Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

The fair value of each major category of plan assets for PLC’s postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2014	2013	2012
	(Dollars In Thousands)
Money market fund	$5,925	$6,156	$6,174

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,925	$—	$—	$5,925

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$6,156	$—	$—	$6,156

For the year ended December 31, 2014 and 2013, there were no transfers between levels.

Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

PLC sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($17,500 for 2014). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2014). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately.

Prior to 2009, employee contributions to PLC’s 401(k) Plan were matched through use of an ESOP established by PLC. Beginning in 2009, PLC adopted a cash match for employee contributions to the 401(k) plan. For the year ended December 31, 2014 and 2013, PLC recorded an expense of $6.3 million and $6.0 million, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by PLC for this employee benefit was $0.4 million, $0.5 million, and $0.4 million, respectively, in 2014, 2013, and 2012.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. PLC may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2014, the plans had 1,109,595 common stock equivalents credited to participants. PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners’ equity. On February 1, 2015, PLC became a wholly subsidiary of Dai-ichi Life and PLC’s stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.

17.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of December 31, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$540,201	$(1,235)	$538,966
Other comprehensive income (loss) before reclassifications	983,985	(2)	983,983
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,498	—	3,498
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(44,391)	1,155	(43,236)
Net current-period other comprehensive income (loss)	943,092	1,153	944,245
Ending Balance, December 31, 2014	$1,483,293	$(82)	$1,483,211

(1) See Reclassification table below for details. (2) These balances were offset by the impact of DAC and VOBA by $198.1 million and $397.5 million as of December 31, 2013 and 2014, respectively.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(1,250,416)	734	(1,249,682)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,594)	1,527	(27,067)
Net current-period other comprehensive income (loss)	(1,274,419)	2,261	(1,272,158)
Ending Balance, December 31, 2013	$540,201	$(1,235)	$538,966

(1)        See Reclassification table below for details.

(2)        These balances were offset by the impact of DAC and VOBA by $204.9 million and $198.1 million as of December 31, 2012 and 2013, respectively.

The following table summarizes the reclassifications amounts out of AOCI for the year ended December 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the Consolidated
	Income (Loss)	Statements of Income
(Dollars In Thousands)
For The Year Ended December 31, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,777)	Benefits and settlement expenses, net of reinsurance ceded
	(1,777)	Total before tax
	622	Tax (expense) or benefit
	$(1,155)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$75,569	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,275)	Net impairment losses recognized in earnings
	68,294	Total before tax
	(23,903)	Tax (expense) or benefit
	$44,391	Net of tax

(1) See Note 23, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the Consolidated
	Income (Loss)	Statements of Income
(Dollars In Thousands)
For The Year Ended December 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(2,349)	Benefits and settlement expenses, net of reinsurance ceded
	(2,349)	Total before tax
	822	Tax (expense) or benefit
	$(1,527)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$66,437	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(22,447)	Net impairment losses recognized in earnings
	43,990	Total before tax
	(15,396)	Tax (expense) or benefit
	$28,594	Net of tax

(1) See Note 23, Derivative Financial Instruments for additional information.

18.                               INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
State income taxes	0.5	0.4	0.4
Investment income not subject to tax	(2.7)	(4.4)	(3.1)
Uncertain tax positions	0.5	0.1	0.2
Other	0.1	(0.1)	0.4
	33.4%	31.0%	32.9%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Current income tax expense:
Federal	$176,238	$(18,076)	$78,510
State	5,525	(222)	2,496
Total current	$181,763	$(18,298)	$81,006
Deferred income tax expense:
Federal	$65,566	$149,288	$66,375
State	(491)	(93)	3,662
Total deferred	$65,075	$149,195	$70,037

The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2014	2013
	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$154,720	$275,355
Loss and credit carryforwards	35,642	104,530
Deferred compensation	104,117	104,062
Invested assets (other than unrealized gains)	2,960	—
Valuation allowance	(791)	(780)
	296,648	483,167
Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,073,499	1,034,614
Invested assets (other than unrealized gains)	—	147,446
Net unrealized gains (losses) on investments	798,529	290,062
Other	36,484	52,465
	1,908,512	1,524,587
Net deferred income tax liability	$(1,611,864)	$(1,041,420)

The Company’s income tax returns, except for MONY which files separately, are included in PLC’s consolidated U.S. income tax return.

The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities. These liabilities were assumed by AXA; they were not acquired by the Company in connection with the acquisition of MONY discussed in Note 3, Significant Acquisitions. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2014 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.

In management’s judgment, the gross deferred income tax asset as of December 31, 2014, will more likely than not be fully realized. The Company has recognized a valuation allowance of $1.2 million and $1.2 million as of December 31, 2014 and 2013, respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. Since there was no change in the valuation allowance, there were no impact to state income tax expense in 2014.

As of December 31, 2014 and 2013, some of the Company’s fixed maturities were reported at an unrealized loss.  If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity. As of December 31, 2014, the Company recorded a net unrealized gain on its fixed maturities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2014	2013	2012
	(Dollars In Thousands)
Balance, beginning of period	$85,846	$74,335	$4,318
Additions for tax positions of the current year	57,392	7,464	9,465
Additions for tax positions of prior years	34,371	6,787	64,050
Reductions of tax positions of prior years:
Changes in judgment	(9,533)	(2,740)	(3,498)
Settlements during the period	—	—	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$168,076	$85,846	$74,335

Included in the balance above, as of December 31, 2014 and 2013, are approximately $157.3 million and $78.5 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $10.7 million and $7.4 million as of December 31, 2014 and as of December 31, 2013, respectively.

Any accrued interest related to the unrecognized tax benefits have been included in income tax expense. There were no amounts included in 2014, 2013 or 2012, as the parent company maintains responsibility for the interest on unrecognized tax benefits. The Company has no accrued interest associated with unrecognized tax benefits as of December 31, 2014 and 2013 (before taking into consideration the related income tax benefit that is associated with such an expense).

During 2012, an IRS audit concluded in which the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In January 2014, the Appeals Division completed its analysis and sent the Company’s case to Congress’ Joint Committee on Taxation for routine review. Although it cannot be certain, the Company believes this review process may conclude within the next 12 months. In addition, an examination of tax years 2008 through 2011 is currently underway. The Company believes that this examination may conclude within the next 12 months. It is possible, therefore, that in the next 12 months approximately $98.4 million of the unrecognized tax benefits on the above chart will be reduced due to the expected closure of the aforementioned Appeals process, the closing of the 2008 through 2011 examination, and the lapsing of various tax years’ statutes of limitations. In general, these reductions would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on other issues. This possible scenario includes an assumption that the Company would pay the IRS-asserted deficiencies on issues that it loses at Appeals rather than litigating such issues. These assumed tax payments would not materially impact the Company or its effective tax rate.

During the 12 months ended December 31, 2014 and 2013, discussions with the IRS, related to their ongoing examination of tax years 2008 through 2011 prompted the Company overall to revise upward its measurement of unrecognized tax benefits. These changes underlying this overall increase were almost entirely related to timing issues. Therefore, aside from the cost of interest, such changes did not result in any impact on the Company’s effective tax rate. In addition, during the 12 months ended December 31, 2013, the Company’s uncertain tax position liability decreased in the amount of $2.7 million. This was caused by the interaction of certain limitations regarding the dividends-received deduction and changes to taxable income caused by other uncertain tax positions resulting from new technical guidance, etc. This led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized.

In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2003.

19.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$117,776	$110,301	$92,175
Income taxes	159,724	(54,370)	77,665

20.                               RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates. Lease revenues were $4.9 million, $4.9 million, and $4.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $206.3 million, $170.9 million, and $154.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.  In addition, the Company has an intercompany payable with affiliates as of December 31, 2014 and 2013 of $19.5 million and $27.6 million, respectively. There was no intercompany receivable with affiliates balance as of December 31, 2014 or December 31, 2013.

Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $33.4 million, $40.0 million, and $59.1 million in 2014, 2013, and 2012, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $16.5 million, $16.4 million, and $13.0 million in 2014, 2013, and 2012, respectively.

Prior to the Merger, PLC and the Company had no related party transactions with Dai-ichi Life.

PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2014, PLC is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

As of February 1, 2000, PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, and again on December 19, 2013, wherein as of December 31, 2014, PLC continues to guarantee the obligations of the Company thereunder.

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

The Company has reinsured GMWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for

Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, the Company issued a $55 million Letter of Credit on December 31, 2014. No borrowings under this agreement were outstanding as of December 31, 2014. As of December 31, 2014, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

As of December 31, 2012, Shades Creek was a direct wholly owned insurance subsidiary of the Company. On April 1, 2013, the Company paid to its parent, PLC, a dividend that consisted of all outstanding stock of Shades Creek. The Company will continue to reinsure guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum death benefits (“GMDB”) riders to Shades Creek, which include a funds withheld account that is considered a derivative. For more information related to the derivative, refer to Note 22, Fair Value of Financial Instruments and Note 23, Derivative Financial Instruments. For cash flow purposes, portions of the dividend were treated as non-cash transactions.

The following balances from Shades Creek’s balance sheet as of March 31, 2013 with the exception of cash, were excluded from the Company’s cash flow statement for the year ended December 31, 2013:

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

21.                               STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

The Company’s insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the NAIC and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs, 2) benefit liabilities that are calculated using Company estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) recognition of realized gains and losses on the sale of securities in the period they are sold, and 5) fixed maturities recorded at fair values, but instead at amortized cost.

Statutory net income for the Company was $554.2 million, $165.5 million, and $376.3 million for the year ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus for the Company was $3.5 billion and $2.9 billion as of December 31, 2014 and 2013, respectively.

The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2015 is approximately $138.4 million. Additionally, as of December 31, 2014, approximately $730.1 million of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.

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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2014, the Company’s total adjusted capital and company action level RBC was $3.9 billion and $687.8 million, respectively, providing an RBC ratio of approximately 562%.

Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2014, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $45.3 million.

The states of domicile of the Company’s insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.

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

The favorable (unfavorable) effects of the Company’s statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2014	2013
	(Dollars In Millions)
Non-admission of goodwill	$(310)	$(311)
Total (net)	$(310)	$(311)

The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of the Company. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the face amount of all issued and outstanding letters of credit, and a note issued by an affiliate as an asset in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives”, and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2014	2013
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,735	$1,415
Accounting for Red Mountain Note as admitted asset	$435	$365
Reserving based on state specific actuarial practices	$112	$105
Reserving difference related to a captive insurance company	$(87)	$(22)

22.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,418,255	$3	$1,418,258
Commercial mortgage-backed securities	—	1,177,252	—	1,177,252
Other asset-backed securities	—	275,415	563,961	839,376
U.S. government-related securities	1,165,188	263,707	—	1,428,895
State, municipalities, and political subdivisions	—	1,684,014	3,675	1,687,689
Other government-related securities	—	20,172	—	20,172
Corporate bonds	132	26,039,963	1,325,683	27,365,778
Total fixed maturity securities - available-for-sale	1,165,320	30,878,778	1,893,322	33,937,420

Fixed maturity securities - trading
Residential mortgage-backed securities	—	288,114	—	288,114
Commercial mortgage-backed securities	—	151,111	—	151,111
Other asset-backed securities	—	105,118	169,461	274,579
U.S. government-related securities	245,563	4,898	—	250,461
State, municipalities, and political subdivisions	—	325,446	—	325,446
Other government-related securities	—	57,032	—	57,032
Corporate bonds	—	1,447,333	24,744	1,472,077
Total fixed maturity securities - trading	245,563	2,379,052	194,205	2,818,820
Total fixed maturity securities	1,410,883	33,257,830	2,087,527	36,756,240
Equity securities	590,832	99,267	66,691	756,790
Other long-term investments (1)	119,997	106,079	44,625	270,701
Short-term investments	243,436	3,281	—	246,717
Total investments	2,365,148	33,466,457	2,198,843	38,030,448
Cash	268,286	—	—	268,286
Assets related to separate accounts
Variable annuity	13,157,429	—	—	13,157,429
Variable universal life	834,940	—	—	834,940
Total assets measured at fair value on a recurring basis	$16,625,803	$33,466,457	$2,198,843	$52,291,103

Liabilities:
Annuity account balances(2)	$—	$—	$97,825	$97,825
Other liabilities (1)	62,146	61,046	506,343	629,535
Total liabilities measured at fair value on a recurring basis	$62,146	$61,046	$604,168	$727,360

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2014.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2014, the Company held $3.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of December 31, 2014, the Company held $733.4 million of Level 3 ABS, which included $564.0 million of other asset-backed securities classified as available-for-sale and $169.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Bonds, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of December 31, 2014, the Company classified approximately $29.8 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of December 31, 2014, the Company classified approximately $1.4 billion of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of December 31, 2014, the Company held approximately $166.0 million of equity securities classified as Level 2 and Level 3. Of this total, $66.0 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 23, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2014, 78.8% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to Note 23, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 44.5% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the statutory policy liabilities (net of policy loans) of $2.5 billion and the fair value of the trading securities of $2.8 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of December 31, 2014 was $6.1 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 23, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $4.2 million as of December 31, 2014. The assessment of required payments from PLC under the Interest Support Agreement occurs annually. As of December 31, 2014, no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of December 31, 2014 was $1.7 million. As of December 31, 2014, no payments have been triggered under this agreement.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.  The fair value of the portfolio maintenance agreements as of December 31, 2014, was approximately $0.1 million. As of December 31, 2014, no payments have been triggered under this agreement.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2014, was a liability of $57.3 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2014, ranged from a one month rate of 0.30%, a 5 year rate of 2.37%, and a 30 year rate of 3.67%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2014	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$563,752	Discounted cash flow	Liquidity premium Paydown rate	0.39%-1.49% (0.69%) 9.70% - 15.80% (12.08%)
Corporate bonds	1,282,864	Discounted cash flow	Spread over treasury	0.33% - 7.50% (2.19%)
Liabilities:
Embedded derivatives - GMWB(1)	$25,927	Actuarial cash flow model	Mortality Lapse	44.5% to 100% of 1994 MGDB table 0.25% - 17%, depending on product/duration/funded status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%
Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate Expenses	3.86% - 5.92% $88 - $102 per policy
			Withdrawal rate Mortality	2.20% 49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative-FIA	124,465	Actuarial cash flow model	Expenses Withdrawal rate	$83 - $97 per policy 1.1% - 4.5% depending on
duration and tax qualification
			Mortality	49% - 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative-IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008 VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.96%

(1)The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance agreements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2014, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $237.2 million of financial instruments being classified as Level 3 as of December 31, 2014. Of the $237.2 million, $169.7 million are other asset-backed securities and $67.5 million are corporate bonds.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2014, the Company held $70.4 million of financial instruments where book value approximates fair value. Of the $70.4 million, $66.7 million represents equity securities, which are predominantly FHLB stock, and $3.7 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2013	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$545,808	Discounted cash flow	Liquidity premium Paydown rate	1.00%-1.68%% (1.08%) 8.57% - 16.87% (12.05%)
Corporate bonds	1,555,898	Discounted cash flow	Spread over treasury	0.11% - 6.75% (2.06%)
Embedded derivatives - GMWB(1)	93,939	Actuarial cash flow model	Mortality	49% to 80% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization Nonperformance risk	97% - 103% 0.15% - 1.06%
Liabilities:
Annuity account balances(2)	$107,000	Actuarial cash flow model	Asset earned rate Expenses	5.37% $88 - $102 per policy
			Withdrawal rate Mortality	2.20% 49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.15% - 1.06%
Embedded derivative - FIA	25,324	Actuarial cash flow model	Expenses Withdrawal rate	$83 - $97 per policy 1.1% to 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.15% - 1.06%

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

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2013, the Company held $73.9 million of financial instruments where book value approximates fair value. Of the $73.9 million, $68.0 million represents equity securities, which are predominantly FHLB stock, and $3.7 million of other fixed maturity securities, and $2.2 million of other corporate bonds.

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

The fair value of the IUL embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the IUL embedded derivative is sensitive to non-performance risk, which is unobservable. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2014, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$(1)	$—	$(24)	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	36,395	(248)	(8,033)	—	(10,064)	—	—	—	103	563,961	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1,549,940	1,183	67,955	(2)	(33,553)	139,029	(226,073)	—	—	(162,236)	(10,560)	1,325,683	—
Total fixed maturity securities - available-for-sale	2,099,451	1,183	104,350	(250)	(41,587)	139,029	(236,161)	—	—	(162,236)	(10,457)	1,893,322	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	11	—	—	—	842	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	9,507	—	(5,508)	—	—	(30,462)	—	—	—	947	169,461	1,083
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	29,199	1,294	—	(1,098)	—	5,839	(10,770)	—	—	4	276	24,744	(121)
Total fixed maturity securities - trading	224,176	10,812	—	(6,606)	—	6,681	(41,232)	—	—	(849)	1,223	194,205	962
Total fixed maturity securities	2,323,627	11,995	104,350	(6,856)	(41,587)	145,710	(277,393)	—	—	(163,085)	(9,234)	2,087,527	962
Equity securities	67,979	—	1,192	—	(261)	9,551	(1,119)	—	—	(10,651)		66,691	—
Other long-term investments(1)	98,886	4,979	—	(59,240)	—	—	—	—	—	—	—	44,625	(54,261)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,490,492	16,974	105,542	(66,096)	(41,848)	155,261	(278,512)	—	—	(173,736)	(9,234)	2,198,843	(53,299)
Total assets measured at fair value on a recurring basis	$2,490,492	$16,974	$105,542	$(66,096)	$(41,848)	$155,261	$(278,512)	$—	$—	$(173,736)	$(9,234)	$2,198,843	$(53,299)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(4,307)	$—	$—	$—	$685	$14,167	$—	$—	$97,825	$—
Other liabilities(1)	233,738	22,547	—	(295,152)	—	—	—	—	—	—	—	506,343	(272,605)
Total liabilities measured at fair value on a recurring basis	$340,738	$22,547	$—	$(299,459)	$—	$—	$—	$685	$14,167	$—	$—	$604,168	$(272,605)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2014, $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2014.

For the year ended December 31, 2014, $204.7 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

For the year ended December 31, 2014, there were no transfers from Level 2 to Level 1.

For the year ended December 31, 2014, there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$1,310	$—	$(338)	$14,349	$(23)	$—	$—	$(15,287)	$13	$28	$—
Commercial mortgage-backed securities	—	—		—	—	—	—	—	—	—		—	—
Other asset-backed securities	596,143	—	44,620		(58,937)	24,931	(62,760)	—	—	1,227	584	545,808	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	(600)	—	—	—	—	3,675	—
Other government-related securities	20,011	—	2	—	(3)	—	(20,000)	—	—	—	(10)	—	—
Corporate bonds	167,892	116	8,310	—	(20,118)	736,012	(67,431)	—	—	726,760	(1,601)	1,549,940	—
Total fixed maturity securities - available-for-sale	788,325	116	54,242	—	(79,396)	775,292	(150,814)	—	—	712,700	(1,014)	2,099,451	—
Fixed maturity securities - trading	—	—	—	(1)	—	1,582	(72)	—	—	(1,494)	(15)	—	—
Residential mortgage-backed securities
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	8,785	—	(5,947)	—	147,224	(29,344)	—	—	2,210	1,514	194,977	3,588
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—		—	—
States, municipals and political subdivisions	—	—	—	(123)	—	3,500	—	—	—	(3,377)	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	(102)	—	4,880	(17)	—	—	24,312	10	29,199	(5)
Total fixed maturity securities - trading	70,650	8,786	—	(6,173)	—	157,186	(29,433)	—	—	21,651	1,509	224,176	3,583
Total fixed maturity securities	858,975	8,902	54,242	(6,173)	(79,396)	932,478	(180,247)	—	—	734,351	495	2,323,627	3,583
Equity securities	65,527	—	—	—	—	2,452	—	—	—		—	67,979	—
Other long-term investments(1)	48,655	100,441	—	(16,117)	—	—	—	—	—	—	(34,093)	98,886	84,324
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	973,157	109,343	54,242	(22,290)	(79,396)	934,930	(180,247)	—	—	734,351	(33,598)	2,490,492	87,907
Total assets measured at fair value on a recurring basis	$973,157	$109,343	$54,242	$(22,290)	$(79,396)	$934,930	$(180,247)	$—	$—	$734,351	$(33,598)	$2,490,492	$87,907

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(8,029)	$—	$—	$—	$406	$30,903	$—	$—	$107,000	$—
Other liabilities(1)	611,437	295,910	—	(52,716)	—	—	—	—	—	—	134,505	233,738	242,411
Total liabilities measured at fair value on a recurring basis	$740,905	$295,910	$—	$(60,745)	$—	$—	$—	$406	$30,903	$—	$134,505	$340,738	$242,411

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of December 31,
		2014		2013
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,133,780	$5,524,059	$5,493,492	$5,956,133
Policy loans	3	1,758,237	1,758,237	1,815,744	1,815,744
Fixed maturities, held-to-maturity(1)	3	435,000	458,422	365,000	335,676

Liabilities:
Stable value product account balances	3	$1,959,488	$1,973,624	$2,559,552	$2,566,209
Annuity account balances	3	10,950,729	10,491,775	11,125,253	10,639,637

Debt:
Non-recourse funding obligations(2)	3	$1,527,752	$1,753,183	$1,495,448	$1,272,425

Except as noted below, fair values were estimated using quoted market prices.

(1)  Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)   Of this carrying amount $435.0 million, fair value of $461.4 million, as of December 31, 2014, and $365.0 million, fair value of

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

23.                               DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA contracts and fixed indexed annuities:

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

Derivatives Related to Variable Annuity Contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held as of December 31, 2014.

•                  The Company uses equity options, volatility swaps, and volatility options to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its VA products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. No volatility option positions were held as of December 31, 2014.

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

Derivatives Related to Indexed Universal Life Contracts

•                  The Company uses equity futures and options to mitigate the risk within its IUL contracts. In general, the cost of such benefits varies with the level of equity markets.

•                  The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.  None of these positions were held as of December 31, 2014.

•                  The Company and certain of its subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•                  The Company is involved in various modified coinsurance which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$27,801	$(31,216)	$21,138
Equity futures - VA	(26,104)	(52,640)	(50,797)
Currency futures - VA	14,433	(469)	(2,763)
Volatility futures - VA	—	—	(132)
Variance swaps - VA	(744)	(11,310)	(11,792)
Equity options - VA	(41,216)	(95,022)	(37,370)
Volatility options- VA	—	(115)	—
Interest rate swaptions - VA	(22,280)	1,575	(2,260)
Interest rate swaps - VA	214,164	(157,408)	3,264
Embedded derivative - GMWB	(119,844)	162,737	(22,120)
Funds withheld derivative	47,792	71,862	—
Total derivatives related to variable annuity contracts	94,002	(112,006)	(102,832)
Derivatives related to FIA contracts:
Embedded derivative- FIA	(16,932)	(942)	—
Equity futures- FIA	870	173	—
Volatility futures- FIA	20	(5)	—
Equity options- FIA	9,906	1,866	—
Total derivatives related to FIA contracts	(6,136)	1,092	—
Derivatives related to IUL contracts:
Embedded derivative- IUL	(8)	—	—
Equity futures - IUL	15	—	—
Equity options - IUL	150	—	—
Total derivatives related to IUL contracts	157	—	—
Embedded derivative - Modco reinsurance treaties	(105,276)	205,176	(132,816)
Interest rate swaps	—	2,985	(87)
Interest rate caps	—	—	(2,666)
Derivatives with PLC(1)	4,085	(15,072)	10,664
Other derivatives	(324)	(14)	(79)
Total realized gains (losses) - derivatives	$(13,492)	$82,161	$(227,816)

(1)   These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Modco trading portfolio(1)	$142,016	$(178,134)	$177,986

(1) The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
		Gains (Losses)
		Reclassified from	Amount and Location of
	Amount of Gains (Losses)	Accumulated Other	(Losses) Recognized in
	Deferred in	Comprehensive Income	Income (Loss) on
	Accumulated Other	(Loss) into Income (Loss)	Derivatives
	Comprehensive Income	(Effective Portion)	(Ineffective Portion)
	(Loss) on Derivatives	Benefits and settlement	Realized investment
	(Effective Portion)	expenses	gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2014
Inflation	$(4)	$(1,777)	$(223)
Total	$(4)	$(1,777)	$(223)

For The Year Ended December 31, 2013
Inflation	1,130	$(2,349)	$(190)
Total	$1,130	$(2,349)	$(190)

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2014		2013
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,550,000	$50,743	$200,000	$1,961
Derivatives with PLC(1)	1,497,010	6,077	1,464,164	1,993
Embedded derivative - Modco reinsurance treaties	25,760	1,051	80,376	1,517
Embedded derivative - GMWB	1,302,895	37,497	1,921,443	95,376
Interest rate futures	27,977	938
Equity futures	26,483	427	3,387	111
Currency futures	197,648	2,384	14,338	321
Equity options	1,921,167	163,212	1,376,205	78,277
Interest rate swaptions	625,000	8,012	625,000	30,291
Other	242	360	425	473
	$7,174,182	$270,701	$5,685,338	$210,320
Other liabilities
Cash flow hedges:
Inflation	$40,469	$142	$182,965	$1,865
Derivatives not designated as hedging instruments:
Interest rate swaps	275,000	3,599	1,230,000	153,322
Variance swaps	—	—	1,500	1,744
Embedded derivative - Modco reinsurance treaties	2,562,848	311,727	2,578,590	206,918
Funds withheld derivative	1,233,424	57,305	991,568	34,251
Embedded derivative - GMWB	1,702,899	63,460	104,180	1,496
Embedded derivative- FIA	749,933	124,465	244,424	25,324
Embedded derivative- IUL	12,019	6,691	—	—
Interest rate futures	—	—	322,902	5,221
Equity futures	385,256	15,069	164,595	6,595
Currency futures	—	—	118,008	840
Equity options	699,295	47,077	257,065	17,558
Other	—	—	230	27
	$7,661,143	$629,535	$6,196,027	$455,161

(1)   These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.1 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

24.          OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 12, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014:

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	37,497	—	37,497	—	—	37,497
Derivatives with PLC	6,077	—	6,077	—	—	6,077
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	44,985	—	44,985	—	—	44,985
Total derivatives	270,701	—	270,701	53,612	73,935	143,154
Total Assets	$270,701	$—	$270,701	$53,612	$73,935	$143,154

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Funds withheld derivative	57,305	—	57,305	—	—	57,305
Embedded derivative - GMWB	63,460	—	63,460	—	—	63,460
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	563,648	—	563,648	—	—	563,648
Total derivatives	629,535	—	629,535	53,612	12,258	563,665
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$679,535	$—	$679,535	$53,612	$12,258	$613,665

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2013.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$110,983	$—	$110,983	$52,487	$10,700	$47,796
Embedded derivative - Modco reinsurance treaties	1,517	—	1,517	—	—	1,517
Embedded derivative - GMWB	95,376	—	95,376	—	—	95,376
Total derivatives, subject to a master netting arrangement or similar arrangement	207,876	—	207,876	52,487	10,700	144,689
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,444	—	2,444	—	—	2,444
Total derivatives	210,320	—	210,320	52,487	10,700	147,133
Total Assets	$210,320	$—	$210,320	$52,487	$10,700	$147,133

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$187,172	$—	$187,172	$52,487	$98,359	$36,326
Embedded derivative - Modco reinsurance treaties	206,918	—	206,918	—	—	206,918
Funds withheld derivative	34,251	—	34,251	—	—	34,251
Embedded derivative - GMWB	1,496	—	1,496	—	—	1,496
Embedded derivative - FIA	25,324	—	25,324	—	—	25,324
Total derivatives, subject to a master netting arrangement or similar arrangement	455,161	—	455,161	52,487	98,359	304,315
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	455,161	—	455,161	52,487	98,359	304,315
Repurchase agreements(1)	350,000	—	350,000	—	—	350,000
Total Liabilities	$805,161	$—	$805,161	$52,487	$98,359	$654,315

(1) Borrowings under repurchase agreements are for a term less than 90 days.

25.                               OPERATING SEGMENTS

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

•                  The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

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

•                  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets GICs to 401(k) and other qualified retirement savings plans.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the SEC which offered notes to both institutional and retail investors.

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

There were no significant intersegment transactions during the year ended December 31, 2014, 2013, and 2012.

The following tables summarize financial information for the Company’s segments:

	For The Year Ended December 31,
	2014	2013	2012
	(Dollars In Thousands)
Revenues
Life Marketing	$1,421,795	$1,324,409	$1,233,654
Acquisitions	1,720,179	1,186,579	1,064,295
Annuities	785,176	569,004	610,489
Stable Value Products	127,708	122,974	123,274
Asset Protection	305,396	296,782	294,146
Corporate and Other	103,953	104,922	130,202
Total revenues	$4,464,207	$3,604,670	$3,456,060
Segment Operating Income (Loss)
Life Marketing	$116,875	$106,812	$102,114
Acquisitions	254,021	154,003	171,060
Annuities	204,015	166,278	117,778
Stable Value Products	73,354	80,561	60,329
Asset Protection	26,274	20,148	9,765
Corporate and Other	(99,048)	(74,620)	1,119
Total segment operating income	575,491	453,182	462,165
Realized investment (losses) gains - investments(1)	151,035	(140,236)	188,729
Realized investment (losses) gains - derivatives	12,263	109,553	(191,315)
Income tax expense	(246,838)	(130,897)	(151,043)
Net income	$491,951	$291,602	$308,536

Investment gains (losses)(2)	$198,027	$(143,984)	$174,692
Less: amortization related to DAC/VOBA and benefits and settlement expenses	46,992	(3,748)	(14,037)
Realized investment gains (losses)- investments	$151,035	$(140,236)	$188,729

Derivative gains (losses)(3)	$(13,492)	$82,161	$(227,816)
Less: VA GMWB economic cost	(25,755)	(27,392)	(36,501)
Realized investment gains (losses)- derivatives	$12,263	$109,553	$(191,315)

Net investment income
Life Marketing	$553,006	$521,219	$486,374
Acquisitions	874,653	617,298	550,334
Annuities	465,849	468,329	504,342
Stable Value Products	107,170	123,798	128,239
Asset Protection	18,830	19,046	19,698
Corporate and Other	78,505	86,498	100,351
Total net investment income	$2,098,013	$1,836,188	$1,789,338

Amortization of DAC and VOBA
Life Marketing	$175,807	$25,774	$45,079
Acquisitions	60,031	72,762	77,251
Annuities	47,448	31,498	45,319
Stable Value Products	380	398	947
Asset Protection	24,169	23,603	22,569
Corporate and Other	485	625	1,018
Total amortization of DAC and VOBA	$308,320	$154,660	$192,183

(1) Includes credit related other-than-temporary impairments of $7.3 million, $22.4 million, and $58.1 million for the year ended December 31, 2014, 2013, and 2012, respectively.

(2)Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of December 31, 2014
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,858,491	$19,858,284	$20,678,948	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	539,965	621
Goodwill	—	29,419	—	—
Total assets	$15,831,647	$20,488,185	$21,218,913	$1,959,488

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$832,887	$9,557,226	$14,792	$66,759,495
Deferred policy acquisition costs and value of business acquired	40,503	319	—	3,155,046
Goodwill	48,158	—	—	77,577
Total assets	$921,548	$9,557,545	$14,792	$69,992,118

	Operating Segment Assets
	As of December 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,135,914	$20,188,321	$20,029,310	$2,558,551
Deferred policy acquisition costs and value of business acquired	2,071,470	799,255	554,974	1,001
Goodwill	—	32,517	—	—
Total assets	$15,207,384	$21,020,093	$20,584,284	$2,559,552

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$777,387	$8,006,256	$16,762	$64,712,501
Deferred policy acquisition costs and value of business acquired	49,276	646	—	3,476,622
Goodwill	48,158	—	—	80,675
Total assets	$874,821	$8,006,902	$16,762	$68,269,798

26.                               CONSOLIDATED QUARTERLY RESULTS — UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the year ended December 31, 2014 and 2013 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners’ equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands)
2014
Premiums and policy fees	$812,323	$848,183	$755,300	$867,263
Reinsurance ceded	(333,506)	(348,255)	(283,104)	(430,878)
Net of reinsurance ceded	478,817	499,928	472,196	436,385
Net investment income	514,037	525,576	532,861	525,539
Realized investment gains (losses)	30,981	42,386	39,299	71,869
Other income	65,514	71,296	72,404	85,119
Total revenues	1,089,349	1,139,186	1,116,760	1,118,912
Total benefits and expenses	937,738	966,571	932,640	888,469
Income before income tax	151,611	172,615	184,120	230,443
Income tax expense	49,062	56,572	62,287	78,917
Net income	$102,549	$116,043	$121,833	$151,526

2013
Premiums and policy fees	$723,200	$752,752	$653,664	$837,706
Reinsurance ceded	(325,840)	(396,777)	(277,628)	(387,192)
Net of reinsurance ceded	397,360	355,975	376,036	450,514
Net investment income	439,012	447,064	434,772	515,340
Realized investment gains (losses)	(5,223)	(47,636)	4,263	(13,227)
Other income	54,434	60,638	65,523	69,825
Total revenues	885,583	816,041	880,594	1,022,452
Total benefits and expenses	775,769	737,114	767,239	902,049
Income before income tax	109,814	78,927	113,355	120,403
Income tax expense	35,936	25,923	37,107	31,931
Net income	$73,878	$53,004	$76,248	$88,472

27.                               SUBSEQUENT EVENTS

On February 1, 2015, PLC announced the completion of the acquisition of PLC by Dai-ichi Life in accordance with the terms of the previously announced Agreement and Plan of Merger dated June 3, 2014, among PLC, Dai-ichi Life, and DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life. As a result of the merger, each outstanding share of common stock of PLC was converted into the right to receive the Per Share Merger Consideration in cash, and PLC has become a wholly owned subsidiary of Dai-ichi Life, see also Note 5, Dai-ichi Merger. PLC’s common stock has ceased trading, and was delisted from the New York Stock Exchange on February 13, 2015.

The Company has evaluated the effects of events subsequent to December 31, 2014, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of

Protective Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 5 to the consolidated financial statements, the Company’s parent, Protective Life Corporation, was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited.  After completion of the acquisition, the Company is an ultimate wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited.

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

March 24, 2015

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control— Integrated Framework (2013).

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 24, 2015

(c)                                  Changes in Internal Control Over Financial Reporting

During the annual period ending December 31, 2014, the Company completed the conversion and integration of administrative systems and processing associated with the acquisition of MONY Life Insurance Company and the reinsured business from MONY Life Insurance Company of America into its internal controls over financial reporting. Other than the conversion and integration discussed above, there have been no change in the Company’s internal control over financial reporting during the period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Information omitted in accordance with General Instruction I (2)(c).

Item 13.              Certain Relationships and Related Transactions and Director Independence

Information omitted in accordance with General Instruction I (2)(c).

Item 14.              Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2014 and 2013 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2014	2013
	(Dollars in Millions)
Audit fees	$6.0	$6.3
Audit-related fees	0.8	0.6
Tax fees	0.5	0.3
All other fees	—	—
Total	$7.3	$7.2

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

On February 20, 2015, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ended February 2016. The Committee’s policy is to pre-approve, generally for a 12-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Committee or its Chairman pre- approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2014.

In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants’ independence. The Committee determined that such services have not affected PricewaterhouseCoopers LLP’s independence. The Committee also reviewed the non-audit services performed in 2014 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2015, and the effect which performing such services might have on audit independence.

PART IV

Item 15.              Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.                    Financial Statements (See Item 8, Financial Statements and Supplementary Data)

2.                    Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on pages 207 and 208 of this report. The following schedules are located in this report on the pages indicated.

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

Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-11339).

†	10(d)

Second Amended and Restated Lease Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 25, 2014 (No. 001-31901).

†	10(e)

Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 25, 2014 (No. 001-31901).

†	10(f)

Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-131901).

†	10(g)

Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2014 (No. 001-31901). ±

†	10(h)	Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd.,
Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of
Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the
Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).
†	10(i)

Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(J) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011 (No. 001-31901). ±

†	10(j)

Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

	12	Consolidated Earnings Ratio
†	14

Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 2, 2014 filed as Exhibit 14 to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 filed February 26, 2015 (No. 001-11339).

†	14(a)

Supplemental Policy on Conflict of Interest, revised August 30, 2010 for Protective Life Corporation and all of its subsidiaries, filed as Exhibit 14(a) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 filed February 28, 2014 (No. 001-11339).

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
101

Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2014, filed on March 24, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income (Loss) (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flow, and (vi) the Notes to Consolidated Financial Statements.

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
March 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	March 24, 2015
JOHN D. JOHNS	and Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Richard J. Bielen	Vice Chairman and	March 24, 2015
RICH BIELEN	Chief Financial Officer
(Principal Executive Officer)
and Director

/s/ Carl S. Thigpen	Executive Vice President	March 24, 2015
CARL S. THIGPEN	Chief Investment Officer
and a Director

/s/ Steven G. Walker	Senior Vice President	March 24, 2015
STEVEN G. WALKER	Chief Accounting Officer and
Controller

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

								Amortization
	Deferred			Stable Value				of Deferred
	Policy			Products,				Policy
	Acquisition			Annuity				Acquisitions
	Costs and			Contracts and	Net		Benefits	Costs and
	Value of	Future Policy		Other	Premiums	Net	and	Value of	Other
	Businesses	Benefits and	Unearned	Policyholders’	and Policy	Investment	Settlement	Businesses	Operating	Premiums
Segment	Acquired	Claims	Premiums	Funds	Fees	Income(1)	Expenses	Acquired	Expenses(1)	Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2014:
Life Marketing	$1,973,156	$14,077,360	$772,880	$349,698	$854,186	$553,006	$1,075,386	$175,807	$47,688	$151
Acquisitions	600,482	14,740,562	3,473	4,770,181	772,020	874,653	1,247,836	60,031	122,349	35,857
Annuities	539,965	1,015,928	120,850	7,190,908	75,446	465,849	314,488	47,448	115,643	—
Stable Value Products	621	—	—	1,959,488	—	107,170	35,559	380	1,413	—
Asset Protection	40,503	46,963	616,908	—	169,212	18,830	93,193	24,169	161,760	160,948
Corporate and Other	319	63,664	890	70,267	16,462	78,505	20,001	485	181,782	16,388
Total	$3,155,046	$29,944,477	$1,515,001	$14,340,542	$1,887,326	$2,098,013	$2,786,463	$308,320	$630,635	$213,344
For The Year Ended December 31, 2013:
Life Marketing	$2,071,470	$13,504,869	$812,929	$311,290	$796,109	$521,219	$1,143,132	$25,774	$46,263	$173
Acquisitions	799,255	15,112,574	4,680	4,734,487	519,477	617,298	851,386	72,762	78,244	24,781
Annuities	554,974	1,037,348	102,734	7,228,119	80,343	468,329	318,173	31,498	110,266	—
Stable Value Products	1,001	—	—	2,559,552	—	123,798	41,793	398	1,805	—
Asset Protection	49,276	49,362	578,755	1,556	165,807	19,046	97,174	23,603	155,857	157,629
Corporate and Other	646	67,805	1,296	64,181	18,149	86,498	22,330	625	161,088	18,141
Total	$3,476,622	$29,771,958	$1,500,394	$14,899,185	$1,579,885	$1,836,188	$2,473,988	$154,660	$553,523	$200,724
For The Year Ended December 31, 2012:
Life Marketing	$2,001,708	$12,733,602	$698,862	$277,919	$743,361	$486,374	$1,054,645	$45,079	$31,816	$161
Acquisitions	679,746	7,666,423	8,367	3,514,838	459,835	550,334	716,893	77,251	51,714	29,874
Annuities	491,184	1,102,577	103,316	7,372,471	97,902	504,342	369,622	45,319	100,848	—
Stable Value Products	1,399	—	—	2,510,559	—	128,239	64,790	947	2,174	—
Asset Protection	50,253	51,279	540,766	1,790	168,656	19,698	91,778	22,569	170,034	159,927
Corporate and Other	1,066	72,184	1,561	58,430	19,539	100,351	19,393	1,018	130,591	19,456
Total	$3,225,356	$21,626,065	$1,352,872	$13,736,007	$1,489,293	$1,789,338	$2,317,121	$192,183	$487,177	$209,418

(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2) Excludes Life Insurance

SCHEDULE IV - REINSURANCE

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

			Assumed			Percentage of
		Ceded to	from			Amount
	Gross	Other	Other	Net		Assumed to
	Amount	Companies	Companies	Amount		Net
	(Dollars In Thousands)
For The Year Ended December 31, 2014:
Life insurance in-force	$721,036,332	$388,890,060	$43,237,358	$375,383,630		11.5%
Premiums and policy fees:
Life insurance	2,603,956	1,279,908	349,934	1,673,982	(1)	20.9
Accident/health insurance	81,037	42,741	20,804	59,100		35.2
Property and liability insurance	218,663	73,094	8,675	154,244		5.6
Total	$2,903,656	$1,395,743	$379,413	$1,887,326
For The Year Ended December 31, 2013:
Life insurance in-force	$726,697,151	$416,809,287	$46,752,176	$356,640,040		13.1%
Premiums and policy fees:
Life insurance	2,371,871	1,299,631	306,921	1,379,161	(1)	22.3
Accident/health insurance	45,262	20,011	24,291	49,542		49.0
Property and liability insurance	211,000	67,795	7,977	151,182		5.3
Total	$2,628,133	$1,387,437	$339,189	$1,579,885
For The Year Ended December 31, 2012:
Life insurance in-force	$706,415,969	$444,950,866	$30,470,432	$291,935,535		10.4%
Premiums and policy fees:
Life insurance	2,226,614	1,228,444	281,711	1,279,881	(1)	22.0
Accident/health insurance	38,873	12,065	29,413	56,221		52.3
Property and liability insurance	216,014	69,588	6,765	153,191		4.4
Total	$2,481,501	$1,310,097	$317,889	$1,489,293

(1)Includes annuity policy fees of $92.8 million, $88.7 million, and $103.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
	Balance	Charged to	Charges		Balance
	at beginning	costs and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
	(Dollars In Thousands)
2014
Allowance for losses on commercial mortgage loans	$3,130	$3,265	$—	$(675)	$5,720
2013
Allowance for losses on commercial mortgage loans	$2,875	$7,093	$—	$(6,838)	$3,130
2012
Allowance for losses on commercial mortgage loans	$4,975	$6,240	$—	$(8,340)	$2,875