Form 10-Q
period 2015-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2015-11-10
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of October 1, 2015:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

		Page
	PART I

Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Statements of Income For The Three Months Ended September 30, 2015 (Successor Company), the Period of February 1, 2015 to September 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Three and Nine Months Ended September 30, 2014 (Predecessor Company)	3
	Consolidated Condensed Statements of Comprehensive Income (Loss) For The Three Months Ended September 30, 2015 (Successor Company), the Period of February 1, 2015 to September 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Three and Nine Months Ended September 31, 2014 (Predecessor Company)	4
	Consolidated Condensed Balance Sheets as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company)	5
	Consolidated Condensed Statements of Shareowner’s Equity for the Period of February 1, 2015 to September 30, 2015 (Successor Company) and for the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	7
	Consolidated Condensed Statements of Cash Flows for the Period of February 1, 2015 to September 30, 2015 (Successor Company), the Period of January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Nine Months Ended September 31, 2014 (Predecessor Company)	8
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	81
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	156
Item 4.	Controls and Procedures	156

	PART II

Item 1A.	Risk Factors	157
Item 6.	Exhibits	168
	Signature	169

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and policy fees	$793,572	$2,128,016	$260,582	$755,300	$2,415,806
Reinsurance ceded	(312,256)	(810,265)	(91,632)	(283,104)	(964,865)
Net of reinsurance ceded	481,316	1,317,751	168,950	472,196	1,450,941
Net investment income	413,544	1,093,902	164,605	532,861	1,572,474
Realized investment gains (losses):
Derivative financial instruments	41,895	47,513	22,031	41,769	(34,425)
All other investments	5,309	(132,094)	81,153	(116)	152,496
Other-than-temporary impairment losses	(14,906)	(28,301)	(636)	(1,142)	(2,026)
Portion recognized in other comprehensive income (before taxes)	4,842	12,503	155	(1,212)	(3,379)
Net impairment losses recognized in earnings	(10,064)	(15,798)	(481)	(2,354)	(5,405)
Other income	74,671	199,311	23,388	72,404	209,214
Total revenues	1,006,671	2,510,585	459,646	1,116,760	3,345,295
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2015 Successor - $265,315 and $685,256); (2015 Predecessor - $87,830; 2014 Predecessor - three months: $217,179; nine months: $849,151)	674,815	1,853,631	266,575	628,527	2,102,596
Amortization of deferred policy acquisition costs and value of business acquired	8,979	77,363	4,817	140,517	266,572
Other operating expenses, net of reinsurance ceded: (2015 Successor - $51,174 and $138,013); (2015 Predecessor - $17,700; 2014 Predecessor - three months: $49,909; nine months: $141,502)	166,756	434,501	55,407	163,596	467,781
Total benefits and expenses	850,550	2,365,495	326,799	932,640	2,836,949
Income before income tax	156,121	145,090	132,847	184,120	508,346
Income tax expense	42,542	40,667	44,325	62,287	167,921
Net income	$113,579	$104,423	$88,522	$121,833	$340,425

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$113,579	$104,423	$88,522	$121,833	$340,425
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(25,285) and $(506,797)); (2015 Predecessor - $259,616; 2014 Predecessor - three months: $(46,077); nine months: $429,653)	(46,958)	(941,196)	482,143	(85,574)	797,925
Reclassification adjustment for investment amounts included in net income, net of income tax: (2015 Successor - $3,961 and $4,664); (2015 Predecessor - $(2,244); 2014 Predecessor - three months: $(6,962); nine months: $(15,543))	7,356	8,664	(4,166)	(12,928)	(28,864)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $781 and $(1,677)); (2015 Predecessor - $(131); 2014 Predecessor - three months: $561; nine months: $2,419)	1,451	(3,115)	(243)	1,044	4,494
Change in accumulated (loss) gain - derivatives, net of income tax: (2015 Successor - $0 and $(45); (2015 Predecessor - $5; 2014 Predecessor - three months: $(22); nine months: $(31))	—	(86)	9	(41)	(58)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $0 and $45); (2015 Predecessor - $13; 2014 Predecessor - three months: $103; nine months: $552)	—	86	23	190	1,025
Total other comprehensive income (loss)	(38,151)	(935,647)	477,766	(97,309)	774,522
Total comprehensive income (loss)	$75,428	$(831,224)	$566,288	$24,524	$1,114,947

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2015 Successor - $37,813,135; 2014 Predecessor - $33,716,848)	$35,601,843	$36,756,240
Fixed maturities, at amortized cost (fair value: 2015 Successor - $518,363; 2014 Predecessor - $485,422)	579,329	435,000
Equity securities, at fair value (cost: 2015 Successor - $692,622; 2014 Predecessor - $735,297)	684,696	756,790
Mortgage loans (related to securitizations: 2015 Successor - $382,738; 2014 Predecessor - $455,250)	5,728,237	5,133,780
Investment real estate, net of accumulated depreciation (2015 Successor - $86 2014 Predecessor - $246)	7,515	5,918
Policy loans	1,706,402	1,758,237
Other long-term investments	619,743	491,282
Short-term investments	233,337	246,717
Total investments	45,161,102	45,583,964
Cash	517,900	268,286
Accrued investment income	483,095	474,095
Accounts and premiums receivable	55,890	81,137
Reinsurance receivables	5,356,738	5,907,662
Deferred policy acquisition costs and value of business acquired	1,469,723	3,155,046
Goodwill	735,712	77,577
Other intangibles, net of accumulated amortization (2015 Successor - $27,541)	655,459	—
Property and equipment, net of accumulated depreciation (2015 Successor - $5,662; 2014 Predecessor - $116,688)	102,723	51,760
Other assets	249,821	398,574
Income tax receivable	—	1,648
Assets related to separate accounts
Variable annuity	12,646,751	13,157,429
Variable universal life	792,800	834,940
Total assets	$68,227,714	$69,992,118

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,734,319	$29,944,477
Unearned premiums	665,546	1,515,001
Total policy liabilities and accruals	30,399,865	31,459,478
Stable value product account balances	1,914,093	1,959,488
Annuity account balances	10,754,799	10,950,729
Other policyholders’ funds	1,128,486	1,430,325
Other liabilities	1,320,797	1,178,962
Income tax payable	65,010	—
Deferred income taxes	1,362,328	1,611,864
Non-recourse funding obligations	1,939,078	1,527,752
Repurchase program borrowings	455,718	50,000
Liabilities related to separate accounts
Variable annuity	12,646,751	13,157,429
Variable universal life	792,800	834,940
Total liabilities	62,779,725	64,160,967
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2015 and 2014 - 5,000,000	5,000	5,000
Additional paid-in-capital	6,274,211	1,437,787
Retained earnings	104,423	2,905,151
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(502,133); 2014 Predecessor - $796,488)	(932,532)	1,479,192
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(1,677); 2014 Predecessor - $2,208)	(3,115)	4,101
Accumulated loss - derivatives, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(45))	—	(82)
Total shareowner’s equity	5,447,989	5,831,151
Total liabilities and shareowner’s equity	$68,227,714	$69,992,118

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
Predecessor Company	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)

Balance, December 31, 2014	$2	$5,000	$1,437,787	$2,905,151	$1,483,211	$5,831,151
Net income for the period of January 1, 2015 to January 31, 2015				88,522		88,522
Other comprehensive income					477,766	477,766
Comprehensive income for the period of January 1, 2015 to January 31, 2015						566,288
Balance, January 31, 2015	$2	$5,000	$1,437,787	$2,993,673	$1,960,977	$6,397,439

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
Successor Company	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)

Balance, February 1, 2015	$2	$5,000	$6,504,211	$—	$—	$6,509,213
Net income for the period of February 1, 2015 to September 30, 2015				104,423		104,423
Other comprehensive loss					(935,647)	(935,647)
Comprehensive loss for the period of February 1, 2015 to September 30, 2015						(831,224)
Return of capital			(230,000)			(230,000)
Balance, September 30, 2015	$2	$5,000	$6,274,211	$104,423	$(935,647)	$5,447,989

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Nine
	to	to	Months Ended
	September 30, 2015	January 31, 2015	September 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Cash flows from operating activities
Net income	$104,423	$88,522	$340,425
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	100,379	(102,703)	(112,666)
Amortization of deferred policy acquisition costs and value of business acquired	77,363	4,817	266,572
Capitalization of deferred policy acquisition costs	(210,162)	(22,799)	(219,157)
Depreciation and amortization expense	33,254	796	5,461
Deferred income tax	4,555	91,709	29,556
Accrued income tax	115,127	(48,469)	(16,247)
Interest credited to universal life and investment products	521,760	79,088	663,117
Policy fees assessed on universal life and investment products	(756,276)	(90,288)	(729,929)
Change in reinsurance receivables	181,899	(98,148)	65,051
Change in accrued investment income and other receivables	16,984	(1,285)	(28,075)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(157,729)	176,119	4,862
Trading securities:
Maturities and principal reductions of investments	90,548	17,946	71,646
Sale of investments	107,035	26,422	187,829
Cost of investments acquired	(174,455)	(27,289)	(160,134)
Other net change in trading securities	66,189	(26,901)	(43,699)
Amortization of premiums and accretion of discounts on investments and mortgage loans	287,977	3,420	42,717
Change in other liabilities	23,500	211,031	256,769
Other income - gains on repurchase of non-recourse funding obligations	—	—	(1,500)
Other, net	(39,211)	(133,928)	(84,508)
Net cash provided by operating activities	393,160	148,060	538,090
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	756,207	59,028	941,989
Sale of investments, available-for-sale	1,152,725	200,716	1,485,538
Cost of investments acquired, available-for-sale	(2,316,843)	(150,030)	(3,055,927)
Change in investments, held-to-maturity	(50,000)	—	(50,000)
Mortgage loans:
New lendings	(1,101,820)	(100,530)	(649,125)
Repayments	894,164	45,741	908,364
Change in investment real estate, net	(59)	7	4,840
Change in policy loans, net	45,470	6,365	48,516
Change in other long-term investments, net	(76,572)	(25,372)	(69,720)
Change in short-term investments, net	22,703	(39,312)	(22,401)
Net unsettled security transactions	(30,877)	37,510	8,243
Purchase of property and equipment	(5,700)	(648)	(6,160)
Payments for business acquisitions	—	—	(906)
Net cash (used in) provided by investing activities	(710,602)	33,475	(456,749)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	50,000	—	44,000
Repurchase program borrowings	405,718	—	9,804
Dividends/Return of capital to parent company	(230,000)	—	(225,000)
Investment product deposits and change in universal life deposits	1,951,647	169,233	2,415,424
Investment product withdrawals	(1,720,926)	(240,147)	(2,461,200)
Other financing activities, net	—	(4)	(33)
Net cash provided by (used in) financing activities	456,439	(70,918)	(217,005)
Change in cash	138,997	110,617	(135,664)
Cash at beginning of period	378,903	268,286	345,579
Cash at end of period	$517,900	$378,903	$209,915

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, and for the periods reported as “predecessor”, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, PLC and the Company remain as SEC registrants within the United States. PLC is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.

The Merger was accounted for by PLC under the acquisition method of accounting under ASC Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. PLC elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of PLC’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of PLC. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of PLC’s net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets.

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Predecessor Company). Other than the accounting matters resulting from the application of pushdown accounting in connection with ASC Topic 805, the Company did not make significant changes to accounting policies during the period of February 1, 2015 to September 30, 2015 (Successor Company) except as noted below.

Intangible Assets

Intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, and technology. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

The carrying amounts of the Company’s fixed assets are as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Home office building	$65,342	$75,109
Land	24,920	—
Data processing equipment	14,212	40,568
Other, principally furniture and equipment	3,911	52,771
Total property and equipment	108,385	168,448
Less: accumulated depreciation	5,662	116,688
Net property and equipment	$102,723	$51,760

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position.  In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases.  Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GMWB embedded derivative asset.  In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, the Company updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $69.4 million on the Merger date. The Company reinsures certain risks associated with the GMWB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC. As of September 30, 2015 (Successor Company), the net GMWB liability held, including the impact of reinsurance was approximately $14.5 million.

Policyholder Liabilities

Insurance Liabilities and Reserves

In conjunction with the Merger and in accordance with ASC 805, insurance liabilities and reserves were recorded at fair value and the underlying contracts were considered to be new contracts, for measurement and reporting purposes as of the acquisition date.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company’s results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company’s reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments. As such, at the acquisition date, the Company updated the assumptions described above to reflect current best estimates and reserves were calculated in accordance with the methodology described below. VOBA was recorded to reflect the difference between the fair value of the contractual insurance liability and the reserve established.

Traditional Life, Health, and Credit Insurance Products

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value. These values were computed using assumptions that include interest rates, mortality, lapse rates, expenses estimates, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.

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

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815—Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products will be recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 15, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

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

The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815—Derivatives and Hedging. The Company did not elect to value these IUL products at fair value prior to the Merger date. As a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses)—Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 15, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944—Financial Services—Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of September 30, 2015 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of September 30, 2015 (Successor Company), the GMDB reserve, including the impact of reinsurance was $29.2 million.

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

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016.  However, in August 2015, the FASB issued ASU No. 2015-14 — Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption. The Company is currently assessing the impact this standard will have on its non-insurance operations.

ASU No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and for annual and interim periods thereafter, with early adoption permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

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

ASU No. 2015-03—Interest—Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Company is prepared to comply with the revised guidance.

ASU No. 2015-05 — Intangibles — Goodwill and Other — Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effective for annual and interim periods beginning after December 15, 2015. The Company is prepared to comply with the revised guidance and does not believe it will materially impact the presentation of the Company’s financial position.

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

ASU No. 2015-12 - Plan Accounting - (Topics 960, 962 and 965). This Update is a three-part standard that provides guidance on certain aspects of the accounting related to employee benefit plans. Part I requires an employee benefit plan to use contract value as the only measurement amount for fully-benefit responsive investment contracts. Part II simplifies and increases the effectiveness of plan investment disclosure requirements for employee benefit plans by eliminating certain disclosures related to individual investments over 5 percent and by eliminating the need to disaggregate investments in multiple ways. Part III provides a measurement-date practical expedient for plan investments when the fiscal year-end of a plan does not coincide with a month-end. The guidance is effective for fiscal years beginning after December 15, 2015 for all three parts and early adoption is permitted. For parts I and II, amendments should be applied retrospectively to all financial statements presented, while part III should be applied prospectively. The Company is reviewing its policies and procedures to ensure compliance with the revised guidance.

ASU No. 2015-15 — Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The objective of this Update is to clarify the SEC Staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on the topic in ASU No. 2015-03. This Update reflects the SEC Staff’s decision to not object when an entity defers and presents debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company is prepared to comply with the revised guidance.

ASU No. 2015-16 - Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. This Update provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period following a business combination in the reporting period in which the adjustment amounts are determined. This Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the Update are to be applied prospectively for adjustments that occur after the effective date, with early adoption permitted for financial statements that have not been issued. The Company is prepared to comply with the revised guidance.

3.                                      RECENTLY ANNOUNCED REINSURANCE TRANSACTION

On September 30, 2015, the Company entered into a Master Agreement (the “Master Agreement”) with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, the Company agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which the Company will coinsure certain term life insurance business of GLAIC. In connection with the reinsurance transaction, the Company intends to enter into a financing transaction with a term of up to 20 years involving, among other parties, its indirect wholly owned subsidiary, Golden Gate Captive Insurance Company (“Golden Gate”), and a syndicate of third-party risk takers, to finance up to $2.2 billion of “XXX” reserves related to the GLAIC business to be reinsured and the other term life insurance business currently reinsured by Golden Gate. Although the Company intends to execute the financing transaction concurrently with its entry into the Reinsurance Agreement, the closing of the transactions contemplated by the Master Agreement is not conditioned upon the consummation of the financing transaction.

4.                                      DAI-ICHI MERGER

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

Amortizable intangible assets will be amortized straight line over their assigned useful lives.  The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2015	$10,328
2016	41,313
2017	41,313
2018	41,313
2019	41,313

All tangible and intangible assets of the Company were allocated to applicable operating segments in connection with the recording of pushdown accounting.  The purchase price was also allocated to each operating segment in accordance with the determined fair value of the operating segments, such that the total reconciled with the total consideration paid in the merger.  Subtraction of the fair value of the tangible and intangible assets for each operating segment from the allocated purchase price of that operating segment resulted in the goodwill allocated to each operating segment. The amount of goodwill allocated to each operating segment is reflected in Note 18, Operating Segments.

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

5.                                      MONY CLOSED BLOCK OF BUSINESS

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

Summarized financial information for the Closed Block as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$6,036,312	$6,138,505
Policyholder dividend obligation	58,435	366,745
Other liabilities	33,706	53,838
Total closed block liabilities	6,128,453	6,559,088
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,426,194	$4,524,037
Equity securities, available-for-sale, at fair value	—	5,387
Mortgage loans on real estate	247,797	448,855
Policy loans	749,908	771,120
Cash and other invested assets	131,183	30,984
Other assets	161,407	221,270
Total closed block assets	5,716,489	6,001,653
Excess of reported closed block liabilities over closed block assets	411,964	557,435
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation of $(154,143) (Successor) and $106,886 (Predecessor)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$411,964	$557,435

Reconciliation of the policyholder dividend obligation is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Nine
	to	to	Months Ended
	September 30, 2015	January 31, 2015	September 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$323,432	$366,745	$190,494
Applicable to net revenue (losses)	(27,854)	(1,369)	(8,781)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation; includes deferred tax benefits of $(83,000) (Successor); $47,277 (2015 - Predecessor); $38,448 (2014 - Predecessor)	(237,143)	135,077	119,502
Policyholder dividend obligation, end of period	$58,435	$500,453	$301,215

Closed Block revenues and expenses were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and other income	$46,610	$128,279	$15,065	$48,596	$151,442
Net investment income (loss)	54,593	142,274	19,107	63,847	176,470
Net investment gains (losses)	167	3,017	568	223	6,328
Total revenues	101,370	273,570	34,740	112,666	334,240
Benefits and other deductions
Benefits and settlement expenses	90,966	245,711	31,152	101,200	300,735
Other operating expenses	258	733	—	286	376
Total benefits and other deductions	91,224	246,444	31,152	101,486	301,111
Net revenues before income taxes	10,146	27,126	3,588	11,180	33,129
Income tax expense	3,551	9,494	1,256	3,913	11,595
Net revenues	$6,595	$17,632	$2,332	$7,267	$21,534

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$(1,304)	$2,398	$6,891	$22,244	$49,812
Equity securities	51	72	—	—	—
Impairments on fixed maturity securities	(10,064)	(15,798)	(481)	(2,354)	(5,405)
Impairments on equity securities	—	—	—	—	—
Modco trading portfolio	8,377	(133,524)	73,062	(17,225)	110,067
Other investments	(1,815)	(1,040)	1,200	(5,135)	(7,383)
Total realized gains (losses) - investments	$(4,755)	$(147,892)	$80,672	$(2,470)	$147,091

For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $0.7 million and $7.6 million and gross realized losses were $12.0 million and $21.0 million, respectively, including $10.1 million and $15.8 million of impairment losses, respectively.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses.

For the three and nine months ended September 30, 2014 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $22.5 million and $50.6 million and gross realized losses were $2.5 million and $5.9 million, including $2.3 million and $5.1 million of impairment losses, respectively.

For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $94.8 million and $807.8 million, respectively. The gains realized on the sale of these securities was $0.7 million and $7.6 million, respectively. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of these securities was $6.9 million.

For the three and nine months ended September 30, 2014 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $494.0 million and $1.1 billion, respectively. The gains realized on the sale of these securities was $22.5 million and $50.6 million, respectively.

For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $34.6 million and $83.9 million, respectively. The loss realized on the sale of these securities was $2.0 million and $5.2 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and nine months ended September 30, 2014 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $2.3 million and $6.7 million, respectively. The losses realized on the sale of these securities were $0.3 million and $0.8 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
Successor Company	Amortized	Unrealized	Unrealized	Fair	Recognized
As of September 30, 2015	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,617,048	$13,339	$(14,565)	$1,615,822	$—
Commercial mortgage-backed securities	1,293,603	1,982	(18,970)	1,276,615	—
Other asset-backed securities	815,437	1,320	(23,743)	793,014	—
U.S. government-related securities	1,631,826	1,189	(15,543)	1,617,472	—
Other government-related securities	19,360	—	(476)	18,884	—
States, municipals, and political subdivisions	1,732,549	759	(119,823)	1,613,485	50
Corporate securities	27,928,309	29,838	(2,064,349)	25,893,798	(4,842)
Preferred stock	64,362	—	(2,250)	62,112	—
	35,102,494	48,427	(2,259,719)	32,891,202	(4,792)
Equity securities	685,969	2,835	(10,761)	678,043	—
Short-term investments	168,163	—	—	168,163	—
	$35,956,626	$51,262	$(2,270,480)	$33,737,408	$(4,792)

Predecessor Company
As of December 31, 2014
Fixed maturities:
Residential mortgage-backed securities	$1,374,141	$56,381	$(12,264)	$1,418,258	$6,404
Commercial mortgage-backed securities	1,119,979	59,637	(2,364)	1,177,252	—
Other asset-backed securities	857,365	17,961	(35,950)	839,376	(95)
U.S. government-related securities	1,394,028	44,149	(9,282)	1,428,895	—
Other government-related securities	16,939	3,233	—	20,172	—
States, municipals, and political subdivisions	1,391,526	296,594	(431)	1,687,689	—
Corporate securities	24,744,050	2,760,703	(138,975)	27,365,778	—
	30,898,028	3,238,658	(199,266)	33,937,420	6,309
Equity securities	713,813	35,646	(14,153)	735,306	—
Short-term investments	151,572	—	—	151,572	—
	$31,763,413	$3,274,304	$(213,419)	$34,824,298	$6,309

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The preferred stock shown above as of September 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

		Gross	Gross		Total OTTI
Successor Company	Amortized	Unrealized	Unrealized	Fair	Recognized
As of September 30, 2015	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
Fixed maturities:
Other	$579,329	$—	$(60,966)	$518,363	$—
	$579,329	$—	$(60,966)	$518,363	$—

Predecessor Company
As of December 31, 2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—

During the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the nine months ended September 30, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had $61.0 million of gross unrecognized holding losses as of September 30, 2015 (Successor Company).  The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

The Company’s held-to-maturity securities had no gross unrecognized holding losses as of December 31, 2014 (Predecessor Company).

As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an additional $2.7 billion and $2.8 billion of fixed maturities, $6.7 million and $21.5 million of equity securities, and $65.2 million and $95.1 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2015 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$830,760	$830,346	$—	$—
Due after one year through five years	5,907,186	5,863,235	—	—
Due after five years through ten years	7,683,133	7,495,785	—	—
Due after ten years	20,681,415	18,701,836	579,329	518,363
	$35,102,494	$32,891,202	$579,329	$518,363

During the three months ended September 30, 2015 (Successor Company) and the period of February 1, 2015 to September 30, 2015 (Successor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $14.9 million and $28.3 million, respectively. Of the $14.9 million of impairments for the three months ended September 30, 2015 (Successor Company), $10.1 million was recorded in earnings and $4.8 million was recorded in other comprehensive income (loss). Of the $28.3 million of impairments for the period of February 1, 2015 to September 30, 2015 (Successor Company), $15.8 million was recorded in earnings and $12.5 million was recorded in other comprehensive income (loss).

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company).

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

During the three and nine months ended September 30, 2014 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $1.1 million and $2.0 million, respectively, all of which related to fixed maturities. Credit impairments recorded in earnings during the three and nine months ended September 30, 2014 (Predecessor Company) were $2.3 million and $5.4 million, respectively. During the three and nine months ended September 30, 2014 (Predecessor Company), $1.2 million and $3.4 million, respectively, of non-credit losses previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and nine months ended September 30, 2014 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$4,472	$—	$15,463	$17,938	$41,674
Additions for newly impaired securities	—	4,472	—	—	—
Additions for previously impaired securities	9,479	9,479	221	626	1,653
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	(3,640)	(28,403)
Reductions for previously impaired securities that were sold in the current period	(687)	(687)	—	—	—
Ending balance	$13,264	$13,264	$15,684	$14,924	$14,924

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$884,032	$(14,565)	$—	$—	$884,032	$(14,565)
Commercial mortgage-backed securities	1,104,282	(18,970)	—	—	1,104,282	(18,970)
Other asset-backed securities	704,678	(23,743)	—	—	704,678	(23,743)
U.S. government-related securities	1,359,161	(15,543)	—	—	1,359,161	(15,543)
Other government-related securities	18,884	(476)	—	—	18,884	(476)
States, municipalities, and political subdivisions	1,567,309	(119,823)	—	—	1,567,309	(119,823)
Corporate securities	23,902,127	(2,064,349)	—	—	23,902,127	(2,064,349)
Preferred stock	62,112	(2,250)	—	—	62,112	(2,250)
Equities	448,372	(10,761)	—	—	448,372	(10,761)
	$30,050,957	$(2,270,480)	$—	$—	$30,050,957	$(2,270,480)

The preferred stock shown above as of September 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The book value of the Company’s investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the carrying value of the Company’s investments. Since February 1, 2015 (Successor Company), interest rates have increased resulting in net unrealized losses in the Company’s investment portfolio.

As of September 30, 2015 (Successor Company), the Company had a total of 2,433 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

As of September 30, 2015 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.5 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $302.1 million of securities which were rated below investment grade. Approximately $973.4 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$(54,274)	$(1,437,340)	$669,160	$(143,278)	$1,004,483
Equity securities	2,385	(5,152)	12,172	(3,784)	29,220

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of September 30, 2015 (Successor Company), no payments have been made or required related to this guarantee.

7.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

As of February 1, 2015, all mortgage loans were measured at fair value. Each mortgage loan was individually analyzed to determine the fair value. Each loan was either analyzed and assigned a discount rate or given an impairment, based on whether facts and circumstances which, as of the acquisition date, indicated less than full projected collections of contractual principal and interest payments. Various market factors were considered in determining the net present value of the expected cash flow stream or underlying real estate collateral, including the characteristics of the borrower, the underlying collateral, underlying credit worthiness of the tenants, and tenant payment history. Known events and risks, such as refinancing risks, were also considered in the fair value determination. In certain cases, fair value was based on the NPV of the expected cash flow stream or the underlying value of the real estate collateral.

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2015, assuming the loans are called at their next call dates, approximately $27.3 million would become due for the remainder of 2015, $944.4 million in 2016 through 2020, $365.3 million in 2021 through 2025, and $114.5  million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $562.6 million and $553.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company), the Company recognized $3.3 million, $8.4 million, $0.1 million, $8.0 million, and $13.8 million, respectively, of participating mortgage loan income.

As of September 30, 2015 (Successor Company), approximately $7.3 million, or 0.02%, of invested assets consisted of nonperforming mortgage loans and/or restructured mortgage loans since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company’s investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to September 30, 2015 (Successor Company), the Company accepted or agreed to accept assets of $12.1 million in satisfaction of $15.2 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in the Company’s investment in mortgage loans net of existing discounts recorded for mortgage loans losses for the period of February 1, 2015 to September 30, 2015 (Successor Company).

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2015 (Successor Company), $7.3 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans and/or restructured mortgage loans since February 1, 2015 (Successor Company). None of the restructured loans were nonperforming during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company). The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of September 30, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an allowance for mortgage loan credit losses of $2.0 million and $5.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	September 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$5,720	$3,130
Charge offs	(535)	(861)	(675)
Recoveries	(639)	(2,359)	(2,600)
Provision	3,199	—	5,865
Ending balance	$2,025	$2,500	$5,720

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

			Greater
Successor Company	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2015	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$6,386	$6,087	$1,190	$13,663
Number of delinquent commercial mortgage loans	4	3	1	8

Predecessor Company
As of December 31, 2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

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

		Unpaid		Average	Interest	Cash Basis
Successor Company	Recorded	Principal	Related	Recorded	Income	Interest
As of September 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$4,532	$5,288	$—	$1,511	$72	$45
With an allowance recorded	5,676	5,828	2,025	2,838	—	48

Predecessor Company
As of December 31, 2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280

As of September 30, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
Predecessor Company	Number of	Recorded	Recorded
As of December 31, 2014	Contracts	Investment	Investment
(Dollars In Thousands)
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

8.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	September 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$—	$2,653,065	$2,720,604
Capitalization of commissions, sales, and issue expenses	216,209	22,820	293,672
Amortization	(14,994)	1,080	(194,517)
Change in unrealized investment gains and losses	6,560	(96,830)	(166,694)
Balance, end of period	$207,775	$2,580,135	$2,653,065

Value of business acquired

The balances and changes in VOBA are as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	September 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$1,278,063	$501,981	$756,018
Amortization	(62,370)	(5,895)	(113,803)
Change in unrealized gains and losses	52,301	(79,417)	(140,234)
Other	(6,046)	—	—
Balance, end of period	$1,261,948	$416,669	$501,981

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

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2015	$39,662
2016	141,749
2017	129,671
2018	117,549
2019	99,536

9.                                      GOODWILL

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company decreased its goodwill balance by approximately $0.3 million. The decrease for the period of the Predecessor Company was due to an adjustment in the Acquisitions segment related to tax benefits realized during the period on the portion of tax goodwill in excess of GAAP basis goodwill. The goodwill balances associated with the Predecessor Company were replaced with newly established goodwill balances in conjunction with the Dai-ichi Merger, in accordance with ASC Topic 805, as described below.

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the merger, February 1, 2015. The purchase price in excess of the fair value of PLC’s assets and liabilities resulted in the establishment of goodwill as of the date of the merger. As of February 1, 2015 (Successor Company), the Company was allocated an aggregate goodwill balance of $735.7 million. Refer to Note 4, Dai-ichi Merger, for more information related to the Successor Company goodwill. There has been no change in the goodwill during the period of February 1, 2015 to September 30, 2015 (Successor Company).

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the measurement date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of September 30, 2015 (Successor Company) and for the period of February 1, 2015 through September 30, 2015 (Successor Company), the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.

10.                               DEBT AND OTHER OBLIGATIONS

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

On February 2, 2015, the Company and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of September 30, 2015 (Successor Company). PLC had an outstanding balance of $495.0 million bearing interest at a rate of LIBOR plus 1.00% as September 30, 2015 (Successor Company). As of September 30, 2015 (Successor Company), the $55.0 million Letter of Credit executed by the Company was no longer issued and outstanding.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of non-recourse funding obligations with a total outstanding balance of $800 million as of September 30, 2015 (Successor Company). PLC holds the entire outstanding balance of non-recourse funding obligations. The Series A1 non-recourse funding obligations have a balance of $400 million and accrue interest at 7.375%, the Series A2 non-recourse funding obligations have a balance of $100 million and accrue interest at 8.00%, and the Series A3 non-recourse funding obligations have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of outstanding non-recourse funding obligations as of September 30, 2015 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $284.8 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2015 (Successor Company), no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.  There are no support agreements between the Company and Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2015 (Successor Company), the principal balance of the Red Mountain note was $485 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $139.6 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2015 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $485 million outstanding non-recourse funding obligation as of September 30, 2015 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of September 30, 2015 (Successor Company), on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Carrying Value(1)	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)	$1,150,551	2037	4.66%
Golden Gate II Captive Insurance Company	235,910	2052	1.19%
Golden Gate V Vermont Captive Insurance Company(2)	550,079	2037	5.12%
MONY Life Insurance Company(2)	2,538	2024	6.19%
Total	$1,939,078

(1)  Carrying values include premiums and discounts and do not represent unpaid principal balances.

(2)  Fixed rate obligations

During the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. For the nine months ended September 30, 2014 (Predecessor Company), the Company repurchased $6.0 million of its outstanding non-recourse funding obligations, at a discount. The repurchase resulted in a $1.5 million pre-tax gain for the Company. These gains are recorded in other income in the consolidated condensed statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $935 million as of September 30, 2015 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of September 30, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each quarter of 2015 and was $770 million as of September 30, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2015 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $500.5 million and the repurchase obligation of $455.7 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 22 basis points). During the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $652.2 million and $175.0 million, respectively. The average daily balance was $530.5 million and $77.4 million (at an average borrowing rate of 18 and 16 basis points, respectively) during the period of February 1, 2015 to September 30, 2015 (Successor

Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), the Company had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of September 30, 2015 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions

Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of September 30, 2015 (Successor Company)
(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30-90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$124,489	$20,257	$15,029	$—	$159,775
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	340,767	—	—	—	340,767
Other asset-backed securities	—	—	—	—	—
Total borrowings	$465,256	$20,257	$15,029	$—	$500,542

11.                               COMMITMENTS AND CONTINGENCIES

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

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and was seeking resolution at the IRS’ Appeals Division. The case followed normal procedure and was under review at Congress’ Joint Committee on Taxation. Subsequent to September 30, 2015, Appeals accepted the Company’s proposed settlement offer that related to its earlier protest. As a result, PLC, the parent of the consolidated income tax return group of which the Company is a part, expects to pay approximately $13.0 million in tax. A portion of this payment would be made by the Company. This payment will not materially impact the Company nor its effective tax rate.

In the three months ended September 30, 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, PLC, the parent of the consolidated income tax return group of which the Company is a part, expects to receive approximately $9.8 million in tax refunds. However, due to the activity in the previous exam cycle per the preceding paragraph, these tax computations are in the process of being recomputed. Some portion of these refunds will be due to the Company. Regardless of these recalculations, these refunds will not materially affect the Company’s effective tax rate.

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

12.                               EMPLOYEE BENEFIT PLANS

Due to the Dai-ichi Life transaction, PLC re-measured all materially impacted benefit plans as of January 31, 2015 (Predecessor Company). Financial re-measurement was performed for the defined benefit pension plan, the unfunded excess benefit plan, and the postretirement life insurance plan as of January 31, 2015 (Predecessor Company). The January 2015 results for the retiree life plan were not material, and therefore, re-measurement was not deemed necessary for this plan. The Company has disclosed relevant financial information related to the applicable January 31, 2015 (Predecessor Company) re-measurements, as follows.

The following table presents the benefit obligation, fair value of plan assets, and the funded status of the PLC’s defined benefit pension plan and unfunded excess benefit plan as of January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company). This table also includes the amounts not yet recognized as components of net periodic pension costs as of January 31, 2015 (Predecessor Company) and December 31, 2014 (Predecessor Company).

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

Components of the net periodic benefit cost for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company) are as follows:

	Successor				Predecessor
	Company				Company
	For The Three		February 1, 2015		January 1, 2015		For The Three		For The Nine
	Months Ended		to		to		Months Ended		Months Ended
	September 30, 2015		September 30, 2015		January 31, 2015		September 30, 2014		September 30, 2014
	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded	Defined	Unfunded
	Benefit	Excess	Benefit	Excess	Benefit	Excess	Benefit	Excess	Benefit	Excess
	Pension	Benefit	Pension	Benefit	Pension	Benefit	Pension	Benefit	Pension	Benefit
	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan	Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Service cost — benefits earned during the period	$2,973	$333	$7,928	$888	$974	$95	$2,227	$226	$6,680	$678
Interest cost on projected benefit obligation	2,433	408	6,488	1,088	1,002	140	2,587	406	7,761	1,219
Expected return on plan assets	(3,642)	—	(9,712)	—	(1,293)	—	(3,065)	—	(9,194)	—
Amortization of prior service cost	—	—	—	—	(33)	1	(98)	3	(294)	9
Amortization of actuarial losses	—	—	—	—	668	138	1,576	321	4,727	962
Total net periodic benefit costs	$1,764	$741	$4,704	$1,976	$1,318	$374	$3,227	$956	$9,680	$2,868

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), PLC contributed $2.2 million to its defined benefit pension plan for the 2014 plan year. During the period of February 1, 2015 to September 30, 2015 (Successor Company), PLC contributed $1.4 million to its defined benefit pension plan for the 2014 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

13.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Successor Company
Beginning Balance, February 1, 2015	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(941,196)	(86)	(941,282)
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,115)	—	(3,115)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	8,664	86	8,750
Net current-period other comprehensive income (loss)	(935,647)	—	(935,647)
Ending Balance, September 30, 2015	$(935,647)	$—	$(935,647)

(1) See Reclassification table below for details.

(2) As of September 30, 2015 net unrealized losses reported in AOCI were offset by $506.9 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments(2)	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Predecessor Company
Beginning Balance, December 31, 2014	$1,483,293	$(82)	$1,483,211
Other comprehensive income (loss) before reclassifications	482,143	9	482,152
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(243)	—	(243)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(4,166)	23	(4,143)
Net current-period other comprehensive income (loss)	477,734	32	477,766
Ending Balance, January 31, 2015	$1,961,027	$(50)	$1,960,977

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

The following tables summarize the reclassifications amounts out of AOCI for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Successor Company
For The Three Months Ended September 30, 2015
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$(1,253)	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(10,064)	Net impairment losses recognized in earnings
	(11,317)	Total before tax
	3,961	Tax (expense) or benefit
	$(7,356)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Successor Company
February 1, 2015 to September 30, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$2,470	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(15,798)	Net impairment losses recognized in earnings
	(13,328)	Total before tax
	4,664	Tax (expense) or benefit
	$(8,664)	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

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

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Predecessor Company
For The Three Months Ended September 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(293)	Benefits and settlement expenses, net of reinsurance ceded
	(293)	Total before tax
	103	Tax (expense) or benefit
	$(190)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$22,244	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,354)	Net impairment losses recognized in earnings
	19,890	Total before tax
	(6,962)	Tax (expense) or benefit
	$12,928	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)

Predecessor Company
For The Nine Months Ended September 30, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,577)	Benefits and settlement expenses, net of reinsurance ceded
	(1,577)	Total before tax
	552	Tax (expense) or benefit
	$(1,025)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$49,812	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,405)	Net impairment losses recognized in earnings
	44,407	Total before tax
	(15,543)	Tax (expense) or benefit
	$28,864	Net of tax

(1) See Note 16, Derivative Financial Instruments for additional information.

14.                               INCOME TAXES

The Company used its respective estimates of its annual 2015 and 2014 incomes in computing its effective income tax rates for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company). The effective tax rates for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company) were 27.3%, 28.0%, 32.8%, 33.8%, and 33.0%, respectively.

In conjunction with the Merger and as a result of the adjustments to the Company’s assets and liabilities which were discussed in Note 2, Summary of Significant Accounting Policies, the Company’s deferred tax assets and liabilities were re-measured as of the date of the Merger.

The components of the Company’s net deferred income tax liability are as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$75,781	$35,642
Premium receivables and policy liabilities	—	154,720
Deferred compensation	103,788	104,117
Invested assets (other than unrealized gains)	—	2,960
Deferred policy acquisition costs	346,439	—
Net unrealized loss on investments	503,859	—
Valuation allowance	(796)	(791)
	1,029,071	296,648
Deferred income tax liabilities:
VOBA and other intangibles	666,660	—
Premium receivables and policy liabilities	103,036	—
DAC and VOBA	—	1,073,499
Invested assets (other than unrealized gains)	1,619,114	—
Net unrealized gains on investments	—	798,529
Other	2,589	36,484
	2,391,399	1,908,512
Net deferred income tax liability	$(1,362,328)	$(1,611,864)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015
	to	to	As of
	September 30, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$105,850	$168,076	$85,846
Additions for tax positions of the current year	8,217	(5,010)	57,392
Additions for tax positions of prior years	1,602	1,149	34,371
Reductions of tax positions of prior years:
Changes in judgment	(899)	(58,365)	(9,533)
Settlements during the period	(90,872)	—	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$23,898	$105,850	$168,076

The revisions to the Company’s unrecognized tax benefits for the period of February 1, 2015 to September 30, 2015 (Successor Company) are shown in the chart above. These revisions included increasing prior determinations of amounts accrued for earlier years as well as reducing some previously accrued amounts. These revisions were primarily related to timing issues. However, revisions were made to certain issues that constituted permanent differences between GAAP income and taxable income. The tax on these permanent differences, excluding interest, caused income tax expense to increase by approximately $4.1 million, $0.2 million, and $3.3 million for the period of February 1, 2015 to September 30, 2015 (Successor Company), the one month ended January 31, 2015 (Predecessor Company), and the year ended December 31, 2014 (Predecessor Company), respectively.

In the IRS audit that concluded in 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and was seeking resolution at the IRS’ Appeals Division. Subsequent to September 30, 2015, Appeals accepted the Company’s proposed settlement offer that related to its earlier protest. In the IRS audit that concluded during the three months ended September 30, 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company’s income taxes for the year 2003 through 2011 will not materially affect the Company nor its effective tax rate.

The Company is currently under audit by the IRS for the years 2012 and 2013. As of September 30, 2015, no materially adverse adjustments to reported taxable income have been proposed.

The Company believes that in the next 12 months approximately $14.3 million of these unrecognized tax benefits will be reduced. Based upon technical guidance and ongoing discussions with the IRS, the Company anticipates that within the next 12 months it will reach final settlement with the IRS regarding its material uncertain tax positions for the years 2003 through 2013.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2015.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,615,819	$3	$1,615,822
Commercial mortgage-backed securities	—	1,276,615	—	1,276,615
Other asset-backed securities	—	207,263	585,751	793,014
U.S. government-related securities	1,102,371	515,101	—	1,617,472
State, municipalities, and political subdivisions	—	1,613,485	—	1,613,485
Other government-related securities	—	18,884	—	18,884
Corporate securities	83	24,844,977	1,048,738	25,893,798
Preferred stock	62,112	—	—	62,112
Total fixed maturity securities - available-for-sale	1,164,566	30,092,144	1,634,492	32,891,202

Fixed maturity securities - trading
Residential mortgage-backed securities	—	288,280	—	288,280
Commercial mortgage-backed securities	—	148,640	—	148,640
Other asset-backed securities	—	121,937	155,153	277,090
U.S. government-related securities	236,425	4,880	—	241,305
State, municipalities, and political subdivisions	—	310,973	—	310,973
Other government-related securities	—	59,527	—	59,527
Corporate securities	—	1,359,582	18,319	1,377,901
Preferred stock	6,925	—	—	6,925
Total fixed maturity securities - trading	243,350	2,293,819	173,472	2,710,641
Total fixed maturity securities	1,407,916	32,385,963	1,807,964	35,601,843
Equity securities	606,400	11,792	66,504	684,696
Other long-term investments (1)	122,120	172,937	55,750	350,807
Short-term investments	228,621	4,716	—	233,337
Total investments	2,365,057	32,575,408	1,930,218	36,870,683
Cash	517,900	—	—	517,900
Assets related to separate accounts
Variable annuity	12,646,751	—	—	12,646,751
Variable universal life	792,800	—	—	792,800
Total assets measured at fair value on a recurring basis	$16,322,508	$32,575,408	$1,930,218	$50,828,134

Liabilities:
Annuity account balances(2)	$—	$—	$95,198	$95,198
Other liabilities (1)	22,085	138,496	383,809	544,390
Total liabilities measured at fair value on a recurring basis	$22,085	$138,496	$479,007	$639,588

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2015 (Successor Company), the Company held $3.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2015 (Successor Company), the Company held $740.9 million of Level 3 ABS, which included $585.8 million of other asset-backed securities classified as available-for-sale and $155.1 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of September 30, 2015 (Successor Company), the Company classified approximately $28.7 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of September 30, 2015 (Successor Company), the Company classified approximately $1.1 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of September 30, 2015 (Successor Company), the Company held approximately $78.3 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily investments in preferred stock.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 16, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2015 (Successor Company), 83.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 generally include futures and options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate and inflation swaps, options, and swaptions. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

Derivative instruments classified as Level 3 are embedded derivatives and include at least one significant non-observable input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables modified for company experience, with attained age factors varying from 38% - 153%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of September 30, 2015 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.5 billion and the statutory unrealized gain (loss) of the securities of $227.9 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of September 30, 2015 (Successor Company) was $5.8 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 16, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $3.7 million as of September 30, 2015 (Successor Company), however, interest support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of September 30, 2015 (Successor Company), no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of September 30, 2015 (Successor Company) was $2.2 million. As of September 30, 2015 (Successor Company), no payments have been made under this agreement.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of September 30, 2015 (Successor Company), was zero. As of September 30, 2015 (Successor Company), no payments have been made under this agreement.

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

The fair value of the Funds Withheld derivative as of September 30, 2015 (Successor Company) was a liability of $135.6 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2015 (Successor Company), ranged from a one month rate of 0.40%, a 5 year rate of 2.19%, and a 30 year rate of 3.69%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor
Company
Fair Value
	As of	Valuation	Unobservable	Range
	September 30, 2015	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:

Other asset-backed securities	$585,751	Discounted cash flow	Liquidity premium	0.43% - 1.49% (0.70%)
			Paydown rate	9.85% - 15.41% (13.17%)

Corporate securities	1,022,464	Discounted cash flow	Spread over treasury	0.74% - 12.18% (2.45%)

Liabilities:

Embedded derivatives - GMWB(1)	$14,454	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience

			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have
a one-time over-utilization
of 400%
			Nonperformance risk	0.21% - 1.17%

Annuity account balances(2)	95,198	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$81 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.21% - 1.17%

Embedded derivative - FIA	76,709	Actuarial cash flow model	Expenses	$81.5 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending on
on duration/surrender
charge period
			Nonperformance risk	0.21% - 1.17%

Embedded derivative - IUL	21,711	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.21% - 1.17%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of September 30, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $199.8 million of financial instruments being classified as Level 3 as of September 30, 2015 (Successor Company). Of the $199.8 million, $155.2 million are other asset-backed securities and $44.6 million are corporate securities.

In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2015 (Successor Company), the Company held $66.5 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

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

(1)The fair value for the GMWB embedded derivative is presented as a net liability, for the purposes of this chart.  Excludes modified coinsurance arrangements.

(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2014 (Predecessor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $237.2 million of financial instruments being classified as Level 3 as of December 31, 2014 (Predecessor Company). Of the $237.2 million, $169.7 million are other asset backed securities and $67.5 million are corporate securities.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	590,885	—	—	—	(4,185)	—	—	—	—	—	(949)	585,751	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,111,431	76	5,939	(164)	(8,800)	62,183	(101,161)	—	—	(20,037)	(729)	1,048,738	—
Total fixed maturity securities - available-for-sale	1,702,319	76	5,939	(164)	(12,985)	62,183	(101,161)	—	—	(20,037)	(1,678)	1,634,492	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	160,594	83	—	(1,640)	—	2,000	(6,001)	—	—	—	117	155,153	(1,500)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	19,316	73	—	(970)	—	—	(56)	—	—	—	(44)	18,319	(897)
Total fixed maturity securities - trading	179,910	156	—	(2,610)	—	2,000	(6,057)	—	—	—	73	173,472	(2,397)
Total fixed maturity securities	1,882,229	232	5,939	(2,774)	(12,985)	64,183	(107,218)	—	—	(20,037)	(1,605)	1,807,964	(2,397)
Equity securities	66,460	—	44	—	—	—	—	—	—	—	—	66,504	—
Other long-term investments(1)	100,519	—	—	(44,769)	—	—	—	—	—	—	—	55,750	(44,769)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,049,208	232	5,983	(47,543)	(12,985)	64,183	(107,218)	—	—	(20,037)	(1,605)	1,930,218	(47,166)
Total assets measured at fair value on a recurring basis	$2,049,208	$232	$5,983	$(47,543)	$(12,985)	$64,183	$(107,218)	$—	$—	$(20,037)	$(1,605)	$1,930,218	$(47,166)

Liabilities:
Annuity account balances(2)	$95,178	$—	$—	$(3,173)	$—	$—	$—	$93	$3,246	—	$—	$95,198	$—
Other liabilities(1)	342,945	17,329	—	(58,193)	—	—	—	—	—	—	—	383,809	(40,864)
Total liabilities measured at fair value on a recurring basis	$438,123	$17,329	$—	$(61,366)	$—	$—	$—	$93	$3,246	$—	$—	$479,007	$(40,864)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended September 30, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the three months ended September 30, 2015 (Successor Company), $20.0 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2015 (Successor Company).

For the three months ended September 30, 2015 (Successor Company), there were no transfers of securities from Level 2 to Level 1.

For the three months ended September 30, 2015 (Successor Company), there were no transfers of securities from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to September 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	165	(92)	(17,076)	—	(127)	—	—	—	(765)	585,751	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	4,367	21,558	(851)	(33,047)	174,112	(356,096)	—	—	(61,890)	(6,674)	1,048,738	—
Total fixed maturity securities - available-for-sale	1,914,583	4,367	21,723	(943)	(50,123)	174,112	(359,898)	—	—	(61,890)	(7,439)	1,634,492	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	4,032	—	(6,813)	—	2,000	(13,877)	—	—	—	338	155,153	(6,896)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	247	—	(1,269)	—	—	(5,640)	—	—	—	(149)	18,319	(1,546)
Total fixed maturity securities - trading	194,603	4,279	—	(8,082)	—	2,000	(19,517)	—	—	—	189	173,472	(8,442)
Total fixed maturity securities	2,109,186	8,646	21,723	(9,025)	(50,123)	176,112	(379,415)	—	—	(61,890)	(7,250)	1,807,964	(8,442)
Equity securities	66,691	—	44	—	—	—	(231)	—	—	—	—	66,504	—
Other long-term investments(1)	64,200	40,032	—	(48,482)	—	—	—	—	—	—	—	55,750	(8,450)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,240,077	48,678	21,767	(57,507)	(50,123)	176,112	(379,646)	—	—	(61,890)	(7,250)	1,930,218	(16,892)
Total assets measured at fair value on a recurring basis	$2,240,077	$48,678	$21,767	$(57,507)	$(50,123)	$176,112	$(379,646)	$—	$—	$(61,890)	$(7,250)	$1,930,218	$(16,892)

Liabilities:
Annuity account balances(2)	$98,279	$—	$—	$(4,716)	$—	$—	$—	$179	$7,976	$—	$—	$95,198	$—
Other liabilities(1)	530,118	230,183	—	(83,874)	—	—	—	—	—	—	—	383,809	146,309
Total liabilities measured at fair value on a recurring basis	$628,397	$230,183	$—	$(88,590)	$—	$—	$—	$179	$7,976	$—	$—	$479,007	$146,309

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the period of February 1, 2015 to September 30, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the period of February 1, 2015 to September 30, 2015 (Successor Company), $61.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of September 30, 2015 (Successor Company).

For the period of February 1, 2015 to September 30, 2015 (Successor Company), $90.4 million of securities were transferred from Level 2 to Level 1.

For the period of February 1, 2015 to September 30, 2015 (Successor Company), there were no transfers from Level 1.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$10	$—	$—	$—	$(1)	$—	$(5)	$—	$—	$—	$1	$5	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	568,097	—	2,161	(71)	(4,299)	—	(140)	—	—	—	(380)	565,368	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,524,297	201	8,435	—	(9,452)	11,797	(59,352)	—	—	(96,565)	(1,555)	1,377,806	—
Total fixed maturity securities - available-for-sale	2,096,079	201	10,596	(71)	(13,752)	11,797	(59,497)	—	—	(96,565)	(1,934)	1,946,854	—
Fixed maturity securities - trading
Residential mortgage-backed securities	842	11	—	—	—	—	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	176,386	1,834	—	(837)	—	—	(7,137)	—	—	—	430	170,676	1,287
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	31,520	182	—	(676)	—	—	(5,583)	—	—	(2,518)	252	23,177	234
Total fixed maturity securities - trading	208,748	2,027	—	(1,513)	—	—	(12,720)	—	—	(3,371)	682	193,853	1,521
Total fixed maturity securities	2,304,827	2,228	10,596	(1,584)	(13,752)	11,797	(72,217)	—	—	(99,936)	(1,252)	2,140,707	1,521
Equity securities	77,882	—	—	—	(91)	—	(445)	—	—	(10,651)	—	66,695	—
Other long-term investments(1)	67,222	895	—	(6,843)	—	—	—	—	—	—	—	61,274	(5,948)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,449,931	3,123	10,596	(8,427)	(13,843)	11,797	(72,662)	—	—	(110,587)	(1,252)	2,268,676	(4,427)
Total assets measured at fair value on a recurring basis	$2,449,931	$3,123	$10,596	$(8,427)	$(13,843)	$11,797	$(72,662)	$—	$—	$(110,587)	$(1,252)	$2,268,676	$(4,427)

Liabilities:
Annuity account balances(2)	$102,456	$862	$—	$—	$—	$—	$—	$125	$3,590	$—	$—	$98,129	$—
Other liabilities(1)	399,669	22,317	—	(42,833)	—	—	—	—	—	—	—	420,185	(20,516)
Total liabilities measured at fair value on a recurring basis	$502,125	$23,179	$—	$(42,833)	$—	$—	$—	$125	$3,590	$—	$—	$518,314	$(20,516)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended September 30, 2014 (Predecessor Company), there were no transfers into Level 3.

For the three months ended September 30, 2014 (Predecessor Company), there were $110.6 million of securities transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously priced internally using significant unobservable inputs, now being priced by independent pricing services or brokers.

For the three months ended September 30, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the three months ended September 30, 2014 (Predecessor Company), there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$(1)	$—	$(23)	$—	$—	$—	$1	$5	$—
Commercial mortgage-backed securities	—	—		—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	545,808	—	36,227	(71)	(5,532)	—	(9,934)	—	—	—	(1,130)	565,368	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,549,940	1,170	62,723	—	(16,717)	102,029	(162,391)	—	—	(151,858)	(7,090)	1,377,806	—
Total fixed maturity securities - available-for-sale	2,099,451	1,170	98,950	(71)	(22,250)	102,029	(172,348)	—	—	(151,858)	(8,219)	1,946,854	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	11	—	—	—	842	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	8,685	—	(3,951)	—	—	(29,832)	—	—	—	797	170,676	1,959
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	29,199	1,060	—	(729)	—	4,059	(10,693)	—	—	4	277	23,177	(1)
Total fixed maturity securities - trading	224,176	9,756	—	(4,680)	—	4,901	(40,525)	—	—	(849)	1,074	193,853	1,958
Total fixed maturity securities	2,323,627	10,926	98,950	(4,751)	(22,250)	106,930	(212,873)	—	—	(152,707)	(7,145)	2,140,707	1,958
Equity securities	67,979	—	1,192	—	(257)	9,551	(1,119)	—	—	(10,651)	—	66,695	—
Other long-term investments(1)	98,886	1,320	—	(38,932)	—	—	—	—	—	—	—	61,274	(37,612)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,490,492	12,246	100,142	(43,683)	(22,507)	116,481	(213,992)	—	—	(163,358)	(7,145)	2,268,676	(35,654)
Total assets measured at fair value on a recurring basis	$2,490,492	$12,246	$100,142	$(43,683)	$(22,507)	$116,481	$(213,992)	$—	$—	$(163,358)	$(7,145)	$2,268,676	$(35,654)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(2,261)	$—	$—	$—	$300	$11,432	$—	$—	$98,129	$—
Other liabilities(1)	233,738	22,342	—	(208,789)	—	—	—	—	—	—	—	420,185	(186,447)
Total liabilities measured at fair value on a recurring basis	$340,738	$22,342	$—	$(211,050)	$—	$—	$—	$300	$11,432	$—	$—	$518,314	$(186,447)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the nine months ended September 30, 2014 (Predecessor Company), $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2014 (Predecessor Company). All transfers are recognized as of the end of the period.

For the nine months ended September 30, 2014 (Predecessor Company), $194.4 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were previously priced internally using significant unobservable inputs, now being priced by independent pricing services or brokers.

For the nine months ended September 30, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the nine months ended September 30, 2014 (Predecessor Company), there were no transfers out of Level

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor		Predecessor
		Company		Company
		As of		As of
		September 30, 2015		December 31, 2014
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,728,237	$5,590,446	$5,133,780	$5,524,059
Policy loans	3	1,706,402	1,706,402	1,758,237	1,758,237
Fixed maturities, held-to-maturity(1)	3	579,329	518,363	435,000	458,422

Liabilities:
Stable value product account balances	3	$1,914,093	$1,903,615	$1,959,488	$1,973,624
Annuity account balances	3	10,754,799	10,321,313	10,950,729	10,491,775

Debt:
Non-recourse funding obligations(2)	3	$1,939,078	$1,630,091	$1,527,752	$1,753,183

Except as noted below, fair values were estimated using quoted market prices.

(1)	Security purchased from unconsolidated subsidiary, Red Mountain LLC.
(2)

Of this carrying amount, $485.0 million, fair value of $496.7 million, as of September 30, 2015 (Successor Company), and $435.0 million, fair value of $461.4 million, as of December 31, 2014 (Predecessor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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

Fixed maturities, held-to-maturity

The Company estimates the fair value of its fixed maturity, held-to-maturity securities using internal discounted cash flow models. The discount rates used in the model are based on a current market yield for similar financial instruments.

Stable Value Product and Annuity Account Balances

The Company estimates the fair value of stable value product account balances and annuity account balances using models based on discounted expected cash flows. The discount rates used in the models are based on a current market rate for similar financial instruments.

Non-recourse Funding Obligations

The Company estimates the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model are based on a current market yield for similar financial instruments.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of September 30, 2015 (Successor Company), as these funding agreements and correlating swaps matured in June of 2015.

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

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.  None of these positions were held as of September 30, 2015 (Successor Company).

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015		For The Three	For The Nine
	Months Ended	to	January 1, 2015	Months Ended	Months Ended
	September 30,	September 30,	to	September 30,	September 30,
	2015	2015	January 31, 2015	2014	2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$12,140	$(2,091)	$1,413	$1,979	$12,777
Equity futures - VA	40,951	3,215	9,221	861	(9,049)
Currency futures - VA	4,000	1,428	7,778	10,185	6,020
Variance swaps - VA	—	—	—	1,570	(1,103)
Equity options - VA	33,519	8,195	3,047	2,050	(31,240)
Interest rate swaptions - VA	(3,618)	(12,399)	9,268	(2,812)	(17,213)
Interest rate swaps - VA	101,808	(74,150)	122,710	22,011	124,548
Embedded derivative - GMWB	(71,296)	10,543	(68,503)	(11,407)	(51,869)
Funds withheld derivative	(52,872)	(8,301)	(9,073)	(2,432)	27,298
Total derivatives related to VA contracts	64,632	(73,560)	75,861	22,005	60,169
Derivatives related to FIA contracts:
Embedded derivative - FIA	11,328	9,035	1,769	(2,462)	(9,036)
Equity futures - FIA	709	1,016	(184)	117	1,067
Volatility futures - FIA	(24)	6	—	(4)	4
Equity options - FIA	(12,099)	(6,499)	(2,617)	1,099	5,077
Total derivatives related to FIA contracts	(86)	3,558	(1,032)	(1,250)	(2,888)
Derivatives related to IUL contracts:
Embedded derivative - IUL	1,287	3,082	(486)	347	62
Equity futures - IUL	17	39	3	16	16
Equity options - IUL	(1,110)	(1,048)	(115)	(24)	(24)
Total derivatives related to IUL contracts	194	2,073	(598)	339	54
Embedded derivative - Modco reinsurance treaties	(9,817)	131,505	(68,026)	20,426	(91,945)
Derivatives with PLC (1)	(12,978)	(16,096)	15,863	398	536
Other derivatives	(50)	33	(37)	(149)	(351)
Total realized gains (losses) - derivatives	$41,895	$47,513	$22,031	$41,769	$(34,425)

(1)        These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Modco trading portfolio(1)	$8,377	$(133,524)	$73,062	$(17,225)	$110,067

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
		(Dollars In Thousands)
Successor Company
For The Three Months Ended September 30, 2015
Inflation	$—	$—	$—
Total	$—	$—	$—

Successor Company
February 1, 2015 to September 30, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Three Months Ended September 30, 2014
Inflation	$(64)	$(293)	$(79)
Total	$(64)	$(293)	$(79)

Predecessor Company
For The Nine Months Ended September 30, 2014
Inflation	$(90)	$(1,577)	$(205)
Total	$(90)	$(1,577)	$(205)

The table below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	Successor		Predecessor
	Company		Company
	As of September 30, 2015		As of December 31, 2014
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,325,000	$82,642	$1,550,000	$50,743
Derivatives with PLC(1)	1,574,348	5,843	1,497,010	6,077
Embedded derivative - Modco reinsurance treaties	64,984	859	25,760	1,051
Embedded derivative — GMWB	1,688,779	49,048	1,302,895	37,497
Interest rate futures	946,551	2,547	27,977	938
Equity futures	297,690	9,806	26,483	427
Currency futures	239,526	2,608	197,648	2,384
Equity options	2,833,844	192,335	1,921,167	163,212
Interest rate swaptions	225,000	4,619	625,000	8,012
Other	1,336	500	242	360
	$9,197,058	$350,807	$7,174,182	$270,701
Other liabilities
Cash flow hedges:
Inflation	$—	$—	$40,469	$142
Derivatives not designated as hedging instruments:
Interest rate swaps	575,000	13,809	275,000	3,599
Embedded derivative - Modco reinsurance treaties	2,490,850	221,849	2,562,848	311,727
Funds withheld derivative	1,520,607	135,605	1,233,424	57,305
Embedded derivative - GMWB	1,715,488	63,540	1,702,899	63,460
Embedded derivative - FIA	962,123	76,709	749,933	124,465
Embedded derivative - IUL	44,581	21,711	12,019	6,691
Interest rate futures	7,727	140	—	—
Equity futures	81,421	1,835	385,256	15,069
Currency futures	37,137	93	—	—
Equity options	1,242,384	8,863	699,295	47,077
Other	1,091	236	—	—
	$8,678,409	$544,390	$7,661,143	$629,535

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The Company reclassified the remaining balance of its cash flow hedge derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the period of February 1, 2015 to September 30, 2015 (Successor Company) as these derivative financial instruments matured in June of 2015.

17.          OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 10, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2015 (Successor Company).

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$294,769	$—	$294,769	$24,953	$148,469	$121,347
Total derivatives, subject to a master netting arrangement or similar arrangement	294,769	—	294,769	24,953	148,469	121,347
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	859	—	859	—	—	859
Embedded derivative - GMWB	49,048	—	49,048	—	—	49,048
Derivatives with PLC	5,843	—	5,843	—	—	5,843
Other	288	—	288	—	—	288
Total derivatives, not subject to a master netting arrangement or similar arrangement	56,038	—	56,038	—	—	56,038
Total derivatives	350,807	—	350,807	24,953	148,469	177,385
Total Assets	$350,807	$—	$350,807	$24,953	$148,469	$177,385

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$24,976	$—	$24,976	$24,953	$23	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	24,976	—	24,976	24,953	23	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	221,849	—	221,849	—	—	221,849
Funds withheld derivative	135,605	—	135,605			135,605
Embedded derivative - GMWB	63,540	—	63,540	—	—	63,540
Embedded derivative - FIA	76,709	—	76,709	—	—	76,709
Embedded derivative - IUL	21,711	—	21,711	—	—	21,711
Total derivatives, not subject to a master netting arrangement or similar arrangement	519,414	—	519,414	—	—	519,414
Total derivatives	544,390	—	544,390	24,953	23	519,414
Repurchase agreements(1)	455,718	—	455,718	—	—	455,718
Total Liabilities	$1,000,108	$—	$1,000,108	$24,953	$23	$975,132

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014 (Predecessor Company).

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	37,497	—	37,497	—	—	37,497
Derivatives with PLC	6,077	—	6,077	—	—	6,077
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	44,985	—	44,985	—	—	44,985
Total derivatives	270,701	—	270,701	53,612	73,935	143,154
Total Assets	$270,701	$—	$270,701	$53,612	$73,935	$143,154

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Funds withheld derivative	57,305	—	57,305	—	—	57,305
Embedded derivative - GMWB	63,460	—	63,460	—	—	63,460
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	563,648	—	563,648	—	—	563,648
Total derivatives	629,535	—	629,535	53,612	12,258	563,665
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$679,535	$—	$679,535	$53,612	$12,258	$613,665

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

•                                          The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. The Company recently terminated its funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) and, on October 2, 2015, established an unregistered funding agreement-backed notes program. No offers, sales or issuances under this program have been made to date.

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

Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable. The goodwill as of September 30, 2015 (Successor Company) was the result of the Dai-ichi Merger. The purchase price was allocated to the segments in proportion to the segment’s respective fair value. The allocated purchase price in excess of the fair value of assets and liabilities of each segment resulted in the establishment of that segment’s goodwill as of the date of the Merger.

There were no significant intersegment transactions during the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and nine months ended September 30, 2014 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Life Marketing	$358,194	$960,807	$133,361	$368,479	$1,098,015
Acquisitions	352,141	974,915	139,761	408,522	1,273,714
Annuities	200,798	293,610	130,918	200,366	582,645
Stable Value Products	17,065	44,063	8,181	38,719	93,696
Asset Protection	77,476	204,397	24,566	77,277	227,244
Corporate and Other	997	32,793	22,859	23,397	69,981
Total revenues	$1,006,671	$2,510,585	$459,646	$1,116,760	$3,345,295
Segment Operating Income (Loss)
Life Marketing	$18,758	$28,711	$(2,271)	$31,571	$79,471
Acquisitions	59,016	132,962	20,134	72,929	198,807
Annuities	37,090	108,976	11,363	42,659	136,590
Stable Value Products	12,785	28,249	4,529	19,506	54,190
Asset Protection	4,415	12,938	1,907	6,962	18,535
Corporate and Other	(34,557)	(84,888)	(16,662)	(25,986)	(76,363)
Total segment operating income	97,507	226,948	19,000	147,641	411,230
Realized investment (losses) gains - investments (1)	8,586	(150,063)	89,414	(11,903)	112,769
Realized investment (losses) gains - derivatives	50,028	68,205	24,433	48,382	(15,653)
Income tax expense	(42,542)	(40,667)	(44,325)	(62,287)	(167,921)
Net income	$113,579	$104,423	$88,522	$121,833	$340,425

(2)Investment gains (losses)	$(4,755)	$(147,892)	$80,672	$(2,470)	$147,091
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(13,341)	2,171	(8,742)	9,433	34,322
Realized investment gains (losses) - investments	$8,586	$(150,063)	$89,414	$(11,903)	$112,769

(3)Derivative gains (losses)	$41,895	$47,513	$22,031	$41,769	$(34,425)
Less: VA GMWB economic cost	(8,133)	(20,692)	(2,402)	(6,613)	(18,772)
Realized investment gains (losses) - derivatives	$50,028	$68,205	$24,433	$48,382	$(15,653)

(1) Includes credit related other-than-temporary impairments of $10.1 million and $15.8 million for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), respectively. Includes credit related other-than-temporary impairments of $0.5 million, $2.3 million, and $5.4 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and nine months ended September 30, 2014 (Predecessor Company), respectively.

(2)Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of September 30, 2015 (Successor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,223,607	$20,014,577	$19,565,914	$1,790,724
Deferred policy acquisition costs and value of business acquired	1,078,408	(182,038)	531,735	—
Other intangibles	324,362	40,297	200,112	9,556
Goodwill	203,543	14,524	336,677	113,813
Total assets	$14,829,920	$19,887,360	$20,634,438	$1,914,093

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$788,749	$9,972,530	$10,719	$65,366,820
Deferred policy acquisition costs and value of business acquired	41,618	—	—	1,469,723
Other intangibles	81,132			655,459
Goodwill	67,155	—	—	735,712
Total assets	$978,654	$9,972,530	$10,719	$68,227,714

	Operating Segment Assets
	As of December 31, 2014 (Predecessor Company)
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$13,858,491	$19,858,284	$20,678,948	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	539,965	621
Goodwill	—	29,419	—	—
Total assets	$15,831,647	$20,488,185	$21,218,913	$1,959,488

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$832,887	$9,557,226	$14,792	$66,759,495
Deferred policy acquisition costs and value of business acquired	40,503	319	—	3,155,046
Goodwill	48,158	—	—	77,577
Total assets	$921,548	$9,557,545	$14,792	$69,992,118

19.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2015 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

OVERVIEW

Our business

We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, PLC and the Company remains an SEC registrant for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

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

•                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. We recently terminated our funding agreement-backed notes program registered with the SEC and, on October 2, 2015, established an unregistered funding agreement-backed notes program. No offers, sales or issuances under this program have been made to date.

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

RECENT DEVELOPMENTS

On September 30, 2015, we entered into a Master Agreement (the “Master Agreement”) with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, we agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which we will coinsure certain term life insurance business of GLAIC. In connection with the reinsurance transaction, we intend to enter into a financing transaction with a term of up to 20 years involving, among other parties, our indirect wholly owned subsidiary, Golden Gate Captive Insurance Company (“Golden Gate”), and a syndicate of third-party risk takers, to finance up to $2.2 billion of “XXX” reserves related to the GLAIC business to be reinsured and the other term life insurance business currently reinsured by Golden Gate. Although we intend to execute the financing transaction concurrently with its entry into the Reinsurance Agreement, the closing of the transactions contemplated by the Master Agreement is not conditioned upon the consummation of the financing transaction.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

Risks Related to the Dai-ichi Merger and our Status as an Indirect Subsidiary of Dai-ichi Life

•                  uncertainty following the Merger could adversely affect our business and operations;

•                  the debt ratings and the financial strength ratings of PLC and its insurance subsidiaries, including the Company may be adversely affected by it being a subsidiary of Dai-ichi Life;

General

•                  we may not be able to achieve the expected results from our recently announced reinsurance transaction or obtain financing on terms currently anticipated,

•                  exposure to the risks of natural and man-made catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$18,758	$28,711	$(2,271)	$31,571	$79,471
Acquisitions	59,016	132,962	20,134	72,929	198,807
Annuities	37,090	108,976	11,363	42,659	136,590
Stable Value Products	12,785	28,249	4,529	19,506	54,190
Asset Protection	4,415	12,938	1,907	6,962	18,535
Corporate and Other	(34,557)	(84,888)	(16,662)	(25,986)	(76,363)
Total segment operating income	97,507	226,948	19,000	147,641	411,230
Realized investment gains (losses) - investments(1)	8,586	(150,063)	89,414	(11,903)	112,769
Realized investment gains (losses) - derivatives	50,028	68,205	24,433	48,382	(15,653)
Income tax expense	(42,542)	(40,667)	(45,325)	(62,287)	(167,921)
Net income	$113,579	$104,423	$87,522	$121,833	$340,425

Investment gains (losses)(2)	$(4,755)	$(147,892)	$80,672	$(2,470)	$147,091
Less: amortization related to DAC/VOBA and benefits and settlement expense	(13,341)	2,171	(8,742)	9,433	34,322
Realized investment gains (losses) - investments	$8,586	$(150,063)	$89,414	$(11,903)	$112,769

Derivative gains (losses) (3)	$41,895	$47,513	$22,031	$41,769	$(34,425)
Less: VA GMWB economic cost	(8,133)	(20,692)	(2,402)	(6,613)	(18,772)
Realized investment gains (losses) - derivatives	$50,028	$68,205	$24,433	$48,382	$(15,653)

(1)           Includes credit related other-than-temporary impairments of $10.1 million and $15.8 million for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), respectively. Includes $0.5 million, $2.3 million, and $5.4 million of credit related other-than-temporary impairments for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the three and nine months ended September 30, 2014 (Predecessor Company), respectively.

(2)           Includes realized investment gains (losses) before related amortization.

(3)           Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended September 30, 2015 (Successor Company)

Net income was $113.6 million and operating income was $97.5 million for the three months ended September 30, 2015.

We experienced net realized gains of $37.1 million for the three months ended September 30, 2015. The gains realized were primarily related to net gains of $64.6 million of derivatives related to variable annuity contracts and net gains of $0.2 million related to IUL contracts. Partially offsetting these gains were $12.9 million of losses related to derivatives with PLC, $10.1 million of other-than-temporary impairments credit-related losses, net losses of $1.9 million related to other investment and derivative activity, $1.4 million of losses related to the net activity of the modified coinsurance portfolio, $1.3 million of losses related to investment securities sale activity, and net losses of $0.1 million of derivatives related to FIA contracts.

•                  Life Marketing segment operating income was $18.8 million which consisted of universal life operating income of $8.1 million, traditional life operating income of $11.3 million, and an operating loss of $0.6 million in other lines.

•                  Acquisitions segment operating income was $59.0 million. This included expected runoff of the in-force blocks of business.

•                  Annuities segment operating income was $37.1 million which included $19.5 million of fixed annuity operating earnings, $21.8 million of variable annuity operating earnings, and a $4.2 million loss in other annuity earnings. The fixed annuity results were negatively impacted by $3.0 million of unfavorable single premium immediate annuities (“SPIA”) mortality. The segment recorded $0.9 million of favorable unlocking.

•                  Stable Value Products segment operating income of $12.8 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.8 million and the adjusted operating spread, which excludes participating income, was 227 basis points.

•                  Asset Protection segment operating income was $4.4 million which consisted of service contract earnings of $1.3 million, GAP product earnings of $2.2 million, and credit insurance earnings of $0.9 million.

•                  Corporate and Other segment’s $34.6 million operating loss was primarily due to $48.2 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $14.0 million of investment income which represents income on assets supporting our equity capital.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Net income was $104.4 million and operating income was $226.9 million for the period of February 1, 2015 to September 30, 2015.

We experienced net realized losses of $100.4 million for the period of February 1, 2015 to September 30, 2015. The losses realized were primarily related to net losses of $73.6 million of derivatives related to variable annuity contracts, $15.8 million of other-than-temporary impairment credit-related losses, $16.1 million of losses related to derivatives with PLC, $2.0 million of losses related to the net activity of the modified coinsurance portfolio, and net losses of $1.0 million related to other investment and derivative activity. The impact of derivatives related to VA contracts in addition to capital market impacts were affected by the lowering of assumed lapses used to value the GMWB embedded derivatives. Partially offsetting these losses were net gains of $3.6 million of derivatives related to FIA contracts, net gains of $2.1 million related to IUL contracts, and $2.4 million of gains related to investment securities sale activity.

•                  Life Marketing segment operating income was $28.7 million which consisted of universal life operating income of $23.4 million, traditional life operating income of $8.8 million, and an operating loss of $3.5 million in other lines.

•                  Acquisitions segment operating income was $133.0 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $109.0 million which included $63.9 million of fixed annuity operating earnings, $56.1 million of variable annuity operating earnings, and a $11.0 million loss in other annuity earnings. The fixed annuity results were positively impacted by $1.8 million of favorable SPIA mortality. The segment recorded $1.3 million of favorable unlocking.

•                  Stable Value Products segment operating income of $28.2 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.5 million and the adjusted operating spread, which excludes participating income, was 190 basis points.

•                  Asset Protection segment operating income was $12.9 million which consisted of service contract earnings of $6.1 million, GAP product earnings of $4.8 million, and credit insurance earnings of $2.0 million.

•                  The Corporate and Other segment’s $84.9 million operating loss was primarily due to $126.0 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $40.8 million of investment income which represents income on assets supporting our equity capital.

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

•                  Life Marketing segment operating loss was $2.3 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life operating income of $1.2 million, and operating loss of $0.1 million in other lines.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Net income was $121.8 million and operating income was $147.6 million for the three months ended September 30, 2014.

We experienced net realized gains of $39.3 million for three months ended September 30, 2014. The gains realized were primarily related to $22.2 million of gains related to investment securities sale activity, net gains of $22.0 million of derivatives related to variable annuity contracts, $3.2 million of gains related to the net activity of the modified coinsurance portfolio, $0.4 million of gains related to derivatives with PLC, and net gains of $0.3 million related to IUL contracts. Partially offsetting these gains were net losses of $5.3 million related to other investment and derivative activity, $2.4 million of other-than-temporary impairment credit-related losses, and $1.3 million of derivatives related to FIA contracts.

•                  Life Marketing segment operating income was $31.6 million which consisted of a universal life operating loss of $5.7 million, traditional life operating income of $30.2 million, and operating income of $7.1 million in other lines.

•                  Acquisitions segment operating income was $72.9 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $42.7 million. Included in that amount were $6.7 million of unfavorable SPIA mortality results and $3.6 million of unfavorable DAC unlocking.

•                  Stable Value Products segment operating income of $19.5 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.9 million and the adjusted operating spread, which excludes participating income, was 264 basis points.

•                  Asset Protection segment operating income was $7.0 million which consisted of service contract earnings of $3.4 million, GAP product earnings of $3.0 million, and credit insurance earnings of $0.6 million.

•                  The Corporate and Other segment’s $26.0 million operating loss was primarily due to $48.4 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $22.7 million of investment income which represents income on assets supporting our equity capital.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Net income was $340.4 million and operating income was $411.2 million for the nine months ended September 30, 2014.

We experienced net realized gains of $112.7 million for nine months ended September 30, 2014. The gains realized were primarily related to net gains of $60.2 million of derivatives related to variable annuity contracts, $49.8 million of gains related to investment securities sale activity, and $18.1 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were net losses of $7.7 million related to other investment and derivative activity, $5.4 million of other-than-temporary impairment credit-related losses, and net losses of $2.9 million of derivatives related to FIA contracts.

•                  Life Marketing segment operating income was $79.5 million which consisted of a universal life operating loss of $12.9 million, traditional life operating income of $63.4 million, and operating income of $29.0 million in other lines.

•                  Acquisitions segment operating income was $198.8 million. This included expected runoff of the in force blocks of business.

•                  Annuities segment operating income was $136.6 million. Included in that amount was $21.7 million of unfavorable SPIA mortality results and $1.0 million of unfavorable DAC unlocking.

•                  Stable Value Products segment operating income of $54.2 million was primarily due activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $4.9 million and the adjusted operating spread, which excludes participating income, was 265 basis points.

•                  Asset Protection segment operating income was $18.5 million which consisted of service contract earnings of $8.9 million, GAP product earnings of $8.2 million, and credit insurance earnings of $1.4 million.

•                  The Corporate and Other segment’s $76.4 million operating loss was primarily due to $132.4 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $56.3 million of investment income which represents income on assets supporting our equity capital.

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$415,673	$1,099,068	$136,068	$377,014	$1,226,218
Reinsurance ceded	(175,652)	(455,331)	(51,142)	(150,586)	(550,661)
Net premiums and policy fees	240,021	643,737	84,926	226,428	675,557
Net investment income	122,344	320,603	47,622	139,710	410,233
Other income	397	1,337	414	614	1,663
Total operating revenues	362,762	965,677	132,962	366,752	1,087,453
Realized gains (losses) - investments	(4,762)	(6,944)	997	1,388	10,508
Realized gains (losses) - derivatives	194	2,074	(598)	339	54
Total revenues	358,194	960,807	133,361	368,479	1,098,015
BENEFITS AND EXPENSES
Benefits and settlement expenses	298,981	813,330	123,525	215,949	819,615
Amortization of deferred policy acquisition costs and value of business acquired	27,060	80,635	4,584	106,737	148,179
Other operating expenses	17,963	43,001	7,124	12,495	40,188
Operating benefits and settlement expenses	344,004	936,966	135,233	335,181	1,007,982
Amortization related to benefits and settlement expenses	120	1,639	(346)	29	1,740
Amortization of DAC/VOBA related to realized gains (losses)- investments	(264)	(223)	229	200	3,555
Total benefits and expenses	343,860	938,382	135,116	335,410	1,013,277
INCOME (LOSS) BEFORE INCOME TAX	14,334	22,425	(1,755)	33,069	84,738
Less: realized gains (losses)	(4,568)	(4,870)	399	1,727	10,562
Less: amortization related to benefits and settlement expenses	(120)	(1,639)	346	(29)	(1,740)
Less: related amortization of DAC/VOBA	264	223	(229)	(200)	(3,555)
OPERATING INCOME (LOSS)	$18,758	$28,711	$(2,271)	$31,571	$79,471

The following table summarizes key data for the Life Marketing segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales By Product
Traditional life	$226	$437	$42	$183	$433
Universal life	40,272	103,618	11,473	33,058	93,942
BOLI	—	15	—	—	22
	$40,498	$104,070	$11,515	$33,241	$94,397
Sales By Distribution Channel
Independent agents	$30,758	$78,358	$9,027	$24,587	$70,945
Stockbrokers / banks	8,203	21,647	2,169	7,923	21,409
Other	1,537	4,065	319	731	2,043
	$40,498	$104,070	$11,515	$33,241	$94,397
Average Life Insurance In-force(1)
Traditional	$380,319,124	$384,496,436	$391,411,413	$399,961,084	$405,583,949
Universal life	176,507,856	167,136,110	153,317,720	139,804,885	132,052,762
	$556,826,980	$551,632,546	$544,729,133	$539,765,969	$537,636,711
Average Account Values
Universal life	$7,317,345	$7,290,874	$7,250,973	$7,175,792	$7,142,767
Variable universal life	581,420	582,183	574,257	561,709	545,762
	$7,898,765	$7,873,057	$7,825,230	$7,737,501	$7,688,529

(1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Insurance companies
First year commissions	$45,672	$117,093	$14,108	$38,875	$111,908
Renewal commissions	8,335	21,732	2,513	7,653	22,319
First year ceding allowances	(831)	(2,267)	(49)	(663)	(1,556)
Renewal ceding allowances	(39,316)	(107,457)	(12,364)	(37,755)	(100,571)
General & administrative	52,506	137,268	17,466	44,850	132,415
Taxes, licenses, and fees	7,675	20,585	2,509	7,236	20,401
Other operating expenses incurred	74,041	186,954	24,183	60,196	184,916
Less: commissions, allowances & expenses capitalized	(56,078)	(143,953)	(17,059)	(47,701)	(144,728)
Other operating expenses	$17,963	$43,001	$7,124	$12,495	$40,188

For The Three Months Ended September 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $240.0 million for the three months ended September 30, 2015.  Included in this amount are traditional life net premiums of $115.2 million and universal life policy fees of $124.6 million.

Net investment income

Net investment income was $122.3 million for the three months ended September 30, 2015. Included in this amount is traditional life net investment income of $16.6 million and universal life investment income of $102.7 million.

Other income

Other income was $0.4 million for the three months ended September 30, 2015, was primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefit and settlement expenses were $299.0 million for the three months ended September 30, 2015. This amount includes traditional life benefit and settlement expenses of $85.7 million and universal life benefit and settlement expenses of $212.7 million, including $81.0 million of interest on funds for universal life policies. For the three months ended September 30, 2015, universal life and BOLI unlocking increased policy benefits and settlement expenses $1.2 million and was largely driven by assumption changes to lapses and yields.

Amortization of DAC and VOBA

DAC and VOBA amortization was $27.1 million for the three months ended September 30, 2015. For the three months ended September 30, 2015, universal life and BOLI unlocking decreased amortization $1.5 million.

Other operating expenses

Other operating expenses were $18.0 million for the three months ended September 30, 2015. Other operating expenses for the insurance companies reflect commissions of $54.0 million, general and administrative expenses of $52.5 million, and taxes, licenses, and fees of $7.7 million, partly offset by ceding allowances of $40.1 million and capitalization of $56.1 million.

Sales

Sales for the segment were $40.5 million for the three months ended September 30, 2015, comprised primarily of universal life sales.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $643.7 million for the period of February 1, 2015 to September 30, 2015.  Included in this amount are traditional life net premiums of $328.1 million and universal life policy fees of $315.2 million.

Net investment income

Net investment income was $320.6 million for the period of February 1, 2015 to September 30, 2015. Included in this amount is traditional life net investment income of $42.6 million and universal life investment income of $270.1 million.

Other income

Other income was $1.3 million for the period of February 1, 2015 to September 30, 2015, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefit and settlement expenses were $813.3 million for the period of February 1, 2015 to September 30, 2015. This amount includes traditional life benefit and settlement expenses of $268.3 million and universal life benefit and settlement expenses of $544.1 million, including $212.7 million of interest on funds for universal life policies. For the period of February 1, 2015 to September 30, 2015, universal life and BOLI unlocking increased policy benefits and settlement expenses $1.3 million and was largely driven by assumption changes to lapses and yields.

Amortization of DAC and VOBA

DAC and VOBA amortization was $80.6 million for the period of February 1, 2015 to September 30, 2015. For the period of February 1, 2015 to September 30, 2015, universal life and BOLI unlocking decreased amortization $1.6 million.

Other operating expenses

Other operating expenses were $43.0 million for the period of February 1, 2015 to September 30, 2015. Other operating expenses for the insurance companies reflect commissions of $138.8 million, general and administrative expenses of $137.3 million, and taxes, licenses, and fees of $20.6 million, partly offset by ceding allowances of $109.7 million and capitalization of $144.0 million.

Sales

Sales for the segment were $104.1 million for the period of February 1, 2015 to September 30, 2015, comprised primarily of universal life sales.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $226.4 million for the three months ended September 30, 2014. This amount is comprised of traditional net premiums of $125.7 million and universal life policy fees of $99.4 million.

Net investment income

Net investment income in the segment was $139.7 million for the three months ended September 30, 2014. Included in this amount is traditional net investment income of $19.3 million and universal life investment income of $116.6 million.

Other income

Other income was $0.6 million for the three months ended September 30, 2014, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses were $215.9 million for the three months ended September 30, 2014. This amount includes traditional benefit and settlement expenses of $95.0 million and universal life benefit and settlement expenses of $119.2 million, partly comprised of $77.6 million of interest on funds for universal life policies. For the three months ended September 30, 2014, universal life and BOLI unlocking decreased policy benefits and settlement expenses $78.7 million and was largely driven by assumption changes to mortality, reinsurance, and yields.

Amortization of DAC

DAC amortization was $106.7 million for the three months ended September 30, 2014. For the three months ended September 30, 2014, universal life and BOLI unlocking increased amortization $90.6 million.

Other operating expenses

Other operating expenses were $12.5 million for the three months ended September 30, 2014. Other operating expenses for the insurance companies reflect commissions of $46.5 million, general and administrative expenses of $44.8 million and taxes, licenses, and fees of $7.2 million, partly offset by ceding allowances of $38.4 million and capitalization of $47.7 million.

Sales

Sales for the segment were $33.2 million for the three months ended September 30, 2014, almost entirely comprised of universal life sales.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $675.6 million for the nine months ended September 30, 2014. This amount is comprised of traditional net premiums of $353.9 million and universal life policy fees of $320.0 million.

Net investment income

Net investment income in the segment was $410.2 million for the nine months ended September 30, 2014. Included in this amount is traditional net investment income of $51.8 million and universal life investment income of $347.7 million.

Other income

Other income was $1.7 million for the nine months ended September 30, 2014, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses were $819.6 million for the nine months ended September 30, 2014. This amount includes traditional benefit and settlement expenses of $278.8 million and universal life benefit and settlement expenses of $539.9 million, partly comprised of $229.7 million of interest on funds for universal life policies. For the nine months ended September 30, 2014, universal life and BOLI unlocking decreased policy benefits and settlement expenses $57.5 million and was largely driven by assumption changes to mortality, reinsurance, and yields. Included in the impact due to unlocking is an increase of $23.5 million in policy benefits, which is offset within the decline in ceded premiums in the second quarter of 2014.

Amortization of DAC

DAC amortization was $148.2 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2014, universal life and BOLI unlocking increased amortization $95.8 million.

Other operating expenses

Other operating expenses were $40.2 million for the nine months ended September 30, 2014. Other operating expenses for the insurance companies reflect commissions of $134.2 million, general and administrative expenses of $132.4 million and taxes, licenses, and fees of $20.4 million, partly offset by ceding allowances of $102.1 million and capitalization of $144.7 million.

Sales

Sales for the segment were $94.4 million for the nine months ended September 30, 2014, almost entirely comprised of universal life sales.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(175,652)	$(455,331)	$(51,142)	$(150,586)	$(550,661)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(152,744)	(403,470)	(58,501)	(131,579)	(558,976)
Amortization of DAC/VOBA	(1,662)	(3,845)	(3,766)	(26,144)	(45,333)
Other operating expenses (1)	(37,953)	(104,057)	(11,728)	(36,119)	(101,763)
Total benefits and expenses	(192,359)	(511,372)	(73,995)	(193,842)	(706,072)

NET IMPACT OF REINSURANCE (2)	$16,707	$56,041	$22,853	$43,256	$155,411

Allowances received	$(40,148)	$(109,724)	$(12,413)	$(38,418)	$(102,127)
Less: Amount deferred	2,195	5,667	685	2,299	364
Allowances recognized (ceded other operating expenses) (1)	$(37,953)	$(104,057)	$(11,728)	$(36,119)	$(101,763)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 315%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Three Months Ended September 30, 2015 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $74.3 million and universal life premiums of $100.5 million.

Ceded benefits and settlement expenses were $152.7 million for the three months ended September 30, 2015. This amount is driven by ceded claims. Traditional life ceded benefits activity of $98.0 million was due to ceded death benefits, slightly offset by ceded reserves. Universal life ceded benefits of $54.9 million were largely comprised of $57.9 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $1.7 million for the three months ended September 30, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $188.0 million and universal life premiums of $266.0 million.

Ceded benefits and settlement expenses were $403.5 million for the period of February 1, 2015 to September 30, 2015. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $203.4 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $200.5 million were largely comprised of $181.9 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $3.8 million for the period of February 1, 2015 to September 30, 2015.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

The ceded premiums for the three months ended September 30, 2014 were primarily comprised of ceded traditional life premiums of $54.1 million and universal life premiums of $96.1 million.

Ceded benefits and settlement expenses were $131.6 million for the three months ended September 30, 2014.  This amount was primarily driven by the impact of ceded claims, with traditional ceded death benefits of $126.9 million and universal life ceded death benefits of $75.3 million, partly offset by ceded reserves.

Ceded amortization of deferred policy acquisitions costs was $26.1 million for the three months ended September 30, 2014.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

The ceded premiums for the nine months ended September 30, 2014 were primarily comprised of ceded traditional life premiums of $292.0 million and universal life premiums of $257.3 million. Traditional ceded premiums for the nine months ended September 30, 2014 were impacted by runoff and a number of policies with post level activity. Universal life ceded premiums were reduced by $23.5 million due to a reinsurance settlement in the second quarter of 2014.

Ceded benefits and settlement expenses were $559.0 million for the nine months ended September 30, 2014. This amount was primarily driven by the impact of ceded claims, with traditional ceded death benefits of $396.3 million and universal life ceded death benefits of $241.2 million, partly offset by ceded reserves.

Ceded amortization of deferred policy acquisitions costs was $45.3 million for the nine months ended September 30, 2014.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$269,715	$742,187	$88,855	$270,959	$872,356
Reinsurance ceded	(91,358)	(236,076)	(26,512)	(90,744)	(293,459)
Net premiums and policy fees	178,357	506,111	62,343	180,215	578,897
Net investment income	175,928	465,435	71,088	219,453	656,113
Other income	2,218	7,582	1,240	3,036	10,386
Total operating revenues	356,503	979,128	134,671	402,704	1,245,396
Realized gains (losses) - investments	4,575	(136,049)	73,601	(14,718)	119,927
Realized gains (losses) - derivatives	(8,937)	131,836	(68,511)	20,536	(91,609)
Total revenues	352,141	974,915	139,761	408,522	1,273,714
BENEFITS AND EXPENSES
Benefits and settlement expenses	274,470	780,653	100,693	295,252	919,849
Amortization of value of business acquired	(967)	(129)	4,803	2,703	37,106
Other operating expenses	23,984	65,642	9,041	31,820	89,634
Operating benefits and expenses	297,487	846,166	114,537	329,775	1,046,589
Amortization related to benefits and settlement expenses	2,752	10,020	1,233	2,564	13,595
Amortization of VOBA related to realized gains (losses) - investments	(2)	(30)	230	612	1,393
Total benefits and expenses	300,237	856,156	116,000	332,951	1,061,577
INCOME BEFORE INCOME TAX	51,904	118,759	23,761	75,571	212,137
Less: realized gains (losses)	(4,362)	(4,213)	5,090	5,818	28,318
Less: amortization related to benefits and settlement expenses	(2,752)	(10,020)	(1,233)	(2,564)	(13,595)
Less: related amortization of VOBA	2	30	(230)	(612)	(1,393)
OPERATING INCOME	$59,016	$132,962	$20,134	$72,929	$198,807

The following table summarizes key data for the Acquisitions segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$173,787,595	$176,933,932	$182,177,575	$186,577,010	$190,139,888
Universal life	31,683,397	32,356,826	33,413,557	34,619,902	35,366,654
	$205,470,992	$209,290,758	$215,591,132	$221,196,912	$225,506,542
Average Account Values
Universal life	$4,392,446	$4,446,460	$4,486,843	$4,540,271	$4,573,397
Fixed annuity(2)	3,624,609	3,657,960	3,712,578	3,765,858	3,795,553
Variable annuity	1,289,074	1,360,950	1,396,587	1,462,919	1,492,537
	$9,306,129	$9,465,370	$9,596,008	$9,769,048	$9,861,487
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	4.37%	4.34%	5.73%	5.66%	5.67%
Interest credited to policyholders	4.06	4.05	4.05	3.97	3.98
Interest spread	0.31%	0.29%	1.68%	1.69%	1.69%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended September 30, 2015 (Successor Company)

Operating revenues

Operating revenues for the segment were $356.5 million and included net premiums and policy fees of $178.4 million, net investment income of $175.9 million, and other income of $2.2 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $300.2 million, primarily due to operating benefits and expenses of $297.5 million. Operating benefits and expenses included benefits and settlement expenses of $274.5 million, amortization of VOBA of $(1.0) million, and other operating expenses of $24.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $2.8 million to total benefits and expenses.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Operating revenues

Operating revenues for the segment were $979.1 million and included net premiums and policy fees of $506.1 million, net investment income of $465.4 million, and other income of $7.6 million. The segment experienced expected runoff in the current period.

Total benefits and expenses

Total benefits and expenses were $856.2 million, primarily due to operating benefits and expenses of $846.2 million. Operating benefits and expenses included benefits and settlement expenses of $780.7 million, amortization of VOBA of $(0.1) million, and other operating expenses of $65.6 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $10.0 million to total benefits and expenses.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Net premiums and policy fees were $180.2 million for the three months ended September 30, 2014. Net investment income was $219.5 million for the three months ended September 30, 2014. The segment experienced expected runoff.

Total benefits and expenses

Total benefits and expenses were $333.0 million for the three months ended September 30, 2014. The segment experienced expected runoff and favorable unlocking of $9.7 million for the three months ended September 30, 2014.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Net premiums and policy fees were $578.9 million for the nine months ended September 30, 2014. Net investment income was $656.1 million for the nine months ended September 30, 2014. The segment experienced expected runoff.

Total benefits and expenses

Total benefits and expenses were $1.1 billion for the nine months ended September 30, 2014. The segment experienced expected runoff and favorable unlocking of $6.3 million for the nine months ended September 30, 2014.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(91,358)	$(236,076)	$(26,512)	$(90,744)	$(293,459)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(82,259)	(204,324)	(25,832)	(69,300)	(240,838)
Amortization of value of business acquired	(84)	(168)	(233)	(3,544)	(9,703)
Other operating expenses	(11,491)	(31,088)	(3,647)	(12,027)	(34,972)
Total benefits and expenses	(93,834)	(235,580)	(29,712)	(84,871)	(285,513)

NET IMPACT OF REINSURANCE (1)	$2,476	$(496)	$3,200	$(5,873)	$(7,946)

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

The net impact of reinsurance activity for the three months ended September 30, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the period of February 1, 2015 to September 30, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

The net impact of reinsurance activity for the three and nine months ended September 30, 2014 (Predecessor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$37,836	$101,055	$12,473	$38,614	$112,445
Reinsurance ceded	(20,507)	(55,091)	(6,118)	(18,640)	(53,832)
Net premiums and policy fees	17,329	45,964	6,355	19,974	58,613
Net investment income	80,395	214,180	37,189	117,646	351,946
Realized gains (losses) - derivatives	(8,133)	(20,692)	(2,402)	(6,613)	(18,772)
Other income	40,222	107,194	12,690	37,204	107,071
Total operating revenues	129,813	346,646	53,832	168,211	498,858
Realized gains (losses) - investments	(1,694)	(3,726)	(145)	4,787	7,734
Realized gains (losses) - derivatives, net of economic cost	72,679	(49,310)	77,231	27,368	76,053
Total revenues	200,798	293,610	130,918	200,366	582,645
BENEFITS AND EXPENSES
Benefits and settlement expenses	66,459	161,838	26,919	77,165	231,239
Amortization of deferred policy acquisition costs and value of business acquired	(7,472)	(13,196)	6,217	18,428	45,417
Other operating expenses	33,736	89,028	9,333	29,959	85,612
Operating benefits and expenses	92,723	237,670	42,469	125,552	362,268
Amortization related to benefits and settlement expenses	(22)	(1,371)	3,128	290	2,297
Amortization of DAC/VOBA related to realized gains (losses) - investments	(15,925)	(7,864)	(13,216)	5,738	11,742
Total benefits and expenses	76,776	228,435	32,381	131,580	376,307
INCOME BEFORE INCOME TAX	124,022	65,175	98,537	68,786	206,338
Less: realized gains (losses) - investments	(1,694)	(3,726)	(145)	4,787	7,734
Less: realized gains (losses) - derivatives, net of economic cost	72,679	(49,310)	77,231	27,368	76,053
Less: amortization related to benefits and settlement expenses	22	1,371	(3,128)	(290)	(2,297)
Less: related amortization of DAC/VOBA	15,925	7,864	13,216	(5,738)	(11,742)
OPERATING INCOME	$37,090	$108,976	$11,363	$42,659	$136,590

The following tables summarize key data for the Annuities segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Fixed annuity	$174,864	$328,470	$28,335	$267,604	$717,359
Variable annuity	311,336	857,042	59,115	279,458	686,966
	$486,200	$1,185,512	$87,450	$547,062	$1,404,325
Average Account Values
Fixed annuity(1)	$8,263,278	$8,239,829	$8,171,438	$8,243,541	$8,212,895
Variable annuity	12,450,917	12,556,869	12,365,217	12,456,974	12,268,923
	$20,714,195	$20,796,698	$20,536,655	$20,700,515	$20,481,818
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.68%	3.68%	5.22%	5.47%	5.48%
Interest credited to policyholders	2.88	2.89	3.17	3.33	3.34
Interest spread	0.80%	0.79%	2.05%	2.14%	2.14%

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$12,140	$(2,091)	$1,413	$1,979	$12,777
Equity futures - VA	40,951	3,215	9,221	861	(9,049)
Currency futures - VA	4,000	1,428	7,778	10,185	6,020
Variance swaps - VA	—	—	—	1,570	(1,103)
Equity options - VA	33,519	8,195	3,047	2,050	(31,240)
Interest rate swaptions - VA	(3,618)	(12,399)	9,268	(2,812)	(17,213)
Interest rate swaps - VA	101,808	(74,150)	122,710	22,011	124,548
Embedded derivative - GMWB(1)	(71,296)	10,543	(68,503)	(11,407)	(51,869)
Funds withheld derivative	(52,872)	(8,301)	(9,073)	(2,432)	27,298
Total derivatives related to VA contracts	64,632	(73,560)	75,861	22,005	60,169
Derivatives related to FIA contracts:
Embedded derivative- FIA	11,328	9,035	1,769	(2,462)	(9,036)
Equity futures- FIA	709	1,016	(184)	117	1,067
Volatility futures - FIA	(24)	6	—	(4)	4
Equity options- FIA	(12,099)	(6,499)	(2,617)	1,099	5,077
Total derivatives related to FIA contracts	(86)	3,558	(1,032)	(1,250)	(2,888)
VA GMWB economic cost(2)	8,133	20,692	2,402	6,613	18,772
Realized gains (losses) - derivatives, net of economic cost	$72,679	$(49,310)	$77,231	$27,368	$76,053

(1) Includes impact of nonperformance risk of $11.5 million and $10.1 million for the three months ended September 30, 2015 (Successor Company) and the period of February 1, 2015 to September 30, 2015 (Successor Company), $3.1 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and $2.6 million and a net zero impact million for the three and nine months ended September 30, 2014 (Predecessor Company), respectively.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$185,218	$82,346
GMDB Reserves	26,318	21,403
GMWB and GMAB Reserves	14,492	25,964
Account value subject to GMWB rider(2)	9,248,699	9,738,496
GMWB Benefit Base(2)	10,187,634	9,837,891
GMAB Benefit Base(2)	4,522	4,967
S&P 500® Index	1,920	2,059

(1) Guaranteed benefits in excess of contract holder account balance.

(2) These account balances are not impacted by the effect of reinsurance

For The Three Months Ended September 30, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $129.8 million for the three months ended September 30, 2015. Operating revenue consisted of $80.4 million of net investment income, $37.8 million of policy fees, $20.5 million of ceded premiums, $40.2 million in other income, and $8.1 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $66.5 million for the three months ended September 30, 2015. Included in that amount was $3.0 million in unfavorable SPIA mortality results along with an increase of $1.8 million in guaranteed benefit reserves from the VA line of business, and $1.9 million of unfavorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $7.5 million favorable for the three months ended September 30, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $2.9 million of favorable unlocking recorded by the segment during the three months ended September 30, 2015.

Other operating expenses

Other operating expenses were $33.7 million for three months ended September 30, 2015. Operating expenses consisted of $8.7 million in acquisition expenses, $12.8 million in maintenance and overhead expenses, and $12.2 million in commission expenses.

Sales

Total sales were $486.2 million for the three months ended September 30, 2015. Fixed annuity sales were $174.9 million and variable annuity sales were $311.3 million.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $346.6 million for the period of February 1, 2015 to September 30, 2015. Operating revenue consisted of $214.2 million of net investment income, $101.1 million of policy fees, $55.1 million of ceded premiums, $107.2 million in other income, and $20.7 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $161.8 million for the period of February 1, 2015 to September 30, 2015. Included in that amount was $1.8 million in favorable SPIA mortality results, an increase in guaranteed benefit reserves of $3.4 million from the VA line of business, and $1.9 million of unfavorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $13.2 million favorable for the period of February 1, 2015 to September 30, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $3.2 million of favorable unlocking recorded by the segment during the period of February 1, 2015 to September 30, 2015.

Other operating expenses

Other operating expenses were $89.0 million for the period of February 1, 2015 to September 30, 2015. Operating expenses consisted of $22.8 million in acquisition expenses, $32.6 million in maintenance and overhead expenses, and $33.6 million in commission expenses.

Sales

Total sales were $1.2 billion for the period of February 1, 2015 to September 30, 2015. Fixed annuity sales were $328.5 million and variable annuity sales were $857.0 million.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Segment operating revenues were $168.2 million for the three months ended September 30, 2014. Operating revenue consisted of $117.6 million of investment income, $38.6 million of policy fees, $37.2 million in other income, $18.6 million in ceded premiums, and $6.6 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $77.2 million for the three months ended September 30, 2014. Included in that amount is $6.7 million of unfavorable SPIA mortality results.

Amortization of DAC and VOBA

DAC and VOBA amortization was $18.4 million for the three months ended September 30, 2014. The segment recorded unfavorable unlocking of $3.6 million.

Other operating expenses

Other operating expenses were $30.0 million for the three months ended September 30, 2014. Operating expenses consisted of $9.0 million in acquisition expense, $8.1 million in maintenance and overhead expenses, and $12.8 million in commission expenses.

Sales

Total sales were $547.1 million for the three months ended September 30, 2014. Fixed annuity sales were $267.6 million and variable annuity sales were $279.5 million.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Segment operating revenues were $498.9 million for the nine months ended September 30, 2014. Operating revenue consisted of $351.9 million of investment income, $112.4 million of policy fees, $107.1 million in other income, $53.8 million in ceded premiums, and $18.8 million related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $231.2 million for the nine months ended September 30, 2014. Included in that amount is $21.7 million of unfavorable SPIA mortality results.

Amortization of DAC and VOBA

DAC and VOBA amortization was $45.4 million for the nine months ended September 30, 2014.  The segment recorded unfavorable unlocking of $1.0 million.

Other operating expenses

Other operating expenses were $85.6 million for the nine months ended September 30, 2014. Operating expenses consisted of $24.9 million in acquisition expense, $24.4 million in maintenance and overhead expenses, and $36.3 million in commission expenses.

Sales

Total sales were $1.4 billion for the nine months ended September 30, 2014. Fixed annuity sales were $717.4 million and variable annuity sales were $687.0 million.

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

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(20,507)	$(55,091)	$(6,118)	$(18,640)	$(53,832)
Realized gains (losses) - derivatives	11,285	30,050	3,754	11,315	33,605
Total operating revenues	(9,222)	(25,041)	(2,364)	(7,325)	(20,227)
Realized gains (losses) - derivatives, net of economic costs	118,177	(20,095)	125,688	26,276	122,930
Total revenues	108,955	(45,136)	123,324	18,951	102,703
BENEFITS AND EXPENSES
Benefits and settlement expenses	(574)	(1,549)	(567)	(866)	(1,626)
Amortization of deferred policy acquisition	—	—
costs and value of business acquired	—	—	304	92	912
Other operating expenses	(505)	(1,011)	(523)	(532)	(1,623)
Operating benefits and expenses	(1,079)	(2,560)	(786)	(1,306)	(2,337)
Amortization of deferred policy acquisition acquisition costs related to realized gain (loss) investments	—	—	402	5,757	24,888
Total benefit and expenses	(1,079)	(2,560)	(384)	4,451	22,551

NET IMPACT OF REINSURANCE (1)	$110,034	$(42,576)	$123,708	$14,500	$80,152

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), was favorable by $110.0 million and unfavorable by $42.6 million, respectively, primarily due to realized gains and losses on derivatives that were ceded. For the period of January 1, 2015 to January 31, 2015 (Successor Company) the net impact of reinsurance was favorable by $123.7 million. For the three and nine months ended September 30, 2014 (Predecessor Company), the net impact of reinsurance was favorable $14.5 million and $80.2 million, respectively, primarily due to realized losses on derivatives that were ceded.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Net investment income	$17,080	$42,824	$6,888	$28,781	$83,737
Other income	—	133	—	—	1
Total operating revenues	17,080	42,957	6,888	28,781	83,738
Realized gains (losses)	(15)	1,106	1,293	9,938	9,958
Total revenues	17,065	44,063	8,181	38,719	93,696
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,188	12,794	2,255	8,793	28,126
Amortization of deferred policy acquisition costs and value of business acquired	—	—	25	96	295
Other operating expenses	1,107	1,914	79	386	1,127
Total benefits and expenses	4,295	14,708	2,359	9,275	29,548
INCOME BEFORE INCOME TAX	12,770	29,355	5,822	29,444	64,148
Less: realized gains (losses)	(15)	1,106	1,293	9,938	9,958
OPERATING INCOME	$12,785	$28,249	$4,529	$19,506	$54,190

The following table summarizes key data for the Stable Value Products segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
GIC	$6,800	$112,700	$—	$15,000	$40,850
GFA - Direct Institutional	150,000	300,000	—	—	50,000
	$156,800	$412,700	$—	$15,000	$90,850

Average Account Values	$1,952,113	$1,921,035	$1,932,722	$2,358,842	$2,478,224
Ending Account Values	$1,914,093	$1,914,093	$1,911,751	$2,261,546	$2,261,546

Operating Spread
Net investment income yield	3.53%	3.38%	4.28%	4.88%	4.51%
Other income yield	—	0.01	—	—	—
Interest credited	0.66	1.04	1.40	1.49	1.51
Operating expenses	0.23	0.15	0.07	0.08	0.08
Operating spread	2.64%	2.20%	2.81%	3.31%	2.92%

Adjusted operating spread(1)	2.27%	1.90%	2.76%	2.64%	2.65%

(1) Excludes participating mortgage loan income and other income.

For The Three Months Ended September 30, 2015 (Successor Company)

Segment operating income

Operating income of $12.8 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $1.8 million and the adjusted operating spread, which excludes participating income, was 227 basis points.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Segment operating income

Operating income of $28.2 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.5 million and the adjusted operating spread, which excludes participating income, was 190 basis points.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income

Operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

For The Three Months Ended September 30, 2014 (Predecessor Company)

Segment operating income

Operating income of $19.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $3.9 million and the adjusted operating spread, which excludes participating income, was 264 basis points.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Segment operating income

Operating income of $54.2 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $4.9 million and the adjusted operating spread, which excludes participating income, was 265 basis points.

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$66,593	$175,517	$21,843	$64,602	$192,122
Reinsurance ceded	(24,619)	(63,630)	(7,860)	(23,132)	(66,905)
Net premiums and policy fees	41,974	111,887	13,983	41,470	125,217
Net investment income	3,847	10,033	1,540	4,615	14,151
Other income	31,655	82,477	9,043	31,192	87,876
Total operating revenues	77,476	204,397	24,566	77,277	227,244
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,785	64,381	7,447	23,853	71,414
Amortization of deferred policy acquisition costs and value of business acquired	6,549	18,144	1,858	5,883	18,522
Other operating expenses	41,727	108,934	13,354	40,579	118,773
Total benefits and expenses	73,061	191,459	22,659	70,315	208,709
INCOME BEFORE INCOME TAX	4,415	12,938	1,907	6,962	18,535
OPERATING INCOME	$4,415	$12,938	$1,907	$6,962	$18,535

The following table summarizes key data for the Asset Protection segment:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Credit insurance	$6,756	$17,965	$2,087	$7,754	$22,812
Service contracts	98,062	258,767	26,551	96,869	266,934
GAP	24,605	63,553	6,318	19,193	54,951
	$129,423	$340,285	$34,956	$123,816	$344,697
Loss Ratios(1)
Credit insurance	18.2%	28.6%	27.9%	30.5%	29.2%
Service contracts	56.6	54.6	54.4	60.3	58.9
GAP	85.6	82.6	61.5	59.6	64.0

(1) Incurred claims as a percentage of earned premiums.

For The Three Months Ended September 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $42.0 million which consisted of service contract premiums of $30.6 million, GAP premiums of $8.0 million, and credit insurance premiums of $3.4 million.

Other income

Other income activity consisted of $26.6 million from the service contract line and $5.1 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $17.3 million in service contract claims, $6.9 million in GAP claims and $0.6 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.6 million in the credit insurance line, $2.6 million in the GAP line, and $0.4 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $41.7 million including activity in all product lines.

Sales

Total segment sales consisted of $98.1 million in the service contract line, $24.6 million in the GAP product line, and credit insurance sales of $6.7 million.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $111.9 million which consisted of service contract premiums of $82.2 million, GAP premiums of $20.4 million, and credit insurance premiums of $9.3 million.

Other income

Other income activity consisted of $69.3 million from the service contract line and $13.2 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $44.9 million in service contract claims, $16.8 million in GAP claims and $2.7 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $9.7 million in the credit insurance line, $7.4 million in the GAP line, and $1.0 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $108.9 million including activity in all product lines.

Sales

Total segment sales consisted of $258.8 million in the service contract line, $63.5 million in the GAP product line, and credit insurance sales of $18.0 million.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $41.5 million which consisted of service contract premiums of $31.0 million, GAP premiums of $6.8 million, and credit insurance premiums of $3.7 million.

Other income

Other income activity consisted of $27.3 million from the service contract line and $3.9 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $18.7 million in service contract claims, $4.1 million in GAP claims and $1.1 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.2 million in the credit insurance line, $0.6 million in the GAP line, and $2.1 million in the service contract line primarily resulting from amortization of VOBA activity.  Other operating expenses were $40.6 million including activity in all product lines.

Sales

Total segment sales consisted of $96.9 million in the service contract line, $19.2  million in the GAP product line, and credit insurance sales of $7.7 million.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Net premiums and policy fees

Net premiums and policy fees were $125.2 million which consisted of service contract premiums of $93.6 million, GAP premiums of $20.2 million, and credit insurance premiums of $11.4 million.

Other income

Other income activity consisted of $76.3 million from the service contract line, $11.5 million from the GAP product line, and $0.1 million from the credit insurance line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $55.2 million in service contract claims, $12.9 million in GAP claims, and $3.3 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $10.1 million in the credit insurance line, $1.9 million in the GAP line, and $6.5 million in the service contract line primarily resulting from amortization of VOBA activity.  Other operating expenses were $118.8 million including activity in all product lines.

Sales

Total segment sales consisted of $266.9 million in the service contract line, $55.0 million in the GAP product line, and credit insurance sales of $22.8 million.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,619)	$(63,630)	$(7,860)	$(23,132)	$(66,905)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,646)	(41,598)	(4,249)	(14,134)	(42,719)
Amortization of deferred policy acquisition costs and value of business acquired	4	78	(481)	(1,843)	(5,888)
Other operating expenses	(2,077)	(5,517)	(653)	(1,942)	(5,806)
Total benefits and expenses	(18,719)	(47,037)	(5,383)	(17,919)	(54,413)

NET IMPACT OF REINSURANCE (1)	$(5,900)	$(16,593)	$(2,477)	$(5,213)	$(12,492)

(1)   Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2015 (Successor Company)

Reinsurance premiums ceded of $24.6 million consisted of ceded premiums in the service contract line of $15.4 million, ceded premiums in the GAP product line of $4.8 million, and ceded premiums in the credit insurance line of $4.4 million.

Benefits and settlement expenses consisted of $13.1 million in service contract ceded claims, $2.4 million in GAP ceded claims, and $1.1 million in credit insurance ceded claims.

Other operating expenses ceded of $2.1 million were mainly due to ceded activity in the credit insurance and GAP product lines.

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

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Reinsurance premiums ceded of $63.6 million consisted of ceded premiums in the service contract line of $39.3 million, ceded premiums in the GAP product line of $12.7 million, and ceded premiums in the credit insurance line of $11.6 million.

Benefits and settlement expenses consisted of $33.2 million in service contract ceded claims, $5.9 million in GAP ceded claims, and $2.5 million in credit insurance ceded claims.

Other operating expenses ceded of $5.5 million were mainly due to ceded activity in the credit insurance and GAP product lines.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Reinsurance premiums ceded of $23.1 million consisted of ceded premiums in the service contract line of $13.5 million, ceded premiums in the GAP product line of $5.0 million, and ceded premiums in the credit insurance line of $4.6 million.

Benefits and settlement expenses consisted of $11.9 million in service contract ceded claims, $1.4 million in GAP ceded claims, and $0.8 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded of $1.8 million was primarily the result of ceded activity of $0.9 million in the GAP line, $0.6 million in the credit insurance line, and $0.3 million in the service contract line. Other operating expenses ceded of $1.9 million were mainly due to ceded activity in the credit insurance and GAP product lines.

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

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Reinsurance premiums ceded of $66.9 million consisted of ceded premiums in the service contract line of $37.9 million, ceded premiums in the GAP product line of $14.9 million, and ceded premiums in the credit insurance line of $14.1 million.

Benefits and settlement expenses consisted of $35.7 million in service contract ceded claims, $4.5 million in GAP ceded claims, and $2.5 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded of $5.9 million was primarily the result of ceded activity of $3.2 million in the GAP line, $1.7 million in the credit insurance line, and $1.0 million in the service contract line. Other operating expenses ceded of $5.8 million were mainly due to ceded activity in the credit insurance and GAP product lines.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,755	$10,189	$1,343	$4,111	$12,665
Reinsurance ceded	(120)	(137)	—	(2)	(8)
Net premiums and policy fees	3,635	10,052	1,343	4,109	12,657
Net investment income	13,950	40,827	278	22,656	56,294
Other income	179	588	1	358	2,217
Total operating revenues	17,764	51,467	1,622	27,123	71,168
Realized gains (losses) - investments	(2,859)	(2,206)	4,919	(3,944)	(1,241)
Realized gains (losses) - derivatives	(13,908)	(16,468)	16,318	218	54
Total revenues	997	32,793	22,859	23,397	69,981
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,082	10,347	1,721	4,632	14,721
Amortization of deferred policy acquisition costs and value of business acquired	—	26	87	120	363
Other operating expenses	48,239	125,982	16,476	48,357	132,447
Total benefits and expenses	52,321	136,355	18,284	53,109	147,531
INCOME (LOSS) BEFORE INCOME TAX	(51,324)	(103,562)	4,575	(29,712)	(77,550)
Less: realized gains (losses) - investments	(2,859)	(2,206)	4,919	(3,944)	(1,241)
Less: realized gains (losses) - derivatives	(13,908)	(16,468)	16,318	218	54
OPERATING INCOME (LOSS)	$(34,557)	$(84,888)	$(16,662)	$(25,986)	$(76,363)

For The Three Months Ended September 30, 2015 (Successor Company)

Operating revenues

Operating revenues of $17.8 million were primarily due to $14.0 million of investment income, which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $52.3 million were primarily due to $48.2 million of other operating expenses which included corporate overhead expenses and $20.8 million of interest expense.

For The Period of February 1, 2015 to September 30, 2015 (Successor Company)

Operating revenues

Operating revenues of $51.5 million were primarily due to $40.8 million of investment income, which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $136.4 million were primarily due to $126.0 million of other operating expenses which included corporate overhead expenses and $54.8 million of interest expense.

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

For The Three Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Operating revenues of $27.1 million were primarily due to $22.7 million of investment income, which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $53.1 million were primarily due to $48.4 million of other operating expenses which included corporate overhead expenses and $22.3 million of interest expense.

For The Nine Months Ended September 30, 2014 (Predecessor Company)

Operating revenues

Operating revenues of $71.2 million were primarily due to $56.3 million of investment income, which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $147.5 million were primarily due to $132.4 million of other operating expenses which included corporate overhead expenses and $65.4 million of interest expense.

CONSOLIDATED INVESTMENTS

As of September 30, 2015, (Successor Company), our investment portfolio was approximately $45.2 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor		Predecessor
	Company		Company
	As of		As of
	September 30, 2015		December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2015 Successor - $29,573,439; 2014 Predecessor - $26,358,248)	$27,675,603	61.3%	$28,835,015	63.3%
Privately issued bonds (amortized cost: 2015 Successor - $8,747,737; 2014 Predecessor - $7,793,600)	8,436,532	18.7	8,356,225	18.3
Preferred stock (amortized cost: 2015 Successor - $71,288)	69,037	0.2	—	—
Fixed maturities	36,181,172	80.2	37,191,240	81.6
Equity securities (cost: 2015 Successor - $692,622; 2014 Predecessor - $735,297)	684,696	1.5	756,790	1.7
Mortgage loans	5,728,237	12.7	5,133,780	11.3
Investment real estate	7,515	—	5,918	—
Policy loans	1,706,402	3.8	1,758,237	3.9
Other long-term investments	619,743	1.4	491,282	1.1
Short-term investments	233,337	0.4	246,717	0.4
Total investments	$45,161,102	100.0%	$45,583,964	100.0%

Included in the preceding table are $2.7 billion and $2.8 billion of fixed maturities and $65.2 million and $95.1 million of short-term investments classified as trading securities as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The trading portfolio includes invested assets of $2.7 billion and $2.8 billion as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $579.3 million and $435.0 million of securities classified as held-to-maturity as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The preferred stock shown above as of September 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Fixed Maturity Investments

As of September 30, 2015 (Successor Company), our fixed maturity investment holdings were approximately $36.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	September 30, 2015	December 31, 2014
AAA	14.0%	12.3%
AA	7.7	7.4
A	31.8	33.1
BBB	39.8	40.9
Below investment grade	5.0	5.2
Not rated	1.7	1.1
	100.0%	100.0%

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

The distribution of our fixed maturity investments by type is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Type	September 30, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Corporate securities	$27,271.7	$28,837.8
Residential mortgage-backed securities	1,904.1	1,706.4
Commercial mortgage-backed securities	1,425.3	1,328.4
Other asset-backed securities	1,070.1	1,114.0
U.S. government-related securities	1,858.8	1,679.3
Other government-related securities	78.4	77.2
States, municipals, and political subdivisions	1,924.5	2,013.1
Preferred stock	69.0	—
Other	579.3	435.0
Total fixed income portfolio	$36,181.2	$37,191.2

The preferred stock shown above as of September 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”.  We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $32.9 billion, or 90.9%, of our fixed maturities as “available-for-sale” as of September 30, 2015 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $579.3 million, or 1.6%, of our fixed maturities as “held-to-maturity” as of September 30, 2015 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 7.5%, of our fixed maturities and $65.2 million of short-term investments as of September 30, 2015 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor	Predecessor
	Company	Company
	As of	As of
Rating	September 30, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$533,032	$478,632
AA	308,738	290,255
A	807,032	910,669
BBB	759,697	824,143
Below investment grade	302,142	312,594
Total Modco trading fixed maturities	$2,710,641	$2,816,293

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2015 (Successor Company), were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of September 30, 2015 (Successor Company), our RMBS portfolio was approximately $1.9 billion. As of December 31, 2014 (Predecessor Company), our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of September 30, 2015 (Successor Company).

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	36.8%
PAC	32.3
Pass Through	8.1
Other	22.8
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	74.2%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	25.3
100.0%

Alt-A Collateralized Holdings

As of September 30, 2015 (Successor Company), we held securities with a fair value of $318.3 million, or 0.7%, of invested assets, supported by collateral classified as Alt-A. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $351.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of September 30, 2015 (Successor Company), these securities had a fair value of $119.1 million and an unrealized gain of $0.1 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2015 (Successor Company):

Percentage of
Alt-A
Rating	Securities
A	—%
BBB	0.3
Below investment grade	99.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2015 (Successor Company):

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	1.0	—	—	—	—	1.0
Below investment grade	317.3	—	—	—	—	317.3
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$318.3	$—	$—	$—	$—	$318.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	—	—	—	—	—	—
Below investment grade	(2.5)	—	—	—	—	(2.5)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(2.5)	$—	$—	$—	$—	$(2.5)

Sub-prime Collateralized Holdings

As of September 30, 2015 (Successor Company), we held securities with a total fair value of $1.5 million that were supported by collateral classified as sub-prime. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of September 30, 2015 (Successor Company), we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.6 billion, or 3.5%, of total invested assets. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2015 (Successor Company):

Percentage of
Prime
Rating	Securities
AAA	89.2%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	10.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2015 (Successor Company):

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$762.1	$26.3	$159.9	$158.2	$307.0	$1,413.5
AA	—	—	—	1.6	—	1.6
A	3.7	—	—	—	—	3.7
BBB	3.0	—	—	—	—	3.0
Below investment grade	162.5	—	—	—	—	162.5
Total mortgage-backed securities collateralized by prime mortgage loans	$931.3	$26.3	$159.9	$159.8	$307.0	$1,584.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$7.0	$(0.7)	$(3.3)	$(1.7)	$(0.6)	$0.7
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	0.3	—	—	—	—	0.3
Total mortgage-backed securities collateralized by prime mortgage loans	$7.3	$(0.7)	$(3.3)	$(1.7)	$(0.6)	$1.0

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2015 (Successor Company), the CMBS holdings were approximately $1.4 billion. As of December 31, 2014 (Predecessor Company), the CMBS holdings were approximately $1.3 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2015 (Successor Company):

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	67.3%
AA	18.4
A	13.1
BBB	1.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2015 (Successor Company):

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$318.4	$319.7	$151.4	$148.8	$20.4	$958.7
AA	63.8	43.8	30.2	60.1	64.2	262.1
A	102.9	14.6	20.5	—	48.2	186.2
BBB	18.3	—	—	—	—	18.3
Total commercial mortgage-backed securities	$503.4	$378.1	$202.1	$208.9	$132.8	$1,425.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(2.6)	$(4.1)	$(2.7)	$(4.2)	$0.1	$(13.5)
AA	(0.8)	(0.4)	(0.7)	(2.8)	1.1	(3.6)
A	(0.4)	(0.1)	(0.4)	—	(0.1)	(1.0)
BBB	(0.1)	—	—	—	—	(0.1)
Total commercial mortgage-backed securities	$(3.9)	$(4.6)	$(3.8)	$(7.0)	$1.1	$(18.2)

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2015 (Successor Company), these holdings were approximately $1.1 billion. As of December 31, 2014 (Predecessor Company), these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2015 (Successor Company):

Percentage of
Other Asset- Backed
Rating	Securities
AAA	55.3%
AA	18.1
A	14.8
BBB	0.7
Below investment grade	11.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our other asset-backed securities as of September 30, 2015 (Successor Company):

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$491.5	$45.0	$18.9	$24.7	$11.5	$591.6
AA	145.4	48.1	—	—	—	193.5
A	67.8	47.9	30.1	10.3	2.0	158.1
BBB	7.6	—	—	—	—	7.6
Below investment grade	119.3	—	—	—	—	119.3
Total other asset-backed securities	$831.6	$141.0	$49.0	$35.0	$13.5	$1,070.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2011 and
Rating	Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(16.0)	$(1.0)	$(0.6)	$(0.5)	$0.1	$(18.0)
AA	(1.4)	(0.2)	—	—	—	(1.6)
A	(2.8)	—	(2.6)	(0.1)	—	(5.5)
BBB	0.1	—	—	—	—	0.1
Below investment grade	(1.2)	—	—	—	—	(1.2)
Total other asset-backed securities	$(21.3)	$(1.2)	$(3.2)	$(0.6)	$0.1	$(26.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2015 (Successor Company), 98.3% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor		Predecessor
	Company		Company
	As of	% Fair	As of	% Fair
	September 30, 2015	Value	December 31, 2014	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,281,160	9.1%	$2,931,579	7.9%
Other finance	430,489	1.2	665,866	1.8
Electric	3,778,300	10.4	4,062,991	10.9
Energy and natural gas	4,231,922	11.7	4,593,251	12.4
Insurance	2,904,681	8.0	2,969,648	8.0
Communications	1,380,846	3.8	1,504,581	4.0
Basic industrial	1,604,258	4.4	1,763,195	4.7
Consumer noncyclical	3,008,863	8.3	3,247,522	8.7
Consumer cyclical	1,671,939	4.6	1,986,710	5.3
Finance companies	173,335	0.5	240,976	0.6
Capital goods	1,392,929	3.8	1,369,912	3.7
Transportation	962,089	2.7	993,067	2.7
Other industrial	303,831	0.8	338,285	0.9
Brokerage	472,524	1.3	607,445	1.6
Technology	1,253,737	3.5	1,078,026	2.9
Real estate	190,127	0.5	246,712	0.7
Other utility	230,669	0.6	238,089	0.6
Commercial mortgage-backed securities	1,425,255	3.9	1,328,363	3.6
Other asset-backed securities	1,070,104	3.0	1,113,955	3.0
Residential mortgage-backed non-agency securities	960,223	2.7	779,612	2.1
Residential mortgage-backed agency securities	943,879	2.6	926,760	2.5
U.S. government-related securities	1,858,777	5.1	1,679,356	4.5
Other government-related securities	78,411	0.2	77,204	0.2
State, municipals, and political divisions	1,924,458	5.3	2,013,135	5.4
Preferred stock	69,037	0.2	—	—
Other	579,329	1.8	435,000	1.3
Total	$36,181,172	100.0%	$37,191,240	100.0%

The preferred stock shown above as of September 30, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of September 30, 2015 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $36.2 billion, which was 6.0% below amortized cost of $38.5 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2015 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of September 30, 2015, assuming the loans are called at their next call dates, approximately $27.3 million would become due for the remainder of 2015, $944.4 million in 2016 through 2020, $365.3 million in 2021 through 2025, and $114.5 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $562.6 million and $553.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the three and nine months ended September 30, 2014 (Predecessor Company), we recognized $3.3 million, $8.4 million, $0.1 million, $8.0 million, and $13.8 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), our allowance for mortgage loan credit losses was $2.0 million and $5.7 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2015 (Successor Company), we estimated the fair value of our mortgage loans to be $5.6 billion (using discounted cash flows from the next call date), which was approximately 2.4% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of September 30, 2015 (Successor Company), approximately $7.3 million, or 0.02%, of invested assets consisted of nonperforming mortgage loans and/or restructured loans since February 1, 2015 (Successor Company). We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to September 30, 2015 (Successor Company), we accepted or agreed to accept assets of $12.1 million in satisfaction of $15.2 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. These transactions resulted in no material realized losses in our investment in mortgage loans net of existing allowances for mortgage loans losses for the period of February 1, 2015 to September 30, 2015 (Successor Company). Of the mortgage loan transactions accounted for as troubled debt restructurings, none remain on our balance sheet as of September 30, 2015 (Successor Company).

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of September 30, 2015 (Successor Company), $7.3 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans and/or restructured loans since February 1, 2015 (Successor Company). None of the restructured loans were nonperforming during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company). We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of September 30, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to September 30, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2015 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,531,677	13.8%
AA	2,478,975	7.5
A	10,706,952	32.6
BBB	13,647,234	41.5
Investment grade	31,364,838	95.4
BB	1,101,984	3.4
B	89,962	0.3
CCC or lower	334,418	0.9
Below investment grade	1,526,364	4.6
Total	$32,891,202	100.0%

Not included in the table above are $2.4 billion of investment grade and $302.1 million of below investment grade fixed maturities classified as trading securities and $579.3 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2015 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of September 30, 2015 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$213.6	$—	$213.6
AT&T	184.0	—	184.0
Wells Fargo & Co	178.7	2.2	180.9
Berkshire Hathaway Inc.	173.5	—	173.5
Nextera Energy Inc.	164.1	—	164.1
Duke Energy Corp	158.7	—	158.7
JP Morgan Chase and Company	133.5	24.2	157.7
Bank of America Corp	154.4	0.9	155.3
Rio Tinto	152.7	—	152.7
Federal Home Loan Bank	151.8	—	151.8

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), we concluded that approximately $10.1 million and $15.8 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $4.8 million and $12.5 million of non-credit losses previously recorded in other comprehensive income (loss) that were recorded in earnings. For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we concluded that approximately $0.5 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. The $0.5 million of credit losses included $0.1 million of non-credit losses previously recorded in other comprehensive income.

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

During 2015, the metals and mining sector (a sub-sector of the basic industrial sector) experienced increased volatility due to the decline in precious and base metal prices. A prolonged decline in these prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in these prices. Many of these companies have displayed financial discipline by reducing capital expenditures and reducing dividends to conserve cash and maintain their credit ratings. As of September 30, 2015 (Successor Company), we concluded that certain investment securities in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $14.8 million impairment recognized in net income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2015 (Successor Company). As September 30, 2015 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$515.3	$790.9	$1,306.2
Netherlands	161.3	188.3	349.6
Switzerland	174.9	149.1	324.0
France	106.4	199.4	305.8
Germany	115.8	114.4	230.2
Spain	23.5	203.5	227.0
Sweden	130.6	32.2	162.8
Norway	12.2	91.5	103.7
Italy	—	94.0	94.0
Belgium	—	90.2	90.2
Ireland	11.2	57.3	68.5
Luxembourg	—	49.0	49.0
Portugal	—	15.6	15.6
Denmark	13.6	—	13.6
Total securities	1,264.8	2,075.4	3,340.2
Derivatives:
Germany	38.4	—	38.4
United Kingdom	35.5	—	35.5
Switzerland	12.1	—	12.1
France	5.1	—	5.1
Total derivatives	91.1	—	91.1
Total securities	$1,355.9	$2,075.4	$3,431.3

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturity gains - sales	$663	$7,551	$6,920	$22,501	$50,565
Fixed maturity losses - sales	(1,967)	(5,153)	(29)	(257)	(753)
Equity gains - sales	51	95	—	—	—
Equity losses - sales	—	(23)	—	—	—
Impairments on fixed maturity securities	(10,064)	(15,798)	(481)	(2,354)	(5,405)
Impairments on equity securities	—	—	—	—	—
Modco trading portfolio	8,377	(133,524)	73,062	(17,225)	110,067
Other	(1,815)	(1,040)	1,200	(5,135)	(7,383)
Total realized gains (losses) - investments	$(4,755)	$(147,892)	$80,672	$(2,470)	$147,091

Derivatives related to VA contracts
Interest rate futures - VA	$12,140	$(2,091)	$1,413	$1,979	$12,777
Equity futures - VA	40,951	3,215	9,221	861	(9,049)
Currency futures - VA	4,000	1,428	7,778	10,185	6,020
Variance swaps - VA	—	—	—	1,570	(1,103)
Equity options - VA	33,519	8,195	3,047	2,050	(31,240)
Interest rate swaptions - VA	(3,618)	(12,399)	9,268	(2,812)	(17,213)
Interest rate swaps - VA	101,808	(74,150)	122,710	22,011	124,548
Embedded derivative - GMWB	(71,296)	10,543	(68,503)	(11,407)	(51,869)
Funds withheld derivative	(52,872)	(8,301)	(9,073)	(2,432)	27,298
Total derivatives related to VA contracts	64,632	(73,560)	75,861	22,005	60,169
Derivatives related to FIA contracts:
Embedded derivative - FIA	11,328	9,035	1,769	(2,462)	(9,036)
Equity futures - FIA	709	1,016	(184)	117	1,067
Volatility futures - FIA	(24)	6	—	(4)	4
Equity options - FIA	(12,099)	(6,499)	(2,617)	1,099	5,077
Total derivatives related to FIA contracts	(86)	3,558	(1,032)	(1,250)	(2,888)
Derivatives related to IUL contracts:
Embedded derivative - IUL	1,287	3,082	(486)	347	62
Equity futures - IUL	17	39	3	16	16
Equity options - IUL	(1,110)	(1,048)	(115)	(24)	(24)
Total derivatives related to IUL contracts	194	2,073	(598)	339	54
Embedded derivative - Modco reinsurance treaties	(9,817)	131,505	(68,026)	20,426	(91,945)
Derivatives with PLC(1)	(12,978)	(16,096)	15,863	398	536
Other derivatives	(50)	33	(37)	(149)	(351)
Total realized gains (losses) - derivatives	$41,895	$47,513	$22,031	$41,769	$(34,425)

(1)   These derivatives include the interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), we concluded that approximately $10.1 million and $15.8 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $4.8 million and $12.5 million of non-credit losses was recorded in other comprehensive income (loss). For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $0.5 million due to credit-related factors, resulting in a charge to earnings. Of the credit losses, $0.1 million were non-credit losses previously recorded in other comprehensive income. For the three and nine months ended September 30, 2014 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $2.3 million and $5.4 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	Successor		Predecessor
	Company		Company
	For The Three	February 1, 2015	January 1, 2015	For The Three	For The Nine
	Months Ended	to	to	Months Ended	Months Ended
	September 30, 2015	September 30, 2015	January 31, 2015	September 30, 2014	September 30, 2014
	(Dollars In Millions)		(Dollars In Millions)
Alt-A MBS	$—	$—	$0.3	$0.8	$2.8
Other MBS	—	0.1	0.2	0.7	1.8
Corporate securities	9.9	15.5	—	—	—
Other	0.2	0.2	—	0.8	0.8
Total	$10.1	$15.8	$0.5	$2.3	$5.4

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the period of February 1, 2015 to September 30, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value of $83.9 million and $0.4 million, respectively. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the period of February 1, 2015 to September 30, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$20,682	24.6%	$(1,135)	21.9%
>90 days but <= 180 days	28,644	34.1	(2,074)	40.1
>180 days but <= 270 days	34,591	41.3	(1,967)	38.0
>270 days but <= 1 year	—	—	—	—
>1 year	—	—	—	—
Total	$83,917	100.0%	$(5,176)	100.0%

Predecessor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$87	20.1%	$(6)	20.8%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	4	0.9	—	1.5
>1 year	344	79.0	(23)	77.7
Total	$435	100.0%	$(29)	100.0%

For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $34.6 million and $83.9 million, respectively. The loss realized on the sale of these securities was $2.0 million and $5.2 million for the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. We had an immaterial loss for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized gain position with a fair value of $94.8 million, $807.8 million, and $172.6 million, respectively. The gain realized on the sale of these securities was $0.7 million, $7.6 million, and $6.9 million, respectively.

The $1.7 million of other realized losses recognized for the three months ended September 30, 2015 (Successor Company), consisted of realized losses related to mortgage loans of $0.4 million, an increase in mortgage loan reserves of $1.4 million, and partnership gains of $0.1 million. The $1.0 million of other realized losses recognized for the period of February 1, 2015 to September 30, 2015 (Successor Company), primarily consisted of realized losses related to mortgage loans and a decrease in mortgage loan reserves.

The $1.2 million of other realized gains recognized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily consisted of a decrease in the mortgage loan reserves of $2.3 million, mortgage loan losses of $1.0 million, and partnership losses of $0.1 million.

For the three months ended September 30, 2015 (Successor Company) and for the period of February 1, 2015 to September 30, 2015 (Successor Company) net gains of $8.4 million and net losses of $133.5 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $1.1 million of losses and $3.4 million of losses, respectively, were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

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

The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $9.8 million and pre-tax gains of $131.5 million, respectively, during the three months ended September 30, 2015 (Successor Company) and during the period of February 1, 2015 to September 30, 2015 (Successor Company). The losses during the three months ended September 30, 2015 (Successor Company) were due to lower treasury yields and the gains during the period of February 1, 2015 to September 30, 2015 (Successor Company) were due to higher treasury yields and credit spreads.

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

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we experienced net realized gains on derivatives related to VA contracts of approximately $64.6 million, net realized losses of $73.6 million, and net realized gains of $75.9 million, respectively. The impact of derivatives related to VA contracts, in addition to capital market impacts for the period of February 1, 2015 to September 30, 2015 (Successor Company) were affected by the lowering of assumed lapses used to value the GMWB embedded derivatives.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized loss of $52.9 million, $8.3 million, and $9.1 million for the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $12.9 million related to the interest support agreement and a pre-tax loss of $0.1 million related to the YRT premium support agreement for the three months ended September 30, 2015 (Successor Company). We recognized a pre-tax loss of $16.3 million related to the interest support agreement and a pre-tax gain of $0.4 million related to the YRT premium support agreement for period of February 1, 2015 to September 30, 2015 (Successor Company). We recognized a pre-tax gain of $15.8 million related to the interest support agreement and an immaterial pre-tax gain related to the YRT premium support agreement for period of January 1, 2015 to January 31, 2015

(Predecessor Company). We entered into two separate portfolio maintenance agreements in October 2012. We recognized no gains or losses for the three months ended September 30, 2015 (Successor Company), a pre-tax loss of $0.2 million for the period of February 1, 2015 to September 30, 2015 (Successor Company) and pre-tax gains of $0.1 million for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively, related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated a loss of $0.1 million for the three months ended September 30, 2015 (Successor Company), and immaterial gains for the period of February 1, 2015 to September 30, 2015 (Successor Company) and immaterial losses for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2015 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.2 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2015 (Successor Company), and an overall net unrealized gain of $3.1 billion as of December 31, 2014 (Predecessor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2015 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$10,756,236	35.8%	$11,479,138	35.5%	$(722,902)	31.8%
>90 days but <= 180 days	2,995,269	10.0	3,183,566	9.8	(188,297)	8.3
>180 days but <= 270 days	16,299,452	54.2	17,658,733	54.7	(1,359,281)	59.9
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$30,050,957	100.0%	$32,321,437	100.0%	$(2,270,480)	100.0%

The book value of our investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the carrying value of our investments. Since February 1, 2015 (Successor Company) interest rates have increased resulting in net unrealized losses in our investment portfolio.

As of September 30, 2015 (Successor Company), the Barclays Investment Grade Index was priced at 164.8 bps versus a 10 year average of 169.7 bps. Similarly, the Barclays High Yield Index was priced at 672.3 bps versus a 10 year average of 617.6 bps. As of September 30, 2015 (Successor Company), the five, ten, and thirty-year U.S.

Treasury obligations were trading at levels of 1.358%, 2.038%, and 2.854%, as compared to 10 year averages of 2.337%, 3.162%, and 3.92%, respectively.

As of September 30, 2015 (Successor Company), 95.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2015 (Successor Company), there were estimated gross unrealized losses of $3.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2015 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2015 (Successor Company) is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$2,980,513	9.9%	$3,085,575	9.5%	$(105,062)	4.6%
Other finance	408,757	1.4	426,277	1.3	(17,520)	0.8
Electric	3,397,040	11.3	3,713,020	11.5	(315,980)	13.9
Energy and natural gas	3,720,993	12.4	4,157,421	12.9	(436,428)	19.2
Insurance	2,709,296	9.0	2,948,968	9.1	(239,672)	10.6
Communications	1,235,449	4.1	1,399,099	4.4	(163,650)	7.2
Basic industrial	1,514,889	5.0	1,690,374	5.2	(175,485)	7.7
Consumer noncyclical	2,658,829	8.8	2,883,786	8.9	(224,957)	9.9
Consumer cyclical	1,360,417	4.6	1,454,042	4.5	(93,625)	4.1
Finance companies	141,404	0.5	150,870	0.5	(9,466)	0.4
Capital goods	1,235,493	4.1	1,320,458	4.1	(84,965)	3.7
Transportation	810,567	2.7	879,965	2.7	(69,398)	3.1
Other industrial	273,351	0.9	294,086	0.9	(20,735)	0.9
Brokerage	409,774	1.4	434,985	1.3	(25,211)	1.1
Technology	1,132,437	3.8	1,203,863	3.7	(71,426)	3.1
Real estate	191,814	0.5	195,754	0.6	(3,940)	0.2
Other utility	169,476	0.6	187,066	0.6	(17,590)	0.8
Commercial mortgage-backed securities	1,104,282	3.7	1,123,252	3.4	(18,970)	0.8
Other asset-backed securities	704,678	2.3	728,421	2.3	(23,743)	1.0
Residential mortgage-backed non-agency securities	445,298	1.5	453,747	1.4	(8,449)	0.4
Residential mortgage-backed agency securities	438,734	1.5	444,850	1.4	(6,116)	0.3
U.S. government-related securities	1,359,161	4.5	1,374,704	4.3	(15,543)	0.7
Other government-related securities	18,884	0.1	19,360	0.1	(476)	—
States, municipals, and political divisions	1,567,309	5.2	1,687,132	5.2	(119,823)	5.4
Preferred stock	62,112	0.2	64,362	0.2	(2,250)	0.1
Total	$30,050,957	100.0%	$32,321,437	100.0%	$(2,270,480)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	Successor	Predecessor
	Company	Company
	As of	As of
	September 30, 2015	December 31, 2014

Banking	4.6%	9.2%
Other finance	0.8	0.8
Electric	13.9	0.6
Energy and natural gas	19.2	22.9
Insurance	10.6	4.0
Communications	7.2	2.6
Basic industrial	7.7	18.4
Consumer noncyclical	9.9	3.8
Consumer cyclical	4.1	4.4
Finance companies	0.4	0.4
Capital goods	3.7	1.0
Transportation	3.1	0.1
Other industrial	0.9	0.6
Brokerage	1.1	0.2
Technology	3.1	2.8
Real estate	0.2	—
Other utility	0.8	—
Commercial mortgage-backed securities	0.8	1.1
Other asset-backed securities	1.0	16.8
Residential mortgage-backed non-agency securities	0.4	5.4
Residential mortgage-backed agency securities	0.3	0.4
U.S. government-related securities	0.7	4.3
Other government-related securities	—	—
States, municipals, and political divisions	5.4	0.2
Preferred stock	0.1	—
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2015 (Successor Company), varies, with 18.1% maturing in less than 5 years, 22.1% maturing between 5 and 10 years, and 59.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2015 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$15,770,309	52.5%	$16,759,824	51.9%	$(989,515)	43.6%
BBB	13,006,003	43.3	14,185,281	43.9	(1,179,278)	51.9
Investment grade	28,776,312	95.8	30,945,105	95.8	(2,168,793)	95.5
BB	987,833	3.3	1,071,648	3.3	(83,815)	3.7
B	70,031	0.2	78,288	0.2	(8,257)	0.4
CCC or lower	216,781	0.7	226,396	0.7	(9,615)	0.4
Below investment grade	1,274,645	4.2	1,376,332	4.2	(101,687)	4.5
Total	$30,050,957	100.0%	$32,321,437	100.0%	$(2,270,480)	100.0%

As of September 30, 2015 (Successor Company), we held a total of 2,433 positions that were in an unrealized loss position. Included in that amount were 157 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $101.7 million, none of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.8% of invested assets.

As of September 30, 2015 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 4.2% of the total fair value and 4.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The majority of our RMBS holdings as of September 30, 2015 (Successor Company), were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 7.9 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2015 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	9.27
Alt-A	3.66
Sub-prime	3.73

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2015 (Successor Company):

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$790,719	62.0%	$850,335	61.8%	$(59,616)	58.6%
>90 days but <= 180 days	280,348	22.0	312,391	22.7	(32,043)	31.5
>180 days but <= 270 days	203,578	16.0	213,606	15.5	(10,028)	9.9
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,274,645	100.0%	$1,376,332	100.0%	$(101,687)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $500.5 million and the repurchase obligation of $455.7 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 22 basis points). During the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $652.2 million and $175.0 million, respectively. The average daily balance was $530.5 million and $77.4 million (at an average borrowing rate of 18 and 16 basis points, respectively) during the period of February 1, 2015 to September 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), we had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

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

On February 2, 2015, we and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of September 30, 2015 (Successor Company). PLC had an outstanding balance of $495.0 million bearing interest at a rate of LIBOR plus 1.00% as of September 30, 2015 (Successor Company). As of September 30, 2015 (Successor Company), we had canceled the $55.0 million Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company.

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

We held $65.7 million of FHLB common stock as of September 30, 2015 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2015 (Successor Company), we had $822.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2015 (Successor Company), we reported approximately $585.8 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of September 30, 2015 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 15, Fair Value of Financial Instruments, of the consolidated condensed financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2015 (Successor Company), to fund mortgage loans in the amount of $774.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2015 (Successor Company), we held cash and short-term investments of approximately $751.2 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor	Predecessor
	Company	Company
	February 1, 2015	January 1, 2015	For The Nine
	to	to	Months Ended
	September 30, 2015	January 31, 2015	September 30, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Net cash provided by operating activities	$393,160	$148,060	$538,090
Net cash (used in) provided by investing activities	(710,602)	33,475	(456,749)
Net cash provided by (used in) financing activities	456,439	(70,918)	(217,005)
Total	$138,997	$110,617	$(135,664)

For The Period of February 1, 2015 to September 30, 2015 (Successor Company) and For the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $405.7 million of inflows from repurchase program borrowings for the period of February 1, 2015 to September 30, 2015 (Successor Company) and $230.7 million of inflows of investment product and universal life net activity for the period of February 1, 2015 to September 30, 2015 (Successor Company). Net issuance of non-recourse funding obligations was $50.0 million during the period of February 1, 2015 to September 30, 2015 (Successor Company).

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

The Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, we issued a $55 million Letter of Credit on December 31, 2014 (Predecessor Company). As of September 30, 2015 (Successor Company), this Letter of Credit was no longer issued and outstanding. On June 15, 2015, PLC made a cash contribution to Shades Creek of $85 million to satisfy obligations under this support agreement. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended September 30, 2015 (Successor Company), the period of February 1, 2015 to September 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we ceded premiums to third party reinsurers amounting to $312.3 million, $810.3 million, and $91.6 million, respectively. In addition, we had receivables from reinsurers amounting to $5.4 billion as of September 30, 2015 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

As of September 30, 2015 (Successor Company), we had policy liabilities and accruals of approximately $30.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.49%.

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

As of September 30, 2015 (Successor Company), we carried a $23.7 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,422,041	$98,839	$209,144	$222,018	$3,892,040
Stable value products(2)	1,949,343	639,192	1,090,132	164,193	55,826
Operating leases(3)	33,121	5,196	7,506	6,689	13,730
Home office lease(4)	79,096	1,265	2,523	75,308	—
Mortgage loan and investment commitments	1,003,302	1,003,302	—	—	—
Repurchase program borrowings(5)	455,725	455,725	—	—	—
Policyholder obligations(6)	41,154,664	1,592,613	3,069,523	3,334,901	33,157,627
Total	$49,097,292	$3,796,132	$4,378,828	$3,803,109	$37,119,223

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

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 11, Commitments and Contingencies, of the consolidated financial statements for more information.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2015 (Successor Company), we had outstanding mortgage loan commitments of $774.3 million at an average rate of 4.4%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2015 (Successor Company) and December 31, 2014 (Predecessor Company):

Credited Rate Summary
As of September 30, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$192	$1,006	$2,017	$3,215
>3% - 4%	3,641	1,629	26	5,296
>4% - 5%	1,997	14	—	2,011
>5% - 6%	218	—	—	218
Subtotal	6,048	2,649	2,043	10,740

Fixed Annuities
1%	$657	$170	$154	$981
>1% - 2%	577	506	134	1,217
>2% - 3%	1,914	475	16	2,405
>3% - 4%	284	—	—	284
>4% - 5%	288	—	—	288
>5% - 6%	3	—	—	3
Subtotal	3,723	1,151	304	5,178
Total	$9,771	$3,800	$2,347	$15,918

Percentage of Total	61%	24%	15%	100%

Credited Rate Summary
As of December 31, 2014 (Predecessor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772

Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%

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

(b)                             Changes in internal control over financial reporting

During the period from February 1, 2015 through September 30, 2015 (Successor Company), the Company updated its internal controls over financial reporting to ensure the accuracy of information disclosed as a result of the Merger, including but not limited to internal controls over reporting of goodwill and intangible assets. Other than the updates mentioned, there have been no changes in the Company’s internal control over financial reporting during the period of January 1, 2015 to January 31, 2015 (Predecessor Company) or the period of February 1, 2015 to September 30, 2015 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company may not be able to achieve the expected results from its recently announced reinsurance transaction or obtain financing on terms currently anticipated.

On September 30, 2015, the Company, entered into a Master Agreement (the “Master Agreement”) with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, the Company agreed to enter into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which the Company will coinsure certain term life insurance business of GLAIC. In connection with the reinsurance transaction, the Company intends to enter into a financing transaction with a term of up to 20 years involving, among other parties, its indirect wholly owned subsidiary, Golden Gate Captive Insurance Company (“Golden Gate”), and a syndicate of third-party risk takers, to finance up to $2.2 billion of “XXX” reserves related to the GLAIC business to be reinsured and the other term life insurance business currently reinsured by Golden Gate. Although the Company intends to execute the financing transaction concurrently with its entry into the Reinsurance Agreement, the closing of the transactions contemplated by the Master Agreement is not conditioned upon the consummation of the financing transaction.

The transaction is conditioned on, among other things, the satisfaction of various closing conditions, including the receipt of required regulatory approvals. If the transaction is not completed, the Company may be required to pay its costs relating to the transaction, such as legal, accounting and actuarial fees, and the time and resources committed by the Company’s management to matters relating to the transaction could otherwise have been devoted to the Company’s existing business or to pursuing other beneficial opportunities. A delay in the closing of the transaction may negatively impact the expected results from the transaction. In addition, the Company may not be able to obtain financing on terms currently anticipated, and the source of funds for the transaction may be different than currently contemplated and could consume capital resources that would no longer be available for other corporate purposes. If completed, the actual financial results of the transaction could differ materially from the Company’s expectations and may be impacted by items not taken into account in its forecasts and calculations. In addition, the Company’s expectations regarding the performance and administration of the business, and the parties’ ability to satisfy their respective legal and compliance obligations in relation to the transaction, may prove to be incorrect.  The occurrence or realization of the foregoing could have an adverse impact on the Company’s financial condition or results of operations.

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

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block’s policyholders and will not revert to the benefit of the Company. However, if the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments must be made from assets outside the Closed Block. Adverse financial or investment performance of the Closed Block, or adverse mortality or lapse experience on policies in the Closed Block, may require MONY to pay policyholder benefits using assets outside the Closed Block, which events could have a material adverse impact on the Company’s financial condition or results of operations and negatively affect the

Company’s risk-based capital ratios. In addition, regulatory actions could require payment of dividends to policyholders in a larger amount than is anticipated by the Company, which could have a material adverse impact on the Company.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. Also, the Company may rely upon third parties to administer certain portions of its business or business that it reinsures. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt and financial strength ratings, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Also, the NAIC established a working group to consider interpretations of AG38, and any adopted interpretations are binding on reserve calculations for policies within the scope of AG38.  Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The Company developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market this or other products. Such regulatory reactions could include, for example, withdrawal of state approvals of the product, or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). The Financial Condition (E) Committee of the NAIC recently established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. In addition, the Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that contains numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

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

The NAIC established a Variable Annuity Issues Working Group (VAIWG) in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions.  The

VAIWG has developed a draft report to the Financial Condition (E) Committee that includes a Variable Annuities - Framework for Change (the “Framework”). The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, with such changes to be applied to both inforce and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with an anticipated effective date in January 2017) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives.  If the Framework is adopted, both the changes proposed by the Framework and the recapture of business and dissolution of our VA Captive could adversely affect our future financial condition and results of operations.

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

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group is developing a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in several states. Other life insurance industry associations and regulatory associations are also considering these matters.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California or other jurisdictions might pursue a similar action against the Company. The Company does not believe however that any such action would have a material impact on the Company’s financial condition or results of operations.

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

In April 2015, the Department of Labor proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If the foregoing proposals are adopted, the Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, or otherwise change the manner in which it designs and supports sales of its annuities.  This could have a material adverse impact on our ability to sell annuities and other products.

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
3(a)

2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27,2011, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012.

3(b)

2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012.

10*	Master Agreement by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed herewith.
12	Consolidated Earnings Ratio
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended September 30, 2015, filed on November 10, 2015, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*The registrant to furnish the Commission supplementally upon request a copy of any omitted exhibit or schedule to this agreement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 10, 2015	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer