Form 10-K
period 2015-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2016-03-18
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________________________________________________________________________________
FORM 10-K
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Yes ☐     No ☒
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                      ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2015:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 14, 2016:  5,000,000
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity (the "Merger"). As a result of the Merger, PLC is a direct, wholly owned subsidiary of Dai-ichi Life.

The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above (including interest on certain corporate debt). This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification (“ASC” or “Codification”) Segment Reporting Topic, and makes adjustments to our segment reporting as needed.

Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 25, Operating Segments to consolidated financial statements included in this report.

In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment or consolidated operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of purchase payments to be received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.

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

The following table presents the Life Marketing segment’s sales as defined above:

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2011	$133
2012	121
2013	155
2014	130
For the period of January 1, 2015 to January 31, 2015	12

Successor Company
Sales
(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$144

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

On January 15, 2016, the Company completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”), as previously reported in the Company’s Current Reports on Forms 8-K filed October 1, 2015 and January 15, 2016. Pursuant to the Master Agreement, on January 15, 2016, the Company entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC. For additional information regarding this transaction and the related financing, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

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

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Predecessor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2011	$1,032	$2,349	$3,381
2012	592	2,735	3,327
2013	693	1,867	2,560
2014	831	953	1,784
For the period of January 1, 2015 to January 31, 2015	28	59	87

Successor Company
	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$566	$1,096	$1,662

Stable Value Products

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. During 2015, the Company terminated its funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) and established a new unregistered funding agreement-backed notes program. Under this program, which complements our overall asset-liability management, the segment issues funding agreements which are purchased by an unaffiliated and unconsolidated trust, which in turn sells notes to institutional investors in both domestic and international markets. The terms of the funding agreements are similar to those of the notes.

The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”) and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GICs and funding agreements written by the segment have maturities of one to ten years.

The following table presents Stable Value Products sales:

Predecessor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2011	$499	$300	$799
2012	400	222	622
2013	495	—	495
2014	42	50	92
For the period of January 1, 2015 to January 31, 2015	—	—	—

Successor Company
	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$115	$699	$814

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. The segment’s products are primarily marketed through a national network of approximately 7,550 automobile and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

The following table presents the insurance and related product sales measured by new revenue:

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2011	$395
2012	427
2013	444
2014	458
For the period of January 1, 2015 to January 31, 2015	35

Successor Company
Sales
(Dollars In Millions)
For the period of February 1, 2015 to December 31, 2015	$451

In 2015, all of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 75.4% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

Corporate and Other

The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The earnings of this segment may fluctuate from year to year.

Investments

As of December 31, 2015 (Successor Company), the Company’s investment portfolio was approximately $45.0 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company's investment portfolio was significantly above the carrying value due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company's investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company's investment portfolio for the successor period. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 6, Investment Operations, Note 23, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

Predecessor Company
				Realized Investment Gains (Losses)
For The Year Ended December 31,	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
2011	$35,375,823	$1,753,444	5.1	$(155,005)	$200,432
2012	37,480,220	1,789,338	4.8	(227,816)	174,692
2013	44,463,339	1,836,188	4.8	82,161	(143,984)
2014	46,326,345	2,098,013	4.5	(13,492)	198,027

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$164,605	$22,031	$80,672

Successor Company
				Realized Investment Gains (Losses)
For The Period of	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
February 1, 2015 to December 31, 2015	$45,716,700	$1,532,796	3.3	$58,436	$(193,928)

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7, Mortgage Loans to the consolidated financial statements included herein.

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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

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

Life Insurance In-Force

The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
New Business Written
Life Marketing	$37,677,352	$3,425,214	$35,967,402	$39,107,963	$20,488,483	$19,357,654
Asset Protection	641,794	58,345	878,671	1,040,593	1,013,484	1,093,770
Total	$38,319,146	$3,483,559	$36,846,073	$40,148,556	$21,501,967	$20,451,424

	Successor Company	Predecessor Company
	As of	As of December 31,
	December 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
Business Acquired Acquisitions	$—	$—	$44,812,977	$—	$16,233,361
Insurance In-Force at End of Year (1)
Life Marketing	$565,858,830	$546,994,786	$535,747,678	$521,829,874	$541,899,176
Acquisitions	199,482,477	215,223,031	235,552,325	212,812,930	217,216,920
Asset Protection	1,910,691	2,055,873	2,149,324	2,243,597	2,367,047
Total	$767,251,998	$764,273,690	$773,449,327	$736,886,401	$761,483,143

(1) Reinsurance assumed has been included, reinsurance ceded (Successor 2015 - $368,142,294); (Predecessor 2014 - $388,890,060; 2013 - $416,809,287; 2012 - $444,950,866; 2011 - $469,530,487) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2011	5.0%
2012	5.0
2013	5.1
2014	4.7

Successor Company
As of December 31,	Ratio of Voluntary Termination
2015	4.2%

Investment Products In-Force

The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2011	$2,769,510	$10,436,281	$7,252,526
2012	2,510,559	10,107,365	10,152,515
2013	2,559,552	10,832,956	13,083,735
2014	1,959,488	10,724,849	13,383,309

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2015	$2,131,822	$10,719,862	$12,829,188

Underwriting

The underwriting policies of the Company and its insurance subsidiaries are established by management. With respect to individual insurance, the Company and its subsidiaries use information from the application, examination, and in some cases, inspection reports, attending physician statements and/or the results of a paramedical exam to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company utilizes a “simplified issue” approach for certain policies which are primarily sold through the Asset Protection segment. In the case of “simplified issue” policies, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant.

The Company’s insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age. Blood samples are tested for a wide range of chemical values and are screened for antibodies to certain viruses. Applications also contain questions permitted by law regarding certain viruses which must be answered by the proposed insureds.

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

Reinsurance Ceded

The Company’s insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also reinsured guaranteed minimum death benefit (“GMDB”) claims relative to certain of its VA contracts.

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

Policy Liabilities and Accruals

The applicable insurance laws under which the Company’s insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are calculated in accordance with applicable law. These liabilities along with additional premiums to be received and the compounded interest earned on those premiums are considered to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest.

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

The Company’s insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the consolidation of recently-acquired life insurance companies into the Company’s consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses can cause the Company’s income tax expense to increase.

The Company’s move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes, offset by an increase in deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations as well as the Company’s ability to generate future taxable income.

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

The Company’s insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company’s subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company’s insurance company subsidiaries.

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

In addition, many states, including the states in which the Company’s insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Holding company legislation has been adopted in certain states where the Company’s insurance subsidiaries are domiciled, which subjects the subsidiaries to increased reporting requirements. Holding company legislation has also been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements.

The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on their ability to pay dividends. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2016 is approximately, in the aggregate, to be $165.6 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

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

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company.

Dodd-Frank also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its VA products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to have an impact on the Company.

The Company may be subject to regulations proposed by the United States Department of Labor that would affect a variety of products and services provided to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor has proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a “fiduciary” when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If adopted, the Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, or otherwise change the manner in which it designs and supports sales of its annuities.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, antitrust laws, minimum solvency requirements, state securities laws, federal privacy laws, cybersecurity regulation, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and because the Company owns and operates real property, state, federal, and local environmental laws.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

As of December 31, 2015, PLC and the Company had approximately 2,541 employees, of which 2,537 were full-time and 4 were part-time employees. Included in the total were approximately 1,443 employees in Birmingham, Alabama, of which 1,439 were full-time and 4 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2015 was approximately $13.5 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 15, Stock-Based Compensation and Note 16, Employee Benefit Plans to our consolidated financial statements for additional information.

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

We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of our website, www.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information posted on our website. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC.

The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company and its subsidiaries. The Code of Conduct is available on the Company’s website, www.protective.com.

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

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counter parties, service providers and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged or destroyed by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, acts of war or terrorism, human error, system failures, failures of power or water supply, and the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Disruption, damage or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair or reinstate functionality, which could materially adversely impact the Company’s business and its financial condition and results of operations.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. The Company’s business partners, counter parties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability and material claims and penalties that we cannot currently predict or anticipate. As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures, to investigate and remediate any information security vulnerabilities and to pay claims, fines or penalties. While the Company has experienced cyber-attacks in the past, and to date the Company has not suffered any material harm or loss relating to cyber-attacks or other information security breaches at the Company or its counterparties, there can be no assurance that the Company will not suffer such losses in the future.

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

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company from AXA Financial, Inc. (“MONY”). MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 5, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

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

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) (“AOCI”)), and statutory risk-based capital ratios.

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

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers and guarantors.

Significant continued financial and credit market volatility, changes in interest rates and credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions and conditions affecting certain sectors of the economy, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition, or cash flows through realized losses, impairments, changes in unrealized loss positions, and increased demands on capital, including obligations to post additional capital and collateral. In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company’s results of operations or financial condition.

Equity market volatility could negatively impact the Company’s business.

Volatility in equity markets may discourage prospective purchasers of variable separate account products, such as variable annuities, that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company and its insurance subsidiaries or the debt ratings of PLC could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

Rating organizations also publish credit ratings for issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company’s overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the Company’s securities or products. Downgrades of the Company’s credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company’s financial conditions and results of operations in many ways, including, but not limited to, the following: limiting the Company’s access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support the growth of its insurance subsidiaries; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt ratings and financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

Economic trends may worsen in 2016, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any related valuation allowance. The Company has recognized a valuation allowance of $5.3 million and $1.2 million as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. If future events differ from the Company’s current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, and capital position.

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

The Company is a member of the Federal Home Loan Banks (the “FHLB”) of Cincinnati and the FHLB of New York Membership, provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency (“FHFA”) has released advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced and adopted in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

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

The Company primarily conducts business through licensed insurance company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The risk-based capital formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors including the following: the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions); the amount of additional capital its insurance subsidiaries must hold to support business growth; changes in the Company’s reserve requirements; the Company’s ability to secure capital market solutions to provide reserve relief; changes in equity market levels; the value of certain fixed-income and equity securities in its investment portfolio; the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government; the value of certain derivative instruments; changes in interest rates and foreign currency exchange rates; credit market volatility; changes in consumer behavior; and changes to the NAIC risk-based capital formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

In scenarios of equity market declines, the amount of additional statutory reserves the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves could result in a reduction to the Company’s capital, surplus, and/or risk-based capital ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position.

Industry and Regulatory Related Risks

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

The Company may be subject to regulations influenced by or related to international regulatory authorities or initiatives.

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

NAIC actions, pronouncements and initiatives may affect the Company’s product profitability, reserve and capital requirements, financial condition or results of operations.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It is considering changing to, or has considered and passed, a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

Regulatory actions, interpretations and pronouncements related to Actuarial Guideline XXXVIII may have an adverse effect on the Company’s ability to sell certain universal life products and reserving requirements.

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

The Company’s use of captive reinsurance companies to finance statutory reserves related to its term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements and interpretations.

The Company currently uses affiliated captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX”, which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with the Company’s variable annuity products. The NAIC, through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers (including traditional reinsurers) (the “Affected Business”). In addition, the Principles Based Reserving Implementation (EX) Task Force of the NAIC, charged with analysis of the adoption of a principles-based reserving methodology, adopted the “conceptual framework” contained in a report issued by Rector & Associates, Inc., dated June 4, 2014 (as modified or supplemented, the “Rector Report”), that includes numerous recommendations pertaining to the regulation and use of certain captive reinsurers. Certain high-level recommendations have been adopted and assigned to various NAIC working groups, which working groups are in various stages of discussions regarding recommendations. One recommendation of the Rector Report has been adopted as Actuarial Guideline XLVIII (“AG48”). AG48 sets more restrictive standards on the permitted collateral utilized to back reserves of a captive. Other recommendations in the Rector Report are subject to ongoing comment and revision. It is unclear at this time to what extent the recommendations in the Rector Report, or additional or revised recommendations relating to captive transactions or reinsurance transactions in general, will be adopted by the NAIC. If the recommendations proposed in the Rector Report are implemented, it will likely be difficult for the Company to establish new captive financing arrangements on a basis consistent with past practices. As a result of AG48 and the Rector Report, the implementation of new captive structures in the future may be less capital efficient, may lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. Additionally, in some circumstances AG48 and the implementation of the recommendations in the Rector Report could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC adopted revisions to the Part A Laws and Regulations Preamble of the NAIC Financial Regulation Standards and Accreditation Program that will include within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition will subject certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”). While the recapture of business from our existing VA Captive would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its risk-based capital ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group (VAIWG) in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both inforce and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a targeted effective date in 2017) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. If the proposal’s set forth in the Framework are adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

Laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments.

Recently, new laws and regulations have been adopted in certain states that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in various states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group is developing a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in several states.

The Uniform Laws Commission is also revising the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Further, Both houses of the Florida legislature recently passed a bill that, if enacted, would amend the State’s unclaimed property laws to require insurers to compare life insurance policies, annuity contracts, and retained asset accounts that were in force at any time on or after January 1, 1992 against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The Florida legislation, if passed, or the enactment of similar laws in other jurisdictions, could require the Company to incur significant expenses in connection with compliance obligations and pay material amounts in benefits, including with respect to terminated policies for which no reserves are currently held. Any of the foregoing could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company and certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multistate examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has sued several insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California or other jurisdictions might pursue a similar action against the Company. The Company does not believe that any such action would have a material impact on the Company’s financial condition or results of operations.

The Company is subject to insurance guaranty fund and insurable interest laws, and the laws, rules and regulations of state, federal and foreign regulators that could adversely affect the Company’s financial condition or results of operations.

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

PLC's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company, and its consolidated subsidiaries.

The Healthcare Act and related regulations could adversely affect the results of operations or financial condition of the Company.

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

Laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the results of operations or financial condition of the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company. Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non- bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve as a SIFI. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so- called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted two rounds of SIFI designation consideration. However, this process is still very new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. As with the designation of SIFI’s, it is unclear at this time how additional capital, use of non-traditional non-insurance products, and other requirements affect the insurance and financial industries. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. CFPB has issued a rule to bring under its supervisory authority certain non-banks whose activities or products it determines pose risks to consumers. It is unclear at this time the extent to which the Company’s activities or products will be covered by this rule or how burdensome compliance will become. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries. Additionally, the CFPB is exploring the possibility of helping Americans manage their retirement savings and is considering the extent of its authority in that area. The Company is unable at this time to predict the impact of these activities on the Company.

Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

Regulations recently proposed by the Department of Labor related to the sales of annuities to benefit plans may, if enacted, have a material adverse impact on the Company’s ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.

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

In April 2015, the Department of Labor proposed new regulations that, if enacted, will significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or Individual Retirement Accounts. The Department of Labor also proposed amendments to long standing exemptions from the prohibited transaction provisions under ERISA that would increase fiduciary requirements in connection with transactions involving ERISA plans, plan participants and IRAs, and that would apply more onerous disclosure and contract requirements to such transactions. If the foregoing proposals are adopted, sales of certain of our products may be materially and adversely affected and our current distributors may cease to include our products among their offerings. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company may incur significant expenses in connection with initial and ongoing compliance obligations with respect to such rules. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings on most life insurance and annuity product are deferred during their accumulation period. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, future legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

The Company is subject to the federal corporate income tax in the U.S. Certain tax provisions, such as the dividends-received deduction, the deferral of current taxation on derivatives’ and securities’ economic income, and the deduction for future policy benefits and claims, are beneficial to the Company. The Obama Administration and Congress have each made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset (in whole or in part) by a reduction in its deferred taxes. However, the proposal regarding the dividends-received deduction would cause the Company’s net income to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

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

The FASB is working on several projects that could result in significant changes to GAAP. Furthermore, the SEC is considering whether and how to incorporate International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system. While the SEC has indicated that it does not intend to take action on IFRS in the near term, these potential changes would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

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

If our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition.

Goodwill is the excess of the purchase price in an acquisition over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances, such as adverse changes in the business climate, indicate that the fair value of the operating unit may be less than the carrying value of that operating unit. We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the operating segment level.

The estimated fair value of the operating segment is impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill, and notes 2 and 9 of the notes to the consolidated financial statements for additional information.

The Company’s indefinite lived intangible assets represent the value of the Company’s insurance licenses on the date of the Merger. These assets are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the fair value of the indefinite lived intangibles is less than the carrying value. We perform our annual impairment testing of indefinite lived intangibles during the fourth quarter of each year. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment. If it is determined that the indefinite lived intangibles have been impaired, we must write them down by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.
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

The Company leases administrative and marketing office space in 17 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $6.3 million.

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

As of December 31, 2015 (Successor Company), approximately $960.2 million of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2016 is estimated to be $165.6 million.

PL&A paid no dividends on its preferred stock in 2015 or 2014. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.	Selected Financial Data

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,992,822	$260,582	$3,283,069	$2,967,322	$2,799,390	$2,784,134
Reinsurance ceded	(1,174,871)	(91,632)	(1,395,743)	(1,387,437)	(1,310,097)	(1,363,914)
Net of reinsurance ceded	1,817,951	168,950	1,887,326	1,579,885	1,489,293	1,420,220
Net investment income	1,532,796	164,605	2,098,013	1,836,188	1,789,338	1,753,444
Realized investment gains (losses):
Derivative financial instruments	58,436	22,031	(13,492)	82,161	(227,816)	(155,005)
All other investments	(166,935)	81,153	205,302	(121,537)	232,836	247,753
Other-than-temporary impairment losses	(28,659)	(636)	(2,589)	(10,941)	(67,130)	(62,210)
Portion recognized in other comprehensive income (before taxes)	1,666	155	(4,686)	(11,506)	8,986	14,889
Net impairment losses recognized in earnings	(26,993)	(481)	(7,275)	(22,447)	(58,144)	(47,321)
Other income	271,787	23,388	294,333	250,420	230,553	189,494
Total revenues	3,487,042	459,646	4,464,207	3,604,670	3,456,060	3,408,585
Total benefits and expenses	3,232,854	326,799	3,725,418	3,182,171	2,996,481	2,933,310
Income tax expense	74,491	44,325	246,838	130,897	151,043	151,519
Net income	$179,697	$88,522	$491,951	$291,602	$308,536	$323,756

	Successor Company	Predecessor Company
	As of	As of December 31,
	December 31, 2015	2014	2013	2012	2011
	(Dollars In Thousands)	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$68,031,938	$69,992,118	$68,269,798	$57,157,583	$52,003,183
Total stable value products and annuity account balances	12,851,684	12,910,217	13,684,805	13,169,022	13,716,358
Non-recourse funding obligations	1,951,563	1,527,752	1,495,448	1,446,900	1,248,600
Total shareowner’s equity	5,187,477	5,831,151	4,690,426	5,687,213	4,877,350

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments, or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors, included herein.

IMPORTANT INVESTOR INFORMATION

We file reports with the United States Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through our website, www.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.

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

OVERVIEW

Our business

We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC. Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, we remain an SEC registrant for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

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

•
Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. During 2015, we terminated our SEC registered funding agreement-backed notes program and established a new unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

•
Asset Protection - We market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, this segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•
Corporate and Other - This segment primarily consists of net investment income on assets supporting our equity capital, unallocated overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

RECENT DEVELOPMENTS

On January 15, 2016, the Company completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”), as previously reported in our Current Reports on Form 8-K filed October 1, 2015 and January 15, 2016. Pursuant to the Master Agreement, on January 15, 2016, we entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of PLC. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Financial Regulation.

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

Industry and Regulation

•	we are highly regulated and are subject to routine audits, examinations and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations influenced by or related to international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•
regulatory actions, interpretations and pronouncements related to Actuarial Guidelines XXXVIII may have an adverse effect on our ability to sell certain universal life products and reserving requirements;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products may be limited or adversely affected by regulatory action, pronouncements and interpretations;

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•
we are subject to insurance guaranty fund and insurable interest laws, and the laws, rules and regulations of state, federal and foreign regulators that could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

•
laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our results of operations or financial condition;

•
regulations recently proposed by the Department of Labor related to the sales of annuities to benefit plans may, if enacted, have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operation;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

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

•
if our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;

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

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Item 1A, Risk Factors, of this report.

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

Fair Value of Financial Instruments - FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 22, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2015 (Successor Company), $1.7 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, a measure of the Company’s non-performance risk, and other market conditions. As of December 31, 2015 (Successor Company), the Level 3 fair value of these liabilities was $92.5 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2015 (Successor Company), we did not adjust any prices received from independent brokers.

Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2015 (Successor Company), the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $323.6 million and $522.2 million, respectively. Of those derivative assets and liabilities, $68.4 million and $375.8 million, respectively, were Level 3 fair values determined by quantitative models.

Evaluation of Other-Than-Temporary Impairments - One of the significant estimates related to available-for-sale and held-to-maturity securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale or held-to-maturity security is judged to be other-than-temporary, the security’s basis is adjusted, and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis on the date an other-than-temporary impairment is recognized. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s future yields, assuming that future expected cash flows on the securities can be properly estimated.

Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows, including rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

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

Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted, and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”), and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), we recorded pre-tax other-than-temporary impairments of investments of $28.7 million, $0.6 million, $2.6 million, and $10.9 million, respectively. Credit impairments recorded in earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 and 2013 (Predecessor Company) were $27.0 million, $0.5 million, $7.3 million, and $22.4 million, respectively.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), there were no other-than-temporary impairments related to equity securities. For the year ended December 31, 2013 (Predecessor Company), there were $3.3 million of other-than-temporary impairments related to equity securities. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), there were $28.7 million, $0.6 million, $2.6 million, and $7.6 million of other-than-temporary impairments related to debt securities, respectively.

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), there were no other-than-temporary impairments related to fixed maturities or equity securities that we intend to sell or expect to be required to sell.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 6, Investment Operations, to the consolidated financial statements. As of December 31, 2015 (Successor Company), we held $32.8 billion of available-for-sale investments, including $30.2 billion in investments with a gross unrealized loss of $2.9 million, and $593.3 million of held-to-maturity investments with a gross unrealized loss of $78.3 million.

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

Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2015 (Successor Company), our third party reinsurance receivables amounted to $5.3 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. During the period of February 1, 2015 to December 31, 2015 (Successor Company), we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an immaterial impact.

Deferred Acquisition Costs and Value of Business Acquired - In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 8%. VOBA is subject to annual recoverability testing.

We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2015 (Successor Company), we had a deferred acquisition costs (“DAC”) and VOBA asset of $1.6 billion.

We periodically review and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. For products in which DAC and VOBA are amortized over estimated gross profits, changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. When we refer to DAC and VOBA amortization unlocking, we are referring to changes in balance sheet components amortized over estimated gross profits.

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

On the date of the Merger, goodwill of $735.7 million was allocated to the Company. During the measurement period subsequent to the Merger date, we have made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015 (Successor Company), we performed our annual evaluation of goodwill based on information as of September 30, 2015 and determined that no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to September 30, 2015 that would impact our conclusion and no such events were identified. As of December 31, 2015 (Successor Company), we had goodwill of $732.4 million.

Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2015 (Successor Company), we had total policy liabilities and accruals of $30.4 billion.

Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2015 (Successor Company), is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMDB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2015 (Successor Company), the GMDB liability, including the impact of reinsurance, was $29.9 million.

 Guaranteed Minimum Withdrawal Benefits - We establish reserves for guaranteed minimum withdrawal benefits (“GMWB”) on our VA products.The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GMWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, we updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, we reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $69.4 million on the Merger date. We reinsure certain risks associated with the GMWB to Shades Creek. As of December 31, 2015 (Successor Company), our net GMWB liability held, including the impact of reinsurance, was $18.5 million.

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

Stock-Based Payments - Accounting for stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. In 2015, following the Merger, the Company's compensation plans were modified to reflect the fact that we no longer have a publicly traded class of stock to use in our compensation programs. See Note 15, Stock-Based Compensation, to the consolidated financial statements included in this report for further information.

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

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC/VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to DAC/VOBA amortization unlocking on products covered under the ASC Financial Services-Insurance Topic, the reference is to changes in all balance sheet components amortized over estimated gross profits or revenues.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$54,864	$(2,271)	$116,875	$106,812
Acquisitions	194,654	20,134	254,021	154,003
Annuities	146,828	11,363	204,015	166,278
Stable Value Products	56,581	4,529	73,354	80,561
Asset Protection	17,631	1,907	26,274	20,148
Corporate and Other	(118,831)	(16,662)	(99,048)	(74,620)
Total segment operating income	351,727	19,000	575,491	453,182
Realized investment gains (losses) - investments(1)	(185,202)	89,414	151,035	(140,236)
Realized investment gains (losses) - derivatives	87,663	24,433	12,263	109,553
Income tax expense	(74,491)	(45,325)	(246,838)	(130,897)
Net income	$179,697	$87,522	$491,951	$291,602

Investment gains (losses)(2)	$(193,928)	$80,672	$198,027	$(143,984)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(8,726)	(8,742)	46,992	(3,748)
Realized investment gains (losses) - investments	$(185,202)	$89,414	$151,035	$(140,236)

Derivative gains (losses) (3)	$58,436	$22,031	$(13,492)	$82,161
Less: VA GMWB economic cost	(29,227)	(2,402)	(25,755)	(27,392)
Realized investment gains (losses) - derivatives	$87,663	$24,433	$12,263	$109,553

(1)
Includes credit related other-than-temporary impairments of $27.0 million, $0.5 million, $7.3 million, and $22.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

(2)	Includes realized investment gains (losses) before related amortization.

(3)	Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Net income was $179.7 million and operating income was $351.7 million for the period of February 1, 2015 to December 31, 2015.

We experienced net realized losses of $135.5 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). The losses realized were primarily related to $27.0 million of other-than-temporary impairment credit-related losses, net losses of $103.1 million of derivatives related to variable annuity contracts, $1.3 million of losses related to the net activity of the modified coinsurance portfolio, net losses of $1.0 million related to IUL contracts, and net losses of $3.5 million related to other investment and derivative activity. The net losses on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GMWB embedded derivatives. Partially offsetting these losses were $0.3 million of gains related to investment securities sale activity and net gains of $0.1 million of derivatives related to FIA contracts.

•
Life Marketing segment operating income was $54.9 million which consisted of universal life operating income of $54.5 million, traditional life operating income of $15.9 million, and an operating loss of $15.5 million in other lines which included $17.4 million of amortization related intangible assets.

•	Acquisitions segment operating income was $194.7 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment operating income was $146.8 million which included $83.8 million of fixed annuity operating earnings, $78.3 million of variable annuity operating earnings, and a $15.3 million loss in other annuity earnings which included $12.2 million of amortization related to intangible assets. The fixed annuity results were negatively impacted by $0.8 million of unfavorable SPIA mortality. The segment recorded $2.4 million of favorable unlocking.

•
Stable Value Products operating income of $56.6 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.

•
Asset Protection segment operating income was $17.6 million which consisted of service contract earnings of $8.2 million, GAP product earnings of $6.9 million, and credit insurance earnings of $2.5 million.

•
The Corporate and Other segment’s $118.8 million operating loss was primarily due to $176.0 million of other operating expenses which is primarily interest and corporate overhead expenses. These expenses were partially offset by $57.5 million of investment income which represents income on assets supporting our equity capital.

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

•
Life Marketing segment operating loss was $2.3 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life operating income of $1.2 million, and an operating loss of $0.1 million in other lines.

•	Acquisitions segment operating income was $20.1 million. This included expected runoff of the in-force blocks of business.

•
Annuities segment operating income was $11.4 million for the period of January 1, 2015 to January 31, 2015. Included in that amount was $2.8 million of favorable SPIA mortality results and $2.6 million of unfavorable unlocking.

•
Stable Value Products segment operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

We experienced net realized gains of $184.5 million for the year ended December 31, 2014, as compared to net realized losses of $61.8 million for the year ended December 31, 2013. The gains realized for the year ended December 31, 2014, were primarily related to gains of $75.6 million related to investment securities sale activity, net gains of $94.0 million of derivatives related to VA contracts, and $36.7 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $7.3 million for other-than-temporary impairment credit-related losses, $6.1 million of losses for derivatives related to FIA contracts, and net losses of $8.4 million related to other investment and derivative activity.

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

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,553,658	$136,068	$1,684,393	$1,634,132
Reinsurance ceded	(671,487)	(51,142)	(830,207)	(838,023)
Net premiums and policy fees	882,171	84,926	854,186	796,109
Net investment income	446,518	47,622	553,006	521,219
Other income	2,160	414	2,813	3,204
Total operating revenues	1,330,849	132,962	1,410,005	1,320,532
Realized gains (losses)- investments	(13,008)	997	11,633	3,877
Realized gains (losses)- derivatives	(1,009)	(598)	157	—
Total revenues	1,316,832	133,361	1,421,795	1,324,409
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,109,341	123,525	1,073,660	1,142,619
Amortization of DAC and VOBA	108,035	4,584	171,782	24,838
Other operating expenses	58,609	7,124	47,688	46,263
Operating benefits and expenses	1,275,985	135,233	1,293,130	1,213,720
Amortization related to benefits and settlement expenses	499	(346)	1,726	513
Amortization of DAC/VOBA related to realized gains (losses)- investments	(224)	229	4,025	936
Total benefits and expenses	1,276,260	135,116	1,298,881	1,215,169
INCOME (LOSS) BEFORE INCOME TAX	40,572	(1,755)	122,914	109,240
Less: realized gains (losses)	(14,017)	399	11,790	3,877
Less: amortization related to benefits and settlement expenses	(499)	346	(1,726)	(513)
Less: related amortization of DAC/VOBA	224	(229)	(4,025)	(936)
OPERATING INCOME (LOSS)	$54,864	$(2,271)	$116,875	$106,812

The following table summarizes key data for the Life Marketing segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales By Product
Traditional	$512	$42	$501	$1,293
Universal life	143,969	11,473	129,508	153,428
BOLI	15	—	22	—
	$144,496	$11,515	$130,031	$154,721
Sales By Distribution Channel
Independent agents	$108,249	$9,027	$98,755	$108,180
Stockbrokers / banks	30,552	2,169	28,588	44,343
Other	5,695	319	2,688	2,198
	$144,496	$11,515	$130,031	$154,721
Average Life Insurance In-force(1)
Traditional	$380,364,300	$391,411,413	$400,127,927	$424,012,114
Universal life	176,050,239	153,317,720	139,824,061	109,131,467
	$556,414,539	$544,729,133	$539,951,988	$533,143,581
Average Account Values
Universal life	$7,321,233	$7,250,973	$7,178,418	$6,965,424
Variable universal life	586,840	574,257	559,566	475,064
	$7,908,073	$7,825,230	$7,737,984	$7,440,488

Operating expenses detail

Other operating expenses for the segment were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
			(Dollars In Thousands)
First year commissions	$163,209	$14,108	$154,241	$169,597
Renewal commissions	31,773	2,513	31,824	34,855
First year ceding allowances	(2,716)	(49)	(2,309)	(4,139)
Renewal ceding allowances	(153,112)	(12,364)	(148,599)	(167,853)
General & administrative	192,684	17,466	180,982	175,641
Taxes, licenses, and fees	28,722	2,509	28,192	36,823
Other operating expenses incurred	260,560	24,183	244,331	244,924
Less: commissions, allowances & expenses capitalized	(201,951)	(17,059)	(196,643)	(198,661)
Other operating expenses	$58,609	$7,124	$47,688	$46,263

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Net Premiums and Policy Fees

Net premiums and policy fees were $882.2 million for the period of February 1, 2015 to December 31, 2015. Included in this amount are traditional life net premiums of $426.9 million and universal life policy fees of $454.8 million.

Net Investment Income

Net investment income was $446.5 million for the period of February 1, 2015 to December 31, 2015. Included in this amount is traditional life net investment income of $59.5 million and universal life investment income of $376.0 million.

Other Income

Other income was $2.2 million for the period of February 1, 2015 to December 31, 2015. This amount is primarily due to fees on variable universal life funds.

Benefits and Settlement Expenses

Benefit and settlement expenses were $1.1 billion for the period of February 1, 2015 to December 31, 2015. This amount includes traditional life benefit and settlement expenses of $348.4 million and universal life benefit and settlement expenses of $757.9 million, including $288.3 million of interest on funds for universal life policies. For the period of February 1, 2015 to December 31, 2015, universal life and BOLI unlocking increased policy benefits and settlement expenses $1.6 million and was largely driven by assumption changes to lapses and yields.

Amortization of DAC and VOBA

DAC and VOBA amortization was $108.0 million for the period of February 1, 2015 to December 31, 2015. For the same period, universal life and BOLI unlocking decreased amortization $1.9 million.

Other Operating Expenses

Other operating expenses were $58.6 million for the period of February 1, 2015 to December 31, 2015. Other operating expenses for the insurance companies reflect commissions of $195.0 million, general and administrative expenses of $192.7 million, and taxes, licenses, and fees of $28.7 million, partly offset by ceding allowances of $155.8 million and capitalization of $202.0 million.

Sales

Sales for the segment were $144.5 million for the period of February 1, 2015 to December 31, 2015, comprised primarily of universal life sales.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA

DAC and VOBA amortization increased $146.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to differing impacts of unlocking. Unlocking during 2014 increased DAC and VOBA amortization by $94.0 million, as compared to a decrease of $47.6 million in 2013. The unlocking of DAC during 2014 was largely offset by favorable unlocking impacting benefit and settlement expenses.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(671,487)	$(51,142)	$(830,207)	$(838,023)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(586,030)	(58,501)	(819,301)	(818,597)
Amortization of DAC/VOBA	(5,350)	(3,766)	(57,270)	(45,574)
Other operating expenses(1)	(148,293)	(11,728)	(148,062)	(144,801)
Total benefits and expenses	(739,673)	(73,995)	(1,024,633)	(1,008,972)
NET IMPACT OF REINSURANCE	$68,186	$22,853	$194,426	$170,949

Allowances received	$(155,828)	$(12,413)	$(150,908)	$(169,552)
Less: Amount deferred	7,535	685	2,846	24,751
Allowances recognized (ceded other operating expenses)(1)	$(148,293)	$(11,728)	$(148,062)	$(144,801)

     The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 100% to 340%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $304.4 million and universal life policy fees of $365.2 million.

Ceded benefits and settlement expenses were $586.0 million for the period of February 1, 2015 to December 31, 2015. This amount is driven by ceded claims, partly offset by change in ceded reserves. Traditional life ceded benefits activity of $321.0 million was due to ceded death benefits, partly offset by ceded reserves. Universal life ceded benefits of $265.7 million were largely comprised of $239.4 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $5.4 million for the period of February 1, 2015 to December 31, 2015.

Ceded other operating expenses reflect the impact of reinsurance allowances on pre-tax income.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

The ceded premiums and policy fees were primarily comprised of ceded traditional life premiums of $22.6 million and universal life policy fees of $27.2 million. Traditional life ceded premiums for the period January 1, 2015 to January 31, 2015 were impacted by runoff and a number of policies with post level activity.

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

Ceded other operating expenses reflect the impact of reinsurance allowances on pre-tax income.
For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)
The decrease in ceded premiums and policy fees for 2014 as compared to 2013 was caused primarily by lower ceded universal life policy fees of $5.0 million and lower ceded traditional life premiums of $2.3 million. Ceded universal life policy fees decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was due to a $23.5 million reduction in ceded policy fees from a reinsurance settlement, which more than offset the increase in ceded universal life in-force during the year. Ceded traditional life premiums decreased from the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to fluctuations in the number of policies entering their post level period.
Ceded benefits and settlement expenses were higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in change in ceded reserves. Traditional ceded benefits decreased $3.6 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to lower ceded death benefits, largely offset by an increase in ceded reserves. Universal life ceded benefits increased $5.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to higher ceded claims, largely offset by a decrease in ceded reserves due to the impact of unlocking on ceded premiums. Ceded universal life claims were $72.4 million higher for the year ended December 31, 2014, as compared to the year ended December 31, 2013.
Ceded amortization of DAC and VOBA increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the differences in unlocking between the two periods.
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

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,023,413	$88,855	$1,171,550	$929,125
Reinsurance ceded	(332,672)	(26,512)	(399,530)	(409,648)
Net premiums and policy fees	690,741	62,343	772,020	519,477
Net investment income	639,422	71,088	874,653	617,298
Other income	11,119	1,240	15,963	6,924
Total operating revenues	1,341,282	134,671	1,662,636	1,143,699
Realized gains (losses)—investments	(173,879)	73,601	162,310	(160,065)
Realized gains (losses)—derivatives	166,027	(68,511)	(104,767)	202,945
Total revenues	1,333,430	139,761	1,720,179	1,186,579
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,054,598	100,693	1,227,751	839,616
Amortization of value of business acquired	2,070	4,803	58,515	71,836
Other operating expenses	89,960	9,041	122,349	78,244
Operating benefits and expenses	1,146,628	114,537	1,408,615	989,696
Amortization related to benefits and settlement expenses	12,884	1,233	20,085	11,770
Amortization of VOBA related to realized gains (losses)—investments	(35)	230	1,516	926
Total benefits and expenses	1,159,477	116,000	1,430,216	1,002,392
INCOME BEFORE INCOME TAX	173,953	23,761	289,963	184,187
Less: realized gains (losses)	(7,852)	5,090	57,543	42,880
Less: amortization related to benefits and settlement expenses	(12,884)	(1,233)	(20,085)	(11,770)
Less: related amortization of VOBA	35	(230)	(1,516)	(926)
OPERATING INCOME	$194,654	$20,134	$254,021	$154,003

The following table summarizes key data for the Acquisitions segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Average Life Insurance In-Force(1)(4)
Traditional	$175,316,149	$182,177,575	$188,466,828	$167,594,421
Universal life	32,022,655	33,413,557	34,995,011	27,771,451
	$207,338,804	$215,591,132	$223,461,839	$195,365,872
Average Account Values(5)
Universal life	$4,420,698	$4,486,843	$4,555,949	$3,330,496
Fixed annuity(2)	3,643,397	3,712,578	3,780,914	3,033,811
Variable annuity	1,327,080	1,396,587	1,474,256	583,758
	$9,391,175	$9,596,008	$9,811,119	$6,948,065
Interest Spread—UL & Fixed Annuities(5)
Net investment income yield(3)	4.36%	5.73%	5.64%	5.73%
Interest credited to policyholders	4.06	4.05	3.99	4.00
Interest spread	0.30%	1.68%	1.65%	1.73%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

(4)	Excludes $44,812,977 related to the MONY acquisition for the year ended December 31, 2013 (Predecessor Company).

(5)	Excludes the MONY acquisition for the year ended December 31, 2013 (Predecessor Company).

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Operating Revenues
Operating revenues for the segment were $1.3 billion and included net premiums and policy fees of $690.7 million, net investment income of $639.4 million, and other income of $11.1 million. The segment experienced expected runoff in the current period.
Total Benefits and Expenses
Total benefits and expenses were $1.2 billion, primarily due to operating benefits and expenses of $1.1 billion. Operating benefits and expenses included benefits and settlement expenses of $1.1 billion, amortization of VOBA of $2.1 million, and other operating expenses of $90.0 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $12.8 million to total benefits and expenses.
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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)
Segment Operating Income
Operating income was $254.0 million for the year ended December 31, 2014, an increase of $100.0 million, or 64.9%, as compared to the year ended December 31, 2013 primarily due to increased earnings from the MONY acquisition and a favorable change in unlocking of $19.3 million. The MONY acquisition operating income was $109.5 million for the year ended December 31, 2014, an increase of $84.3 million compared to 2013. This increase was due to a full year of MONY results being included in 2014 compared to only one quarter in 2013. Expected runoff offset other favorable items.
Operating Revenues
Net premiums and policy fees increased $252.5 million, or 48.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The impact of the MONY acquisition increased $277.4 million in 2014 compared to 2013, which reflects four quarters in 2014 as compared to one quarter in 2013. In addition, a 2014 reinsurance recapture increased net premiums $9.0 million compared to 2013. This increase was partly offset by expected runoff. Net investment income increased $257.3 million, or 41.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to the MONY acquisition, which was offset by expected runoff of other blocks of business.
Total Benefits and Expenses
Total benefits and expenses increased $427.8 million, or 42.7%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase was due to a $493.6 million impact from the MONY acquisition which was partly offset by more favorable unlocking, a reinsurance recapture, and the expected runoff of the in-force business. Unlocking was a favorable $14.1 million for the year ended December 31, 2014, as compared to unfavorable unlocking of $5.2 million for the year ended December 31, 2013.
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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(332,672)	$(26,512)	$(399,530)	$(409,648)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(326,068)	(25,832)	(340,647)	(330,153)
Amortization of value of business acquired	(260)	(233)	(13,885)	(8,968)
Other operating expenses	(43,284)	(3,647)	(45,596)	(50,159)
Total benefits and expenses	(369,612)	(29,712)	(400,128)	(389,280)

NET IMPACT OF REINSURANCE(1)	$36,940	$3,200	$598	$(20,368)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.

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

The net impact of reinsurance activity for the period of February 1, 2015 to December 31, 2015 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims. Ceded claims included an unusually elevated level of claims in a block that is assumed and then one hundred percent ceded to a third party.

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

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$138,146	$12,473	$149,825	$132,317
Reinsurance ceded	(75,563)	(6,118)	(74,379)	(51,974)
Net premiums and policy fees	62,583	6,355	75,446	80,343
Net investment income	296,839	37,189	465,849	468,329
Realized gains (losses)—derivatives	(29,227)	(2,402)	(25,755)	(27,392)
Other income	145,931	12,690	146,414	122,828
Total operating revenues	476,126	53,832	661,954	644,108
Realized gains (losses)—investments	(5,743)	(145)	9,601	8,418
Realized gains (losses)—derivatives, net of economic cost	(73,732)	77,231	113,621	(83,522)
Total revenues	396,651	130,918	785,176	569,004
BENEFITS AND EXPENSES
Benefits and settlement expenses	224,237	26,919	305,207	320,209
Amortization of DAC and VOBA	(18,524)	6,217	37,089	47,355
Other operating expenses	123,585	9,333	115,643	110,266
Operating benefits and expenses	329,298	42,469	457,939	477,830
Amortization related to benefits and settlement expenses	697	3,128	9,281	(2,036)
Amortization of DAC/VOBA related to realized gains (losses)—investments	(22,547)	(13,216)	10,359	(15,857)
Total benefits and expenses	307,448	32,381	477,579	459,937
INCOME BEFORE INCOME TAX	89,203	98,537	307,597	109,067
Less: realized gains (losses)—investments	(5,743)	(145)	9,601	8,418
Less: realized gains (losses)—derivatives, net of economic cost	(73,732)	77,231	113,621	(83,522)
Less: amortization related to benefits and settlement expenses	(697)	(3,128)	(9,281)	2,036
Less: related amortization of DAC/VOBA	22,547	13,216	(10,359)	15,857
OPERATING INCOME	$146,828	$11,363	$204,015	$166,278

The following table summarizes key data for the Annuities segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Fixed annuity	$566,290	$28,335	$831,147	$693,128
Variable annuity	1,096,113	59,115	952,641	1,866,494
	$1,662,403	$87,450	$1,783,788	$2,559,622
Average Account Values
Fixed annuity(1)	$8,223,481	$8,171,438	$8,220,560	$8,233,343
Variable annuity	12,506,856	12,365,217	12,309,922	10,696,375
	$20,730,337	$20,536,655	$20,530,482	$18,929,718
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.71%	5.22%	5.44%	5.50%
Interest credited to policyholders	2.88	3.17	3.33	3.53
Interest spread	0.83%	2.05%	2.11%	1.97%

(1)	Includes general account balances held within VA products.

(2)	Interest spread on average general account values.

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative - GMWB(1)	6,512	(68,503)	(119,844)	162,737
Funds withheld	30,117	(9,073)	47,792	71,862
Total derivatives related to VA contracts	(103,082)	75,861	94,002	(112,006)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Economic cost - VA GMWB(2)	29,227	2,402	25,755	27,392
Realized gains (losses) - derivatives, net of economic cost	$(73,732)	$77,231	$113,621	$(83,522)

(1)
Includes impact of nonperformance risk of $(2.0) million, $3.1 million, $(1.5) million, and $(7.2) million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$166,765	$82,346
GMDB Reserves	26,646	21,403
GMWB and GMAB Reserves	18,522	25,964
Account value subject to GMWB rider	9,306,644	9,738,496
GMWB Benefit Base	10,304,939	9,837,891
GMAB Benefit Base	4,323	4,967
S&P 500® Index	2,044	2,059

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Operating Revenues
Segment operating revenues were $476.1 million for the period of February 1, 2015 to December 31, 2015. Operating revenue consisted of $296.8 million of net investment income, $62.6 million of policy fees, $145.9 million in other income, and $29.2 million related to GMWB economic cost from the VA line of business.
Benefits and Settlement Expenses
Benefits and settlement expenses were $224.2 million for the period of February 1, 2015 to December 31, 2015. Included in that amount was $0.8 million in unfavorable SPIA mortality results, an increase in guaranteed benefit reserves of $3.8 million primarily from the VA line of business, and $1.9 million of unfavorable unlocking.
Amortization of DAC and VOBA
DAC and VOBA amortization was $18.5 million favorable for the period of February 1, 2015 to December 31, 2015 due to the allocation of negative VOBA to some of the products within the segment. There was $4.4 million of favorable unlocking recorded by the segment during the period of February 1, 2015 to December 31, 2015.
Other Operating Expenses
Other operating expenses were $123.6 million for the period of February 1, 2015 to December 31, 2015. Operating expenses consisted of $31.8 million in acquisition expenses, $46.1 million in maintenance and overhead expenses, and $45.7 million in commission expenses.
Sales
Total sales were $1.7 billion for the period of February 1, 2015 to December 31, 2015. Fixed annuity sales were $566.3 million and variable annuity sales were $1.1 billion.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA

The decrease in DAC and VOBA amortization for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was primarily due to a favorable change in normal amortization primarily due to lower rates of amortization in the VA line. The segment recorded favorable DAC unlocking of $9.8 million for the year ended December 31, 2014, as compared to favorable unlocking of $13.8 million for the year ended December 31, 2013.
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

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment
Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(75,563)	$(6,118)	$(74,379)	$(51,974)
Realized gains (losses)- derivatives	41,332	3,754	44,912	32,344
Total operating revenues	(34,231)	(2,364)	(29,467)	(19,630)
Realized gains (losses)- derivatives, net of economic cost	(9,114)	125,688	284,391	(123,241)
Total revenues	(43,345)	123,324	254,924	(142,871)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(1,890)	(567)	(1,962)	(1,247)
Amortization of DAC/VOBA	—	304	(4,074)	(853)
Other operating expenses	(1,511)	(523)	(2,147)	(1,684)
Operating benefits and expenses	(3,401)	(786)	(8,183)	(3,784)
Amortization of DAC/VOBA related to realized gain (loss) investments	—	402	56,172	(30,483)
Total benefit and expenses	(3,401)	(384)	47,989	(34,267)

NET IMPACT OF REINSURANCE	$(39,944)	$123,708	$206,935	$(108,604)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance for the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) was unfavorable by $39.9 million and favorable by $123.7 million, respectively, primarily due to realized gains and losses on derivatives that were ceded.

The net impact of reinsurance is favorable by $206.9 million for the year December 31, 2014, as compared to the unfavorable net impact of $108.6 million for the year ended December 31, 2013, primarily due to realized gains on derivatives that were ceded.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Net investment income	$78,459	$6,888	$107,170	$123,798
Other income	133	—	3,536	759
Total operating revenues	78,592	6,888	110,706	124,557
Realized gains (losses)	1,078	1,293	17,002	(1,583)
Total revenues	79,670	8,181	127,708	122,974
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,348	2,255	35,559	41,793
Amortization of DAC and VOBA	43	25	380	398
Other operating expenses	2,620	79	1,413	1,805
Total benefits and expenses	22,011	2,359	37,352	43,996
INCOME BEFORE INCOME TAX	57,659	5,822	90,356	78,978
Less: realized gains (losses)	1,078	1,293	17,002	(1,583)
OPERATING INCOME	$56,581	$4,529	$73,354	$80,561

The following table summarizes key data for the Stable Value Products segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
GIC	$114,700	$—	$41,650	$494,582
GFA—Direct Institutional	699,648	—	50,000	—
	$814,348	$—	$91,650	$494,582

Average Account Values	$1,933,838	$1,932,722	$2,384,824	$2,537,307
Ending Account Values	$2,131,822	$1,911,751	$1,959,488	$2,559,552

Operating Spread
Net investment income yield	4.36%	4.28%	4.50%	4.88%
Other income yield	0.01	—	0.17	0.03
Interest credited	1.12	1.40	1.49	1.65
Operating expenses	0.15	0.07	0.08	0.09
Operating spread	3.10%	2.81%	3.10%	3.17%

Adjusted operating spread(1)	1.88%	2.76%	2.71%	2.67%

(1)	Excludes participating mortgage loan income and other income.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Segment Operating Income
Operating income of $56.6 million was primarily due to activity in average account values, operating spreads, and participating mortgage income. Participating mortgage income was $23.0 million and the adjusted operating spread, which excludes participating income, was 188 basis points.
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)
Segment Operating Income
Operating income of $4.5 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $0.1 million and the adjusted operating spread, which excludes participating income, was 276 basis points.
For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)
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

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$263,709	$21,843	$260,828	$253,588
Reinsurance ceded	(94,929)	(7,860)	(91,616)	(87,781)
Net premiums and policy fees	168,780	13,983	169,212	165,807
Net investment income	14,042	1,540	18,830	19,046
Other income	111,835	9,043	117,354	111,929
Total operating revenues	294,657	24,566	305,396	296,782
BENEFITS AND EXPENSES
Benefits and settlement expenses	99,216	7,447	93,193	97,174
Amortization of DAC and VOBA	26,219	1,858	24,169	23,603
Other operating expenses	151,590	13,354	161,760	155,857
Total benefits and expenses	277,025	22,659	279,122	276,634
INCOME BEFORE INCOME TAX	17,632	1,907	26,274	20,148
OPERATING INCOME	$17,632	$1,907	$26,274	$20,148
The following table summarizes key data for the Asset Protection segment:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Sales
Credit insurance	$23,837	$2,087	$29,399	$33,635
Service contracts	339,845	26,551	354,965	344,081
GAP	87,017	6,318	73,610	66,646
	$450,699	$34,956	$457,974	$444,362
Loss Ratios(1)
Credit insurance	28.8%	27.9%	27.7%	36.1%
Service contracts	53.3	54.4	56.9	61.3
GAP	86.4	61.5	62.0	58.1

(1)	Incurred claims as a percentage of earned premiums

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Net Premiums and Policy Fees
Net premiums and policy fees were $168.8 million which consisted of service contract premiums of $118.8 million, GAP premiums of $37.4 million, and credit insurance premiums of $12.6 million.
Other Income
Other income activity consisted of $92.7 million from the service contract line, $19.0 million from the GAP product line, and $0.1 million from the credit insurance line.

Benefits and Settlement Expenses
Benefits and settlement expenses activity was $63.3 million in service contract claims, $32.3 million in GAP claims and $3.6 million in credit insurance claims.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA consisted of $13.2 million in the credit insurance line, $11.2 million in the GAP line, and $1.8 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $151.6 million including activity in all products lines.
Sales
Total segment sales consisted of $339.8 million in the service contract line, $87.0 million in the GAP product line, and credit insurance sales of $23.8 million.
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

 For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA and Other Operating Expenses

Amortization of DAC and VOBA increased $0.6 million, or 2.4%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a decline in ceded activity in the GAP product line mostly offset by lower DAC balances in the service contract and credit product lines. Other operating expenses increased $5.9 million, or 3.8%, for the year ended December 31, 2014, primarily due to higher volume.

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

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(94,929)	$(7,860)	$(91,616)	$(87,781)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(61,048)	(4,249)	(55,781)	(52,402)
Amortization of DAC/VOBA	(126)	(481)	(7,507)	(13,788)
Other operating expenses	(7,689)	(653)	(7,675)	(7,300)
Total benefits and expenses	(68,863)	(5,383)	(70,963)	(73,490)

NET IMPACT OF REINSURANCE(1)	$(26,066)	$(2,477)	$(20,653)	$(14,291)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Reinsurance premiums ceded of $94.9 million consisted of ceded premiums in the service contract line of $56.9 million, ceded premiums in the GAP product line of $22.1 million, and ceded premiums in the credit insurance line of $15.9 million.

Benefits and settlement expenses ceded consisted of $46.0 million in service contract ceded claims, $11.8 million in GAP ceded claims, and $3.2 million in credit insurance ceded claims.

Other operating expenses ceded of $7.7 million was mainly due to ceded activity in the credit insurance and GAP product lines.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies' profitability on business that we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

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

For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

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

Amortization of DAC and VOBA ceded decreased $6.3 million, or 45.6%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as the result of a change in the mix of business in the GAP product line. Other operating expenses ceded increased $0.4 million, or 5.1%, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily as a result of increases in the GAP product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$13,896	$1,343	$16,473	$18,160
Reinsurance ceded	(220)	—	(11)	(11)
Net premiums and policy fees	13,676	1,343	16,462	18,149
Net investment income	57,516	278	78,505	86,498
Other income	609	1	8,253	4,776
Total operating revenues	71,801	1,622	103,220	109,423
Realized gains (losses)—investments	(2,303)	4,919	(2,742)	5,180
Realized gains (losses)—derivatives	(3,696)	16,318	3,475	(9,681)
Total revenues	65,802	22,859	103,953	104,922
BENEFITS AND EXPENSES
Benefits and settlement expenses	14,568	1,721	20,001	22,330
Amortization of DAC and VOBA	27	87	485	625
Other operating expenses	176,038	16,476	181,782	161,088
Total benefits and expenses	190,633	18,284	202,268	184,043
INCOME (LOSS) BEFORE INCOME TAX	(124,831)	4,575	(98,315)	(79,121)
Less: realized gains (losses)—investments	(2,303)	4,919	(2,742)	5,180
Less: realized gains (losses)—derivatives	(3,696)	16,318	3,475	(9,681)
OPERATING INCOME (LOSS)	$(118,832)	$(16,662)	$(99,048)	$(74,620)
For The Period of February 1, 2015 to December 31, 2015 (Successor Company)
Operating Revenues
Operating revenues of $71.8 million were primarily due to $57.5 million of investment income which represents income on assets supporting our equity capital.
Total Benefits and Expenses
Total benefits and expenses of $190.6 million were primarily due to $176.0 million of other operating expenses which included corporate overhead expenses and $75.7 million of interest expense.
For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating Revenues

Operating revenues of $1.6 million were primarily due to $1.3 million of premiums and policy fees and $0.3 million of net investment income.

Total Benefits and Expenses

Total benefits and expenses of $18.3 million was primarily due to $16.5 million of other operating expenses which included corporate overhead expenses and $7.2 million of interest expense.

 For The Year Ended December 31, 2014 as compared to The Year Ended December 31, 2013 (Predecessor Company)

Segment Operating Income (Loss)

Corporate and Other segment operating loss was $99.0 million for the year ended December 31, 2014, as compared to an operating loss of $74.6 million for the year ended December 31, 2013. The decrease was primarily due to a $20.7 million unfavorable variance related to other operating expenses and an $8.0 million unfavorable variance related to a decrease in net investment income. Offsetting these negative variances was a $3.0 million favorable variance related to gains on the repurchase of non-recourse funding obligations.

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

CONSOLIDATED INVESTMENTS

As of December 31, 2015 (Successor Company), our investment portfolio was approximately $45.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor Company		Predecessor Company
	As of		As of
	December 31, 2015		December 31, 2014
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2015 Successor - $29,849,592; 2014 Predecessor - $26,358,248)	$27,396,560	60.8%	$28,835,015	63.3%
Privately issued bonds (amortized cost: 2015 Successor - $9,065,023; 2014 Predecessor - $7,793,600)	8,636,970	19.2	8,356,225	18.3
Preferred stock (amortized cost: 2015 Successor - $68,558)	66,882	0.1	—	—
Fixed maturities	36,100,412	80.1	37,191,240	81.6
Equity securities (cost: 2015 Successor - $693,147; 2014 Predecessor $735,297)	699,925	1.6	756,790	1.7
Mortgage loans	5,662,812	12.6	5,133,780	11.3
Investment real estate	11,118	—	5,918	—
Policy loans	1,699,508	3.8	1,758,237	3.9
Other long-term investments	594,036	1.3	491,282	1.1
Short-term investments	263,837	0.6	246,717	0.4
Total investments	$45,031,648	100.0%	$45,583,964	100.0%

Included in the preceding table are $2.7 billion and $2.8 billion of fixed maturities and $61.7 million and $95.1 million of short-term investments classified as trading securities as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The trading portfolio includes invested assets of $2.7 billion and $2.8 billion as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $593.3 million and $435.0 million of securities classified as held-to-maturity as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Fixed Maturity Investments

As of December 31, 2015 (Successor Company), our fixed maturity investment holdings were approximately $36.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company	Predecessor Company
	As of	As of
Rating	December 31, 2015	December 31, 2014
AAA	14.5%	12.3%
AA	7.9	7.4
A	32.0	33.1
BBB	39.0	40.9
Below investment grade	4.9	5.2
Not rated	1.7	1.1
	100.0%	100.0%

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

The distribution of our fixed maturity investments by type is as follows:

	Successor Company	Predecessor Company
	As of	As of
Type	December 31, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Corporate securities	$27,119.1	$28,837.8
Residential mortgage-backed securities	2,051.9	1,706.4
Commercial mortgage-backed securities	1,432.6	1,328.4
Other asset-backed securities	1,072.5	1,114.0
U.S. government-related securities	1,770.5	1,679.3
Other government-related securities	76.6	77.2
States, municipals, and political subdivisions	1,917.0	2,013.1
Preferred stock	66.9	—
Other	593.3	435.0
Total fixed income portfolio	$36,100.4	$37,191.2

The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $32.8 billion, or 91.0%, of our fixed maturities as “available-for-sale” as of December 31, 2015 (Successor Company). These securities are carried at fair value on our consolidated balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $593.3 million, or 1.6%, of our fixed maturities as “held-to-maturity” as of December 31, 2015 (Successor Company). These securities are carried at amortized cost on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 7.4%, of our fixed maturities and $61.7 million of short-term investments as of December 31, 2015 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company	Predecessor Company
	As of	As of
Rating	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$542,080	$478,632
AA	309,852	290,255
A	752,419	910,669
BBB	771,501	824,143
Below investment grade	288,197	312,594
Total Modco trading fixed maturities	$2,664,049	$2,816,293

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2015 (Successor Company), were approximately $4.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential Mortgage-Backed Securities—As of December 31, 2015 (Successor Company), our RMBS portfolio was approximately $2.1 billion. As of December 31, 2014 (Predecessor Company), our RMBS portfolio was approximately $1.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities ("PACs") pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.
The tables below include a breakdown of these holdings by type and rating as of December 31, 2015 (Successor Company).

Type	Percentage of Residential Mortgage-Backed Securities
Sequential	36.3%
PAC	29.2
Pass Through	12.8
Other	21.7
100.0%

Rating	Percentage of Residential Mortgage-Backed Securities
AAA	77.3%
AA	0.1
A	0.2
BBB	0.3
Below investment grade	22.1%
100.0%

Alt-A Collateralized Holdings
As of December 31, 2015 (Successor Company), we held securities with a fair value of $304.5 million, or 0.7% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $351.6 million supported by collateral classified as Alt-A. We include in this classification certain whole loan securities where such securities have underlying mortgages with a high level of limited loan documentation. As of December 31, 2015 (Successor Company), these securities had a fair value of $113.7 million and an unrealized loss of $2.5 million.
The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Alt-A Securities
BBB	0.9%
Below investment grade	99.1
100.0%
The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2015 (Successor Company):
Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
BBB	$2.8	$—	$—	$—	$—	$2.8
Below investment grade	301.7	—	—	—	—	301.7
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$304.5	$—	$—	$—	$—	$304.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
BBB	$—	$—	$—	$—	$—	$—
Below investment grade	(6.4)	—	—	—	—	(6.4)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(6.4)	$—	$—	$—	$—	$(6.4)

Sub-Prime Collateralized Holdings
As of December 31, 2015 (Successor Company), we held securities with a total fair value of $1.4 million that were supported by collateral classified as sub-prime. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.7 million that were supported by collateral classified as sub-prime.
Prime Collateralized Holdings
As of December 31, 2015 (Successor Company), we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.7 billion, or 3.9%, of total invested assets. As of December 31, 2014 (Predecessor Company), we held securities with a fair value of $1.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).
The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Prime Securities
AAA	90.8%
AA	0.1
A	0.2
BBB	0.2
Below investment grade	8.7
100.0%
The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2015 (Successor Company):
Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$735.1	$74.2	$157.2	$160.2	$458.7	$1,585.4
AA	—	—	—	1.4	—	1.4
A	3.5	—	—	—	—	3.5
BBB	2.8	—	—	—	—	2.8
Below investment grade	152.9	—	—	—	—	152.9
Total mortgage-backed securities collateralized by prime mortgage loans	$894.3	$74.2	$157.2	$161.6	$458.7	$1,746.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(1.9)	$(1.6)	$(3.6)	$1.0	$0.6	$(5.5)
AA	—	—	—	—	—	—
A	—	—	—	—	—	—
BBB	—	—	—	—	—	—
Below investment grade	(0.7)	—	—	—	—	(0.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$(2.6)	$(1.6)	$(3.6)	$1.0	$0.6	$(6.2)

Commercial Mortgage-Backed Securities—Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2015 (Successor Company), the CMBS holdings were approximately $1.4 billion. As of December 31, 2014 (Predecessor Company), the CMBS holdings were approximately $1.3 billion.
The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Commercial Mortgage-Backed Securities
AAA	70.0%
AA	17.6
A	11.5
BBB	0.9
100.0%
The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2015 (Successor Company):
Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$330.1	$312.3	$148.4	$157.6	$54.1	$1,002.5
AA	57.9	42.8	29.9	59.0	62.8	252.4
A	78.9	14.4	19.9	—	51.3	164.5
BBB	13.2	—	—	—	—	13.2
Total commercial mortgage-backed securities	$480.1	$369.5	$198.2	$216.6	$168.2	$1,432.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(8.3)	$(10.8)	$(5.4)	$(8.2)	$(0.7)	$(33.4)
AA	(2.2)	(1.4)	(1.0)	(3.8)	(0.1)	(8.5)
A	(0.9)	(0.3)	(0.9)	—	(0.7)	(2.8)
BBB	—	—	—	—	—	—
Total commercial mortgage-backed securities	$(11.4)	$(12.5)	$(7.3)	$(12.0)	$(1.5)	$(44.7)

Other Asset-Backed Securities—Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2015 (Successor Company), these holdings were approximately $1.1 billion. As of December 31, 2014 (Predecessor Company), these holdings were approximately $1.1 billion.
The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2015 (Successor Company):

Rating	Percentage of Other Asset- Backed Securities
AAA	55.5%
AA	18.4
A	14.3
BBB	1.3
Below investment grade	10.5
100.0%
The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2015 (Successor Company):
Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$489.9	$41.6	$18.4	$29.8	$15.5	$595.2
AA	149.5	47.6	—	—	—	197.1
A	60.6	47.4	30.5	13.3	2.0	153.8
BBB	13.5	—	—	—	—	13.5
Below investment grade	112.9	—	—	—	—	112.9
Total other asset-backed securities	$826.4	$136.6	$48.9	$43.1	$17.5	$1,072.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
Rating	2011 and Prior	2012	2013	2014	2015	Total
	(Dollars In Millions)
AAA	$(10.1)	$(1.7)	$(1.0)	$(0.8)	$(0.1)	$(13.7)
AA	2.4	(0.7)	—	—	—	1.7
A	(4.4)	(0.5)	(0.6)	(0.7)	—	(6.2)
BBB	(0.1)	—	—	—	—	(0.1)
Below investment grade	(1.2)	—	—	—	—	(1.2)
Total other asset-backed securities	$(13.4)	$(2.9)	$(1.6)	$(1.5)	$(0.1)	$(19.5)

We obtained ratings of our fixed maturities from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Corporation ("S&P"), and/or Fitch Ratings ("Fitch"). If a fixed maturity is not rated by Moody's, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners ("NAIC"), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2015 (Successor Company), over 98.3% of our fixed maturities were rated by Moody's, S&P, Fitch, and/or the NAIC.
The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company		Predecessor Company
	As of December 31, 2015	% Fair Value	As of December 31, 2014	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,359,169	9.3%	$2,931,579	7.9%
Other finance	482,147	1.3	665,866	1.8
Electric utility	3,707,729	10.3	4,062,991	10.9
Energy and natural gas	3,940,588	10.9	4,593,251	12.4
Insurance	2,924,523	8.1	2,969,648	8.0
Communications	1,338,544	3.7	1,504,581	4.0
Basic industrial	1,480,354	4.1	1,763,195	4.7
Consumer noncyclical	3,134,732	8.7	3,247,522	8.7
Consumer cyclical	1,712,862	4.7	1,986,710	5.3
Finance companies	118,214	0.3	240,976	0.6
Capital goods	1,418,653	3.9	1,369,912	3.7
Transportation	969,329	2.7	993,067	2.7
Other industrial	313,957	0.9	338,285	0.9
Brokerage	546,726	1.5	607,445	1.6
Technology	1,315,958	3.6	1,078,026	2.9
Real estate	189,955	0.5	246,712	0.7
Other utility	232,601	0.6	238,089	0.6
Commercial mortgage-backed securities	1,432,607	4.0	1,328,363	3.6
Other asset-backed securities	1,072,474	3.0	1,113,955	3.0
Residential mortgage-backed non-agency securities	1,102,310	3.1	779,612	2.1
Residential mortgage-backed agency securities	949,621	2.6	926,760	2.5
U.S. government-related securities	1,770,524	4.9	1,679,356	4.5
Other government-related securities	76,567	0.2	77,204	0.2
State, municipals, and political divisions	1,916,954	5.3	2,013,135	5.4
Other	593,314	1.8	435,000	1.3
Total	$36,100,412	100.0%	$37,191,240	100.0%
Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of December 31, 2015 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $36.1 billion, which was 7.7% below amortized cost of $39.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.
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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2015 (Successor Company), assuming the loans are called at their next call dates, approximately $143.5 million will be due in 2016, $854.5 million in 2017 through 2021, $242.5 million in 2022 through 2026, and $11.3 million thereafter.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), approximately $449.2 million and $553.6 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), we recognized $29.8 million, $0.1 million, and $16.7 million of participating mortgage loan income, respectively.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2015 (Successor Company) there were no allowances for mortgage loan credit losses and as of December 31, 2014 (Predecessor Company), our allowance for mortgage loan credit losses was $5.7 million. While our mortgage loans do not have quoted market values, as of December 31, 2015 (Successor Company), we estimated the fair value of our mortgage loans to be $5.5 billion (using discounted cash flows from the next call date), which was approximately 2.3% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), we accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company), $3.7 million related to foreclosures. These transactions resulted in no material realized losses in our investment in mortgage loans net of existing allowances for mortgage loans losses for the period of February 1, 2015 to December 31, 2015 (Successor Company). Of the mortgage loan transactions accounted for as troubled debt restructurings, none remain on our balance sheet as of December 31, 2015 (Successor Company).

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2015 (Successor Company), $4.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). We foreclosed on $3.7 million nonperforming loans during the period of February 1, 2015 to December 31, 2015 (Successor Company). We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2015 (Successor Company):

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$4,681,576	14.3%
AA	2,554,854	7.8
A	10,812,424	32.9
BBB	13,304,712	40.5
Investment grade	31,353,566	95.5
BB	1,026,041	3.1
B	134,765	0.4
CCC or lower	328,677	1.0
Below investment grade	1,489,483	4.5
Total	$32,843,049	100.0%
Not included in the table above are $2.4 billion of investment grade and $288.2 million of below investment grade fixed maturities classified as trading securities and $593.3 million of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2015 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2015 (Successor Company):

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$211.5	$—	$211.5
Wells Fargo & Co.	198.8	2.3	201.1
AT&T Inc.	199.1	—	199.1
Berkshire Hathaway Inc.	198.9	—	198.9
JP Morgan Chase and Company	158.9	22.3	181.2
Bank of America Corp.	175.3	0.9	176.2
General Electric	174.4	—	174.4
Duke Energy Corp.	174.3	—	174.3
Comcast Corp.	169.2	—	169.2
Nextera Energy Inc.	159.7	—	159.7
Total	$1,820.1	$25.5	$1,845.6

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that approximately $27.0 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $1.6 million of non-credit losses in other comprehensive income (loss). For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we concluded that approximately $0.5 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings as well as $0.1 million of non-credit losses recorded in other comprehensive income.

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

During 2014 and 2015, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that certain investment securities within the energy and natural gas sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $0.1 million impairment recognized in net income.

The energy and natural gas sector securities in an unrealized loss position held as of December 31, 2015 (Successor Company) are presented in the following tables:

Energy and Natural Gas
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Midstream	$1,473,213	$1,795,984	$(322,771)	46.8%
Integrated	588,821	697,921	(109,100)	15.8
Distributors	580,424	658,836	(78,412)	11.3
Independent	395,383	466,187	(70,804)	10.2
Oil Field Services	529,700	614,842	(85,142)	12.3
Refining	149,860	174,645	(24,785)	3.6
Total	$3,717,401	$4,408,415	$(691,014)	100.0%

Energy and Natural Gas
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Distributors	$314,281	$342,217	$(27,936)	4.0%
	Independent	49,034	53,310	(4,276)	0.6
	Integrated	253,735	295,450	(41,715)	6.1
	Midstream	156,409	182,688	(26,279)	3.8
	Oil Field Services	149,247	164,482	(15,235)	2.2

BBB	Distributors	248,845	289,484	(40,639)	5.9
	Independent	341,382	407,777	(66,395)	9.6
	Integrated	311,377	372,930	(61,553)	8.9
	Midstream	1,181,676	1,446,017	(264,341)	38.3
	Oil Field Services	309,283	371,702	(62,419)	9.0
	Refining	139,815	164,244	(24,429)	3.5
Total investment grade		3,455,084	4,090,301	(635,217)	91.9

Below investment grade	Distributors	17,298	27,135	(9,837)	1.4
	Independent	4,967	5,100	(133)	—
	Integrated	23,709	29,541	(5,832)	0.8
	Midstream	135,128	167,279	(32,151)	4.7
	Oil Field Services	71,170	78,658	(7,488)	1.1
	Refining	10,045	10,401	(356)	0.1
Total below investment grade		262,317	318,114	(55,797)	8.1
Total energy and natural gas		$3,717,401	$4,408,415	$(691,014)	100.0%

During 2015, the metals and mining sector (a sub-sector of the basic industrial sector) experienced increased volatility due to the decline in precious and base metal prices. A prolonged decline in these prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in these prices. Many of these companies have displayed financial discipline by reducing capital expenditures and reducing dividends to conserve cash and maintain their credit ratings. For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that certain investment securities within the metals and mining sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $26.5 million impairment recognized in net income.

The basic industrial sector securities in an unrealized loss position held as of December 31, 2015 (Successor Company) are presented in the following tables:

Basic Industrial
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Chemicals	$664,746	$759,098	$(94,352)	37.1%
Metals and Mining	599,597	748,435	(148,838)	58.6
Paper	138,738	149,764	(11,026)	4.3
Total	$1,403,081	$1,657,297	$(254,216)	100.0%

Basic Industrial
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Chemicals	$272,199	$304,022	$(31,823)	12.5%
	Metals and Mining	189,633	220,968	(31,335)	12.3

BBB	Chemicals	392,107	453,596	(61,489)	24.2
	Metals and Mining	244,402	308,045	(63,643)	25.1
	Paper	138,738	149,764	(11,026)	4.3
Total investment grade		1,237,079	1,436,395	(199,316)	78.4

Below investment grade	Chemicals	440	1,480	(1,040)	0.4
	Metals and Mining	165,562	219,422	(53,860)	21.2
Total below investment grade		166,002	220,902	(54,900)	21.6
Total basic industrial		$1,403,081	$1,657,297	$(254,216)	100.0%
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

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$508.0	$759.3	$1,267.3
Netherlands	160.3	189.4	349.7
Switzerland	163.9	148.0	311.9
France	106.6	193.9	300.5
Germany	113.9	114.2	228.1
Spain	23.1	198.4	221.5
Sweden	129.9	31.5	161.4
Norway	12.1	88.1	100.2
Italy	—	92.5	92.5
Belgium	—	88.5	88.5
Ireland	11.0	55.9	66.9
Luxembourg	—	43.4	43.4
Total securities	1,228.8	2,003.1	3,231.9
Derivatives:
Germany	30.8	—	30.8
United Kingdom	29.6	—	29.6
Switzerland	9.3	—	9.3
France	4.4	—	4.4
Total derivatives	74.1	—	74.1
Total securities	$1,302.9	$2,003.1	$3,306.0

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturity gains - sales	$8,640	$6,920	$76,242	$69,356
Fixed maturity losses - sales	(7,368)	(29)	(1,168)	(6,195)
Equity gains - sales	95	—	495	3,276
Equity losses - sales	(1,096)	—	—	—
Impairments on fixed maturity securities	(26,993)	(481)	(7,275)	(19,100)
Impairments on equity securities	—	—	—	(3,347)
Modco trading portfolio	(167,359)	73,062	142,016	(178,134)
Other	153	1,200	(12,283)	(9,840)
Total realized gains (losses) - investments	$(193,928)	$80,672	$198,027	$(143,984)

Derivatives related to VA contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative - GMWB	6,512	(68,503)	(119,844)	162,737
Funds withheld derivative	30,117	(9,073)	47,792	71,862
Total derivatives related to VA contracts	(103,082)	75,861	94,002	(112,006)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Derivatives related to IUL contracts:
Embedded derivative - IUL	(614)	(486)	(8)	—
Equity futures - IUL	144	3	15	—
Equity options - IUL	(540)	(115)	150	—
Total derivatives related to IUL contracts	(1,010)	(598)	157	—
Embedded derivative - Modco reinsurance treaties	166,092	(68,026)	(105,276)	205,176
Interest rate swaps	—	—	—	2,985
Derivatives with PLC(1)	(3,778)	15,863	4,085	(15,072)
Other derivatives	91	(37)	(324)	(14)
Total realized gains (losses) - derivatives	$58,436	$22,031	$(13,492)	$82,161

(1) These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the period of February 1, 2015 to December 31, 2015 (Successor Company), we concluded that approximately $27.0 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $1.6 million of non-credit losses was recorded in other comprehensive income (loss). For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $0.5 million due to credit-related factors, resulting in a charge to earnings as well as $0.1 million of non-credit losses recorded in other comprehensive income. For the year ended December 31, 2014 (Predecessor Company), we recognized pre-tax other-than-temporary impairments of $7.3 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015
	to	to	For The Year Ended
	December 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Millions)	(Dollars In Millions)
Alt-A MBS	$—	$0.3	$3.6
Other MBS	0.2	0.2	2.9
Corporate securities	26.6	—	—
Other	0.2	—	0.8
Total	$27.0	$0.5	$7.3

     As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value of $178.4 million and $0.4 million, respectively. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company):

	Successor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$24,700	13.8%	$(1,570)	18.6%
>90 days but <= 180 days	44,860	25.2	(2,513)	29.7
>180 days but <= 270 days	57,411	32.2	(3,358)	39.7
>270 days but <= 1 year	51,444	28.8	(1,023)	12.0
>1 year	—	—	—	—
Total	$178,415	100.0%	$(8,464)	100.0%

	Predecessor Company

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$87	20.1%	$(6)	20.8%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	4	0.9	—	1.5
>1 year	344	79.0	(23)	77.7
Total	$435	100.0%	$(29)	100.0%

For the period of February 1, 2015 to December 31, 2015 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $178.4 million. The loss realized on the sale of these securities was $8.5 million for the period of February 1, 2015 to December 31, 2015 (Successor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. We had an immaterial loss for the period of January 1, 2015 to January 31, 2015 (Predecessor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we sold securities in an unrealized gain position with a fair value of $948.8 million and $172.6 million, respectively. The gain realized on the sale of these securities was $8.7 million and $6.9 million, respectively.

The $0.2 million of other realized gains recognized for the period of February 1, 2015 to December 31, 2015 (Successor Company), consisted of realized gains of $1.4 million related to the sale of a partnership and $2.5 million related to a decrease in mortgage loan reserves. These gains were partially offset by realized losses of $3.7 million related to mortgage loans.

The $1.2 million of other realized gains recognized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily consisted of a decrease in the mortgage loan reserves of $2.3 million, mortgage loan losses of $1.0 million, and partnership losses of $0.1 million.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) net losses of $167.4 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $7.0 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business.

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

The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $166.1 million during the period of February 1, 2015 to December 31, 2015 (Successor Company). These gains were due to higher credit spreads and treasury yields.

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

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $103.1 million and and net realized gains of $75.9 million, respectively. The net losses on derivatives related to VA contracts for the period of February 1, 2015 to December 31, 2015 (Successor Company) in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GMWB embedded derivatives.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $30.1 million and a pre-tax loss of $9.1 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $4.2 million and a pre-tax gain of $15.8 million related to the interest support agreement and pre-tax gains of $0.6 million and an immaterial gain related to the YRT premium support agreement for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

We entered into two separate portfolio maintenance agreements in October 2012. We recognized losses of $0.2 million and pre-tax gains of $0.1 million, respectively, for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.1 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and immaterial losses for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2015 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.9 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2015 (Successor Company), and an overall net unrealized gain of $3.1 billion as of December 31, 2014 (Predecessor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2015 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$10,389,737	34.4%	$11,241,481	33.9%	$(851,744)	29.1%
>90 days but <= 180 days	1,991,848	6.6	2,161,256	6.5	(169,408)	5.8
>180 days but <= 270 days	2,752,721	9.1	3,028,986	9.1	(276,265)	9.4
>270 days but <= 1 year	15,103,163	49.9	16,734,926	50.5	(1,631,763)	55.7
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$30,237,469	100.0%	$33,166,649	100.0%	$(2,929,180)	100.0%

The book value of our investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015 (Successor Company), resulted in an increase in the carrying value of our investments. Since February 1, 2015 (Successor Company) interest rates have increased resulting in net unrealized losses in our investment portfolio.

As of December 31, 2015 (Successor Company), the Barclays Investment Grade Index was priced at 161.7 bps versus a 10 year average of 171.4 bps. Similarly, the Barclays High Yield Index was priced at 706.56 bps versus a 10 year average of 624.61 bps. As of December 31, 2015 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.761%, 2.27%, and 3.016%, as compared to 10 year averages of 2.253%, 3.095%, and 3.868%, respectively.

As of December 31, 2015 (Successor Company), 93.9% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of December 31, 2015 (Successor Company), there were estimated gross unrealized losses of $4.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2015 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2015 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,898,187	9.6%	$3,013,605	9.1%	$(115,418)	3.9%
Other finance	437,409	1.4	452,946	1.4	(15,537)	0.5
Electric utility	3,394,404	11.2	3,788,969	11.4	(394,565)	13.5
Energy and natural gas	3,717,401	12.3	4,408,415	13.3	(691,014)	23.6
Insurance	2,695,639	8.9	2,981,123	9.0	(285,484)	9.7
Communications	1,207,228	4.0	1,396,152	4.4	(188,924)	6.4
Basic industrial	1,403,081	4.6	1,657,297	5.0	(254,216)	8.7
Consumer noncyclical	2,777,167	9.2	3,033,358	9.1	(256,191)	8.7
Consumer cyclical	1,509,609	5.0	1,624,305	4.9	(114,696)	3.9
Finance companies	102,526	0.3	111,112	0.3	(8,586)	0.3
Capital goods	1,265,004	4.2	1,364,376	4.1	(99,372)	3.4
Transportation	856,118	2.8	942,135	2.8	(86,017)	2.9
Other industrial	273,473	0.9	299,859	0.9	(26,386)	0.9
Brokerage	478,551	1.6	514,350	1.6	(35,799)	1.2
Technology	1,146,636	3.7	1,241,127	3.6	(94,491)	3.5
Real estate	139,853	0.5	142,483	0.4	(2,630)	0.1
Other utility	216,013	0.7	236,051	0.7	(20,038)	0.7
Commercial mortgage-backed securities	1,232,495	4.1	1,274,347	3.8	(41,852)	1.4
Other asset-backed securities	633,274	2.1	652,037	2.0	(18,763)	0.6
Residential mortgage-backed non-agency securities	562,686	1.9	572,327	1.7	(9,641)	0.3
Residential mortgage-backed agency securities	414,747	1.4	422,218	1.3	(7,471)	0.3
U.S. government-related securities	1,291,476	4.3	1,326,008	4.0	(34,532)	1.2
Other government-related securities	17,740	0.1	18,483	0.1	(743)	—
States, municipals, and political divisions	1,566,752	5.2	1,693,566	5.1	(126,814)	4.3
Total	$30,237,469	100.0%	$33,166,649	100.0%	$(2,929,180)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
Banking	3.9%	9.2%
Other finance	0.5	0.8
Electric utility	13.5	0.6
Energy and natural gas	23.6	22.9
Insurance	9.7	4.0
Communications	6.4	2.6
Basic industrial	8.7	18.4
Consumer noncyclical	8.7	3.8
Consumer cyclical	3.9	4.4
Finance companies	0.3	0.4
Capital goods	3.4	1.0
Transportation	2.9	0.1
Other industrial	0.9	0.6
Brokerage	1.2	0.2
Technology	3.5	2.8
Real estate	0.1	—
Other utility	0.7	—
Commercial mortgage-backed securities	1.4	1.1
Other asset-backed securities	0.6	16.8
Residential mortgage-backed non-agency securities	0.3	5.4
Residential mortgage-backed agency securities	0.3	0.4
U.S. government-related securities	1.2	4.3
Other government-related securities	—	—
States, municipals, and political divisions	4.3	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2015 (Successor Company) varies, with 20.3% maturing in less than 5 years, 22.1% maturing between 5 and 10 years, and 57.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2015 (Successor Company):

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$16,121,537	53.3%	$17,293,718	52.1%	$(1,172,181)	40.0%
BBB	12,963,907	42.9	14,542,680	43.8	(1,578,773)	53.9
Investment grade	29,085,444	96.2	31,836,398	95.9	(2,750,954)	93.9
BB	851,477	2.8	978,863	3.0	(127,386)	4.3
B	74,425	0.2	99,889	0.3	(25,464)	0.9
CCC or lower	226,123	0.8	251,499	0.8	(25,376)	0.9
Below investment grade	1,152,025	3.8	1,330,251	4.1	(178,226)	6.1
Total	$30,237,469	100.0%	$33,166,649	100.0%	$(2,929,180)	100.0%

As of December 31, 2015 (Successor Company), we held a total of 2,547 positions that were in an unrealized loss position. Included in that amount were 166 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $178.2 million, none of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.6% of invested assets.

As of December 31, 2015 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 2.6% of the total fair value and 6.1% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2015 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$381,238	33.1%	$426,182	32.0%	$(44,944)	25.2%
>90 days but <= 180 days	325,633	28.3	392,825	29.5	(67,192)	37.7
>180 days but <= 270 days	250,935	21.8	294,481	22.1	(43,546)	24.4
>270 days but <= 1 year	194,219	16.8	216,764	16.4	(22,545)	12.7
>1 year but <= 2 years	—	—	—	—	—	—
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,152,025	100.0%	$1,330,252	100.0%	$(178,227)	100.0%

The majority of our RMBS holdings as of December 31, 2015 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 7.98 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2015 (Successor Company):

Non-agency portfolio	Weighted-Average Life
Prime	8.89
Alt-A	4.59
Sub-prime	3.66

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2015 (Successor

Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated balance sheets (at an average borrowing rate of 36 basis points). During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points, respectively) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), we had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

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

On February 2, 2015, we and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of December 31, 2015 (Successor Company). PLC had an outstanding balance of $485.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), we had canceled the $55.0 million Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company.

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

We are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank.

We held $65.7 million of FHLB common stock as of December 31, 2015 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2015 (Successor Company), we had $722.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of December 31, 2015 (Successor Company), we reported approximately $587.0 million (fair value) of Auction Rate Securities ("ARS") in non-Modco portfolios. As of December 31, 2015 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 22, Fair Value of Financial Instruments, of the consolidated financial statements.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2015 (Successor Company), to fund mortgage loans in the amount of $601.9 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2015 (Successor Company), we held cash and short-term investments of $476.2 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company	Predecessor Company
	February 1, 2015	January 1, 2015	For The Year Ended
	to	to	December 31,
	December 31, 2015	January 31, 2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Net cash provided by operating activities	$453,344	$148,060	$643,654	$542,477
Net cash (used in) provided by investing activities	(1,443,489)	33,475	92,798	(1,082,652)
Net cash provided by (used in) financing activities	823,600	(70,918)	(813,745)	616,172
Total	$(166,545)	$110,617	$(77,293)	$75,997

For The Period of February 1, 2015 to December 31, 2015 (Successor Company) and For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $388.2 million of inflows from repurchase program borrowings for the period of February 1, 2015 to December 31, 2015 (Successor Company) and $625.5 million inflows of investment product and universal life net activity. Net issuances of non-recourse funding obligations equaled $65.0 million during the period of February 1, 2015 to December 31, 2015 (Successor Company).

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

Our captive reinsurance companies assume business from affiliates only. Our captives are capitalized to a level we believe is sufficient to support the contractual risks and other general obligations of the respective captive entity. All of our captive reinsurance companies are wholly owned subsidiaries and are located domestically. The captive insurance companies are subject to regulations in the state of domicile.

The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition (E) Committee of the NAIC recently established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. The Committee has proposed changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

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

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, we issued a $55 million Letter of Credit on December 31, 2014 (Predecessor Company). As of December 31, 2015 (Successor Company), this Letter of Credit was no longer issued and outstanding. Also in accordance with this support agreement, $120 million of additional capital was provided to Shades Creek by PLC through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

For additional information regarding risks, uncertainties, and other factors that could affect our use of captive reinsurers, please refer to Item 1A, Risk Factors, of this report.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in our statutory capital and that of our insurance subsidiaries. We and our subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2016 is approximately $165.6 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2015 (Successor Company), our total adjusted capital and company action level RBC were approximately $4.1 billion and $720.6 million, respectively, providing an RBC ratio of approximately 562%.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $136 million on a pre-tax basis for the year ended December 31, 2015, as compared to a negative impact to our statutory surplus of approximately $3 million on a pre-tax basis for the year ended December 31, 2014.

On October 1, 2013 we completed the acquisition contemplated by the master agreement (the “MONY Master Agreement”) dated April 10, 2013 and incorporated by reference in this Annual Report on Form 10-K as Exhibit 2. Pursuant to that MONY Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), we acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it reinsured on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The final aggregate purchase price of MONY was $689 million. The ceding commission for the reinsurance of the MLOA Business was $370 million. Together, the purchase of MONY and reinsurance of the MLOA Business are hereto referred to as (the “MONY acquisition”). The MONY acquisition allowed us to invest our capital and increase the scale of its Acquisitions segment. The MONY acquisition business is comprised of traditional and universal life insurance policies and fixed and variable annuities, most of which were written prior to 2004.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we ceded premiums to unaffiliated third party reinsurers amounting to $1.2 billion and $91.6 million, respectively. In addition, we had receivables from unaffiliated reinsurers amounting to $5.3 billion as of December 31, 2015 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 11, Reinsurance to the consolidated financial statements included in this report.

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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—
MONY Life Insurance Company	A+	A	A+	A2

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

On April 28, 2015, Fitch announced a one-notch downgrade of the insurance financial strength ratings of the Company, West Coast Life Insurance Company, Protective Life and Annuity Insurance Company and MONY Life Insurance Company to A from A+ following the downgrade of Japan’s Long-Term Local Currency Issuer Default Rating (IDR) to A from A+.  Fitch stated that such life insurance companies cannot be rated above the sovereign currency rating applicable to their ultimate parent company, Dai-ichi Life, based in Japan. The ratings downgrades announced by Fitch did not trigger any requirements for us or our subsidiaries to post collateral or otherwise negatively impact current obligations.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of December 31, 2015 (Successor Company), we had policy liabilities and accruals of approximately $30.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.

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

As of December 31, 2015 (Successor Company), we carried a $8.9 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,400,344	$100,110	$210,968	$223,683	$3,865,583
Stable value products(2)	2,218,285	625,340	1,068,312	464,489	60,144
Operating leases(3)	32,666	4,406	7,871	7,244	13,145
Home office lease(4)	79,122	1,385	77,737	—	—
Mortgage loan and investment commitments	1,051,454	980,610	70,844	—	—
Repurchase program borrowings(5)	438,189	438,189	—	—	—
Policyholder obligations(6)	41,074,257	1,648,151	3,218,610	3,298,208	32,909,288
Total	$49,294,317	$3,798,191	$4,654,342	$3,993,624	$36,848,160
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

PLC has not yet determined the total amount it will fund during 2016, but it estimates that the amount will be between $1 million and $10 million.

For a complete discussion of PLC’s benefit plans, additional information related to the funded status of its benefit plans, and its funding policy, see Note 16, Employee Benefit Plans, to the consolidated financial statements included in this report.

FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 22, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 13, Commitments and Contingencies, of the consolidated financial statements for more information.

MARKET RISK EXPOSURES

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 23, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), and the percent change in fair value the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2015
Fixed maturities	$33,320.7	(7.7)%
Mortgage loans	5,247.2	(5.1)

Predecessor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014
Fixed maturities	$34,242.0	(7.9)%
Mortgage loans	5,274.4	(4.5)
Estimated fair values were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.
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

As of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), we had outstanding mortgage loan commitments of $601.9 million at an average rate of 4.4% and $537.7 million at an average rate of 4.6%, respectively, with estimated fair values of $622.0 million and $576.9 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), and the percent change in fair value that the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2015	$595.4	(4.3)%

Predecessor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2014	$549.9	(4.7)%

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
As of December 31, 2015 (Successor Company), total derivative contracts with a notional amount of $17.4 billion were in a $429.9 million net loss position. Included in the $17.4 billion is a notional amount of $2.5 billion in a $177.1 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.1 billion in a $102.4 million net loss position that relates to our funds withheld derivative, $3.6 billion in a $18.5 million net loss position that relates to our GMWB embedded derivatives, $1.1 billion in a $100.3 million net loss position that relates to our FIA embedded derivatives, and $57.8 million in a $29.6 million net loss position that relates to our IUL embedded derivatives. As of December 31, 2014 (Predecessor Company), total derivative contracts with a notional amount of $14.8 billion were in a $604.1 million net loss position. Included in the $14.8 billion is a notional amount of $2.6 billion in a $310.7 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.2 billion in a $57.3 million net loss position that relates to our funds withheld derivative, $3.0 billion in a $26.0 million net loss position that relates to our GMWB embedded derivatives, $0.7 billion in a $124.5 million net loss position that relates to our FIA embedded derivatives, and $12.0 million in a $6.7 million net loss position that relates to our IUL embedded derivatives. We recognized gains of $58.4 million, losses of $13.5 million, and gains of $82.2 million related to derivative financial instruments for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31, 2015 (Successor Company):

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2015 (Successor Company)
Futures	$1,076.1	$—	$(69.6)	$80.6
Interest Rate Swaptions	225.0	3.7	14.8	(1.1)
Floating to fixed Swaps	270.0	0.3	7.1	(6.4)
Fixed to floating Swaps	1,640.0	49.5	(149.3)	295.5
Total	$3,211.1	$53.5	$(197.0)	$368.6

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2015.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31, 2014 (Predecessor Company):

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2014 (Predecessor Company)
Futures	$28.0	$0.9	$(3.5)	$6.5
Interest Rate Swaptions	625.0	8.0	19.6	42.7
Floating to fixed Swaps	240.5	0.9	6.3	(4.6)
Fixed to floating Swaps	1,625.0	46.1	(135.0)	264.2
Total	$2,518.5	$55.9	$(112.6)	$308.8

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2014.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2015
Futures	$495.9	$(1.3)	$(37.7)	$35.0
Options	3,403.8	157.6	126.7	196.5
Total	$3,899.7	$156.3	$89.0	$231.5

Predecessor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2014
Futures	$411.7	$(14.6)	$(54.9)	$25.7
Options	2,620.7	116.5	94.3	146.7
Total	$3,032.4	$101.9	$39.4	$172.4

The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company):

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2015
Currency futures	$273.6	$1.4	$(25.8)	$28.6

Predecessor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2014
Currency futures	$197.6	$2.4	$(17.1)	$21.9

Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses provide an indication of how sensitive our derivative financial instruments are to changes in interest rates, volatility, equity levels, and credit spreads, they do not represent management's view of future market changes, and actual market results may differ from these estimates.
Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $326.5 million of our stable value contracts have no early termination rights.
As of December 31, 2015 (Successor Company), we had $2.1 billion of stable value product account balances with an estimated fair value of $2.1 billion (using discounted cash flows) and $10.7 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows). As of December 31, 2014 (Predecessor Company), we had $2.0 billion of stable value product account balances with an estimated fair value of $2.0 billion (using discounted cash flows) and $11.0 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

Successor Company
		Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Fair Value as of December 31,
		+100 bps	–100 bps
	(Dollars In Millions)
2015
Stable value product account balances	$2,124.7	$2,080.7	$2,168.7
Annuity account balances	10,274.6	10,125.3	10,389.8

Predecessor Company
		Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
	Fair Value as of December 31,
		+100 bps	–100 bps
	(Dollars In Millions)
2014
Stable value product account balances	$1,973.6	$1,943.2	$2,004.0
Annuity account balances	10,491.8	10,329.2	10,612.8
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company):

Credited Rate Summary As of December 31, 2015 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

Credited Rate Summary As of December 31, 2014 (Predecessor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$188	$958	$2,018	$3,164
>3% - 4%	3,526	1,670	138	5,334
>4% - 5%	2,035	15	—	2,050
>5% - 6%	224	—	—	224
Subtotal	5,973	2,643	2,156	10,772
Fixed Annuities
1%	$602	$179	$239	$1,020
>1% - 2%	597	516	197	1,310
>2% - 3%	2,005	368	203	2,576
>3% - 4%	297	—	—	297
>4% - 5%	295	—	—	295
>5% - 6%	3	—	—	3
Subtotal	3,799	1,063	639	5,501
Total	$9,772	$3,706	$2,795	$16,273

Percentage of Total	60%	23%	17%	100%
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

The following presents PLC's estimates of the hypothetical impact to the December 31, 2015 (Successor Company) benefit obligation and to the 2016 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(23,218)	$(3,777)
100 basis point decrease	27,903	4,425
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,643)	$280
100 basis point decrease	(270)	(206)

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

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

For PLC’s postretirement life insurance plan, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index to determine an appropriate long-term rate of return assumption.

The following presents PLC’s estimates of the hypothetical impact to the 2016 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,928)	$(57)
100 basis point decrease	1,928	57

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	103
Consolidated Statements of Comprehensive Income (Loss) For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	105
Consolidated Balance Sheets as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company)	107
Consolidated Statements of Shareowner’s Equity For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	109
Consolidated Statements of Cash Flows For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and For The Years Ended December 31, 2014 and 2013 (Predecessor Company)	111
Notes to Consolidated Financial Statements	113
Report of Independent Registered Public Accounting Firm	196

Predecessor and Successor Company information is not comparable.

For supplemental quarterly financial information, please see Note 26, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Premiums and policy fees	$2,992,822	$260,582	$3,283,069	$2,967,322
Reinsurance ceded	(1,174,871)	(91,632)	(1,395,743)	(1,387,437)
Net of reinsurance ceded	1,817,951	168,950	1,887,326	1,579,885
Net investment income	1,532,796	164,605	2,098,013	1,836,188
Realized investment gains (losses):
Derivative financial instruments	58,436	22,031	(13,492)	82,161
All other investments	(166,935)	81,153	205,302	(121,537)
Other-than-temporary impairment losses	(28,659)	(636)	(2,589)	(10,941)
Portion recognized in other comprehensive income (before taxes)	1,666	155	(4,686)	(11,506)
Net impairment losses recognized in earnings	(26,993)	(481)	(7,275)	(22,447)
Other income	271,787	23,388	294,333	250,420
Total revenues	3,487,042	459,646	4,464,207	3,604,670
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (Successor 2015 - $1,022,638); (Predecessor 2015 - $87,830; 2014 - $1,223,804; 2013 - $1,207,781)	2,535,388	266,575	2,786,463	2,473,988
Amortization of deferred policy acquisition costs and value of business acquired	95,064	4,817	308,320	154,660
Other operating expenses, net of reinsurance ceded: (Successor 2015 - $196,383); (Predecessor 2015 - $17,700; 2014 - $199,824; 2013 - $199,079)	602,402	55,407	630,635	553,523
Total benefits and expenses	3,232,854	326,799	3,725,418	3,182,171
Income before income tax	254,188	132,847	738,789	422,499
Income tax (benefit) expense
Current	46,722	(47,384)	181,763	(18,298)
Deferred	27,769	91,709	65,075	149,195
Total income tax expense	74,491	44,325	246,838	130,897
Net income	$179,697	$88,522	$491,951	$291,602

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Net income	$179,697	$88,522	$491,951	$291,602
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (Successor 2015 - $(680,274)); (Predecessor 2015 - $259,616; 2014 - $529,838; 2013 - $(673,302))	(1,263,367)	482,143	983,985	(1,250,416)
Reclassification adjustment for investment amounts included in net income, net of income tax: (Successor 2015 - $9,352); (Predecessor 2015 - $(2,244); 2014 - $(23,903); 2013 - $(15,396))	17,369	(4,166)	(44,391)	(28,594)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2015 - $(212)); (Predecessor 2015 - $(131); 2014 - $1,883; 2013 - $2,472)	(393)	(243)	3,498	4,591
Change in accumulated (loss) gain - derivatives, net of income tax: (Successor 2015 - $(45)); (Predecessor 2015 - $5; 2014 - $(1); 2013 - $395)	(86)	9	(2)	734
Reclassification adjustment for derivative amounts included in net income, net of income tax: (Successor 2015 - $45); (Predecessor 2015 - $13; 2014 - $622; 2013 - $822)	86	23	1,155	1,527
Total other comprehensive income (loss)	(1,246,391)	477,766	944,245	(1,272,158)
Total comprehensive income (loss)	$(1,066,694)	$566,288	$1,436,196	$(980,556)

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2015 Successor - $38,389,859; 2014 Predecessor - $33,716,848)	$35,507,098	$36,756,240
Fixed maturities, at amortized cost (fair value: 2015 Successor - $515,000; 2014 Predecessor - $485,422)	593,314	435,000
Equity securities, at fair value (cost: 2015 Successor - $693,147; 2014 Predecessor - $735,297)	699,925	756,790
Mortgage loans (related to securitizations: 2015 Successor - $359,181; 2014 Predecessor - $455,250)	5,662,812	5,133,780
Investment real estate, net of accumulated depreciation (2015 Successor - $133; 2014 Predecessor - $246)	11,118	5,918
Policy loans	1,699,508	1,758,237
Other long-term investments	594,036	491,282
Short-term investments	263,837	246,717
Total investments	45,031,648	45,583,964
Cash	212,358	268,286
Accrued investment income	472,694	474,095
Accounts and premiums receivable	54,054	81,137
Reinsurance receivables	5,307,556	5,907,662
Deferred policy acquisition costs and value of business acquired	1,562,373	3,155,046
Goodwill	732,443	77,577
Other intangibles, net of accumulated depreciation (2015 Successor - $37,869)	645,131	—
Property and equipment, net of accumulated depreciation (2015 Successor - $7,908; 2014 Predecessor - $116,688)	101,600	51,760
Other assets	255,283	398,574
Income tax receivable	—	1,648
Assets related to separate accounts
Variable annuity	12,829,188	13,157,429
Variable universal life	827,610	834,940
Total assets	$68,031,938	$69,992,118

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$29,703,190	$29,944,477
Unearned premiums	651,205	1,515,001
Total policy liabilities and accruals	30,354,395	31,459,478
Stable value product account balances	2,131,822	1,959,488
Annuity account balances	10,719,862	10,950,729
Other policyholders’ funds	1,069,572	1,430,325
Other liabilities	1,230,500	1,178,962
Income tax payable	76,584	—
Deferred income taxes	1,215,180	1,611,864
Non-recourse funding obligations	1,951,563	1,527,752
Repurchase program borrowings	438,185	50,000
Liabilities related to separate accounts
Variable annuity	12,829,188	13,157,429
Variable universal life	827,610	834,940
Total liabilities	62,844,461	64,160,967
Commitments and contingencies - Note 13
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock; $1 par value, shares authorized and issued: 2015 and 2014 - 5,000,000	5,000	5,000
Additional paid-in-capital	6,274,169	1,437,787
Retained earnings	154,697	2,905,151
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2015 Successor - $(670,922); 2014 Predecessor - $796,488)	(1,245,998)	1,479,192
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2015 Successor - $(212); 2014 Predecessor - $2,208)	(393)	4,101
Accumulated loss - derivatives, net of income tax: (2015 Successor - $0; 2014 Predecessor - $(45))	—	(82)
Total shareowner’s equity	5,187,477	5,831,151
Total liabilities and shareowner’s equity	$68,031,938	$69,992,118

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for 2013				291,602		291,602
Other comprehensive loss					(1,272,158)	(1,272,158)
Comprehensive loss for 2013						(980,556)
Capital contributions			70,000			70,000
Dividends paid to the parent company				(86,231)		(86,231)
Balance, December 31, 2013	$2	$5,000	$1,433,258	$2,713,200	$538,966	$4,690,426
Net income for 2014				491,951		491,951
Other comprehensive income					944,245	944,245
Comprehensive income for 2014						1,436,196
Capital contributions			4,529			4,529
Dividends paid to the parent company				(300,000)		(300,000)
Balance, December 31, 2014	$2	$5,000	$1,437,787	$2,905,151	$1,483,211	$5,831,151
Net income for the period of January 1, 2015 to January 31, 2015				88,522		88,522
Other comprehensive income					477,766	477,766
Comprehensive income for the period of January 1, 2015 to January 31, 2015						566,288
Balance, January 31, 2015	$2	$5,000	$1,437,787	$2,993,673	$1,960,977	$6,397,439

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner's equity
		(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$2	$5,000	$6,504,211	$—	$—	$6,509,213
Net income for the period of February 1, 2015 to December 31, 2015				179,697		179,697
Other comprehensive loss					(1,246,391)	(1,246,391)
Comprehensive loss for the period of February 1, 2015 to December 31, 2015						(1,066,694)
Dividends paid to the parent company				(25,000)		(25,000)
Return of capital			(230,042)			(230,042)
Balance, December 31, 2015	$2	$5,000	$6,274,169	$154,697	$(1,246,391)	$5,187,477

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash flows from operating activities
Net income	$179,697	$88,522	$491,951	$291,602
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	135,492	(102,703)	(184,535)	61,823
Amortization of deferred policy acquisition costs and value of business acquired	95,064	4,817	308,320	154,660
Capitalization of deferred policy acquisition costs	(300,190)	(22,799)	(293,612)	(345,885)
Depreciation expense	45,829	796	7,401	6,595
Deferred income tax	27,769	91,709	65,075	149,195
Accrued income tax	126,701	(48,469)	10,751	70,749
Interest credited to universal life and investment products	682,836	79,088	824,418	875,180
Policy fees assessed on universal life and investment products	(1,056,092)	(90,288)	(1,038,180)	(894,176)
Change in reinsurance receivables	231,081	(98,148)	100,348	97,523
Change in accrued investment income and other receivables	25,259	(1,285)	14,332	(34,551)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(176,920)	176,119	92,823	95,421
Trading securities:
Maturities and principal reductions of investments	114,501	17,946	114,793	179,180
Sale of investments	135,465	26,422	353,250	256,938
Cost of investments acquired	(220,094)	(27,289)	(320,928)	(380,836)
Other net change in trading securities	73,376	(26,901)	(69,641)	38,999
Amortization of premiums and accretion of discounts on investments and mortgage loans	373,362	3,420	52,770	(4,922)
Change in other liabilities	6,336	211,031	197,442	(78,240)
Other income - gains on repurchase of non-recourse funding obligations	—	—	(7,393)	(15,379)
Other, net	(46,128)	(133,928)	(75,731)	18,601
Net cash provided by operating activities	453,344	148,060	643,654	542,477
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,052,198	59,028	1,198,690	1,094,862
Sale of investments, available-for-sale	1,334,251	200,716	2,273,909	3,241,559
Cost of investments acquired, available-for-sale	(3,496,997)	(150,030)	(3,602,600)	(5,079,971)
Change in investments, held-to-maturity	(65,000)	—	(70,000)	(65,000)
Mortgage loans:
New lendings	(1,466,020)	(100,530)	(925,910)	(583,697)
Repayments	1,306,034	45,741	1,285,489	861,562
Change in investment real estate, net	(3,662)	7	13,032	(10,356)
Change in policy loans, net	52,364	6,365	57,507	17,181
Change in other long-term investments, net	(73,948)	(25,372)	(87,522)	(231,653)
Change in short-term investments, net	(11,271)	(39,312)	(71,015)	147,477
Net unsettled security transactions	(64,615)	37,510	30,212	7,373
Purchase of property and equipment	(6,823)	(648)	(8,088)	(10,275)
Payments for business acquisitions, net of cash acquired	—	—	(906)	(471,714)
Net cash (used in) provided by investing activities	(1,443,489)	33,475	92,798	(1,082,652)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	65,000	—	32,348	46,000
Repurchase program borrowings	388,185	—	(300,000)	200,000
Capital contributions from PLC	—	—	4,529	70,000
Dividends/Return of capital to the parent company	(255,042)	—	(300,000)	(44,963)
Investment product deposits and change in universal life deposits	3,064,373	169,233	2,576,727	3,219,561
Investment product withdrawals	(2,438,916)	(240,147)	(2,827,305)	(2,874,426)
Other financing activities, net	—	(4)	(44)	—
Net cash provided by (used in) financing activities	823,600	(70,918)	(813,745)	616,172
Change in cash	(166,545)	110,617	(77,293)	75,997

Cash at beginning of period	378,903	268,286	345,579	269,582
Cash at end of period	$212,358	$378,903	$268,286	$345,579

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Basis of Presentation

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the "Merger"). Prior to February 1, 2015, and for the periods reported as "predecessor", PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, the Company remains an SEC registrant within the United States.

The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies.

The Merger was accounted for by PLC under the acquisition method of accounting under ASC Topic 805 Business Combinations. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. PLC elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of PLC's assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of PLC. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date. Goodwill of $735.7 million was recorded as of the acquisition date which represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflects the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million.

The Merger was accounted for by the Company in a manner consistent with that utilized by PLC. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. In conjunction with PLC’s and the Company’s election to apply “pushdown” accounting to reflect the impact of the transaction and the new basis of net assets recorded as of February 1, 2015, the entire amount of goodwill and other identifiable intangible assets recognized by PLC were allocated to the Company. This was supported by the fact that the Company is the primary operating subsidiary of PLC and the workforce, distribution and sales organization, current and future policy and portfolio cash flows, and other items for which the transaction was primarily based are consistent between PLC and the Company. As such, the entire balance of goodwill is included in the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records in the preparation of future financial statements and related disclosures after the Merger date.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization periods, goodwill recoverability, value of business acquired ("VOBA"), investment and certain derivatives fair values, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company's intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security's amortized cost, 5) the duration of the decline, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company's expectations for recovery of the security's entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security's basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security's amortized cost are written down to discounted expected future cash flows ("post impairment cost") and credit losses are recorded in earnings. The difference between the securities' discounted expected future cash flows and the fair value of the securities on the impairment date is recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities ("RMBS"), commercial mortgage-backed securities ("CMBS"), and other asset-backed securities (collectively referred to as asset-backed securities or "ABS"), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank. Such negative balances are included in other liabilities and were $70.3 million as of December 31, 2015 (Successor Company) and was immaterial as of December 31, 2014 (Predecessor Company), respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

The incremental direct costs associated with successfully acquired insurance policies are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. DAC are subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 8%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company's insurance policies and investment contracts as of the date of the Merger. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from the Company's insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins ("EGMs") for participating traditional life products within the MONY Life Insurance Company ("MONY") block. For interest sensitive products, the Company uses various amortization bases including expected gross profits ("EGPs"), revenues, or insurance in-force. VOBA is subject to annual recoverability testing.

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

Property and Equipment

In conjunction with the Merger, property and equipment was recorded at fair value as of the Merger date and will be depreciated from this basis in future periods based on the respective estimated useful lives. Real estate assets were recorded at appraised values as of the acquisition date. The Company has estimated the remaining useful life of the home office building to be 25 years. Land is not depreciated.

The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Home office building	$90,617	$75,109
Data processing equipment	14,607	40,568
Other, principally furniture and equipment	4,284	52,771
	109,508	168,448
Accumulated depreciation	(7,908)	(116,688)
Total property and equipment	$101,600	$51,760

Separate Accounts

The separate account assets represent funds for which the Company does not bear the investment risk. These assets are carried at fair value and are equal to the separate account liabilities, which represent the policyholder's equity in those assets. The investment income and investment gains and losses on the separate account assets accrue directly to the policyholder. These amounts are reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income.

Stable Value Product Account Balances

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank ("FHLB"), and markets guaranteed investment contracts ("GICs") to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. During 2015, the Company terminated its funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) and, on October 2, 2015, established an unregistered funding agreement-backed notes program.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had $400.7 million and $39.8 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years.

As of December 31, 2015 (Successor Company), future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2016	$534.7
2017 - 2018	1,068.1
2019 - 2020	451.2
Thereafter	62.3

Derivative Financial Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 23, Derivative Financial Instruments.

Insurance Liabilities and Reserves

Establishing an adequate liability for the Company's obligations to policyholders requires the use of certain assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on the Company's historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company's property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company's results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company's reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments.

Guaranteed Minimum Withdrawal Benefits

The Company also establishes reserves for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity (“VA”) products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GMWB is impacted by equity market conditions and can result in the GMWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GMWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GMWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In conjunction with the Merger, the Company updated the fair value of the GMWB reserves to reflect current assumptions as of February 1, 2015 (Successor Company). As a result of the application of ASC Topic 805, the Company reset the hedge premium rates utilized in the valuation for all policies to be equal to the present value of future claims with the reset hedge premium rates being capped at the actual charges to the policyholder. This update resulted in a decrease in the net liability of approximately $69.4 million on the Merger date. The Company reinsures certain risks associated with the GMWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2015 (Successor Company), the Company’s net GMWB liability held, including the impact of reinsurance, was $18.5 million.

Goodwill

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company's material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company's reporting units are dependent on a number of significant assumptions. The Company's estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions.

On the date of the Merger, goodwill of $735.7 million was recognized as the excess of the purchase consideration over the fair value of identifiable assets acquired and liabilities assumed. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015, the Company performed its annual evaluation of goodwill based on information as of September 30, 2015 (Successor Company) and determined that no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to September 30, 2015 that would impact the Company's conclusion and no such events were identified. As of December 31, 2015 (Successor Company), the Company had goodwill of $732.4 million.

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

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity ("VIE"). If the entity is determined to be a VIE, the

Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company's investment in a VIE refer to Note 6, Investment Operations, to the consolidated financial statements.

Policyholder Liabilities, Revenues, and Benefits Expense

Traditional Life, Health, and Credit Insurance Products

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value on the date of the Merger. These values were computed using assumptions that include interest rates, mortality, lapse rates, expense estimates, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2015 (Successor Company), range from approximately 2.8% to 4.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

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

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	Successor Company	Predecessor Company
	As of December 31,	As of January 31,	As of December 31,
	2015	2015	2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Balance beginning of year	$403,009	$419,401	$334,450	$326,633
Less: reinsurance	149,618	163,671	117,502	155,341
Net balance beginning of year	253,391	255,730	216,948	171,292
Incurred related to:
Current year	973,175	97,573	1,075,005	698,028
Prior year	95,977	9,360	102,936	68,396
Total incurred	1,069,152	106,933	1,177,941	766,424
Paid related to:
Current year	939,824	98,281	1,017,193	682,877
Prior year	111,222	10,991	121,966	85,146
Total paid	1,051,046	109,272	1,139,159	768,023
Other changes:
Acquisition and reserve transfers(1)	—	—	—	47,255
Net balance end of year	271,497	253,391	255,730	216,948
Add: reinsurance	112,537	149,618	163,671	117,502
Balance end of year	$384,034	$403,009	$419,401	$334,450

(1)
This amount represents the net liability, before reinsurance, for unpaid claims as of December 31, 2013 (Predecessor Company) for MONY Life Insurance Company. The claims activity from the acquisition date of October 1, 2013 through December 31, 2013 (Predecessor Company) for MONY Life Insurance Company is not reflected in this chart.

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.2% to 9.8% in 2015.

The Company establishes liabilities for fixed indexed annuity ("FIA") products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 22, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 22, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these IUL products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 22, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

The Company's accounting policies with respect to variable universal life ("VUL") and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2015 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2015 (Successor Company), the GMDB reserve, including the impact of reinsurance, was $29.9 million.

Property and Casualty Insurance Products

Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection ("GAP"). Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported ("IBNR") reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Reinsurance

The Company uses reinsurance extensively in certain of its segments and accounts for reinsurance and the recognition of the impact of reinsurance costs in accordance with the ASC Financial Services - Insurance Topic. The following summarizes some of the key aspects of the Company's accounting policies for reinsurance.

Reinsurance Accounting Methodology—Ceded premiums of the Company's traditional life insurance products are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies which are allocable to the current period are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances representing recovery of acquisition costs is treated as an offset to direct amortization of DAC or VOBA. Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.
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
Ceded premiums and policy fees on the Company's fixed universal life ("UL"), VUL, bank-owned life insurance ("BOLI"), and annuity products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period.
Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the "ultimate" or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits. Assumptions regarding mortality, lapses, and interest rates are continuously reviewed and may be periodically changed. These changes will result in "unlocking" that changes the balance in the ceded deferred acquisition cost and can affect the amortization of DAC and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions are based on the best current estimate of expected mortality, lapses and interest spread.
The Company has also assumed certain policy risks written by other insurance companies through reinsurance agreements. Premiums and policy fees as well as Benefits and settlement expenses include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Assumed reinsurance is accounted for in accordance with ASC Financial Services—Insurance Topic.
Reinsurance Allowances—Long-Duration Contracts—Reinsurance allowances are intended to reimburse the ceding company for some portion of the ceding company's commissions, expenses, and taxes. The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and do not necessarily bear a relationship to the amount and incidence of expenses actually paid by the ceding company in any given year.
Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy). Ultimate reinsurance allowances are determined during the negotiation of each reinsurance agreement and will differ between agreements.
The Company determines its "cost of reinsurance" to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances). As noted within ASC Financial Services—Insurance Topic, "The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized." The Company's policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized. For the Company's long-duration contracts, it is the Company's practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company's practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized.

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
Reinsurance Assets and Liabilities—Claim liabilities and policy benefits are calculated consistently for all policies, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners and recorded as Reinsurance receivables on the balance sheet. The reinsurance receivables were recorded in the balance sheet using current accounting policies and the most current assumptions as of the Merger date. As of the Merger date, the Company also calculated the ceded VOBA associated with the reinsured policies. The reinsurance receivables combined with the associated ceded VOBA represent the fair value of the reinsurance assets. Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company's actuarial staff to ensure that appropriate amounts are ceded.
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
Components of Reinsurance Cost—The following income statement lines are affected by reinsurance cost:
           Premiums and policy fees ("reinsurance ceded" on the Company's financial statements) represent consideration paid to the assuming company for accepting the ceding company's risks. Ceded premiums and policy fees increase reinsurance cost.
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
The Company's reinsurance programs do not materially impact the other income line of the Company's income statement. In addition, net investment income generally has no direct impact on the Company's reinsurance cost. However, it should be noted that by ceding business to the assuming companies, the Company forgoes investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies' profitability on business assumed from the Company.
Accounting Pronouncements Recently Adopted
Accounting Standards Update ("ASU") No. 2014-08—Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity. This Update changes the requirements for reporting discontinued operations and related disclosures. The Update limits the definition of a discontinued operation to disposals that represent "strategic shifts" that will have a major effect on an entity's operation and financial results. Additionally, the Update requires enhanced disclosures about the components of discontinued operations and the financial effects of the disposal. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Company has reviewed the additional disclosures required by the Update, and will apply the revised guidance to any disposals occurring after the effective date.
ASU No. 2014-11-Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This Update changes the requirements for classification of certain repurchase agreements, and will expand the use of secured borrowing accounting for repurchase-to-maturity transactions. In addition, the Update requires additional disclosures for repurchase agreements accounted for both as sales and as secured borrowings. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2014. The Update did not impact the Company’s financial position or results of operations. The Company has updated its policies and processes to ensure compliance with the additional disclosure requirements in this Update.

ASU No. 2014-17-Business Combinations (Topic 805). This Update relates to “pushdown accounting”, which refers to pushing down the acquirer’s accounting and reporting basis (which is recognized in conjunction with its accounting for a business combination) to the acquiree’s standalone financial statements. The new guidance makes pushdown accounting optional for an acquiree that is a business or nonprofit activity when there is a change-in-control event (e.g., the acquirer in a business combination obtains control over the acquiree). In addition, the staff of the SEC released Staff Accounting Bulletin (“SAB”) No. 115, which rescinds SAB Topic 5J, “New Basis of Accounting Required in Certain Circumstances” (the SEC staff’s pre-existing guidance on pushdown accounting) and conforms SEC guidance on pushdown accounting to the FASB’s new guidance. Revised SEC guidance was codified in ASU No. 2015-08, issued in May 2015. The new pushdown accounting guidance became effective upon its issuance on November 18, 2014. Although now optional, the Company has applied pushdown accounting to its standalone financial statements effective with the Company becoming a wholly owned subsidiary of Dai-ichi Life on February 1, 2015. The presentation within this report for predecessor and successor periods is consistent with this Update.

ASU No. 2015-16 - Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. This Update provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period following a business combination in the reporting period in which the adjustment amounts are determined. This Update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in the Update are to be applied prospectively for adjustments that occur after the effective date, with early adoption permitted for financial statements that have not been issued. The Company elected early adoption of the revised guidance in this Update by way of a change in accounting principle in the fourth quarter of 2015. The Company made adjustments to provisional amounts recorded as part of the Dai-ichi Merger which resulted in a decrease to goodwill of $3.3 million. See Note 9, Goodwill for more details on the measurement period adjustment.

Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09-Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption. The Company is currently assessing the impact this standard will have on its non-insurance operations.

ASU No. 2014-15-Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This Update will require management to assess an entity’s ability to continue as a going concern, and will require footnote disclosures in certain circumstances. Under the updated guidance, management should consider relevant conditions and evaluate whether it is probable that the entity will be unable to meet its obligations within one year after the issuance date of the financial statements. The Update is effective for annual periods ending December 31, 2016 and for annual and interim periods thereafter, with early adoption permitted. The amendments in this Update will not impact the Company’s financial position or results of operations. However, the new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company is reviewing its policies and processes to ensure compliance with the new guidance.

ASU No. 2015-02-Consolidation-Amendments to the Consolidation Analysis. This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Company is prepared to comply with the revised guidance and does not expect a material financial or operational impact upon adoption.

ASU No. 2015-03-Interest-Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Company is prepared to comply with the revised guidance and does not believe it will materially impact the presentation of the Company’s financial position.

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effective for annual and interim periods beginning after December 15, 2015. The Company is prepared to comply with the revised guidance and does not believe it will materially impact the presentation of the Company’s financial position.

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company is reviewing its products to determine the applicability and potential impact of the new disclosures.

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

ASU No. 2015-15 - Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The objective of this Update is to clarify the SEC Staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on the topic in ASU No. 2015-03. This Update reflects the SEC Staff’s decision to not object when an entity defers and presents debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Company is prepared to comply with the revised guidance.

ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

ASU No. 2016-02 - Leases. This Update will amend the accounting model used by lessees, requiring all leases with terms greater than twelve months to be recorded on the balance sheet in the form of a right-of-use asset and lease liability. These amounts will be initially measured as the present value of remaining lease payments. The Update will retain the existing distinction between operating and finance leases. This distinction will impact both the measurement and classification of lease expense over the term of the contract. The Update also introduces minor changes to the accounting model for lessors, along with new disclosures focused on providing users with qualitative and quantitative information about the amounts recorded in the financial statements. The Update is effective for annual and interim periods beginning after December 15, 2018. The Company is reviewing its policies and processes, as well as existing lease agreements, to determine the impact of the updated guidance.

ASU No. 2016-08 - Revenue from Contracts with Customers - Principal versus Agent Considerations. This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update with regard to its non-insurance operations.

3.	RECENTLY ANNOUNCED REINSURANCE AND FINANCING TRANSACTION

On January 15, 2016, the Company completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, on January 15, 2016, the Company entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and West Coast Life Insurance Company ("WCL"), a direct wholly owned subsidiary. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Financial Regulation.

4.	DAI-ICHI MERGER

On February 1, 2015 PLC, subsequent to required approvals from PLC’s shareholders and relevant regulatory authorities, became a wholly owned subsidiary of Dai-ichi Life as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Dai-ichi Life and DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, which provided for the Merger of DL Investment (Delaware), Inc. with and into PLC (the “Merger”), with PLC surviving the Merger as a wholly owned subsidiary of Dai-ichi Life. On February 1, 2015 each share of PLC’s common stock outstanding was converted into the right to receive $70 per share, without interest, (the “Per Share Merger Consideration”). The aggregate cash consideration paid in connection with the Merger for the outstanding shares of common stock was approximately $5.6 billion, such amounts paid directly to the shareowners of record by Dai-ichi Life. The Merger provided Dai-ichi Life with a platform for growth in the United States, where it did not previously have a significant presence. In connection with the completion of the Merger, PLC's previously publicly traded equity was delisted from the NYSE, although PLC and the Company remain SEC registrants for financial reporting purposes in the United States.

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million. None of the goodwill is tax deductible.

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

Fair Value
As of
February 1, 2015
(Dollars In Thousands)
Assets
Fixed maturities	$38,342,948
Equity securities	699,081
Mortgage loans	5,580,229
Investment real estate	7,456
Policy loans	1,751,872
Other long-term investments	657,346
Short-term investments	311,236
Total investments	47,350,168
Cash	378,903
Accrued investment income	483,691
Accounts and premiums receivable	104,260
Reinsurance receivables	5,538,637
Value of business acquired	1,278,064
Goodwill	735,712
Other intangibles	683,000
Property and equipment	102,736
Other assets	224,555
Income tax receivable	50,117
Assets related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total assets	$70,719,618
Liabilities
Future policy and benefit claims	$30,195,397
Unearned premiums	622,278
Total policy liabilities and accruals	30,817,675
Stable value product account balances	1,932,277
Annuity account balances	10,941,661
Other policyholders' funds	1,388,083
Other liabilities	1,533,666
Deferred income taxes	1,861,632
Non-recourse funding obligations	1,895,636
Repurchase program borrowings	50,000
Liabilities related to separate accounts
Variable annuity	12,970,587
Variable universal life	819,188
Total liabilities	64,210,405
Net assets acquired	$6,509,213

As of the acquisition date, all contractual cash flows related to the Company's historical and acquired receivables (as presented within this consolidated balance sheet) are expected to be collected.

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

Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2016	$41,313
2017	41,313
2018	41,313
2019	41,313
2020	41,313

All tangible and intangible assets of the Company were allocated to applicable operating segments in connection with the recording of pushdown accounting. The purchase price was also allocated to each operating segment in accordance with the determined fair value of the operating segments, such that the total reconciled with the total consideration paid in the Merger. Subtraction of the fair value of the tangible and intangible assets for each operating segment from the allocated purchase price of that operating segment resulted in the goodwill allocated to each operating segment. The amount of goodwill allocated to each operating segment is reflected in Note 25, Operating Segments.

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

At or immediately prior to the effective time of the Merger, each restricted stock unit with respect to a share of PLC's Common Stock granted under any Stock Plan (each, a “RSU”) that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of PLC's RSUs.

The number of performance shares earned for each award of performance shares granted under any PLC Stock Plan was calculated by determining the number of performance shares that would have been paid if the subject award period had ended on the December 31 immediately preceding the Merger (based on the conditions set for payment of performance share awards for the subject award period), provided that the number of performance shares earned for each award were not less than the aggregate number of performance shares at the target performance level. Each performance share earned that was outstanding immediately prior to the Merger, whether or not vested, was cancelled and converted into the right to receive an amount in cash, without interest, less any applicable withholding taxes, determined by multiplying (i) the Per Share Merger Consideration by (ii) the number of Performance Shares.

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

Assets allocated to the Closed Block inure solely to the benefit of each Closed Block’s policyholders and will not revert to the benefit of MONY or the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of MONY’s general account, any of MONY’s separate accounts or any affiliate of MONY without the approval of the Superintendent of The New York State Department of Financial Services (the “Superintendent”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the general account.

The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) (“AOCI”)) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as of February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
If the actual cumulative earnings from the Closed Block are greater than the expected cumulative earnings, only the expected earnings will be recognized in the Company's net income. Actual cumulative earnings in excess of expected cumulative earnings at any point in time are recorded as a policyholder dividend obligation because they will ultimately be paid to Closed Block policyholders as an additional policyholder dividend, unless offset by future performance that is less favorable than originally expected. If a policyholder dividend obligation has been previously established and the actual Closed Block earnings in a subsequent period are less than the expected earnings for that period, the policyholder dividend obligation would be reduced (but not below zero). If, over the period the policies and contracts in the Closed Block remain in force, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings, only actual earnings would be recognized in income from continuing operations. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside the Closed Block.
Many expenses related to Closed Block operations, including amortization of VOBA, are charged to operations outside of the Closed Block; accordingly, net revenues of the Closed Block do not represent the actual profitability of the Closed Block operations. Operating costs and expenses outside of the Closed Block are, therefore, disproportionate to the business outside of the Closed Block.
Summarized financial information for the Closed Block as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) and is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders' account balances and other policyholder liabilities	$6,010,520	$6,138,505
Policyholder dividend obligation	—	366,745
Other liabilities	22,917	53,838
Total closed block liabilities	6,033,437	6,559,088
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,426,090	4,524,037
Equity securities, available-for-sale, at fair value	—	5,387
Mortgage loans on real estate	247,162	448,855
Policy loans	746,102	771,120
Cash and other invested assets	34,420	30,984
Other assets	166,445	221,270
Total closed block assets	5,620,219	6,001,653
Excess of reported closed block liabilities over closed block assets	413,218	557,435
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation of $(179,360) (Successor) and $106,886 (Predecessor)	(18,597)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$394,621	$557,435
Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014
Policyholder dividend obligation, beginning balance	$323,432	$366,745	$190,494
Applicable to net revenue (losses)	(47,493)	(1,369)	(910)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation; includes deferred tax benefits of $(96,579) (Successor); $47,277 (2015 - Predecessor); $58,571 (2014 - Predecessor)	(275,939)	135,077	177,161
Policyholder dividend obligation, ending balance	$—	$500,453	$366,745
Closed Block revenues and expenses were as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Premiums and other income	$185,562	$15,065	$212,765
Net investment income	193,203	19,107	239,028
Net investment gains	3,333	568	10,528
Total revenues	382,098	34,740	462,321
Benefits and other deductions
Benefits and settlement expenses	336,629	31,152	417,667
Other operating expenses	1,001	—	674
Total benefits and other deductions	337,630	31,152	418,341
Net revenues before income taxes	44,468	3,588	43,980
Income tax expense	14,920	1,256	20,377
Net revenues	$29,548	$2,332	$23,603

6.	INVESTMENT OPERATIONS

Major categories of net investment income are summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$1,266,769	$140,052	$1,711,722	$1,508,924
Equity securities	40,879	2,556	41,533	26,735
Mortgage loans	252,577	24,977	360,778	333,093
Investment real estate	2,528	112	4,483	3,555
Short-term investments	93,938	9,974	109,592	72,433
	1,656,691	177,671	2,228,108	1,944,740
Other investment expenses	123,895	13,066	130,095	108,552
Net investment income	$1,532,796	$164,605	$2,098,013	$1,836,188

Net realized investment gains (losses) for all other investments are summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$1,272	$6,891	$75,074	$63,161
Equity securities	(1,001)	—	495	3,276
Impairments on fixed maturity securities	(26,993)	(481)	(7,275)	(19,100)
Impairments on equity securities	—	—	—	(3,347)
Modco trading portfolio	(167,359)	73,062	142,016	(178,134)
Other investments	153	1,200	(12,283)	(9,840)
Total realized gains (losses) - investments	$(193,928)	$80,672	$198,027	$(143,984)

For the period of February 1, 2015 to December 31, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $8.7 million and gross realized losses were $35.5 million, including $27.0 million of impairment losses.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses. For the year ended December 31, 2014 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $76.7 million and gross realized losses were $8.1 million, including $6.9 million of impairment losses. For the year ended December 31, 2013 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $72.6 million and gross realized losses were $27.9 million, including $21.7 million of impairment losses.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $948.8 million. The gain realized on the sale of these securities was $8.7 million.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of the securities was $6.9 million. For the year ended December 31, 2014 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $1.7 billion. The gain realized on the sale of these securities was $76.7 million. For the year ended December 31, 2013 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.3 billion. The gain realized on the sale of these securities was $72.6 million.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $178.4 million. The loss realized on the sale of these securities was $8.5 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2014 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $22.9 million. The loss realized on the sale of these securities was $1.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the year ended December 31, 2013 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $398.2 million. The loss realized on the sale of these securities was $6.2 million. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of December 31, 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,327,288	428	(41,852)	1,285,864	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,433,530	26,147	(2,681,020)	25,778,657	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,725,810	39,942	(2,922,703)	32,843,049	(605)
Equity securities	684,888	13,255	(6,477)	691,666	—
Short-term investments	202,110	—	—	202,110	—
	$36,612,808	$53,197	$(2,929,180)	$33,736,825	$(605)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
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

The preferred stock shown above as of December 31, 2015 (Successor Company) is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The amortized cost and fair value of the Company's investments classified as held-to-maturity as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Fixed maturities:
Other	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Fixed maturities:
Other	$435,000	$50,422	$—	$485,422	$—
	$435,000	$50,422	$—	$485,422	$—

During the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company's held-to-maturity securities had $78.3 million of gross unrecognized holding losses for the period of February 1, 2015 to December 31, 2015 (Successor Company). For the year ended December 31, 2014 (Predecessor Company), the Company did not have any gross unrecognized holding losses. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings, financial health of the issuer, continued access of the issuer to capital markets and other pertinent information.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had an additional $2.7 billion and $2.8 billion of fixed maturities, $8.3 million and $21.5 million of equity securities, and $61.7 million and $95.1 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2015 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$937,594	$935,861	$—	$—
Due after one year through five years	5,860,269	5,725,005	—	—
Due after five years through ten years	7,791,519	7,494,182	—	—
Due after ten years	21,136,428	18,688,001	593,314	515,000
	$35,725,810	$32,843,049	$593,314	$515,000

During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $28.7 million, all of which were related to fixed maturities. Credit impairments recorded in earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company), were $27.0 million. During the period of February 1, 2015 to December 31, 2015 (Successor Company), $1.7 million of non-credit impairment losses were recorded in other comprehensive income. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of February 1, 2015 to December 31, 2015 (Successor Company).

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the period were $0.5 million. During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), $0.1 million of non-credit impairment losses were recorded in other comprehensive income. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
During the year ended December 31, 2014 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $2.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the year ended December 31, 2014 (Predecessor Company), were $7.3 million. During the year ended December 31, 2014 (Predecessor Company), $4.7 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2014 (Predecessor Company).

During the year ended December 31, 2013 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $10.9 million, of which $7.6 million were related to fixed maturities and $3.3 million were related to equity securities. Credit impairments recorded in earnings during the year ended December 31, 2013 (Predecessor Company) were $22.4 million. Non-credit impairment losses of $11.5 million that were previously recorded in other comprehensive income (loss) were recorded in earnings as credit losses. There were no impairments related to equity securities. For the year ended December 31, 2013 (Predecessor Company), there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$15,463	$41,674	$121,237
Additions for newly impaired securities	22,761	—	—	3,516
Additions for previously impaired securities	—	221	2,263	12,066
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(28,474)	(87,908)
Reductions for previously impaired securities that were sold in the current period	—	—	—	(7,237)
Other	—	—	—	—
Ending balance	$22,761	$15,684	$15,463	$41,674

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$977,433	$(17,112)	$—	$—	$977,433	$(17,112)
Commercial mortgage-backed securities	1,232,495	(41,852)	—	—	1,232,495	(41,852)
Other asset-backed securities	633,274	(18,763)	—	—	633,274	(18,763)
U.S. government-related securities	1,291,476	(34,532)	—	—	1,291,476	(34,532)
Other government-related securities	17,740	(743)	—	—	17,740	(743)
States, municipalities, and political subdivisions	1,566,752	(126,814)	—	—	1,566,752	(126,814)
Corporate securities	24,235,121	(2,681,020)	—	—	24,235,121	(2,681,020)
Preferred stock	34,685	(1,867)	—	—	34,685	(1,867)
Equities	248,493	(6,477)	—	—	248,493	(6,477)
	$30,237,469	$(2,929,180)	$—	$—	$30,237,469	$(2,929,180)

The preferred stock shown above as of December 31, 2015 (Successor Company), is included in the equity securities total as of December 31, 2014 (Predecessor Company).

The book value of the Company’s investment portfolio was marked to fair value as of February 1, 2015 (Successor Company), in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income as of that date. The level of interest rates as of February 1, 2015 (Successor Company) resulted in an increase in the carrying value of the Company’s investments. Since February 1, 2015 (Successor Company), interest rates have increased resulting in net unrealized losses in the Company’s investment portfolio.

As of December 31, 2015 (Successor Company), the Company had a total of 2,547 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 (Predecessor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$165,877	$(9,547)	$67,301	$(2,717)	$233,178	$(12,264)
Commercial mortgage-backed securities	49,908	(334)	102,529	(2,030)	152,437	(2,364)
Other asset-backed securities	108,665	(6,473)	537,488	(29,477)	646,153	(35,950)
U.S. government-related securities	231,917	(3,868)	280,803	(5,414)	512,720	(9,282)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	1,905	(134)	10,481	(297)	12,386	(431)
Corporate securities	1,657,103	(76,285)	776,863	(62,690)	2,433,966	(138,975)
Equities	17,430	(218)	129,509	(13,935)	146,939	(14,153)
	$2,232,805	$(96,859)	$1,904,974	$(116,560)	$4,137,779	$(213,419)

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

The other asset-backed securities had a gross unrealized loss greater than twelve months of $29.5 million as of December 31, 2014 (Predecessor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). These unrealized losses have occurred within the Company’s auction rate securities ("ARS") portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

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

The equities category had a gross unrealized loss greater than twelve months of $13.9 million as of December 31, 2014 (Predecessor Company). The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of December 31, 2015 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.5 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $288.2 million of securities which were rated below investment grade. Approximately $928.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Fixed maturities	$(1,873,795)	669,160	$1,224,248	$(1,269,277)
Equity securities	4,406	12,172	33,642	(20,899)

The Company held $27.1 million of non-income producing securities for the period of February 1, 2015 to December 31, 2015 (Successor Company).

Included in the Company’s invested assets are $1.7 billion of policy loans as of December 31, 2015 (Successor Company). The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity ("VIE"). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 12, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company's risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC, the holding company, has guaranteed the VIE’s credit enhancement fee obligation to the unrelated third party provider. As of December 31, 2015 (Successor Company), no payments have been made or required related to this guarantee.

7.	MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2015 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

The Company's commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2015 (Successor Company):

Type	Percentage of Mortgage Loans on Real Estate
Retail	60.9%
Office Buildings	13.0
Apartments	7.4
Warehouses	8.6
Senior housing	6.4
Other	3.7
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.0% of mortgage loans. Approximately 62.8% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Alabama	10.6%
Texas	9.3
Georgia	7.4
Florida	6.5
Tennessee	6.4
Utah	5.3
North Carolina	4.7
South Carolina	4.5
Ohio	4.2
California	3.9
62.8%

During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company funded approximately $1.4 billion and $97.4 million of new loans, with an average loan size of $6.0 million and $7.5 million, respectively. The average size mortgage loan in the portfolio as of December 31, 2015 (Successor Company), was $3.0 million, and the weighted-average interest rate was 5.30%. The largest single mortgage loan at December 31, 2015 (Successor Company) was $48.3 million.

Certain of the mortgage loans have call options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $143.5 million would become due in 2016, $854.5 million in 2017 through 2021, $242.5 million in 2022 through 2026, and $11.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2015

(Successor Company) and December 31, 2014 (Predecessor Company), approximately $449.2 million and $553.6 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), the Company recognized $29.8 million, $0.1 million, and $16.7 million of participating mortgage loan income, respectively.

As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company's investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company) $3.7 million related to foreclosures. These transactions resulted in no material realized losses in the Company's investment in mortgage loans net of existing discounts for mortgage loans losses for the period of February 1, 2015 to December 31, 2015 (Successor Company).

As of December 31, 2014 (Predecessor Company), approximately $24.5 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2014 (Predecessor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year ended December 31, 2014 (Predecessor Company) included either the acceptance of assets in satisfaction of principal at a future date or the recognition of permanent impairments to principal, and were the result of agreements between the creditor and the debtor. During the year ended December 31, 2014 (Predecessor Company), the Company accepted or agreed to accept assets of $33.0 million in satisfaction of $41.7 million of principal. The Company also identified one loan whose principal of $12.6 million was permanently impaired to a value of $7.3 million. These transactions resulted in realized losses of $10.3 million and a decrease in the Company’s investment in mortgage loans net of existing allowances for mortgage loans losses.

As of December 31, 2013 (Predecessor Company), approximately $15.9 million, or 0.03%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2013 (Predecessor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the year either involved the modification of payment terms pursuant to bankruptcy proceedings or included acceptance of assets in satisfaction of principal or foreclosure on collateral property, and were the result of agreements between the creditor and the debtor. With respect to the modified loans we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings. Additionally, there were no material changes to the principal balance of these loans, as a result of restructuring or modifications, which was $3.2 million as of December 31, 2013 (Predecessor Company). During the year a mortgage loan was paid off at a discount, the impact of this transaction resulted in a reduction of $0.5 million in the Company’s investment in mortgage loans, net of existing allowances for mortgage loan losses as of December 31, 2013 (Predecessor Company).

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2015 (Successor Company), $4.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company foreclosed on $3.7 million of nonperforming loans during the period of February 1, 2015 to December 31, 2015 (Successor Company). The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company).

As of December 31, 2015 (Successor Company) there was no allowances for mortgage loan credit losses and as of December 31, 2014 (Predecessor Company), the Company had an allowance for mortgage loan credit losses of $5.7 million. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31,
			2014
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$—	$5,720	$3,130
Charge offs	(2,561)	(861)	(675)
Recoveries	(638)	(2,359)	(2,600)
Provision	3,199	—	5,865
Ending balance	$—	$2,500	$5,720

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30-59 Days Delinquent	60-89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

	30-59 Days Delinquent	60-89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Commercial mortgage loans	$8,972	$—	$1,484	$10,456
Number of delinquent commercial mortgage loans	4	—	1	5

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	19,632	20,603	5,720	3,272	1,224	1,280

As of December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2014 (Predecessor Company) were as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars In Thousands)
Predecessor Company
As of December 31, 2014
Troubled debt restructuring:
Commercial mortgage loans	6	$28,648	$19,593

8.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of
			December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$—	$2,653,065	$2,720,604
Capitalization of commissions, sales, and issue expenses	306,237	22,820	293,672
Amortization	(24,699)	1,080	(194,517)
Change in unrealized investment gains and losses	9,959	(96,830)	(166,694)
Balance, end of period	$291,497	$2,580,135	$2,653,065

Value of Business Acquired

The balances and changes in VOBA are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of
			December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$1,278,063	$501,981	$756,018
Amortization	(70,367)	(5,895)	(113,803)
Change in unrealized gains and losses	69,226	(79,417)	(140,234)
Other	(6,046)	—	—
Balance, end of period	$1,270,876	$416,669	$501,981

     As of February 1, 2015, the existing DAC and VOBA balance was written off in conjunction with the Merger previously disclosed in Note 4, Dai-ichi Merger, and in accordance with ASC Topic 805 - Business Combinations.
Concurrently, a VOBA asset was created representing the actuarial estimated present value of future cash flows from the Company's insurance policies and investment contracts in-force on the date of the Merger.
Based on the balance recorded as of December 31, 2015 (Successor Company), the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2016	$131,942
2017	122,210
2018	112,332
2019	96,942
2020	80,542

9.    GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

Predecessor Company	Acquisitions	Asset Protection	Total Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2013	$32,517	$48,158	$80,675
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2014	$29,419	$48,158	$77,577

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

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the Merger, February 1, 2015. The purchase price in excess of the fair value of assets and liabilities of the Company resulted in the establishment of goodwill as of the date of the Merger. As of February 1, 2015 (Successor Company), the Company established an aggregate goodwill balance of $735.7 million. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. This reduction in Goodwill was applied to the Life Marketing segment's goodwill. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) is $732.4 million.

Refer to Note 4, Dai-ichi Merger, for more information related to the Successor Company goodwill.

10.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The VA separate account balances subject to GMWB were $9.3 billion as of December 31, 2015 (Successor Company). For more information regarding the valuation of and income impact of GMWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 22, Fair Value of Financial Instruments, and Note 23, Derivative Financial Instruments.

The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 5.87%, age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, lapse rates ranging from 2.2% - 33% (depending on product type and duration), and an average discount rate of 6.0%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The VA separate account balances subject to GMDB were $12.2 billion as of December 31, 2015 (Successor Company). The total GMDB amount payable based on VA account balances as of December 31, 2015 (Successor Company), was $283.5 million (including $266.9 million in the Annuities segment and $16.6 million in the Acquisitions segment) with a GMDB reserve of $33.1 million and $0.3 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2015 for the Company was 69.

These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $12.8 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2015, was 66 years.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Beginning balance	$23,893	$21,695	$13,608	$19,606
Incurred guarantee benefits	8,285	2,506	10,130	(3,133)
Less: Paid guarantee benefits	2,247	442	2,043	2,865
Ending balance	$29,931	$23,759	$21,695	$13,608

Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Equity mutual funds	$5,476,366	$7,834,480
Fixed income mutual funds	7,184,528	5,137,312
Total	$12,660,894	$12,971,792

Certain of the Company's fixed annuities and universal life products have a sales inducement in the form of a retroactive interest credit ("RIC"). In addition, certain annuity contracts provide a sales inducement in the form of a bonus interest credit. The Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

Activity in the Company's deferred sales inducement asset was as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred asset, beginning of period	$—	$155,150	$146,651	$143,949
Amounts deferred	14,557	82	18,302	15,274
Amortization	(2,801)	(1,139)	(9,803)	(12,572)
Deferred asset, end of period	$11,756	$154,093	$155,150	$146,651

11.	REINSURANCE

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2015 (Successor Company), the Company had reinsured approximately 48% of the face value of its life insurance in-force. The Company has reinsured approximately 20% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hanover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

The Company has not experienced any credit losses for the years ended December 31, 2015 (Successor Company), December 31, 2014 (Predecessor Company), or December 31, 2013 (Predecessor Company) related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

Reinsurance premiums, commissions, expense reimbursements, benefits, and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-duration and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.

The following table presents the net life insurance in-force:

	Successor Company	Predecessor Company
	As of December 31,	As of December 31,
	2015	2014	2013
	(Dollars In Millions)	(Dollars In Millions)
Direct life insurance in-force	$727,705	$721,036	$726,697
Amounts assumed from other companies	39,547	43,237	46,752
Amounts ceded to other companies	(368,142)	(388,890)	(416,809)
Net life insurance in-force	$399,110	$375,383	$356,640

Percentage of amount assumed to net	10%	12%	13%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Premiums and policy fees:
Life insurance	$2,360,643	$(1,058,706)	$308,280	$1,610,217	(1)	19.1%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	228,500	(79,294)	6,904	156,110		4.4
Total	$2,659,386	$(1,174,871)	$333,436	$1,817,951

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Premiums and policy fees:
Life insurance	$204,185	$(80,657)	$28,601	$152,129	(1)	18.8%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	18,475	(6,354)	666	12,787		5.2
Total	$229,506	$(91,632)	$31,076	$168,950
For The Year Ended December 31, 2014
Premiums and policy fees:
Life insurance	$2,603,956	$(1,279,908)	$349,934	$1,673,982	(1)	20.9%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	218,663	(73,094)	8,675	154,244		5.6
Total	$2,903,656	$(1,395,743)	$379,413	$1,887,326
For The Year Ended December 31, 2013
Premiums and policy fees:
Life insurance	$2,371,872	$(1,299,631)	$306,921	$1,379,162	(1)	22.3%
Accident/health insurance	45,262	(20,011)	24,291	49,542		49.0
Property and liability insurance	210,999	(67,795)	7,977	151,181		5.3
Total	$2,628,133	$(1,387,437)	$339,189	$1,579,885

(1) Includes annuity policy fees of $77.2 million, $7.7 million, $92.8 million, and $88.7 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company), respectively.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), policy and claim reserves relating to insurance ceded of $5.3 billion and $5.9 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had paid $77.9 million and $120.5 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had receivables of $64.9 million and $65.8 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $5.3 billion and $5.9 billion as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	Successor Company		Predecessor Company
	As of		As of
	December 31, 2015		December 31, 2014
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)		(Dollars In Millions)
Security Life of Denver Insurance Company	$800.6	A	$842.1	A
Swiss Re Life & Health America, Inc.	719.2	A+	820.9	A+
Lincoln National Life Insurance Co.	546.0	A+	556.3	A+
Transamerica Life Insurance Co.	396.6	A+	497.7	A+
RGA Reinsurance Company	303.5	A+	412.4	A+
SCOR Global Life USA Reinsurance Company	320.4	A	411.8	A
American United Life Insurance Company	314.2	A+	336.1	A+
Scottish Re (U.S.), Inc.	268.6	NR	298.0	NR
Centre Reinsurance (Bermuda) Ltd	247.6	NR	260.9	NR
Employers Reassurance Corporation	224.4	A-	254.3	A-

The Company's reinsurance contracts typically do not have a fixed term. In general, the reinsurers' ability to terminate coverage for existing cessions is limited to such circumstances as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms. However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.

Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer. The amount of liabilities ceded under contracts that provide for the payment of experience refunds is immaterial.

12.	DEBT AND OTHER OBLIGATIONS

In conjunction with the Merger and in accordance with ASC Topic 805, the Company adjusted the carrying value of debt to fair value as of the date of the Merger, February 1, 2015. This resulted in PLC and the Company establishing premiums and discounts on PLC's outstanding debt, subordinated debentures and PLC and the Company's non-recourse funding obligations. The carrying value of the Company’s revolving line of credit approximates fair value due to the nature of the borrowings and the fact the Company pays a variable rate of interest that reflects current market conditions. The fair value of PLC’s senior notes and subordinated debt and PLC and the Company's non-recourse funding obligations associated with Golden Gate II Captive Insurance Company and MONY Life Insurance Company were determined using market prices as of February 1, 2015. The fair value of the Golden Gate V non-recourse funding obligation was determined using a discounted cash flow model with inputs derived from comparable financial instruments. The premiums and discounts established as of February 1, 2015 are amortized over the expected life of the instruments using the effective interest method. The amortization of premiums and discounts are recorded as a component of interest expense and are recorded in “Other operating expenses” on the Company’s consolidated statements of income.

Under a revolving line of credit arrangement that was in effect until February 2, 2015 (the “Credit Facility”), the Company and PLC had the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company had the right, in certain circumstances, to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate, 0.175%, that could vary with the ratings of PLC’s Senior Debt and that was calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The Credit Facility provided that PLC was liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility was July 17, 2017. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2014 (Predecessor Company). The Company did not have an outstanding balance under the Credit Facility as of December 31, 2014 (Predecessor Company). PLC had an outstanding balance of $450.0 million bearing interest at a rate of LIBOR plus 1.20% under the Credit Facility as of December 31, 2014 (Predecessor Company). As of December 31, 2014 (Predecessor Company), the Company had used $55.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit of an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of December 31, 2014 (Predecessor Company).

On February 2, 2015, the Company and PLC amended and restated the Credit Facility (the “2015 Credit Facility”). Under the 2015 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC's subsequent ratings upgrade on February 2, 2015. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of February 2, 2015 or the 2015 Credit Facility as of December 31, 2015 (Successor Company). PLC had an outstanding balance of $485.0 million bearing interest at a rate of LIBOR plus 1.00% as of December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), the $55.0 million Letter of Credit, executed by the Company, was no longer issued and outstanding.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and wholly owned subsidiary, had three series of non-recourse funding obligations with a total outstanding balance of $800 million as of December 31, 2015 (Successor Company). As of December 31, 2015, PLC held the entire outstanding balance of non-recourse funding obligations. As of December 31, 2015, the Series A1 non-recourse funding obligations had a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 non-recourse funding obligations had a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 non-recourse funding obligations had a balance of $300 million and accrue interest at a fixed rate of 8.45%. In connection with the reinsurance transaction pursuant to which the Company reinsures the GLAIC Block, on January 15, 2016, Golden Gate and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of non-recourse funding obligations outstanding as of December 31, 2015 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2015 (Successor Company), securities related to $144.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $284.8 million of the non-recourse funding obligations were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2015 (Successor Company), no payments have been made under these agreements and $1.9 million amounts are collateralized by PLC under these agreements. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms on the support agreement. There are no support agreements between the Company and Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2015 (Successor Company), the principal balance of the Red Mountain note was $500 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $500 million outstanding non-recourse funding obligation as of December 31, 2015 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of December 31, 2015 (Successor Company), on a consolidated basis, are shown in the following table:

Issuer	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)	$1,148,237	2037	4.66%
Golden Gate II Captive Insurance Company	236,123	2052	1.22%
Golden Gate V Vermont Captive Insurance Company(2)	564,679	2037	5.12%
MONY Life Insurance Company(2)	2,524	2024	6.19%
Total	$1,951,563

(1) Carrying values include premiums and discounts and do no represent unpaid principal balances.
(2) Fixed rate obligations

     During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations. For the year ended December 31, 2014 (Predecessor Company), the Company and its subsidiaries repurchased $37.7 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $7.4 million pre-tax gain for the Company. For the year ended December 31, 2013 (Predecessor Company), the Company and its subsidiaries repurchased $68.5 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $15.4 million pre-tax gain for the Company.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018 to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $935 million as of December 31, 2015 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during 2015 and was $780 million as of December 31, 2015 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2015 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 36 basis points). During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the maximum balance outstanding at any one point in time related to these programs was $912.7 million and $175.0 million, respectively. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points, respectively) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. As of December 31, 2014 (Predecessor Company), the Company had a $50.0 million outstanding balance related to such borrowings. During 2014, the maximum balance outstanding at any one point in time related to these programs was $633.7 million. The average daily balance was $470.4 million (at an average borrowing rate of 11 basis points) during the year ended December 31, 2014 (Predecessor Company).

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2015 (Successor Company):
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of December 31, 2015 (Successor Company)
(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$108,875	$—	$—	$—	$108,875
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	371,002	—	—	—	371,002
Total borrowings	$479,877	$—	$—	$—	$479,877
 Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on non-recourse funding obligations, letters of credit, and other temporary borrowings was $106.4 million, $10.0 million, $118.6 million, $111.4 million, for the periods of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company), respectively.

13.	COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 17 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $10.2 million, $0.9 million, $10.8 million, and $11.2 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company), respectively. The aggregate annualized rent was approximately $6.3 million for the year ended December 31, 2015 (Successor Company). The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2016	$4,406
2017	4,042
2018	3,829
2019	3,644
2020	3,600
Thereafter	13,145

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

Year	Amount
(Dollars In Thousands)
2016	$1,385
2017	1,381
2018	76,356

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the Company had outstanding mortgage loan commitments of $601.9 million at an average rate of 4.43% and $537.7 million at an average rate of 4.61%, respectively.

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

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, the Appeals accepted the Company’s earlier proposed settlement offer. In September of 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress' Joint Committee on Taxation, the Company expected to receive an approximate $6.2 million net refund in a future period. A portion of this refund would be due to the Company. This refund will not materially affect the Company’s effective tax rate.

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

The Company and certain of the Company’s insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, the early stages of the audits being conducted, and, with respect to one block of life insurance policies that is co-insured by the Company, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits probable or reasonably estimable.

The Company and certain of the Company’s subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts.

There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest as well as penalties to the state if the beneficiary could not be found. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $4.5 million.

14.	SHAREOWNER’S EQUITY

PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2015, 2014, and 2013, PL&A paid no dividends to PLC on its preferred stock.

15.	STOCK-BASED COMPENSATION

As a result of the Merger, PLC adopted a new long-term incentive program in 2015. The program was modified to reflect the fact that PLC no longer has a publicly traded class of stock to use in its compensation programs. Prior to that time, since 1973, PLC had stock-based incentive plans designed and established to motivate management to focus on its long-range performance through the awarding of stock-based compensation. Due to change in control provision, the awards outstanding immediately prior to the Merger were cancelled and converted into the right to receive an amount in cash. For more information refer to Note 4, Dai-ichi Merger.

Performance Shares (Predecessor)
The criteria for payment of the 2014 performance awards was based on PLC's average operating return on average equity ("ROE") over a three-year period. If PLC's ROE was below 10.5%, no award was earned. If PLC's ROE was at or above 12.0%, the award maximum was earned.
The criteria for payment of the 2013 performance awards was based on PLC's average operating ROE over a three-year period. If PLC's ROE was below 10.0%, no award was earned. If PLC's ROE was at or above 11.5%, the award maximum was earned.
Performance shares were equivalent in value to one share of PLC's common stock times the award earned percentage payout. Performance share awards of 203,295 performance share awards were issued during the year ended December 31, 2014 (Predecessor Company).
Performance share awards and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars In Thousands)
2014	203,295	$10,484
2013	298,500	9,328
2012	306,100	8,608

Stock Appreciation Rights (Predecessor)
Stock Appreciation Rights ("SARs") were granted to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC's common stock. The SARs were exercisable either 5 years after the date of grant or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price was as follows:

	Weighted-Average Base Price Per Share	No. of SARs
Balance at December 31, 2012	$22.15	1,641,167
SARs exercised / forfeited	18.54	(336,066)
Balance at December 31, 2013	$23.08	1,305,101
SARs exercised / forfeited	22.07	(1,147,473)
Balance at December 31, 2014	$30.41	157,628
The outstanding SARs as of December 31, 2014 (Predecessor Company), were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$41.05	10,000	1	10,000
$43.46	22,300	3	22,300
$38.59	52,000	4	52,000
$3.50	46,110	5	46,110
$18.36	27,218	6	27,218

There were no SARs issued for the years ended December 31, 2014 (Predecessor Company) and December 31, 2013 (Predecessor Company). These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and expected exercise date of 2016. Due to the change in control provision, all SARs outstanding immediately prior to the Merger were cancelled and converted into the right to receive an amount in cash.

Restricted Stock Units (Predecessor)
Restricted stock units were awarded to participants and include certain restrictions relating to vesting periods. PLC issued 98,700 restricted stock units for the year ended December 31, 2014 (Predecessor Company) and 166,850 restricted stock units for the year ended December 31, 2013 (Predecessor Company). These awards had a total fair value at grant date of $5.1 million and $5.5 million, respectively. Approximately half of these restricted stock units were to vest after three years from grant date and the remainder vest after four years.
PLC recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $25.9 million and $15.7 million in 2014 and 2013, respectively. PLC's obligations of its stock-based compensation plans that are expected to be settled in shares of PLC's common stock are reported as a component of shareowner's equity, net of deferred taxes. As of December 31, 2014 (Predecessor Company), the total compensation cost related to non-vested stock-based compensation not yet recognized was $27.0 million. Due to the Merger, the unrecognized stock compensation expense was accelerated as of the date of the merger due to a change in control provision.
The following table provides information as of December 31, 2014 (Predecessor Company), regarding equity compensation plans under which the Company's common stock was authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014 (a)		Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2014 (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of of December 31, 2014 (c)
Equity compensation plans approved by shareowners	1,960,959	(1)	$22.07	(3)	4,092,546	(4)
Equity compensation plans not approved by shareowners	193,720	(2)	Not applicable		Not applicable	(5)
Total	2,154,679		$22.07		4,092,546

(1)
Includes the following number of shares: (a) 102,458 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 907,487 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2014); (c) 313,199 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); (d) 475,386 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under PLC's Deferred Compensation Plan for Officers; and (e) 162,429 shares issuable with respect to stock equivalents representing previous awards under PLC's Stock Plan for Non-Employee Directors that the recipient deferred under PLC's Deferred Compensation Plan for Directors Who Are Not Employees of PLC.

(2)
Includes the following number of shares of common stock: (a) 152,709 shares issuable with respect to stock equivalents representing (i) stock awards to PLC's Directors before June 1, 2004 that the recipient deferred pursuant to PLC's Deferred Compensation Plan for Directors Who Are Not Employees of PLC and (ii) cash retainers and fees that PLC's Directors deferred under the Company's Deferred Compensation Plan for Directors Who Are Not Employees of PLC, and (b) 41,011 shares issuable with respect to stock equivalents pursuant to PLC's Deferred Compensation Plan for Officers.

(3)	Based on exercise prices of outstanding SARs.

(4)	Represents shares of common stock available for future issuance under the LTIP and PLC's Stock Plan for Non-Employee Directors.
(5) The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans' participants

16.	EMPLOYEE BENEFIT PLANS

Due to the Dai-ichi acquisition, PLC remeasured all materially impacted benefit plans as of January 31, 2015. Financial remeasurement was performed for the defined benefit pension plan, the unfunded excess benefit plan, and the postretirement life insurance plan as of January 31, 2015. The January results for the retiree life plan were not material, and therefore, remeasurement was not deemed necessary for this plan. PLC has disclosed relevant financial information related to the January 31, 2015 remeasurement.
Beginning with the December 31, 2015 measurement, PLC changed its method used to estimate the service and interest cost components of net periodic benefit cost for pension and other postretirement benefits by applying a spot rate approach. Historically, PLC utilized a single weighted average discount rate derived from a selected yield curve used to measure the benefit obligation as of the measurement date. Under the new spot rate approach, the actual calculation of service and interest cost will reflect an array of spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. PLC made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates from the selected yield curve. This new approach does not affect the measurement of the total benefit obligation.

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

•	Employees hired after December 31, 2007 will receive benefits under a cash balance plan.

•
Employees active on December 31, 2007 with age plus vesting service less than 55 years, will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

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

In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 ("HATFA") was signed into law. HATFA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced PLC's minimum required defined benefit plan contributions for the 2013 and 2014 plan years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

During January of 2015 (Predecessor Company), PLC made a $2.2 million contribution to the defined benefit pension plan for the 2014 plan year. During the period of February 1, 2015 to December 31, 2015 (Successor Company), PLC contributed $1.4 million to its defined benefit pension plan for the 2014 plan year. PLC has not yet determined what amount it will fund for 2016, but estimates that the amount will be between $1 million and $10 million.
PLC also sponsors an unfunded excess benefit plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.
The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for PLC's defined benefit pension plan and unfunded excess benefit plan as of December 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), and December 31, 2014 (Predecessor Company):

	Successor Company		Predecessor Company
	December 31, 2015		January 31, 2015		December 31, 2014
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)		(Dollars In Thousands)
Accumulated benefit obligation, end of year	$250,133	$54,196	$262,290	$49,251	$249,453	$47,368
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$281,099	$51,243	$267,331	$49,575	$219,152	$39,679
Service cost	11,220	1,229	974	95	9,411	954
Interest cost	9,072	1,499	1,002	140	10,493	1,696
Amendments	—	—	—	—	—	—
Actuarial loss/(gain)	(19,235)	4,484	12,384	1,555	38,110	9,153
Benefits paid	(13,935)	(1,470)	(592)	(122)	(9,835)	(1,907)
Projected benefit obligation at end of year	268,221	56,985	281,099	51,243	267,331	49,575
Change in plan assets:
Fair value of plan assets at beginning of year	201,820	—	203,772	—	180,173	—
Actual return on plan assets	6,751	—	(3,525)	—	17,921	—
Employer contributions(1)	1,406	1,470	2,165	122	15,513	1,907
Benefits paid	(13,935)	(1,470)	(592)	(122)	(9,835)	(1,907)
Fair value of plan assets at end of year	196,042	—	201,820	—	203,772	—
After reflecting FASB guidance:
Funded status	(72,179)	(56,985)	(79,279)	(51,243)	(63,559)	(49,575)
Amounts recognized in the balance sheet:
Other liabilities	(72,179)	(56,985)	(79,279)	(51,243)	(63,559)	(49,575)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	(12,772)	4,484	96,965	22,401	80,430	20,983
Prior service cost/(credit)	—	—	(1,001)	23	(1,033)	24
Total amounts recognized in AOCI	$(12,772)	$4,484	$95,964	$22,424	$79,397	$21,007

(1)	Employer contributions disclosed are based on the Company's fiscal filing year

As a result of the Merger on February 1, 2015, all unrecognized prior service costs or credits, actuarial gains or losses, and any remaining transition assets or obligations were not carried forward. Therefore, the amounts presented in the "Amounts recognized in accumulated other comprehensive income" in the chart above were set to zero on the Merger date.
Weighted-average assumptions used to determine benefit obligations as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	As of December 31, 2015		As of December 31, 2014
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	4.29%	3.63%	3.95%	3.65%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above

     The benefit obligations as of January 31 were determined based on the assumptions used in the 2014 year end disclosures with the following exception:

	Predecessor Company
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
Discount rate	3.55%	3.26%
Weighted-average assumptions used to determine the net periodic benefit cost for the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	For The Year Ended December 31,		For The Year Ended December 31,
	2015	2015	2014	2013	2014	2013
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
Discount rate	3.95%	3.65%	4.86%	4.07%	4.30%	3.37%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	3.0	3.0	4.0	4.0
Expected long-term return on plan assets	7.5	N/A	7.5	7.5	N/A	N/A

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

Components of the net periodic benefit cost for the period of February 1, 2015 to December 31, 2015 (Successor Company), for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the years ended December 31, 2014 and 2013 (Predecessor Company) are as follows:

	Successor Company		Predecessor Company
	February 1, 2015 to December 31, 2015		January 1, 2015 to January 31, 2015		For The Year Ended December 31,
					2014	2013	2014	2013
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan		Unfunded Excess Benefit Plan
	(Dollars In Thousands)		(Dollars In Thousands)
Service cost — benefits earned during the period	$11,220	$1,229	$974	$95	$9,411	$9,345	$954	$1,037
Interest cost on projected benefit obligation	9,072	1,499	1,002	140	10,493	8,985	1,696	1,387
Expected return on plan assets	(13,214)	—	(1,293)	—	(12,166)	(11,013)	—	—
Amortization of prior service cost/(credit)	—	—	(33)	1	(392)	(392)	12	12
Amortization of actuarial losses(1)	—	—	668	138	6,821	9,631	1,516	1,792
Preliminary net periodic benefit cost	7,078	2,728	1,318	374	14,167	16,556	4,178	4,228
Settlement/curtailment expense(2)	—	—	—	—	—	—	—	928
Total net periodic benefit cost	$7,078	$2,728	$1,318	$374	$14,167	$16,556	$4,178	$5,156

(1) 2015 average remaining service period used is 9.38 years and 7.96 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.
(2) The unfunded excess benefit plan triggered settlement accounting for the year ended December 31, 2013 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

PLC will not amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2016 since the net actuarial loss (gain) is less than 10% of the greater of the smooth value of assets or the projected benefit obligation.

Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Successor Company		Predecessor Company
Asset Category	Target Allocation for 2016	2015	2014
Cash and cash equivalents	2%	2%	4%
Equity securities	60	61	62
Fixed income	38	37	34
Total	100%	100%	100%

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

PLC's investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The plan's equity assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in a Spartan 500 index fund managed by Fidelity. The plan's cash is invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with the Company.

 Plan assets of the defined benefit pension plan by category as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company) are as follows:

	Successor Company	Predecessor Company
Asset Category	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Cash and cash equivalents	$3,121	$7,968
Equity securities:
Collective Russell 3000 equity index fund	72,663	79,660
Fidelity Spartan 500 index fund	52,551	51,848
Fixed income	67,707	64,296
Total investments	196,042	203,772
Employer contribution receivable	—	2,165
Total	$196,042	$205,937

The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan's group deposit administration annuity contract with the Company is recorded at contract value, which, by utilizing a long-term view, PLC believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while PLC believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$3,121	$—	$—	$3,121
Collective investment funds:
Equity index funds	52,551	72,663	—	125,214
Group deposit administration annuity contract	—	—	67,707	67,707
Total investments	$55,672	$72,663	$67,707	$196,042

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$7,968	$—	$—	$7,968
Collective investment funds:
Equity index funds	51,848	79,660	—	131,508
Group deposit administration annuity contract	—	—	64,296	64,296
Total investments	$59,816	$79,660	$64,296	$203,772

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were no transfers between Level 2 and Level 3. For the year ended December 31, 2014 (Predecessor Company), $4.5 million was transferred into Level 3 from Level 2. This transfer was made to maintain an acceptable asset allocation as set by PLC’s investment policy.

For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), there were no transfers between Level 1 and Level 2.

The following table summarizes the Plan investments measured at fair value based on NAV per share as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
Successor Company
As of December 31, 2015
Collective short-term investment fund	$3,121	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	72,663	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	52,551	Not Applicable	Daily	1 day

Predecessor Company
As of December 31, 2014
Collective short-term investment fund	$7,968	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	79,660	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	51,848	Not Applicable	Daily	1 day

(1) Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the period of February 1, 2015 to December 31, 2015, for the period of January 1, 2015 to January 31, 2015, and for the year ended December 31, 2014, for which PLC has used significant unobservable inputs (Level 3):

	Successor Company	Predecessor Company
	December 31, 2015	January 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of year	$64,581	$64,296	$56,736
Interest income	3,126	285	3,060
Transfers from collective short-term investments fund	—	—	4,500
Transfers to collective short-term investments fund	—	—	—
Balance, end of year	$67,707	$64,581	$64,296

     The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2015 (Successor Company):

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$67,707	Contract Value	Contract Rate	5.22% - 5.41%

Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

Estimated future benefit payments under the defined benefit pension plan and unfunded excess benefit plan are as follows:

Years	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)
2016	$16,947	$5,470
2017	18,019	7,682
2018	17,723	5,070
2019	18,517	9,097
2020	19,532	4,962
2021-2025	102,176	18,888

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), the accumulated postretirement benefit obligation associated with these benefits was $0.1 million and $0.2 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$247	$447
Service cost	1	2
Interest cost	2	4
Actuarial (gain)/loss	(113)	30
Plan participant contributions	141	254
Benefits paid	(141)	(490)
Benefit obligation, end of year	$137	$247

For the retiree medical plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company) is 1.54% and 1.27%, respectively.

For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), PLC’s liability related to this benefit was less than $0.1 million. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of January 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$9,781	$9,288	$8,653
Service cost	138	12	97
Interest cost	336	39	416
Actuarial (gain)/loss	(894)	511	694
Benefits paid	(298)	(69)	(572)
Benefit obligation, end of year	$9,063	$9,781	$9,288

For the postretirement life insurance plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company) is 4.6% and 4.21%, respectively. PLC's discount rate assumption used to determine benefit obligation as of January 1, 2015 (Predecessor Company) is 3.79%.

PLC’s expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2015 (Successor Company) is 2.75% and 3.14%, respectively. To determine an appropriate long-term rate of return assumption, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index.

Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

The fair value of each major category of plan assets for PLC’s postretirement life insurance plan is as follows:

	Successor Company	Predecessor Company
	As of	As of
	December 31, 2015	December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Category of Investment
Money market fund	$5,653	$5,925

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,653	$—	$—	$5,653

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2014 (Predecessor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,925	$—	$—	$5,925

For the year ended December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), there were no transfers between levels.

Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

PLC sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($18,000 for 2015). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2015). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately.

Prior to 2009, employee contributions to PLC’s 401(k) Plan were matched through use of an ESOP established by PLC. Beginning in 2009, PLC adopted a cash match for employee contributions to the 401(k) plan. For the period of February 1, 2015 to December 31, 2015 (Successor Company) and for the year ended December 31, 2014 (Predecessor Company), PLC recorded an expense of $6.3 million and $6.3 million, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by PLC for this employee benefit was $0.5 million, $0.4 million, and $0.5 million, respectively, in 2015, 2014, and 2013.

Prior to the Merger date of February 1, 2015, PLC's outstanding and publicly traded common stock was a component of the investment options allowed to participants in the 401(k) Plan.

Deferred Compensation Plan

Prior to the Merger, PLC had established deferred compensation plans for directors, officers, and others. Compensation deferred was credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. PLC, from time to time, reissued treasury shares or bought in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2014 (Predecessor Company), the plans had 1,109,595 common stock equivalents credited to participants. PLC's obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowner's equity. On February 1, 2015, PLC became a wholly owned subsidiary of Dai-ichi Life and PLC stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.

As of February 1, 2015, PLC has continued the deferred compensation plans for officers and others. Compensation deferred was credited to the participants in cash, mutual funds, or a combination thereof. As of December 31, 2015 (Successor Company), PLC's obligations related to its deferred compensation plans are reported in other liabilities.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2015 (Successor Company), January 31, 2015 (Predecessor Company), December 31, 2014 (Predecessor Company), and December 31, 2013 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, February 1, 2015	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(1,263,367)	(86)	(1,263,453)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(393)	—	(393)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	17,369	86	17,455
Net current-period other comprehensive income (loss)	(1,246,391)	—	(1,246,391)
Ending Balance, December 31, 2015	$(1,246,391)	$—	$(1,246,391)

(1)	See Reclassification table below for details.

(2)
As of December 31, 2015 (Successor Company), net unrealized losses reported in AOCI were offset by $623.0 million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Predecessor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2014	$1,483,293	$(82)	$1,483,211
Other comprehensive income (loss) before reclassifications	482,143	9	482,152
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(243)	—	(243)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(4,166)	23	(4,143)
Net current-period other comprehensive income (loss)	477,734	32	477,766
Ending Balance January 31, 2015	$1,961,027	$(50)	$1,960,977

(1)	See Reclassification table below for details.

(2)
As of January 31, 2015 and December 31, 2014, net unrealized losses reported in AOCI were offset by $(492.6) million and $(504.4) million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2013	$540,201	$(1,235)	$538,966
Other comprehensive income (loss) before reclassifications	983,985	(2)	983,983
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,498	—	3,498
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(44,391)	1,155	(43,236)
Net current-period other comprehensive income (loss)	943,092	1,153	944,245
Ending Balance, December 31, 2014	$1,483,293	$(82)	$1,483,211

(1)	See Reclassification table below for details.

(2)
As of December 31, 2014 and 2013, net unrealized losses reported in AOCI were offset by $(504.4) million and $(189.8) million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(1,250,416)	734	(1,249,682)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	4,591	—	4,591
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(28,594)	1,527	(27,067)
Net current-period other comprehensive income (loss)	(1,274,419)	2,261	(1,272,158)
Ending Balance, December 31, 2013	$540,201	$(1,235)	$538,966

(1)	See Reclassification table below for details.

(2)
As of December 31, 2012 and 2013, net unrealized losses reported in AOCI were offset by $(204.8) million and $(189.8) million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following table summarizes the reclassifications amounts out of AOCI for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$271	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(26,992)	Net impairment losses recognized in earnings
	(26,721)	Total before tax
	9,352	Tax (expense) or benefit
	$(17,369)	Net of tax

(1)	See Note 23, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax

(1)	See Note 23, Derivative Financial Instruments for additional information.

 Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Predecessor Company
For The Year Ended December 31, 2014
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,777)	Benefits and settlement expenses, net of reinsurance ceded
	(1,777)	Total before tax
	622	Tax (expense) or benefit
	$(1,155)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$75,569	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,275)	Net impairment losses recognized in earnings
	68,294	Total before tax
	(23,903)	Tax (expense) or benefit
	$44,391	Net of tax

(1)	See Note 23, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Predecessor Company
For The Year Ended December 31, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(2,349)	Benefits and settlement expenses, net of reinsurance ceded
	(2,349)	Total before tax
	822	Tax (expense) or benefit
	$(1,527)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$66,437	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(22,447)	Net impairment losses recognized in earnings
	43,990	Total before tax
	(15,396)	Tax (expense) or benefit
	$28,594	Net of tax

(1)	See Note 23, Derivative Financial Instruments for additional information.

18.	INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%	35.0%
State income taxes	1.4	0.5	0.5	0.4
Investment income not subject to tax	(6.8)	(2.8)	(2.7)	(4.4)
Uncertain tax positions	—	—	0.5	0.1
Other	(0.3)	0.7	0.1	(0.1)
	29.3%	33.4%	33.4%	31.0%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Current income tax expense:
Federal	$50,722	$(48,469)	$176,238	$(18,076)
State	(4,000)	1,085	5,525	(222)
Total current	$46,722	$(47,384)	$181,763	$(18,298)
Deferred income tax expense:
Federal	$18,880	$90,774	$65,566	$149,288
State	8,889	935	(491)	(93)
Total deferred	$27,769	$91,709	$65,075	$149,195

The components of the Company’s net deferred income tax liability are as follows:

	Successor Company	Predecessor Company
	As of December 31, 2015	As of December 31, 2014
	(Dollars In Thousands)	(Dollars In Thousands)
Deferred income tax assets:
Premium receivables and policy liabilities	$—	$154,720
Loss and credit carryforwards	115,667	35,642
Deferred compensation	108,416	104,117
Invested assets (other than unrealized gains)	—	2,960
Deferred policy acquisition costs	267,542	—
Premium on non-recourse funding obligations	13,872	—
Net unrealized loss on investments	671,176	—
Other	6,605	—
Valuation allowance	(3,466)	(791)
	1,179,812	296,648
Deferred income tax liabilities:
Premium receivables and policy liabilities	202,753	—
VOBA and other intangibles	632,176	—
DAC and VOBA	—	1,073,499
Invested assets (other than unrealized gains (losses))	1,560,063	—
Net unrealized gains (losses) on investments	—	798,529
Other	—	36,484
	2,394,992	1,908,512
Net deferred income tax liability	$(1,215,180)	$(1,611,864)

The Company’s income tax returns, except for MONY which files separately, are included in PLC’s consolidated U.S. income tax return.

The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities. These liabilities were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY's tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2015 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.

In management’s judgment, the gross deferred income tax asset as of December 31, 2015 (Successor Company), will more likely than not be fully realized. The Company has recognized a valuation allowance of $5.3 million and $1.2 million as of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $4.1 million, before federal income taxes, increased state income tax expense in 2015 by the same amount.

In addition, included in the deferred income tax assets above is approximately $4.5 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2015 and 2035.

As of December 31, 2015 (Successor Company) and December 31, 2014 (Predecessor Company), some of the Company's fixed maturities were reported at an unrealized loss. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year's other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	As of December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Balance, beginning of period	$105,850	$168,076	$85,846	$74,335
Additions for tax positions of the current year	2,213	(5,010)	57,392	7,464
Additions for tax positions of prior years	1,812	1,149	34,371	6,787
Reductions of tax positions of prior years:
Changes in judgment	(644)	(58,365)	(9,533)	(2,740)
Settlements during the period	(100,294)	—	—	—
Lapses of applicable statute of limitations	—	—	—	—
Balance, end of period	$8,937	$105,850	$168,076	$85,846

Included in the end of period balance above, for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 and 2013 (Predecessor Company), are approximately $1.4 million, $94.9 million, $157.3 million, and $78.5 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.5 million, $11.0 million, $10.7 million, and $7.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and as of December 31, 2014 and 2013 (Predecessor Company), respectively.

Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2015, 2014 or 2013, as the parent company maintains responsibility for the interest on unrecognized tax benefits. The Company has no accrued interest associated with unrecognized tax benefits as of any balance sheet date ending in 2015, 2014, or 2013.

The Company believes that in the next 12 months none of these unrecognized tax benefits will be significantly increased or reduced.

In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company’s current income taxes for the years 2003 through 2011 will not materially affect the Company or its effective tax rate.

The Company is currently under audit by the IRS for the years 2012 and 2013. As of December 31, 2015, no materially adverse adjustments to reported taxable income have been proposed.

In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2012. Nevertheless, certain of these pre-2012 years have pending U.S. tax refunds. Due to their size, these refunds are being reviewed by Congress' Joint Committee on Taxation. Furthermore, due to the afore-mentioned IRS adjustments to the Company's pre-2012 taxable income, the Company is amending certain of its 2003 through 2011 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns. At this time, the Company believes that the Joint Committee's review of its U.S. tax refunds and the states' acceptance of its amending returns will be completed this year. The underlying statutes of limitations are expected to close in due course on or before June 30, 2017.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$98,232	21,567	$117,776	$110,301
Income taxes	(75,869)	(1)	159,724	(54,370)

20.	RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates. Lease revenues were $4.6 million, $0.4 million, $4.9 million, and $4.9 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $214.8 million, $19.0 million, $206.3 million, and $170.9 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2015 and 2014 of $22.5 million and $19.5 million, respectively. There was no intercompany receivable with affiliates balance as of December 31, 2015 or December 31, 2014.

Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $45.3 million, $2.6 million, $33.4 million, and $40.0 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $10.0 million, $0.8 million, $16.5 million, and $16.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

Prior to the Merger, PLC and the Company had no related party transactions with Dai-ichi Life.

PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2015, PLC was the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate.

As of February 1, 2000, PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013, wherein as of December 31, 2015, PLC continued to guarantee the obligations of the Company thereunder.

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

The Company has reinsured GMWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Under this support agreement, the Company issued a $55 million Letter of Credit during 2014. As of December 31, 2015 (Successor Company), the $55 million Letter of Credit executed by the Company was no longer issued and outstanding. Also in accordance with this agreement, $120 million of additional capital was provided to Shades Creek by PLC through cash capital contributions during the period of February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2015 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

As of December 31, 2012, Shades Creek was a direct wholly owned insurance subsidiary of the Company. On April 1, 2013, the Company paid to its parent, PLC, a dividend that consisted of all outstanding stock of Shades Creek. The Company will continue to reinsure GMWB and GMDB riders to Shades Creek, which include a funds withheld account that is considered a derivative. For more information related to the derivative, refer to Note 22, Fair Value of Financial Instruments and Note 23, Derivative Financial Instruments. For cash flow purposes, portions of the dividend were treated as non-cash transactions.

The following balances from Shades Creek’s balance sheet as of March 31, 2013 with the exception of cash, were excluded from the Company’s cash flow statement for the year ended December 31, 2013 (Predecessor Company):

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

The Company's insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the NAIC and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs and VOBA, 2) benefit liabilities that are calculated using Company estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) recognition of realized gains and losses on the sale of securities in the period they are sold, and 5) fixed maturities recorded at fair values, but instead at amortized cost.

Statutory net income for the Company was $440.0 million, $554.2 million, and $165.5 million for the year ended December 31, 2015, 2014 and 2013, respectively. Statutory capital and surplus for the Company was $3.8 billion and $3.5 billion as of December 31, 2015 and 2014, respectively.

The Company’s insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2016 is approximately $165.6 million. Additionally, as of December 31, 2015, approximately $960.2 million of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.

State insurance regulators and the National Association of Insurance Commissioners ("NAIC") have adopted risk-based capital ("RBC") requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2015, the Company’s total adjusted capital and company action level RBC were approximately $4.1 billion and $720.6 million, respectively, providing an RBC ratio of approximately 562%.

Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2015, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $43.8 million.

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

The favorable (unfavorable) effects of the Company’s statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2015	2014
	(Dollars In Millions)
Non-admission of goodwill	$(295)	$(310)
Total (net)	$(295)	$(310)

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

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2015	2014
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,715	$1,735
Accounting for Red Mountain Note as admitted asset	$500	$435
Reserving based on state specific actuarial practices	$117	$112
Reserving difference related to a captive insurance company	$(118)	$(87)

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair value of its financial instruments based on the fair value hierarchy established in FASB guidance referenced in the Fair Value Measurements and Disclosures Topic which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has adopted the provisions from the FASB guidance that is referenced in the Fair Value Measurements and Disclosures Topic for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis. The effect on the Company's periodic fair value measurements for non-financial assets and liabilities was not material.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,765,270	$3	$1,765,273
Commercial mortgage-backed securities	—	1,285,864	—	1,285,864
Other asset-backed securities	—	210,020	587,031	797,051
U.S. government-related securities	1,054,353	477,824	—	1,532,177
State, municipalities, and political subdivisions	—	1,603,600	—	1,603,600
Other government-related securities	—	17,740	—	17,740
Corporate securities	83	24,876,455	902,119	25,778,657
Preferred stock	43,073	19,614	—	62,687
Total fixed maturity securities - available-for-sale	1,097,509	30,256,387	1,489,153	32,843,049
Fixed maturity securities - trading
Residential mortgage-backed securities	—	286,658	—	286,658
Commercial mortgage-backed securities	—	146,743	—	146,743
Other asset-backed securities	—	122,511	152,912	275,423
U.S. government-related securities	233,592	4,755	—	238,347
State, municipalities, and political subdivisions	—	313,354	—	313,354
Other government-related securities	—	58,827	—	58,827
Corporate securities	—	1,322,276	18,225	1,340,501
Preferred stock	2,794	1,402	—	4,196
Total fixed maturity securities - trading	236,386	2,256,526	171,137	2,664,049
Total fixed maturity securities	1,333,895	32,512,913	1,660,290	35,507,098
Equity securities	620,358	13,063	66,504	699,925
Other long-term investments (1)	113,699	141,487	68,384	323,570
Short-term investments	261,659	2,178	—	263,837
Total investments	2,329,611	32,669,641	1,795,178	36,794,430
Cash	212,358	—	—	212,358
Assets related to separate accounts
Variable annuity	12,829,188	—	—	12,829,188
Variable universal life	827,610	—	—	827,610
Total assets measured at fair value on a recurring basis	$16,198,767	$32,669,641	$1,795,178	$50,663,586

Liabilities:
Annuity account balances(2)	$—	$—	$92,512	$92,512
Other liabilities (1)	40,067	106,310	375,848	522,225
Total liabilities measured at fair value on a recurring basis	$40,067	$106,310	$468,360	$614,737

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2015 (Successor Company), the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of December 31, 2015, the Company held $739.9 million of Level 3 ABS, which included $587.0 million of other asset-backed securities classified as available-for-sale and $152.9 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of December 31, 2015 (Successor Company), the Company classified approximately $28.7 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of December 31, 2015 (Successor Company), the Company classified approximately $920.3 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of December 31, 2015 (Successor Company), the Company held approximately $79.6 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 23, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2015 (Successor Company), 82% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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
The embedded derivatives are carried at fair value in "other long-term investments" and "other liabilities" on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 23, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table with company experience, with attained age factors varying from 44.5% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB Mortality Table modified with company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables modified with company experience, with attained age factors varying from 38% - 153%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. As of December 31, 2015 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.5 billion and the statutory unrealized gain (loss) of the securities of $184.1 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of December 31, 2015 (Successor Company), was $18.2 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 23, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $15.8 million as of December 31, 2015 (Successor Company), however, interest support agreement obligations to Golden Gate II of approximately $1.9 million have been collateralized by PLC. Re-evaluation, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of December 31, 2015 (Successor Company), no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of December 31, 2015 (Successor Company), was $2.3 million. As of December 31, 2015 (Successor Company), no payments have been triggered under this agreement.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of December 31, 2015 (Successor Company), was zero. As of December 31, 2015 (Successor Company), no payments have been triggered under this agreement.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the

Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2015 (Successor Company), was a liability of $102.4 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2015 (Successor Company), ranged from a one month rate of 0.61%, a 5 year rate of 2.43%, and a 30 year rate of 3.66%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$587,031	Discounted cash flow	Liquidity premium	0.27% - 1.49% (0.42%)
			Paydown rate	10.20% - 14.72% (13.11%)
Corporate securities	875,810	Discounted cash flow	Spread over treasury	0.10% - 19.00% (2.61%)
Liabilities:
Embedded derivatives—GMWB(1)	$18,511	Actuarial cash flow model	Mortality	1994 MGDB table with company experience
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.04%
Annuity account balances(2)	92,512	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$81 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with company experience
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative—FIA	100,329	Actuarial cash flow model	Expenses	$81.50 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	1994 MGDB table with company experience
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative—IUL	29,629	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.04%

(1)	The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance agreements.

(2)	Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $197.5 million of financial instruments being classified as Level 3 as of December 31, 2015 (Successor Company). Of the $197.5 million, $152.9 million are other asset-backed securities and $44.6 million are corporate securities.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2015 (Successor Company), the Company held $66.5 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Predecessor Company
	Fair Value As of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$563,752	Discounted cash flow	Liquidity premium	0.39% - 1.49% (0.69%)
			Paydown rate	9.70% - 15.80% (12.08%)
Corporate securities	1,282,864	Discounted cash flow	Spread over treasury	0.33% - 7.50% (2.19%)
Liabilities:
Embedded derivatives—GMWB(1)	$25,927	Actuarial cash flow model	Mortality	44.5% to 100% of 1994 MGDB table
			Lapse	0.25% - 17%, depending on product/duration/funded status of guarantee
			Utilization	97% - 101%
			Nonperformance risk	0.12% - 0.96%
Annuity account balances(2)	97,825	Actuarial cash flow model	Asset earned rate	3.86% - 5.92%
			Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative—FIA	124,465	Actuarial cash flow model	Expenses	$83 - $97 per policy
			Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.96%
Embedded derivative - IUL	6,691	Actuarial cash flow model	Mortality	37% - 74% of 2008 VBT Primary Tables
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.96%

(1)	The fair value for the GMWB embedded derivative is presented as a net asset. Excludes modified coinsurance arrangements.

(2)	Represents liabilities related to fixed indexed annuities.

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

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2014 (Predecessor Company), the Company held $70.4 million of financial instruments where book value approximates fair value. Of the $70.4 million, $66.7 million represents equity securities, which are predominantly FHLB stock and $3.7 million of other fixed maturity securities.

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

The fair value of corporate securities classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to December 31, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included In Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	11,040	(92)	(17,076)	—	(9,677)	—	—	—	(810)	587,031	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	4,367	24,490	(963)	(52,898)	199,924	(407,052)	—	—	(164,588)	(8,420)	902,119	—
Total fixed maturity securities - available-for-sale	1,914,583	4,367	35,530	(1,055)	(69,974)	199,924	(420,404)	—	—	(164,588)	(9,230)	1,489,153	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	6,260	—	(7,967)	—	2,000	(15,154)	—	—	(1,982)	282	152,912	(5,804)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	501	—	(1,407)	—	—	(5,805)	—	—	—	(194)	18,225	(1,430)
Total fixed maturity securities - trading	194,603	6,761	—	(9,374)	—	2,000	(20,959)	—	—	(1,982)	88	171,137	(7,234)
Total fixed maturity securities	2,109,186	11,128	35,530	(10,429)	(69,974)	201,924	(441,363)	—	—	(166,570)	(9,142)	1,660,290	(7,234)
Equity securities	66,691	—	44	—	—	—	(231)	—	—	—	—	66,504	—
Other long-term investments(1)	64,200	52,792	—	(48,608)	—	—	—	—	—	—	—	68,384	4,184
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,240,077	63,920	35,574	(59,037)	(69,974)	201,924	(441,594)	—	—	(166,570)	(9,142)	1,795,178	(3,050)
Total assets measured at fair value on a recurring basis	$2,240,077	$63,920	$35,574	$(59,037)	$(69,974)	$201,924	$(441,594)	$—	$—	$(166,570)	$(9,142)	$1,795,178	$(3,050)

Liabilities:
Annuity account balances(2)	$98,279	$—	$—	$(6,156)	$—	$—	$—	$368	$12,291	$—	$—	$92,512	$—
Other liabilities(1)	530,118	278,171	—	(123,901)	—	—	—	—	—	—	—	375,848	154,270
Total liabilities measured at fair value on a recurring basis	$628,397	$278,171	$—	$(130,057)	$—	$—	$—	$368	$12,291	$—	$—	$468,360	$154,270
(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), there were no transfers of securities into Level 3.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), $166.6 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2015 (Successor Company).

For the period of February 1, 2015 to December 31, 2015 (Successor Company), $90.4 million of securities were transferred from Level 2 to Level 1.

For the period of February 1, 2015 to December 31, 2015 (Successor Company), $21.0 million of securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	563,961	—	—	—	(3,867)	—	(32)	—	—	43,205	379	603,646	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,325,683	—	12,282	—	(23,029)	—	(7,062)	—	—	—	(615)	1,307,259	—
Total fixed maturity securities— available-for-sale	1,893,322	—	12,282	—	(26,896)	—	(7,094)	—	—	43,205	(236)	1,914,583	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,461	586	—	(139)	—	—	(472)	—	—	—	37	169,473	447
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	24,744	602	—	(196)	—	—	(20)	—	—	—	—	25,130	406
Total fixed maturity securities—trading	194,205	1,188	—	(335)	—	—	(492)	—	—	—	37	194,603	853
Total fixed maturity securities	2,087,527	1,188	12,282	(335)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,109,186	853
Equity securities	66,691	—	—	—	—	—	—	—	—	—	—	66,691	—
Other long-term investments(1)	44,625	16,617	—	(15,166)	—	—	—	—	—	—	—	46,076	1,451
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,198,843	17,805	12,282	(15,501)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,221,953	2,304
Total assets measured at fair value on a recurring basis	$2,198,843	$17,805	$12,282	$(15,501)	$(26,896)	$—	$(7,586)	$—	$—	$43,205	$(199)	$2,221,953	$2,304
Liabilities:
Annuity account balances(2)	$97,825	$—	$—	$(536)	$—	$—	$—	$7	$419	$—	$—	$97,949	$—
Other liabilities(1)	506,343	61	—	(125,995)	—	—	—	—	—	—	—	632,277	(125,934)
Total liabilities measured at fair value on a recurring basis	$604,168	$61	$—	$(126,531)	$—	$—	$—	$7	$419	$—	$—	$730,226	$(125,934)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2014 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$28	$—	$—	$—	$(1)	$—	$(24)	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—		—	—	—	—	—	—	—		—	—
Other asset-backed securities	545,808	—	36,395	(248)	(8,033)	—	(10,064)	—	—	—	103	563,961	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,549,940	1,183	67,955	(2)	(33,553)	139,029	(226,073)	—	—	(162,236)	(10,560)	1,325,683	—
Total fixed maturity securities - available-for-sale	2,099,451	1,183	104,350	(250)	(41,587)	139,029	(236,161)	—	—	(162,236)	(10,457)	1,893,322	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	11	—	—	—	842	—	—	—	(853)	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	194,977	9,507	—	(5,508)	—	—	(30,462)	—	—	—	947	169,461	1,083
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—		—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	29,199	1,294	—	(1,098)	—	5,839	(10,770)	—	—	4	276	24,744	(121)
Total fixed maturity securities - trading	224,176	10,812	—	(6,606)	—	6,681	(41,232)	—	—	(849)	1,223	194,205	962
Total fixed maturity securities	2,323,627	11,995	104,350	(6,856)	(41,587)	145,710	(277,393)	—	—	(163,085)	(9,234)	2,087,527	962
Equity securities	67,979	—	1,192	—	(261)	9,551	(1,119)	—	—	(10,651)	—	66,691	—
Other long-term investments(1)	98,886	4,979	—	(59,240)	—	—	—	—	—	—	—	44,625	(54,261)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,490,492	16,974	105,542	(66,096)	(41,848)	155,261	(278,512)	—	—	(173,736)	(9,234)	2,198,843	(53,299)
Total assets measured at fair value on a recurring basis	$2,490,492	$16,974	$105,542	$(66,096)	$(41,848)	$155,261	$(278,512)	$—	$—	$(173,736)	$(9,234)	$2,198,843	$(53,299)

Liabilities:
Annuity account balances(2)	$107,000	$—	$—	$(4,307)	$—	$—	$—	$685	$14,167	$—	$—	$97,825	$—
Other liabilities(1)	233,738	22,547	—	(295,152)	—	—	—	—	—	—	—	506,343	(272,605)
Total liabilities measured at fair value on a recurring basis	$340,738	$22,547	$—	$(299,459)	$—	$—	$—	$685	$14,167	$—	$—	$604,168	$(272,605)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2014 (Predecessor Company), $31.0 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2014 (Predecessor Company).

For the year ended December 31, 2014 (Predecessor Company), $204.7 million of securities were transferred out of Level 3. This amount was transferred into Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

For the year ended December 31, 2014 (Predecessor Company), there were no transfers from Level 2 to Level 1.

For the year ended December 31, 2014 (Predecessor Company), there were no transfers from Level 1.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company		Predecessor Company
		As of		As of
		December 31, 2015		December 31, 2014
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,662,812	$5,529,803	$5,133,780	$5,524,059
Policy loans	3	1,699,508	1,699,508	1,758,237	1,758,237
Fixed maturities, held-to-maturity(1)	3	593,314	515,000	435,000	458,422

Liabilities:
Stable value product account balances	3	$2,131,822	$2,124,712	$1,959,488	$1,973,624
Annuity account balances	3	10,719,862	10,274,571	10,950,729	10,491,775

Debt:
Non-recourse funding obligations(2)	3	$1,951,563	$1,621,773	$1,527,752	$1,753,183

Except as noted below, fair values were estimated using quoted market prices.

(1)  Security purchased from unconsolidated subsidiary, Red Mountain LLC.
(2)  Of this carrying amount $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company) and $435.0 million, fair value of $461.4 million, as of December 31, 2014 (Predecessor Company), relates to non-recourse funding obligations issued by Golden Gate V.

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

Types of Derivative Instruments and Derivative Strategies

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through the Company's analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company's risk management program.

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

Derivatives Related to Interest Rate Risk Management

Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, and interest rate swaptions. The Company's inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index ("CPI").

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

Accounting for Derivative Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.
For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain attributable to the hedged risk of the hedged item is recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis.
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments".

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•
In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of December 31, 2015 (Successor Company), as these funding agreements and correlating swaps matured in June 2015.

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

•	The Company uses equity options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•	The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of December 31, 2015 (Successor Company).

•	The Company and certain of its subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC.

•	The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•
The Company is involved in various modified coinsurance which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(14,818)	$1,413	$27,801	$(31,216)
Equity futures - VA	(5,033)	9,221	(26,104)	(52,640)
Currency futures - VA	7,169	7,778	14,433	(469)
Variance swaps - VA	—	—	(744)	(11,310)
Equity options - VA	(27,733)	3,047	(41,216)	(95,022)
Volatility options - VA	—	—	—	(115)
Interest rate swaptions - VA	(13,354)	9,268	(22,280)	1,575
Interest rate swaps - VA	(85,942)	122,710	214,164	(157,408)
Embedded derivative - GMWB	6,512	(68,503)	(119,844)	162,737
Funds withheld derivative	30,117	(9,073)	47,792	71,862
Total derivatives related to VA contracts	(103,082)	75,861	94,002	(112,006)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(738)	1,769	(16,932)	(942)
Equity futures - FIA	(355)	(184)	870	173
Volatility futures - FIA	5	—	20	(5)
Equity options - FIA	1,211	(2,617)	9,906	1,866
Total derivatives related to FIA contracts	123	(1,032)	(6,136)	1,092
Derivatives related to IUL contracts:
Embedded derivative - IUL	(614)	(486)	(8)	—
Equity futures - IUL	144	3	15	—
Equity options - IUL	(540)	(115)	150	—
Total derivatives related to IUL contracts	(1,010)	(598)	157	—
Embedded derivative - Modco reinsurance treaties	166,092	(68,026)	(105,276)	205,176
Interest rate swaps	—	—	—	2,985
Derivatives with PLC(1)	(3,778)	15,863	4,085	(15,072)
Other derivatives	91	(37)	(324)	(14)
Total realized gains (losses) - derivatives	$58,436	$22,031	$(13,492)	$82,161

(1)These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Modco trading portfolio(1)	$(167,359)	$73,062	$142,016	$(178,134)

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
		(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Effective Portion)
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

Predecessor Company
For The Year Ended December 31, 2014
Inflation	$(4)	$(1,777)	$(223)
Total	$(4)	$(1,777)	$(223)

Predecessor Company
For The Year Ended December 31, 2013
Inflation	$1,130	$(2,349)	$(190)
Total	$1,130	$(2,349)	$(190)

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor Company		Predecessor Company
	As of December 31, 2015		As of December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,435,000	$66,408	$1,550,000	$50,743
Derivatives with PLC(1)	1,619,200	18,161	1,497,010	6,077
Embedded derivative - Modco reinsurance treaties	64,593	1,215	25,760	1,051
Embedded derivative - GMWB	1,723,081	49,007	1,302,895	37,497
Interest rate futures	282,373	1,537	27,977	938
Equity futures	262,485	1,275	26,483	427
Currency futures	226,936	2,499	197,648	2,384
Equity options	2,198,340	179,458	1,921,167	163,212
Interest rate swaptions	225,000	3,663	625,000	8,012
Other	242	347	242	360
	$8,037,250	$323,570	$7,174,182	$270,701
Other liabilities
Cash flow hedges:
Inflation	$—	$—	$40,469	$142
Derivatives not designated as hedging instruments:
Interest rate swaps	475,000	16,579	275,000	3,599
Embedded derivative - Modco reinsurance treaties	2,473,427	178,362	2,562,848	311,727
Funds withheld derivative	1,149,664	102,378	1,233,424	57,305
Embedded derivative - GMWB	1,834,308	67,528	1,702,899	63,460
Embedded derivative - FIA	1,110,790	100,329	749,933	124,465
Embedded derivative - IUL	57,760	29,629	12,019	6,691
Interest rate futures	793,763	1,539	—	—
Equity futures	233,412	2,599	385,256	15,069
Currency futures	46,692	1,115	—	—
Equity options	1,205,204	22,167	699,295	47,077
	$9,380,020	$522,225	$7,661,143	$629,535
(1)These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The Company reclassified the remaining balance of its cash flow hedge derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the period of February 1, 2015 to December 31, 2015 (Successor Company) as these derivative financial instruments matured in June of 2015.

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

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GMWB	49,007	—	49,007	—	—	49,007
Derivatives with PLC	18,161	—	18,161	—	—	18,161
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,730	—	68,730	—	—	68,730
Total derivatives	323,570	—	323,570	42,382	105,842	175,346
Total Assets	$323,570	$—	$323,570	$42,382	$105,842	$175,346

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Funds withheld derivative	102,378	—	102,378	—	—	102,378
Embedded derivative - GMWB	67,528	—	67,528	—	—	67,528
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	478,226	—	478,226	—	—	478,226
Total derivatives	522,225	—	522,225	42,382	1,617	478,226
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$960,410	$—	$960,410	$42,382	$1,617	$916,411

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2014 (Predecessor Company).

			Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$225,716	$—	$225,716	$53,612	$73,935	$98,169
Total derivatives, subject to a master netting arrangement or similar arrangement	225,716	—	225,716	53,612	73,935	98,169
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,051	—	1,051	—	—	1,051
Embedded derivative - GMWB	37,497	—	37,497	—	—	37,497
Derivatives with PLC	6,077	—	6,077	—	—	6,077
Other	360	—	360	—	—	360
Total derivatives, not subject to a master netting arrangement or similar arrangement	44,985	—	44,985	—	—	44,985
Total derivatives	270,701	—	270,701	53,612	73,935	143,154
Total Assets	$270,701	$—	$270,701	$53,612	$73,935	$143,154

			Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
		Gross Amounts Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$65,887	$—	$65,887	$53,612	$12,258	$17
Total derivatives, subject to a master netting arrangement or similar arrangement	65,887	—	65,887	53,612	12,258	17
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	311,727	—	311,727	—	—	311,727
Funds withheld derivative	57,305	—	57,305	—	—	57,305
Embedded derivative - GMWB	63,460	—	63,460	—	—	63,460
Embedded derivative - FIA	124,465	—	124,465	—	—	124,465
Embedded derivative - IUL	6,691	—	6,691	—	—	6,691
Total derivatives, not subject to a master netting arrangement or similar arrangement	563,648	—	563,648	—	—	563,648
Total derivatives	629,535	—	629,535	53,612	12,258	563,665
Repurchase agreements(1)	50,000	—	50,000	—	—	50,000
Total Liabilities	$679,535	$—	$679,535	$53,612	$12,258	$613,665

(1) Borrowings under repurchase agreements are for a term less than 90 days.

25.	OPERATING SEGMENTS

The Company has several operating segments each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. There were no changes to the Company's operating segments made or required to be made as a result of the Merger on February 1, 2015. A brief description of each segment follows.

•
The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, and independent marketing organizations.

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•	The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets GICs to 401(k) and other qualified retirement savings plans. The Company recently terminated its funding agreement-backed notes program registered with the SEC and, on October 2, 2015, established an unregistered funding agreement-backed notes program.

•
The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers' investments in automobiles and recreational vehicles. In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP coverage covers the difference between the loan pay-off amount and an asset's actual cash value in the case of a total loss.

•
The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

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

Segment operating income (loss) represents the basis on which the performance of the Company's business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable. The goodwill as of December 31, 2015 (Successor Company), was the result of the Dai-ichi Merger. The purchase price was allocated to the segments in proportion to the segment's respective fair value. The allocated purchase price in excess of the fair value of assets and liabilities of each segment resulted in the establishment of that segment's goodwill as of the date of the Merger.

There were no significant intersegment transactions during the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor period are not comparable):

	Successor Company	Predecessor Company
	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
			2014	2013
	(Dollars In Thousands)	(Dollars In Thousands)
Revenues
Life Marketing	$1,316,832	$133,361	$1,421,795	$1,324,409
Acquisitions	1,333,430	139,761	1,720,179	1,186,579
Annuities	396,651	130,918	785,176	569,004
Stable Value Products	79,670	8,181	127,708	122,974
Asset Protection	294,657	24,566	305,396	296,782
Corporate and Other	65,802	22,859	103,953	104,922
Total revenues	$3,487,042	$459,646	$4,464,207	$3,604,670
Segment Operating Income (Loss)
Life Marketing	$54,864	$(2,271)	$116,875	$106,812
Acquisitions	194,654	20,134	254,021	154,003
Annuities	146,828	11,363	204,015	166,278
Stable Value Products	56,581	4,529	73,354	80,561
Asset Protection	17,632	1,907	26,274	20,148
Corporate and Other	(118,832)	(16,662)	(99,048)	(74,620)
Total segment operating income	351,727	19,000	575,491	453,182
Realized investment (losses) gains - investments(1)(3)	(185,202)	89,414	151,035	(140,236)
Realized investment (losses) gains - derivatives(2)	87,663	24,433	12,263	109,553
Income tax expense	(74,491)	(44,325)	(246,838)	(130,897)
Net income	$179,697	$88,522	$491,951	$291,602

(1) Investment gains (losses)	$(193,928)	$80,672	$198,027	$(143,984)
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(8,726)	(8,742)	46,992	(3,748)
Realized investment gains (losses)- investments	$(185,202)	$89,414	$151,035	$(140,236)

(2) Derivative gains (losses)	$58,436	$22,031	$(13,492)	$82,161
Less: VA GMWB economic cost	(29,227)	(2,402)	(25,755)	(27,392)
Realized investment gains (losses)- derivatives	$87,663	$24,433	$12,263	$109,553

Net investment income
Life Marketing	$446,518	$47,622	$553,006	$521,219
Acquisitions	639,422	71,088	874,653	617,298
Annuities	296,839	37,189	465,849	468,329
Stable Value Products	78,459	6,888	107,170	123,798
Asset Protection	14,042	1,540	18,830	19,046
Corporate and Other	57,516	278	78,505	86,498
Total net investment income	$1,532,796	$164,605	$2,098,013	$1,836,188

Amortization of DAC and VOBA
Life Marketing	$107,811	$4,813	$175,807	$25,774
Acquisitions	2,035	5,033	60,031	72,762
Annuities	(41,071)	(6,999)	47,448	31,498
Stable Value Products	43	25	380	398
Asset Protection	26,219	1,858	24,169	23,603
Corporate and Other	27	87	485	625
Total amortization of DAC and VOBA	$95,064	$4,817	$308,320	$154,660

(3)
Includes credit related other-than-temporary impairments of $27.0 million, $0.5 million, $7.3 million, and $22.4 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014 and 2013 (Predecessor Company), respectively.

Successor Company
	Operating Segment Assets As of December 31, 2015
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,715,901	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$20,828,100	$2,131,822

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$766,294	$9,464,906	$—	$65,091,991
Deferred policy acquisition costs and value of business acquired	40,421	—	—	1,562,373
Other intangibles	79,681	—	—	645,131
Goodwill	67,155	—	—	732,443
Total assets	$953,551	$9,464,906	$—	$68,031,938

Predecessor Company
	Operating Segment Assets As of December 31, 2014
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,858,491	$19,858,284	$20,678,948	$1,958,867
Deferred policy acquisition costs and value of business acquired	1,973,156	600,482	539,965	621
Goodwill	—	29,419	—	—
Total assets	$15,831,647	$20,488,185	$21,218,913	$1,959,488

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$832,887	$9,572,018	$—	$66,759,495
Deferred policy acquisition costs and value of business acquired	40,503	319	—	3,155,046
Goodwill	48,158	—	—	77,577
Total assets	$921,548	$9,572,337	$—	$69,992,118

26.	CONSOLIDATED QUARTERLY RESULTS — UNAUDITED

The Company's unaudited consolidated quarterly operating data for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company) is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner's equity, and cash flows for a period of several quarters.

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Premiums and policy fees	$506,386	$828,058	$793,572	$864,806
Reinsurance ceded	(146,813)	(351,196)	(312,256)	(364,606)
Net of reinsurance ceded	359,573	476,862	481,316	500,200
Net investment income	272,211	408,147	413,544	438,894
Realized investment gains (losses)	(40,004)	(97,515)	37,140	(35,113)
Other income	49,181	75,459	74,671	72,476
Total revenues	640,961	862,953	1,006,671	976,457
Total benefits and expenses	616,425	898,520	850,550	867,359
Income before income tax	24,536	(35,567)	156,121	109,098
Income tax expense	8,116	(9,991)	42,542	33,824
Net income	$16,420	$(25,576)	$113,579	$75,274
(1) First quarter includes February 1, 2015 to March 31, 2015

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Predecessor Company
For The Year Ended December 31, 2014
Premiums and policy fees	$812,323	$848,183	$755,300	$867,263
Reinsurance ceded	(333,506)	(348,255)	(283,104)	(430,878)
Net of reinsurance ceded	478,817	499,928	472,196	436,385
Net investment income	514,037	525,576	532,861	525,539
Realized investment gains (losses)	30,981	42,386	39,299	71,869
Other income	65,514	71,296	72,404	85,119
Total revenues	1,089,349	1,139,186	1,116,760	1,118,912
Total benefits and expenses	937,738	966,571	932,640	888,469
Income before income tax	151,611	172,615	184,120	230,443
Income tax expense	49,062	56,572	62,287	78,917
Net income	$102,549	$116,043	$121,833	$151,526

January 1, 2015 to January 31, 2015
Predecessor Company	(Dollars In Thousands)
Premiums and policy fees	$260,582
Reinsurance ceded	(91,632)
Net of reinsurance ceded	168,950
Net investment income	164,605
Realized investment gains (losses)	102,703
Other income	23,388
Total revenues	459,646
Total benefits and expenses	326,799
Income before income tax	132,847
Income tax expense	44,325
Net income	$88,522

27.	SUBSEQUENT EVENTS

On January 15, 2016, the Company completed the transaction contemplated by the Master Agreement with GLAIC. Pursuant to the Master Agreement, on January 15, 2016, the Company entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and West Coast Life Insurance Company ("WCL"), a direct wholly owned subsidiary. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Financial Regulation.

The Company has evaluated the effects of events subsequent to December 31, 2015 (Successor Company), and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Insurance Company

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period February 1, 2015 to December 31, 2015 present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries (the “Company” or “Successor Company”) at December 31, 2015, and the results of their operations and their cash flows for the period February 1, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) as of December 31, 2015 and for the period February 1, 2015 to December 31, 2015 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 4 to the consolidated financial statements, Protective Life Corporation (the Company’s parent company) was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply “pushdown” accounting as of the acquisition date.

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
March 18, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Insurance Company

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period from January 1, 2015 to January 31, 2015 and for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries (the “Company” or “Predecessor Company”) at December 31, 2014, and the results of their operations and their cash flows for the period from January 1, 2015 to January 31, 2015 and for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (2) as of December 31, 2014, for the period from January 1, 2015 to January 31, 2015 and for each of the two years in the period ended December 31, 2014, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, Protective Life Corporation (the Company’s parent company) was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply the “pushdown” basis of accounting as of the acquisition date.

Birmingham, Alabama
March 18, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)                                 Disclosure Controls and Procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), except as otherwise noted below. Based on their evaluation as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)                             Management’s Report on Internal Controls Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).
Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 18, 2016

(c)                                  Changes in Internal Control Over Financial Reporting

During the period from February 1, 2015 through December 31, 2015 (Successor Company), the Company updated its internal controls over financial reporting to ensure the accuracy of information disclosed as a result of the Merger, including but not limited to internal controls over reporting of goodwill and intangible assets. Other than the updates mentioned, there have been no changes in the Company’s internal control over financial reporting during the period of January 1, 2015 to January 31, 2015 (Predecessor Company) or the period of February 1, 2015 to December 31, 2015 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2015 and 2014 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2015	2014
	(Dollars in Millions)
Audit fees	$6.4	$6.0
Audit-related fees	0.8	0.8
Tax fees	0.5	0.5
All other fees	—	—
Total	$7.7	$7.3

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

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on pages 195 and 196 of this report. The following schedules are located in this report on the pages indicated.

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
Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7.8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company's Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

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

†	10(k)
Master Agreement by and among Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q filed November 10, 2015 (No. 001-31901).

	12	Consolidated Earnings Ratio
†	14
Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 8, 2015 filed as Exhibit 14 to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 filed February 25, 2016 (No. 001-11339).

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
101
Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2015, filed on March 18, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income (Loss) (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flow, and (vi) the Notes to Consolidated Financial Statements.

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
Steven G. Walker Executive Vice President, Chief Financial Officer and Controller
March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JOHN D. JOHNS	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2016
JOHN D. JOHNS

/s/ RICHARD J. BIELEN	President, Chief Operating Officer and Director	March 18, 2016
RICH BIELEN

/s/ CARL S. THIGPEN	Executive Vice President Chief Investment Officer and Director	March 18, 2016
CARL S. THIGPEN

/s/ STEVEN G. WALKER	Executive Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 18, 2016
STEVEN G. WALKER

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Life Marketing	$1,119,515	$13,869,102	$134	$371,618	$882,171	$446,518	$1,109,840	$107,811	$58,609	$148
Acquisitions	(178,662)	14,508,877	3,082	4,254,579	690,741	639,422	1,067,482	2,035	89,960	32,134
Annuities	578,742	1,196,131	—	7,090,171	62,583	296,839	224,934	(41,071)	123,585	—
Stable Value Products	2,357	—	—	2,131,822	—	78,459	19,348	43	2,620	—
Asset Protection	40,421	60,585	647,186	—	168,780	14,042	99,216	26,219	151,590	161,869
Corporate and Other	—	68,495	803	73,066	13,676	57,516	14,568	27	176,038	13,583
Total	$1,562,373	$29,703,190	$651,205	$13,921,256	$1,817,951	$1,532,796	$2,535,388	$95,064	$602,402	$207,734

Predecessor Company
For The Year Ended December 31, 2014
Life Marketing	$1,973,156	$14,077,360	$772,880	$349,698	$854,186	$553,006	$1,075,386	$175,807	$47,688	$151
Acquisitions	600,482	14,740,562	3,473	4,770,181	772,020	874,653	1,247,836	60,031	122,349	35,857
Annuities	539,965	1,015,928	120,850	7,190,908	75,446	465,849	314,488	47,448	115,643	—
Stable Value Products	621	—	—	1,959,488	—	107,170	35,559	380	1,413	—
Asset Protection	40,503	46,963	616,908	—	169,212	18,830	93,193	24,169	161,760	160,948
Corporate and Other	319	63,664	890	70,267	16,462	78,505	20,001	485	181,782	16,388
Total	$3,155,046	$29,944,477	$1,515,001	$14,340,542	$1,887,326	$2,098,013	$2,786,463	$308,320	$630,635	$213,344
For The Year Ended December 31, 2013
Life Marketing	$2,071,470	$13,504,869	$812,929	$311,290	$796,109	$521,219	$1,143,132	$25,774	$46,263	$173
Acquisitions	799,255	15,112,574	4,680	4,734,487	519,477	617,298	851,386	72,762	78,244	24,781
Annuities	554,974	1,037,348	102,734	7,228,119	80,343	468,329	318,173	31,498	110,266	—
Stable Value Products	1,001	—	—	2,559,552	—	123,798	41,793	398	1,805	—
Asset Protection	49,276	49,362	578,755	1,556	165,807	19,046	97,174	23,603	155,857	157,629
Corporate and Other	646	67,805	1,296	64,181	18,149	86,498	22,330	625	161,088	18,141
Total	$3,476,622	$29,771,958	$1,500,394	$14,899,185	$1,579,885	$1,836,188	$2,473,988	$154,660	$553,523	$200,724
(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2) Excludes Life Insurance

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(continued)

Segment	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Life Marketing	$84,926	$47,622	$123,179	$4,813	$7,124	$12
Acquisitions	62,343	71,088	101,926	5,033	9,041	2,134
Annuities	6,355	37,189	30,047	(6,999)	9,333	—
Stable Value Products	—	6,888	2,255	25	79	—
Asset Protection	13,983	1,540	7,447	1,858	13,354	13,330
Corporate and Other	1,343	278	1,721	87	16,476	1,345
Total	$168,950	$164,605	$266,575	$4,817	$55,407	$16,821
(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)Excludes Life Insurance

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Successor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
February 1, 2015 to December 31, 2015
Life insurance in-force	$727,705,256	$(368,142,294)	$39,546,742	$399,109,704		9.9%
Premiums and policy fees:
Life insurance	$2,360,643	$(1,058,706)	$308,280	$1,610,217	(1)	19.1%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	228,500	(79,294)	6,904	156,110		4.4
Total	$2,659,386	$(1,174,871)	$333,436	$1,817,951

Predecessor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
January 1, 2015 to January 31, 2015(2)
Premiums and policy fees:
Life insurance	$204,185	$(80,657)	$28,601	$152,129	(1)	18.8%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	18,475	(6,354)	666	12,787		5.2
Total	$229,506	$(91,632)	$31,076	$168,950
For The Year Ended December 31, 2014:
Life insurance in-force	$721,036,332	$(388,890,060)	$43,237,358	$375,383,630		11.5%
Premiums and policy fees:
Life insurance	$2,603,956	$(1,279,908)	$349,934	$1,673,982	(1)	20.9%
Accident/health insurance	81,037	(42,741)	20,804	59,100		35.2
Property and liability insurance	218,663	(73,094)	8,675	154,244		5.6
Total	$2,903,656	$(1,395,743)	$379,413	$1,887,326
For The Year Ended December 31, 2013:
Life insurance in-force	$726,697,151	$(416,809,287)	$46,752,176	$356,640,040		13.1%
Premiums and policy fees:
Life insurance	$2,371,872	$(1,299,631)	$306,921	$1,379,162	(1)	22.3%
Accident/health insurance	45,262	(20,011)	24,291	49,542		49.0
Property and liability insurance	210,999	(67,795)	7,977	151,181		5.3
Total	$2,628,133	$(1,387,437)	$339,189	$1,579,885

(1)
Includes annuity policy fees of $77.2 million, $7.7 million $92.8 million, and $88.7 million for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company) and for the years ended December 31, 2014, and 2013 (Predecessor Company), respectively.

(2)
January 31, 2015 (Predecessor Company) balance sheet information is not presented in our consolidated financial statements, therefore January 31, 2015 Life Insurance In-Force has been omitted from this schedule.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Successor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2015
Allowance for losses on commercial mortgage loans	$—	$2,561	$—	$(2,561)	$—

Predecessor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of January 31, 2015
Allowance for losses on commercial mortgage loans	$5,720	$(2,359)	$—	$(861)	$2,500
As of December 31, 2014
Allowance for losses on commercial mortgage loans	$3,130	$3,265	$—	$(675)	$5,720