Form 10-Q
period 2016-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2016-05-11
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of April 29, 2016:  5,000,000

1

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2016

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and policy fees	$848,369	$506,386	$260,582
Reinsurance ceded	(314,874)	(146,813)	(91,632)
Net of reinsurance ceded	533,495	359,573	168,950
Net investment income	448,229	272,211	164,605
Realized investment gains (losses):
Derivative financial instruments	31,908	(4,948)	22,031
All other investments	81,709	(35,056)	81,153
Other-than-temporary impairment losses	(2,769)	—	(636)
Portion recognized in other comprehensive income (before taxes)	152	—	155
Net impairment losses recognized in earnings	(2,617)	—	(481)
Other income	67,178	49,181	23,388
Total revenues	1,159,902	640,961	459,646
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2016 and 2015 Successor - $299,268 and $120,522); (2015 Predecessor - $96,141)	713,021	485,424	266,575
Amortization of deferred policy acquisition costs and value of business acquired	31,041	28,036	4,817
Other operating expenses, net of reinsurance ceded: (2016 and 2015 Successor - $49,226 and $23,746); (2015 Predecessor - $17,700)	180,861	102,965	55,407
Total benefits and expenses	924,923	616,425	326,799
Income before income tax	234,979	24,536	132,847
Income tax expense	76,362	8,116	44,325
Net income	$158,617	$16,420	$88,522

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Net income	$158,617	$16,420	$88,522
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2016 and 2015 Successor - $235,285 and $(157,377)); (2015 Predecessor - $259,616)	436,956	(292,273)	482,143
Reclassification adjustment for investment amounts included in net income, net of income tax: (2016 and 2015 Successor - $(1,022) and $(131)); (2015 Predecessor - $(2,244))	(1,897)	(242)	(4,166)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2016 and 2015 Successor - $159 and $0); (2015 Predecessor - $(131))	294	—	(243)
Change in accumulated (loss) gain - derivatives, net of income tax: (2016 and 2015 Successor - $0 and $(12)); (2015 Predecessor - $5)	—	(23)	9
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2016 and 2015 Successor - $0 and $31); (2015 Predecessor - $13)	—	59	23
Total other comprehensive income (loss)	435,353	(292,479)	477,766
Total comprehensive income (loss)	$593,970	$(276,059)	$566,288

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	Successor Company
	As of March 31, 2016	As of December 31, 2015
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2016 - $38,940,259; 2015 - $38,389,859)	$37,027,831	$35,507,098
Fixed maturities, at amortized cost (fair value: Successor 2016 - $2,757,674; 2015 - $515,000)	2,783,302	593,314
Equity securities, at fair value (cost: Successor - $680,335; 2015 - $693,147)	687,006	699,925
Mortgage loans (related to securitizations: Successor 2016 - $331,612; 2015 - $359,181)	5,689,960	5,662,812
Investment real estate, net of accumulated depreciation (Successor 2016 - $170; 2015 - $133)	8,231	11,118
Policy loans	1,684,088	1,699,508
Other long-term investments	755,995	594,036
Short-term investments	363,611	263,837
Total investments	49,000,024	45,031,648
Cash	232,345	212,358
Accrued investment income	488,455	472,694
Accounts and premiums receivable	96,191	54,054
Reinsurance receivables	5,281,739	5,307,556
Deferred policy acquisition costs and value of business acquired	1,872,861	1,562,373
Goodwill	732,443	732,443
Other intangibles, net of accumulated amortization (Successor 2016 - $48,197; 2015 - $37,869)	634,803	645,131
Property and equipment, net of accumulated depreciation (Successor 2016 - $10,067; 2015 - $7,908)	101,710	101,600
Other assets	257,832	255,283
Income tax receivable	14,153	—
Assets related to separate accounts
Variable annuity	12,789,776	12,829,188
Variable universal life	819,259	827,610
Total assets	$72,321,591	$68,031,938

 See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
(Unaudited)

	Successor Company
	As of March 31, 2016	As of December 31, 2015
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,390,518	$29,703,190
Unearned premiums	655,556	651,205
Total policy liabilities and accruals	31,046,074	30,354,395
Stable value product account balances	2,098,870	2,131,822
Annuity account balances	10,765,723	10,719,862
Other policyholders’ funds	1,212,476	1,069,572
Other liabilities	1,567,661	1,230,500
Income tax payable	—	76,584
Deferred income taxes	1,587,581	1,215,180
Non-recourse funding obligations	2,984,486	1,951,563
Repurchase program borrowings	660,000	438,185
Liabilities related to separate accounts
Variable annuity	12,789,776	12,829,188
Variable universal life	819,259	827,610
Total liabilities	65,531,906	62,844,461
Commitments and contingencies - Note 10
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2016 and 2015 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,422,407	6,274,169
Retained earnings	173,314	154,697
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2016 - $(436,659); 2015 - $(670,922))	(810,939)	(1,245,998)
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(53); 2015 - $(212))	(99)	(393)
Total shareowner’s equity	6,789,685	5,187,477
Total liabilities and shareowner’s equity	$72,321,591	$68,031,938

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
Successor Company
	(Dollars In Thousands)
Balance, December 31, 2015	$2	$5,000	$6,274,169	$154,697	$(1,246,391)	$5,187,477
Net income for the three months ended March 31, 2016				158,617		158,617
Other comprehensive income					435,353	435,353
Comprehensive income for the three months ended March 31, 2016						593,970
Capital contribution			1,148,238			1,148,238
Dividends paid to the parent company				(140,000)		(140,000)
Balance, March 31, 2016	$2	$5,000	$7,422,407	$173,314	$(811,038)	$6,789,685

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from operating activities
Net income	$158,617	$16,420	$88,522
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(111,000)	40,004	(102,703)
Amortization of deferred policy acquisition costs and value of business acquired	31,041	28,036	4,817
Capitalization of deferred policy acquisition costs	(80,824)	(49,851)	(22,799)
Depreciation and amortization expense	12,487	8,268	796
Deferred income tax	137,987	(14,345)	91,709
Accrued income tax	(90,737)	110,290	(48,469)
Interest credited to universal life and investment products	156,748	130,209	79,088
Policy fees assessed on universal life and investment products	(314,612)	(188,403)	(90,288)
Change in reinsurance receivables	25,817	29,955	(98,148)
Change in accrued investment income and other receivables	(47,859)	(41,574)	(1,285)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(31,603)	(114,029)	176,119
Trading securities:
Maturities and principal reductions of investments	23,280	27,556	17,946
Sale of investments	112,158	31,584	26,422
Cost of investments acquired	(131,030)	(75,342)	(27,289)
Other net change in trading securities	22,791	51,908	(26,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	97,066	57,807	3,420
Change in other liabilities	73,882	(41,118)	211,031
Other, net	17,280	95,891	(133,928)
Net cash provided by operating activities	$61,489	$103,266	$148,060

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$290,533	$45,532	$59,028
Sale of investments, available-for-sale	464,974	721,935	200,716
Cost of investments acquired, available-for-sale	(1,302,784)	(1,185,394)	(150,030)
Change in investments, held-to-maturity	(2,208,000)	(20,000)	—
Mortgage loans:
New lendings	(271,230)	(248,508)	(100,530)
Repayments	226,869	223,644	45,741
Change in investment real estate, net	2,644	21	7
Change in policy loans, net	15,420	16,502	6,365
Change in other long-term investments, net	6,230	(34,184)	(25,372)
Change in short-term investments, net	(118,460)	15,799	(39,312)
Net unsettled security transactions	123,117	5,100	37,510
Purchase of property and equipment	(2,269)	(709)	(648)
Amounts received from reinsurance transaction	325,800	—	—
Net cash (used in) provided by investing activities	$(2,447,156)	$(460,262)	$33,475
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	2,179,700	20,000	—
Repurchase program borrowings	221,815	460,123	—
Dividends/Return of capital to parent company	(140,000)	(145,000)	—
Investment product deposits and change in universal life deposits	697,099	462,674	169,233
Investment product withdrawals	(552,960)	(471,218)	(240,147)
Other financing activities, net	—	139	(4)
Net cash provided by (used in) financing activities	$2,405,654	$326,718	$(70,918)
Change in cash	19,987	(30,278)	110,617
Cash at beginning of period	212,358	378,903	268,286
Cash at end of period	$232,345	$348,625	$378,903

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

In conjunction with the Merger, the Company elected to apply “pushdown” accounting by applying the guidance allowed by ASC Topic 805, Business Combinations, including the initial recognition of most of the Company’s assets and liabilities at fair value as of the acquisition date, and similarly recognizing goodwill calculated based on the terms of the transaction and the fair value of the new basis of net assets of the Company. The new basis of accounting will be the basis of the accounting records for assets and liabilities held at the acquisition date in the preparation of future financial statements and related disclosures after the Merger date.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2016 (Successor Company), are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company). There were no significant changes to the Company's accounting policies during the three months ended March 31, 2016 (Successor Company).

Accounting Pronouncements Recently Adopted

Accounting Standards Update ("ASU") No. 2015-02-Consolidation-Amendments to the Consolidation Analysis. This Update makes several targeted changes to generally accepted accounting principles, including a) eliminating the presumption that a general partner should consolidate a limited partnership and b) eliminating the consolidation model specific to limited partnerships. The amendments also clarify when fees and related party relationships should be considered in the consolidation of variable interest entities. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2015. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

ASU No. 2015-03-Interest-Imputation of Interest. The objective of this Update is to eliminate diversity in practice related to the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The Update is effective for fiscal years beginning after December 15, 2015, and requires revised presentation of debt issuance costs in all periods presented in the financial statements. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

ASU No. 2015-15 - Interest - Imputation of Interest - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The objective of this Update is to clarify the SEC Staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on the topic in ASU No. 2015-03. This Update reflects the SEC Staff’s decision to not object when an entity defers and presents debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

ASU No. 2015-05 - Intangibles - Goodwill and Other - Internal-Use Software. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The Update is effective for annual and interim periods beginning after December 15, 2015. The Update did not impact the Company's financial position or results of operations, and the Company is prepared to comply with the revised guidance in future periods.

 Accounting Pronouncements Not Yet Adopted

ASU No. 2014-09-Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption, and assessing the impact this standard will have on its non-insurance operations.

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

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The Company does not anticipate that the additional disclosures introduced in this Update will be material to its financial statements.

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

ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018. The Company is reviewing its policies and processes to ensure compliance with the revised guidance.

3.                                      REINSURANCE AND FINANCING TRANSACTIONS

On January 15, 2016, the Company completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, effective January 1, 2016, the Company entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of the Company. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Financial Regulation.

The transactions described above resulted in an increase to total assets and total liabilities of $2.8 billion. Of the $2.8 billion increase in total assets, $0.6 billion was the result of the reinsurance transaction with GLAIC which included a $280 million increase in VOBA. The remaining $2.2 billion increase to total assets and liabilities is associated with the financing transaction between Golden Gate and Steel City.

The Company considered whether the Reinsurance Agreement constituted the purchase of a business for accounting and reporting purposes pursuant to ASC 805, Business Combinations. While the transaction included a continuation of the revenue-producing activities associated with the reinsured policies, it did not result in the acquisition of a market distribution system, sales force or production techniques. Based on Management’s decision not to pursue distribution opportunities or future sales related to the reinsured policies, the Company accounted for the transaction as a reinsurance agreement under ASC 944, Insurance Contracts and asset acquisition under ASC 805. Accordingly, the Company recorded the assets and liabilities acquired under the reinsurance agreement at fair value and recognized an intangible asset (value of business acquired or “VOBA”) equal to the excess of the fair value of assets acquired over liabilities assumed, measured in accordance with the Company's accounting policies for insurance and reinsurance contracts that it issues or holds pursuant to ASC 944.

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

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of PLC’s net assets acquired (including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) and March 31, 2016 (Successor Company) was $732.4 million. None of the goodwill is tax deductible.

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

Summarized financial information for the Closed Block as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company) is as follows:

	Successor Company
	As of March 31, 2016	As of December 31, 2015
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,973,811	$6,010,520
Policyholder dividend obligation	96,508	—
Other liabilities	98,312	22,917
Total closed block liabilities	6,168,631	6,033,437
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,518,308	$4,426,090
Equity securities, available-for-sale, at fair value	—	—
Mortgage loans on real estate	246,596	247,162
Policy loans	739,428	746,102
Cash and other invested assets	117,966	34,420
Other assets	155,317	166,445
Total closed block assets	5,777,615	5,620,219
Excess of reported closed block liabilities over closed block assets	391,016	413,218
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation of $(103,908) (Successor) and $(179,360) (Successor)	—	(18,597)
Future earnings to be recognized from closed block assets and closed block liabilities	$391,016	$394,621

Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$323,432	$366,745
Applicable to net revenue (losses)	(19,572)	(12,855)	(1,369)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation; includes deferred tax benefits of $55,951 (Successor); $20,692 (2015 - Successor); $47,277 (2015 - Predecessor)	116,080	(59,119)	135,077
Policyholder dividend obligation, end of period	$96,508	$251,458	$500,453

Closed Block revenues and expenses were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Premiums and other income	$43,919	$31,460	$15,065
Net investment income	50,867	32,848	19,107
Net investment gains	187	634	568
Total revenues	94,973	64,942	34,740
Benefits and other deductions
Benefits and settlement expenses	80,055	55,771	31,152
Other operating expenses	1,025	—	—
Total benefits and other deductions	81,080	55,771	31,152
Net revenues before income taxes	13,893	9,171	3,588
Income tax expense	4,863	3,210	1,256
Net revenues	$9,030	$5,961	$2,332

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$5,702	$373	$6,891
Equity securities	(166)	—	—
Impairments on corporate securities	(2,617)	—	(481)
Modco trading portfolio	78,154	(33,160)	73,062
Other investments	(1,981)	(2,269)	1,200
Total realized gains (losses) - investments	$79,092	$(35,056)	$80,672

For the three months ended March 31, 2016 (Successor Company) and for the period of February 1, 2015 to March 31, 2015 (Successor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $9.0 million and $1.5 million and gross realized losses were $3.5 million and $1.1 million, respectively, including $2.6 million of impairment losses for the three months ended March 31, 2016 (Successor Company).

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $6.9 million and gross realized losses were $0.5 million, including $0.4 million of impairment losses.

For the three months ended March 31, 2016 (Successor Company) and for the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $306.2 million and $282.9 million, respectively. The gains realized on the sale of these securities was $9.0 million and $1.5 million, respectively.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized gain position with a fair value (proceeds) of $172.6 million. The gain realized on the sale of these securities was $6.9 million.

For the three months ended March 31, 2016 (Successor Company) and for the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $53.7 million and $20.7 million, respectively. The loss realized on the sale of these securities was $3.5 million and $1.1 million, respectively. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.4 million. The loss realized on the sale of these securities were immaterial to the Company. The Company made the decision to exit these holdings in conjunction with our overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
Successor Company
As of March 31, 2016
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,844,697	$31,184	$(10,032)	$1,865,849	$—
Commercial mortgage-backed securities	1,460,556	9,062	(12,089)	1,457,529	—
Other asset-backed securities	992,128	813	(29,403)	963,538	—
U.S. government-related securities	1,433,945	7,171	(2,236)	1,438,880	—
Other government-related securities	18,667	40	(71)	18,636	—
States, municipals, and political subdivisions	1,729,964	2,865	(71,269)	1,661,560	—
Corporate securities	28,661,111	138,497	(1,975,561)	26,824,047	152
Preferred stock	64,362	396	(1,795)	62,963	—
	36,205,430	190,028	(2,102,456)	34,293,002	152
Equity securities	673,524	14,414	(7,743)	680,195	—
Short-term investments	406,230	—	—	406,230	—
	$37,285,184	$204,442	$(2,110,199)	$35,379,427	$152

As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,327,288	428	(41,852)	1,285,864	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,433,530	26,147	(2,681,020)	25,778,657	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,725,810	39,942	(2,922,703)	32,843,049	(605)
Equity securities	684,888	13,255	(6,477)	691,666	—
Short-term investments	202,110	—	—	202,110	—
	$36,612,808	$53,197	$(2,929,180)	$33,736,825	$(605)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

As of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had an additional $2.7 billion and $2.7 billion of fixed maturities, $6.8 million and $8.3 million of equity securities, and $43.0 million and $61.7 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2016 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$885,886	$884,908	$—	$—
Due after one year through five years	6,367,797	6,284,886	—	—
Due after five years through ten years	7,536,358	7,459,928	—	—
Due after ten years	21,415,389	19,663,280	2,783,302	2,757,674
	$36,205,430	$34,293,002	$2,783,302	$2,757,674

During the three months ended March 31, 2016 (Successor Company) the Company recorded pre-tax other-than-temporary impairments of investments of $2.8 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the three months ended March 31, 2016 (Successor Company) were $2.6 million. During the three months ended March 31, 2016 (Successor Company), $0.2 million of non-credit impairment losses were recorded in other comprehensive income (loss).

For the period of February 1, 2015 to March 31, 2015 (Successor Company), the Company did not record any pre-tax other-than-temporary impairments of investments.

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2016 (Successor Company) and for the period of February 1, 2015 to March 31, 2015 (Successor Company).

During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recorded pre-tax other-than-temporary impairments of investments of $0.6 million, all of which related to fixed maturities. Credit impairments recorded in earnings during the period were $0.5 million. During the period of January 1, 2015 to January 31, 2015 (Predecessor Company), $0.1 million of non-credit losses recorded in other comprehensive income (loss). There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$22,761	$—	$15,463
Additions for newly impaired securities	2,092	—	—
Additions for previously impaired securities	525	—	221
Reductions for previously impaired securities due to a change in expected cash flows	(22,759)	—	—
Reductions for previously impaired securities that were sold in the current period	—	—	—
Ending balance	$2,619	$—	$15,684

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$352,723	$(6,366)	$148,132	$(3,666)	$500,855	$(10,032)
Commercial mortgage-backed securities	380,635	(6,994)	455,075	(5,095)	835,710	(12,089)
Other asset-backed securities	664,648	(22,415)	104,692	(6,988)	769,340	(29,403)
U.S. government-related securities	42,995	(106)	150,137	(2,130)	193,132	(2,236)
Other government-related securities	8,000	(29)	6,231	(42)	14,231	(71)
States, municipalities, and political subdivisions	549,109	(27,255)	945,325	(44,014)	1,494,434	(71,269)
Corporate securities	9,482,043	(946,300)	11,632,533	(1,029,261)	21,114,576	(1,975,561)
Preferred stock	22,800	(368)	19,512	(1,427)	42,312	(1,795)
Equities	212,942	(7,055)	21,150	(688)	234,092	(7,743)
	$11,715,895	$(1,016,888)	$13,482,787	$(1,093,311)	$25,198,682	$(2,110,199)

RMBS had a gross unrealized loss greater than twelve months of $3.7 million as of March 31, 2016 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

CMBS had a gross unrealized loss greater than twelve months of $5.1 million as of March 31, 2016 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $7.0 million as of March 31, 2016 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $44.0 million as of March 31, 2016 (Successor Company). These declines were entirely related to changes in interest rates.

The corporate securities category had gross unrealized losses greater than twelve months of $1.0 billion as of March 31, 2016 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information

As of March 31, 2016 (Successor Company), the Company had a total of 2,108 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company's amortized cost of the securities.

As of March 31, 2016 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.8 billion and had an amortized cost of $2.0 billion. In addition, included in the Company’s trading portfolio, the Company held $282.7 million of securities which were rated below investment grade. Approximately $296.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$630,716	$(343,239)	$669,160
Equity securities	(70)	1,511	12,172

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
Successor Company
As of March 31, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$612,302	$—	$(64,382)	$547,920	$—
Steel City LLC	2,171,000	38,754	—	2,209,754	—
	$2,783,302	$38,754	$(64,382)	$2,757,674	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
Successor Company
As of December 31, 2015
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

During the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities. The Company’s held-to-maturity securities had $64.4 million of gross unrecognized holding losses as of March 31, 2016 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer of the guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

The Company’s held-to-maturity securities had $78.3 million of gross unrecognized holding losses as of December 31, 2015 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information.

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain") as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), that was determined to be a VIE.

The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 9, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2016 (Successor Company), no payments have been made or required related to this guarantee.

7.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2016 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and accretion of discounts is recorded using the effective yield method. Interest income, amortization of premiums and accretion of discounts and prepayment fees are reported in net investment income.

As of February 1, 2015, all mortgage loans were measured at fair value. Each mortgage loan was individually analyzed to determine the fair value. Each loan was either analyzed and assigned a discount rate or given an impairment, based on whether facts and circumstances which, as of the acquisition date, indicated less than full projected collections of contractual principal and interest payments. Various market factors were considered in determining the net present value of the expected cash flow stream or underlying real estate collateral, including the characteristics of the borrower, the underlying collateral, underlying credit worthiness of the tenants, and tenant payment history. Known events and risks, such as refinancing risks, were also considered in the fair value determination. In certain cases, fair value was based on the net present value of the expected cash flow stream or the underlying value of the real estate collateral.

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $86.3 million of principal would become due for the remainder of 2016, $906.6 million in 2017 through 2021, $240.3 million in 2022 through 2026, and $11.2 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $474.5 million and $449.2 million, respectively, of the Company’s total mortgage loan principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $6.8 million, $1.8 million, and $0.1 million, respectively, of participating mortgage loan income.

As of March 31, 2016 (Successor Company), approximately $3.5 million, or 0.01%, of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2016 (Successor Company), the Company did not enter into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. If the Company had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the three months ended March 31, 2016 (Successor Company), the Company did not accept or agree to accept assets of in satisfaction of principal. As of March 31, 2016 (Successor Company), the Company did not have any mortgage loan transactions accounted for as troubled debt restructurings.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2016 (Successor Company), $3.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2016 (Successor Company).

As of March 31, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the three months ended March 31, 2016 (Successor Company).

As of March 31, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $1.9 million and no allowance as of December 31, 2015 (Successor Company). Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	Successor Company		Predecessor Company
	As of March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$—	$—	$5,720
Charge offs	—	(2,561)	(861)
Recoveries	—	(638)	(2,359)
Provision	1,900	3,199	—
Ending balance	$1,900	$—	$2,500

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

			Greater
Successor Company	30-59 Days	60-89 Days	than 90 Days	Total
As of March 31, 2016	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$—	$2,438	$1,034	$3,472
Number of delinquent commercial mortgage loans	—	1	1	2

As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

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

		Unpaid		Average	Interest	Cash Basis
Successor Company	Recorded	Principal	Related	Recorded	Income	Interest
As of March 31, 2016	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$3,472	$3,896	$—	$1,736	$37	$25
With an allowance recorded	6,434	6,434	1,900	6,434	56	55

As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—

As of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring.

8.                                      GOODWILL

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the Merger, February 1, 2015. The purchase price in excess of the fair value of PLC’s assets and liabilities resulted in the establishment of goodwill as of the date of the Merger. As of February 1, 2015 (Successor Company), the Company was allocated an aggregate goodwill balance of $735.7 million. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. This reduction in Goodwill was applied to the Life Marketing segment's goodwill. The balance of goodwill associated with the Merger as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company) was $732.4 million. There has been no change in the goodwill during the three months ended March 31, 2016 (Successor Company).

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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015, the Company performed its annual evaluation of goodwill based on information as of September 30, 2015 (Successor Company) and determined that no adjustment to impair goodwill was necessary. During the three months ended March 31, 2016 (Successor Company), the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.

9.                               DEBT AND OTHER OBLIGATIONS

In conjunction with the Merger and in accordance with ASC Topic 805, the Company adjusted the carrying value of debt to fair value as of the date of the Merger, February 1, 2015. This resulted in the Company establishing premiums and discounts on its outstanding debt, subordinated debentures and non-recourse funding obligations. The carrying value of the Company’s revolving line of credit approximates fair value due to the nature of the borrowings and the fact the Company pays a variable rate of interest that reflects current market conditions. The fair value of the Company’s senior notes, subordinated debt, non-recourse funding obligations associated with Golden Gate II Captive Insurance Company and MONY Life Insurance Company, were determined using market prices as of February 1, 2015. The fair value of the Golden Gate V non-recourse funding obligation was determined using a discounted cash flow model with inputs derived from comparable financial instruments. The premiums and discounts established as of February 1, 2015 are amortized over the expected life of the instruments using the effective interest method. The amortization of premiums and discounts are recorded as a component of interest expense and are recorded in “Other operating expenses” on the Company’s Consolidated Condensed Statements of Income.

On February 2, 2015, the Company and PLC amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2016 (Successor Company). PLC had an outstanding balance of $480.0 million bearing interest at a rate of LIBOR plus 1.00% as March 31, 2016 (Successor Company).

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of March 31, 2016 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.171 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

Prior to this transaction Golden Gate had three series of non-recourse funding obligations with a total outstanding balance of $800 million. PLC held the entire outstanding balance of non-recourse funding obligations. Series A1 non-recourse funding obligations had a balance of $400 million and accrued interest at 7.375%, the Series A2 non-recourse funding obligations had a balance of $100 million and accrued interest at 8.00%, and the Series A3 non-recourse funding obligations had a balance of $300 million and accrued interest at 8.45%. As a result of the transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. The contribution of the non-recourse funding obligations from PLC to the Company, and the subsequent contribution of the obligations by the Company to Golden Gate, was recognized based on the respective carrying value of the obligations, which was approximately $1.15 billion. This carrying value included a premium over the outstanding principal balance of the note issuances due to the effect of purchase accounting applied as a result of the Merger on February 1, 2015. As of the transaction date, the respective carrying value of the non-recourse funding obligation asset previously held by PLC was also approximately $1.15 billion; therefore this transaction did not result in the recognition of a gain or loss for PLC or the Company.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of outstanding non-recourse funding obligations as of March 31, 2016 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2016 (Successor Company), securities related to $133.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $296.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of March 31, 2016 (Successor Company), no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.  There are no support agreements between the Company and Golden Gate II.

During the three months ended March 31, 2016 (Successor Company), the Company and its affiliates repurchased $11.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. During the period of February 1, 2015 to March 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2016 (Successor Company), the principal balance of the Red Mountain note was $520 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $520 million outstanding non-recourse funding obligation as of March 31, 2016 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of March 31, 2016 (Successor Company), on a consolidated basis, are shown in the following table:

		Maturity	Year-to-Date Weighted-Avg
Issuer	Carrying Value(1)	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,171,000	2039	4.75%
Golden Gate II Captive Insurance Company	226,703	2052	1.29%
Golden Gate V Vermont Captive Insurance Company(2)(3)	584,273	2037	5.12%
MONY Life Insurance Company(3)	2,510	2024	6.19%
Total	$2,984,486

(1)  Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3)  Fixed rate obligations.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

     Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2016 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance reached its scheduled peak amount of $935 million in 2015 and remained as this level as of March 31, 2016 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance, in accordance with the terms of the Reimbursement Agreement, was $780 million as of March 31, 2016 (Successor Company). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $728.1 million and the repurchase obligation of $660.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 40 basis points). During the three months ended March 31, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $470.1 million (at an average borrowing rate of 40 basis points) during the three months ended March 31, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in the Company's consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of March 31, 2016 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of March 31, 2016 (Successor Company)
(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$65,550	$—	$—	$—	$65,550
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	662,546	—	—	—	662,546
Other asset-backed securities	—	—	—	—	—
Total borrowings	$728,096	$—	$—	$—	$728,096

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

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress’ Joint Committee on Taxation, the Company expects to receive an approximate $6.2 million net refund in a future period. This refund will not materially affect the Company’s effective tax rate.

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

Certain of the Company’s subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, escheating the benefits and interest to the state if the beneficiary could not be found, and paying penalties to the state, if required. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes it is reasonably possible that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company estimates the range of such fees to be from $0 to $4.5 million.

In April 2016, the State of Florida amended its unclaimed property laws to require insurers to compare life insurance policies, annuity contracts, and retained asset accounts that were in force at any time on or after January 1, 1992 against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The Florida law, or the enactment of similar unclaimed property laws in other jurisdictions, may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company's financial condition and results of operations. The Company is assessing the potential impact of the Florida law and is currently unable to estimate the potential impact that may result due to a number of factors, including uncertainty as to the scope and application of the law, uncertainty regarding the potential results of any searches that may be required to be performed, and the inability to estimate the value of associated unclaimed benefits that would be required to be paid or escheated following required searches.

11.                               EMPLOYEE BENEFIT PLANS

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

Components of the net periodic benefit cost for the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), are as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended March 31, 2016		February 1, 2015 to March 31, 2015		January 1, 2015 to January 31, 2015
	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan	Defined Benefit Pension Plan	Unfunded Excess Benefit Plan
	(Dollars In Thousands)				(Dollars In Thousands)
Service cost — benefits earned during the period	$2,906	$313	$1,982	$222	$974	$95
Interest cost on projected benefit obligation	2,737	438	1,622	272	1,002	140
Expected return on plan assets	(3,605)	—	(2,428)	—	(1,293)	—
Amortization of prior service cost	—	—	—	—	(33)	1
Amortization of actuarial losses	—	—	—	—	668	138
Total net periodic benefit costs	$2,038	$751	$1,176	$494	$1,318	$374

During the three months ended March 31, 2016 (Successor Company), the Company did not make a contribution to its defined benefit pension plan. The Company will make contributions in future periods as necessary to at least satisfy minimum funding requirements. The Company may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

12.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2016 (Successor Company), December 31, 2015 (Successor Company), and January 31, 2015 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2015	$(1,246,391)	$—	$(1,246,391)
Other comprehensive income (loss) before reclassifications	436,956	—	436,956
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	294	—	294
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(1,897)	—	(1,897)
Net current-period other comprehensive income (loss)	435,353	—	435,353
Ending Balance, March 31, 2016	$(811,038)	$—	$(811,038)

(1) See Reclassification table below for details.
(2) As of March 31, 2016 net unrealized losses reported in AOCI were offset by $427.6 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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
(2) As of December 31, 2015 net unrealized losses reported in AOCI were offset by $623.0 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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
(2) As of January 31, 2015 net unrealized losses reported in AOCI were offset by $(492.6) million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company For The Three Months Ended March 31, 2016	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$5,536	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,617)	Net impairment losses recognized in earnings
	2,919	Total before tax
	(1,022)	Tax (expense) or benefit
	$1,897	Net of tax

(1) See Note 15, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company February 1, 2015 to March 31, 2015	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(90)	Benefits and settlement expenses, net of reinsurance ceded
	(90)	Total before tax
	31	Tax (expense) or benefit
	$(59)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$373	Realized investment gains (losses): All other investments
Impairments recognized in earnings	—	Net impairment losses recognized in earnings
	373	Total before tax
	(131)	Tax (expense) or benefit
	$242	Net of tax

(1) See Note 15, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Predecessor Company January 1, 2015 to January 31, 2015	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax

(1) See Note 15, Derivative Financial Instruments for additional information.

13.                               INCOME TAXES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company		Predecessor Company
	As of March 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$8,937	$105,850	$168,076
Additions for tax positions of the current year	609	2,213	(5,010)
Additions for tax positions of prior years	72	1,812	1,149
Reductions of tax positions of prior years:	0
Changes in judgment	—	(644)	(58,365)
Settlements during the period	(555)	(100,294)	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$9,063	$8,937	$105,850

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September of 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company's current income taxes for the years 2003 through 2011 will not materially affect the Company or its effective tax rate. The Company is currently under audit by the IRS for the years 2012 and 2013. The adjustments received as of March 31, 2016, will not materially affect the Company or its effective tax rate. These agreements and ongoing discussions with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the chart above.

The Company believes that in the next 12 months, none of these unrecognized tax benefits will be reduced.

In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2012. Nevertheless, certain of these pre-2012 years have pending U.S. tax refunds. Due to their size, these refunds are being reviewed by Congress' Joint Committee on Taxation. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2012 taxable income, the Company is amending certain of its 2003 through 2011 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns. At this time, the Company believes that the Joint Committee's review of its U.S. tax refunds and the states' acceptance of its amending returns will be completed this year. The underlying statutes of limitations are expected to close in due course on or before June 30, 2017.

During the three months ended March 31, 2016 (Successor Company), the Company entered into a reinsurance transaction, as discussed in Note 3, Reinsurance and Financing Transactions. This transaction is expected to generate an operating loss on the Company’s consolidated 2016 US income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the US income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2016.

The Company used its respective estimates of its annual 2016 and 2015 incomes in computing its effective income tax rates for the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company). The effective tax rates for the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) were 32.5%, 33.1%, and 32.8%, respectively.

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

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument:

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,865,846	$3	$1,865,849
Commercial mortgage-backed securities	—	1,457,529	—	1,457,529
Other asset-backed securities	—	425,707	537,831	963,538
U.S. government-related securities	1,092,324	346,556	—	1,438,880
State, municipalities, and political subdivisions	—	1,661,560	—	1,661,560
Other government-related securities	—	18,636	—	18,636
Corporate securities	—	25,990,310	833,737	26,824,047
Preferred stock	43,452	19,511	—	62,963
Total fixed maturity securities - available-for-sale	1,135,776	31,785,655	1,371,571	34,293,002
Fixed maturity securities - trading
Residential mortgage-backed securities	—	279,763	—	279,763
Commercial mortgage-backed securities	—	150,744	—	150,744
Other asset-backed securities	—	129,585	150,683	280,268
U.S. government-related securities	187,753	4,838	—	192,591
State, municipalities, and political subdivisions	—	325,347	—	325,347
Other government-related securities	—	60,209	—	60,209
Corporate securities	—	1,436,519	5,677	1,442,196
Preferred stock	3,155	556	—	3,711
Total fixed maturity securities - trading	190,908	2,387,561	156,360	2,734,829
Total fixed maturity securities	1,326,684	34,173,216	1,527,931	37,027,831
Equity securities	620,502	—	66,504	687,006
Other long-term investments (1)	181,093	210,239	57,048	448,380
Short-term investments	360,300	3,311	—	363,611
Total investments	2,488,579	34,386,766	1,651,483	38,526,828
Cash	232,345	—	—	232,345
Assets related to separate accounts
Variable annuity	12,789,776	—	—	12,789,776
Variable universal life	819,259	—	—	819,259
Total assets measured at fair value on a recurring basis	$16,329,959	$34,386,766	$1,651,483	$52,368,208
Liabilities:
Annuity account balances(2)	$—	$—	$90,123	$90,123
Other liabilities (1)	55,545	107,661	496,238	659,444
Total liabilities measured at fair value on a recurring basis	$55,545	$107,661	$586,361	$749,567

(1)Includes certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,765,270	$3	$1,765,273
Commercial mortgage-backed securities	—	1,285,864	—	1,285,864
Other asset-backed securities	—	210,020	587,031	797,051
U.S. government-related securities	1,054,353	477,824	—	1,532,177
State, municipalities, and political subdivisions	—	1,603,600	—	1,603,600
Other government-related securities	—	17,740	—	17,740
Corporate securities	83	24,876,455	902,119	25,778,657
Preferred stock	43,073	19,614	—	62,687
Total fixed maturity securities - available-for-sale	1,097,509	30,256,387	1,489,153	32,843,049
Fixed maturity securities - trading
Residential mortgage-backed securities	—	286,658	—	286,658
Commercial mortgage-backed securities	—	146,743	—	146,743
Other asset-backed securities	—	122,511	152,912	275,423
U.S. government-related securities	233,592	4,755	—	238,347
State, municipalities, and political subdivisions	—	313,354	—	313,354
Other government-related securities	—	58,827	—	58,827
Corporate securities	—	1,322,276	18,225	1,340,501
Preferred stock	2,794	1,402	—	4,196
Total fixed maturity securities - trading	236,386	2,256,526	171,137	2,664,049
Total fixed maturity securities	1,333,895	32,512,913	1,660,290	35,507,098
Equity securities	620,358	13,063	66,504	699,925
Other long-term investments (1)	113,699	141,487	68,384	323,570
Short-term investments	261,659	2,178	—	263,837
Total investments	2,329,611	32,669,641	1,795,178	36,794,430
Cash	212,358	—	—	212,358
Assets related to separate accounts
Variable annuity	12,829,188	—	—	12,829,188
Variable universal life	827,610	—	—	827,610
Total assets measured at fair value on a recurring basis	$16,198,767	$32,669,641	$1,795,178	$50,663,586
Liabilities:
Annuity account balances (2)	$—	$—	$92,512	$92,512
Other liabilities (1)	40,067	106,310	375,848	522,225
Total liabilities measured at fair value on a recurring basis	$40,067	$106,310	$468,360	$614,737

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2016 (Successor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2016 (Successor Company), the Company held $4.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2016 (Successor Company), the Company held $688.5 million of Level 3 ABS, which included $537.8 million of other asset-backed securities classified as available-for-sale and $150.7 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of March 31, 2016 (Successor Company), the Company classified approximately $29.9 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of March 31, 2016 (Successor Company), the Company classified approximately $839.4 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of March 31, 2016 (Successor Company), the Company held approximately $66.5 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 15, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2016 (Successor Company), 72.6% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)-Derivative financial instruments”. Refer to Note 15, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of March 31, 2016 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.5 billion and the statutory unrealized gain (loss) of the securities of $235.4 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of March 31, 2016 (Successor Company) was $23.6 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 15, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $15.7 million as of March 31, 2016 (Successor Company), however, interest support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of March 31, 2016 (Successor Company), no payments have been triggered under this agreement.

The YRT Premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of March 31, 2016 (Successor Company) was $4.0 million. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of March 31, 2016 (Successor Company), was $3.9 million. As of March 31, 2016 (Successor Company), no payments have been made under these agreements.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of March 31, 2016 (Successor Company) was a liability of $106.6 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2016 (Successor Company), ranged from a one month rate of 0.89%, a 5 year rate of 2.03%, and a 30 year rate of 3.36%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$530,374	Discounted cash flow	Liquidity premium	0.06% - 1.10% (0.33%)
			Paydown rate	10.55% - 12.15% (11.21%)
Corporate securities	808,025	Discounted cash flow	Spread over treasury	0.81% - 22.50% (2.67%)
Liabilities:
Embedded derivatives - GMWB(1)	$85,187	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have
a one-time over-utilization
of 400%
			Nonperformance risk	0.26% - 1.22%
Annuity account balances(2)	90,123	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$80 per policy w/2.5% inflation
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.26% - 1.22%
Embedded derivative - FIA	113,552	Actuarial cash flow model	Expenses	$80 per policy w/2.5% inflation
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending on
on duration/surrender
charge period
			Nonperformance risk	0.26% - 1.22%
Embedded derivative - IUL	37,997	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.26% - 1.22%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance arrangements.
(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of March 31, 2016 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $189.6 million of financial instruments being classified as Level 3 as of March 31, 2016 (Successor Company). Of the $189.6 million, $158.2 million are other asset-backed securities and $31.4 million are corporate securities.

In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2016 (Successor Company), the Company held $66.5 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$587,031	Discounted cash flow	Liquidity premium	0.27% - 1.49% (0.42%)
			Paydown rate	10.20% - 14.72% (13.11%)
Corporate securities	875,810	Discounted cash flow	Spread over	0.10% - 19.00% (2.61%)
treasury
Liabilities:
Embedded derivatives - GMWB(1)	$18,511	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have
a one-time over-utilization
of 400%
			Nonperformance risk	0.18% - 1.04%
Annuity account balances(2)	92,512	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$81 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative - FIA	100,329	Actuarial cash flow model	Expenses	$81.50 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending
on duration/surrender
charge period
			Nonperformance risk	0.18% - 1.04%
Embedded derivative - IUL	29,629	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending
on duration/distribution
channel and smoking class
			Nonperformance risk	0.18% - 1.04%

(1)The fair value for the GMWB embedded derivative is presented as a net liability, for the purposes of this chart.  Excludes modified coinsurance arrangements.
(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of December 31, 2015 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $197.5 million of financial instruments being classified as Level 3 as of December 31, 2015 (Successor Company). Of the $197.5 million, $152.9 million are other asset backed securities and $44.6 million are corporate securities.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	587,031	6,859	—	—	(13,057)	—	(50,820)	—	—	7,457	361	537,831	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	902,119	—	14,922	(4,135)	(6,287)	16,000	(24,742)	—	—	(61,179)	(2,961)	833,737	—
Total fixed maturity securities - available-for-sale	1,489,153	6,859	14,922	(4,135)	(19,344)	16,000	(75,562)	—	—	(53,722)	(2,600)	1,371,571	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	152,912	228	—	(934)	—	—	(1,603)	—	—	172	(92)	150,683	(709)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	18,225	308	—	(259)	—	—	(4,072)	—	—	(8,479)	(46)	5,677	216
Total fixed maturity securities - trading	171,137	536	—	(1,193)	—	—	(5,675)	—	—	(8,307)	(138)	156,360	(493)
Total fixed maturity securities	1,660,290	7,395	14,922	(5,328)	(19,344)	16,000	(81,237)	—	—	(62,029)	(2,738)	1,527,931	(493)
Equity securities	66,504	—	—	—	—	—	—	—	—	—	—	66,504	—
Other long-term investments(1)	68,384	4,217	—	(16,982)	—	1,429	—	—	—	—	—	57,048	(12,765)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,795,178	11,612	14,922	(22,310)	(19,344)	17,429	(81,237)	—	—	(62,029)	(2,738)	1,651,483	(13,258)
Total assets measured at fair value on a recurring basis	$1,795,178	$11,612	$14,922	$(22,310)	$(19,344)	$17,429	$(81,237)	$—	$—	$(62,029)	$(2,738)	$1,651,483	$(13,258)
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(566)	$—	$—	$—	$187	$3,142	—	$—	$90,123	$—
Other liabilities(1)	375,848	368	—	(120,758)	—	—	—	—	—	—	—	496,238	(120,390)
Total liabilities measured at fair value on a recurring basis	$468,360	$368	$—	$(121,324)	$—	$—	$—	$187	$3,142	$—	$—	$586,361	$(120,390)

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the three months ended March 31, 2016 (Successor Company), there were $44.1 million transfers of securities into Level 3.

For the three months ended March 31, 2016 (Successor Company), $106.1 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of March 31, 2016 (Successor Company).

For the three months ended March 31, 2016 (Successor Company), there were $12.2 million transfers of securities from Level 2 to Level 1.

For the three months ended March 31, 2016 (Successor Company), there were $0.1 million transfers of securities from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to March 31, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	603,646	—	—	—	(3,568)	—	(40)	—	—	—	94	600,132	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	(3,675)	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,307,259	635	11,618	—	—	22,000	(35,787)	—	—	(20,050)	(2,533)	1,283,142	—
Total fixed maturity securities - available-for-sale	1,914,583	635	11,618	—	(3,568)	22,000	(39,502)	—	—	(20,050)	(2,439)	1,883,277	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,473	3,360	—	—	—	—	(2,408)	—	—	—	75	170,500	(1,242)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	25,130	34	—	(66)	—	—	(5,423)	—	—	—	(61)	19,614	(1,087)
Total fixed maturity securities - trading	194,603	3,394	—	(66)	—	—	(7,831)	—	—	—	14	190,114	(2,329)
Total fixed maturity securities	2,109,186	4,029	11,618	(66)	(3,568)	22,000	(47,333)	—	—	(20,050)	(2,425)	2,073,391	(2,329)
Equity securities	66,691	—	—	—	—	—	—	—	—	—	—	66,691	—
Other long-term investments(1)	64,200	15,050	—	(28)	—	—	—	—	—	—	—	79,222	15,022
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,240,077	19,079	11,618	(94)	(3,568)	22,000	(47,333)	—	—	(20,050)	(2,425)	2,219,304	12,693
Total assets measured at fair value on a recurring basis	$2,240,077	$19,079	$11,618	$(94)	$(3,568)	$22,000	$(47,333)	$—	$—	$(20,050)	$(2,425)	$2,219,304	$12,693
Liabilities:
Annuity account balances(2)	$98,279	$—	$—	$(632)	$—	$—	$—	$14	$1,817	$—	$—	$97,108	$—
Other liabilities(1)	530,118	64,891	—	(12,502)	—	—	—	—	—	—	—	477,729	52,389
Total liabilities measured at fair value on a recurring basis	$628,397	$64,891	$—	$(13,134)	$—	$—	$—	$14	$1,817	$—	$—	$574,837	$52,389

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

For the period of February 1, 2015 to March 31, 2015 (Successor Company), $90.4 million of securities were transferred from Level 2 to Level 1.

For the period of February 1, 2015 to March 31, 2015 (Successor Company), there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for period of January 1, 2015 to January 31, 2015 (Predecessor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	563,961	—	—	—	(3,867)	—	(32)	—	—	43,205	379	603,646	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	3,675	—	—	—	—	—	—	—	—	—	—	3,675	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	1,325,683	—	12,282	—	(23,029)	—	(7,062)	—	—	—	(615)	1,307,259	—
Total fixed maturity securities - available-for-sale	1,893,322	—	12,282	—	(26,896)	—	(7,094)	—	—	43,205	(236)	1,914,583	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	169,461	586	—	(139)	—	—	(472)	—	—	—	37	169,473	447
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	24,744	602	—	(196)	—	—	(20)	—	—	—	—	25,130	406
Total fixed maturity securities - trading	194,205	1,188	—	(335)	—	—	(492)	—	—	—	37	194,603	853
Total fixed maturity securities	2,087,527	1,188	12,282	(335)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,109,186	853
Equity securities	66,691	—	—	—	—	—	—	—	—	—	—	66,691	—
Other long-term investments(1)	44,625	16,617	—	(15,166)	—	—	—	—	—	—	—	46,076	1,451
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,198,843	17,805	12,282	(15,501)	(26,896)	—	(7,586)	—	—	43,205	(199)	2,221,953	2,304
Total assets measured at fair value on a recurring basis	$2,198,843	$17,805	$12,282	$(15,501)	$(26,896)	$—	$(7,586)	$—	$—	$43,205	$(199)	$2,221,953	$2,304
Liabilities:
Annuity account balances(2)	$97,825	$—	$—	$(536)	$—	$—	$—	$7	$419	$—	$—	$97,949	$—
Other liabilities(1)	506,343	61	—	(125,995)	—	—	—	—	—	—	—	632,277	(125,934)
Total liabilities measured at fair value on a recurring basis	$604,168	$61	$—	$(126,531)	$—	$—	$—	$7	$419	$—	$—	$730,226	$(125,934)
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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company
		As of March 31, 2016		As of December 31, 2015
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,689,960	$5,667,207	$5,662,812	$5,529,803
Policy loans	3	1,684,088	1,684,088	1,699,508	1,699,508
Fixed maturities, held-to-maturity(1)	3	2,783,302	2,757,674	593,314	515,000
Liabilities:
Stable value product account balances	3	$2,098,870	$2,111,461	$2,131,822	$2,124,712
Annuity account balances	3	10,765,723	10,296,214	10,719,862	10,274,571
Debt:
Non-recourse funding obligations(2)	3	$2,984,486	$2,961,759	$1,951,563	$1,621,773

Except as noted below, fair values were estimated using quoted market prices.

(1)    Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2)    Of this carrying amount, $2.8 billion, fair value of $2.7 billion, as of March 31, 2016 (Successor Company), and $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company), relates to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

Derivatives Related to Risk Mitigation of Certain Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to VA contracts and fixed indexed annuities:

•Foreign Currency Futures
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit Derivatives
•Interest Rate Swaps
•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Funds Withheld Agreement
•Total Return Swaps

Other Derivatives

The Company and certain of its subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC.

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

The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses)-Derivative financial instruments”.

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•
In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of March 31, 2016 (Successor Company), as these funding agreements and correlating swaps matured in June of 2015.

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

•	The Company uses equity options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•	The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of March 31, 2016 (Successor Company).

•
The Company and certain of its subsidiaries have an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. The Company entered into three separate portfolio maintenance agreements, two in October 2012 and one in January 2016.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$37,801	$(48)	$1,413
Equity futures - VA	(3,228)	(32,469)	9,221
Currency futures - VA	(6,158)	6,137	7,778
Equity options - VA	16,304	(21,774)	3,047
Interest rate swaptions - VA	(2,234)	(11,328)	9,268
Interest rate swaps - VA	125,593	(54,791)	122,710
Embedded derivative - GMWB	(66,676)	35,870	(68,503)
Funds withheld derivative	(7,798)	38,236	(9,073)
Total derivatives related to VA contracts	93,604	(40,167)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,162)	(2,583)	1,769
Equity futures - FIA	1,382	184	(184)
Volatility futures - FIA	—	4	—
Equity options - FIA	(5,562)	4,375	(2,617)
Total derivatives related to FIA contracts	(6,342)	1,980	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(738)	257	(486)
Equity futures - IUL	(219)	14	3
Equity options - IUL	(27)	140	(115)
Total derivatives related to IUL contracts	(984)	411	(598)
Embedded derivative - Modco reinsurance treaties	(58,355)	32,191	(68,026)
Derivatives with PLC (1)	4,030	565	15,863
Other derivatives	(45)	72	(37)
Total realized gains (losses) - derivatives	$31,908	$(4,948)	$22,031

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	Successor Company		Predecessor Company
	For the Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Modco trading portfolio(1)	$78,154	$(33,160)	$73,062

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
		(Dollars In Thousands)
Successor Company
February 1, 2015 to March 31, 2015
Inflation	$(36)	$(90)	$(4)
Total	$(36)	$(90)	$(4)

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

The table below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	Successor Company
	As of March 31, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,640,000	$176,238	$1,435,000	$66,408
Derivatives with PLC(1)	2,772,633	23,620	1,619,200	18,161
Embedded derivative - Modco reinsurance treaties	64,309	282	64,593	1,215
Embedded derivative - GMWB	2,423,273	33,146	1,723,081	49,007
Interest rate futures	176,908	251	282,373	1,537
Equity futures	77,742	2,024	262,485	1,275
Currency futures	—	—	226,936	2,499
Equity options	2,119,043	211,084	2,198,340	179,458
Interest rate swaptions	225,000	1,430	225,000	3,663
Other	298	305	242	347
	$9,499,206	$448,380	$8,037,250	$323,570
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$270,000	$2,256	$475,000	$16,579
Embedded derivative - Modco reinsurance treaties	2,469,802	226,344	2,473,427	178,362
Funds withheld derivative	1,188,610	106,558	1,149,664	102,378
Embedded derivative - GMWB	4,869,315	118,345	1,834,308	67,528
Embedded derivative - FIA	1,224,245	113,552	1,110,790	100,329
Embedded derivative - IUL	67,518	37,997	57,760	29,629
Interest rate futures	974,519	2,493	793,763	1,539
Equity futures	448,775	11,241	233,412	2,599
Currency futures	295,140	5,411	46,692	1,115
Equity options	1,122,701	35,247	1,205,204	22,167
	$12,930,625	$659,444	$9,380,020	$522,225

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

During the three months ended March 31, 2016 (Successor Company), the Company revised its methodology for estimating notional amounts associated with the YRT Support Agreements among certain of its affiliates. The Company's revised approach reflects its position that no reasonably estimable notional amounts exist for the YRT Support Agreements, which contain payment positions based on the movement of the underlying premium rates, as described in Note 14, Fair Value of Financial Instruments. Current period amounts disclosed above reflect this change in estimate, which did not impact the Company's financial position or results of operations.

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

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2016 (Successor Company).

			Net Amounts
	Gross	Gross Amounts Offset in the	of Assets Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Assets	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$391,027	$—	$391,027	$37,967	$199,143	$153,917
Total derivatives, subject to a master netting arrangement or similar arrangement	391,027	—	391,027	37,967	199,143	153,917
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	282	—	282	—	—	282
Embedded derivative - GMWB	33,146	—	33,146	—	—	33,146
Derivatives with PLC	23,620	—	23,620	—	—	23,620
Other	305	—	305	—	—	305
Total derivatives, not subject to a master netting arrangement or similar arrangement	57,353	—	57,353	—	—	57,353
Total derivatives	448,380	—	448,380	37,967	199,143	211,270
Total Assets	$448,380	$—	$448,380	$37,967	$199,143	$211,270

			Net Amounts
	Gross	Gross Amounts Offset in the	of Liabilities Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Liabilities	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$56,648	$—	$56,648	$37,967	$18,681	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	56,648	—	56,648	37,967	18,681	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	226,344	—	226,344	—	—	226,344
Funds withheld derivative	106,558	—	106,558	—	—	106,558
Embedded derivative - GMWB	118,345	—	118,345	—	—	118,345
Embedded derivative - FIA	113,552	—	113,552	—	—	113,552
Embedded derivative - IUL	37,997	—	37,997	—	—	37,997
Total derivatives, not subject to a master netting arrangement or similar arrangement	602,796	—	602,796	—	—	602,796
Total derivatives	659,444	—	659,444	37,967	18,681	602,796
Repurchase agreements(1)	660,000	—	660,000	—	—	660,000
Total Liabilities	$1,319,444	$—	$1,319,444	$37,967	$18,681	$1,262,796

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company).

			Net Amounts
	Gross	Gross Amounts Offset in the	of Assets Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Assets	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GMWB	49,007	—	49,007	—	—	49,007
Derivatives with PLC	18,161	—	18,161	—	—	18,161
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,730	—	68,730	—	—	68,730
Total derivatives	323,570	—	323,570	42,382	105,842	175,346
Total Assets	$323,570	$—	$323,570	$42,382	$105,842	$175,346

			Net Amounts
	Gross	Gross Amounts Offset in the	of Liabilities Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Liabilities	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Funds withheld derivative	102,378	—	102,378	—	—	102,378
Embedded derivative - GMWB	67,528	—	67,528	—	—	67,528
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	478,226	—	478,226	—	—	478,226
Total derivatives	522,225	—	522,225	42,382	1,617	478,226
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$960,410	$—	$960,410	$42,382	$1,617	$916,411

(1) Borrowings under repurchase agreements are for a term less than 90 days.

17.                               OPERATING SEGMENTS

The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. There were no changes to the Company’s operating segments made or required to be made as a result of the Merger on February 1, 2015. A brief description of each segment follows.

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

•
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

•
The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•
The Corporate and Other segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

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

There were no significant intersegment transactions during the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Revenues
Life Marketing	$381,074	$254,922	$133,361
Acquisitions	424,807	258,789	139,761
Annuities	218,516	49,344	130,918
Stable Value Products	29,902	10,342	8,181
Asset Protection	73,679	49,296	24,566
Corporate and Other	31,924	18,268	22,859
Total revenues	$1,159,902	$640,961	$459,646
Segment Operating Income (Loss)
Life Marketing	$13,126	$4,281	$(2,271)
Acquisitions	68,653	36,070	20,134
Annuities	45,276	31,373	11,363
Stable Value Products	14,448	6,115	4,529
Asset Protection	4,257	3,643	1,907
Corporate and Other	(34,743)	(13,957)	(16,662)
Total segment operating income	111,017	67,525	19,000
Realized investment (losses) gains - investments(1)	83,142	(42,933)	89,414
Realized investment (losses) gains - derivatives	40,820	(56)	24,433
Income tax expense	(76,362)	(8,116)	(44,325)
Net income	$158,617	$16,420	$88,522

Investment gains (losses)	$79,092	$(35,056)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(4,050)	7,877	(8,742)
Realized investment gains (losses) - investments	$83,142	$(42,933)	$89,414

Derivative gains (losses)	$31,908	$(4,948)	$22,031
Less: VA GMWB economic cost	(8,912)	(4,892)	(2,402)
Realized investment gains (losses) - derivatives	$40,820	$(56)	$24,433

(1) Includes credit related other-than-temporary impairments of $2.6 million and $0.5 million for the three months ended March 31, 2016 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The Company did not recognize any other-than-temporary impairments for the period of February 1, 2015 to March 31, 2015 (Successor Company).

	Operating Segment Assets As of March 31, 2016 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,568,537	$20,102,965	$19,770,158	$1,973,590
Deferred policy acquisition costs and value of business acquired	1,127,263	108,885	596,460	2,245
Other intangibles	314,883	39,019	193,448	9,222
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,210,957	$20,265,393	$20,896,743	$2,098,870

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$799,709	$12,866,525	$69,081,484
Deferred policy acquisition costs and value of business acquired	38,008	—	1,872,861
Other intangibles	78,231	—	634,803
Goodwill	67,155	—	732,443
Total assets	$983,103	$12,866,525	$72,321,591

	Operating Segment Assets As of December 31, 2015 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,715,901	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$20,828,100	$2,131,822

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$766,294	$9,464,906	$65,091,991
Deferred policy acquisition costs and value of business acquired	40,421	—	1,562,373
Other intangibles	79,681	—	645,131
Goodwill	67,155	—	732,443
Total assets	$953,551	$9,464,906	$68,031,938

18.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2016 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2015 (Successor Company), included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

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

OVERVIEW

Our business

We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, PLC and the Company remain an SEC registrants for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

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

•
Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. We also have an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.

•
Asset Protection - We market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, this segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•
Corporate and Other - This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

RECENT DEVELOPMENTS

On January 15, 2016, we completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”), as previously reported in our Current Reports on Form 8-K filed October 1, 2015 and January 15, 2016. Pursuant to the Master Agreement, effective January 1, 2016, we entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which we coinsure certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by PLICO and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of the Company. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The estimated average annual expense of the credit enhancement under generally accepted accounting principles is approximately $3.1 million, after-tax. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Regulation.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•
exposure to the risks of natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change could adversely affect our operations and results;

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

Industry and Regulation

•	we are highly regulated and are subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations influenced by or related to international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

•
regulatory actions, interpretations and pronouncements related to Actuarial Guidelines XXXVIII may have an adverse effect on our ability to sell certain universal life products and reserving requirements;

•
our use of captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;

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

•
regulations issued by the Department of Labor on April 6, 2016, expanding the definition of "investment advice fiduciary" under ERISA and creating and revising several prohibited transactions exemptions for investment activities in light of that expanded definition, may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company).

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$13,126	$4,281	$(2,271)
Acquisitions	68,653	36,070	20,134
Annuities	45,276	31,373	11,363
Stable Value Products	14,448	6,115	4,529
Asset Protection	4,257	3,643	1,907
Corporate and Other	(34,743)	(13,957)	(16,662)
Total segment operating income	111,017	67,525	19,000
Realized investment gains (losses) - investments (1)	83,142	(42,933)	89,414
Realized investment gains (losses) - derivatives	40,820	(56)	24,433
Income tax (expense) benefit	(76,362)	(8,116)	(44,325)
Net income	$158,617	$16,420	$88,522

Investment gains (losses)	$79,092	$(35,056)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(4,050)	7,877	(8,742)
Realized investment gains (losses) - investments	$83,142	$(42,933)	$89,414

Derivative gains (losses)	$31,908	$(4,948)	$22,031
Less: VA GMWB economic cost	(8,912)	(4,892)	(2,402)
Realized investment gains (losses) - derivatives	$40,820	$(56)	$24,433

(1)  Includes credit related other-than-temporary impairments of $2.6 million and $0.5 million for the three months ended March 31, 2016 (Successor Company) and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. We did not recognize any other-than-temporary impairments for the period of February 1, 2015 to March 31, 2015 (Successor Company).

 For The Three Months Ended March 31, 2016 (Successor Company)

Net income was $158.6 million and operating income was $111.0 million for the three months ended March 31, 2016.

We experienced net realized gains of $111.0 million for the three months ended March 31, 2016. The gains realized were primarily related to $19.8 million of gains related to the net activity of the modified coinsurance portfolio, $5.6 million of gains related to investment securities sale activity, net gains of $93.6 million of derivatives related to variable annuity contracts, and net gains of $2.0 million related to other investment and derivative activity. Partially offsetting these gains were $2.6 million of other-than-temporary impairment credit-related losses, net losses of $1.0 million of derivatives related to IUL contracts, and net losses of $6.3 million of derivatives related to FIA contracts.

•
Life Marketing segment operating income was $13.1 million which consisted of universal life operating income of $17.6 million, traditional life operating loss of $1.7 million, and operating loss of $2.8 million in other lines.

•
Acquisitions segment operating income was $68.7 million. This included expected runoff of the in-force blocks of business and the earnings associated with the GLAIC reinsurance transaction completed on January 15, 2016.

•
Annuities segment operating income was $45.3 million which included $28.6 million of fixed annuity operating earnings, $21.2 million of variable annuity operating earnings, and a $4.5 million loss in other annuity earnings. The fixed annuity results were positively impacted by $4.7 million of favorable single premium immediate annuities (“SPIA”) mortality.

•
Stable Value Products segment operating income of $14.4 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $5.3 million and the adjusted operating spread, which excludes participating income, was 174 basis points.

•
Asset Protection segment operating income was $4.3 million which consisted of service contract earnings of $2.9 million, GAP product earnings of $0.8 million, and credit insurance earnings of $0.6 million.

•
The Corporate and Other segment’s $34.7 million operating loss was primarily due to $61.0 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $26.3 million of investment income which represents income on assets supporting our equity capital and held-to-maturity notes.

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

•
Life Marketing segment operating income was $4.3 million which consisted of universal life earnings of $9.5 million, a traditional life operating loss of $2.9 million, and an operating loss of $2.3 million in other lines.

•	Acquisitions segment operating income was $36.1 million. This included expected runoff of the in force blocks of business.

•	Annuities operating income was $31.4 million for the period of February 1, 2015 to March 31, 2015. Included in that amount was $8.0 million of favorable SPIA mortality results.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Net income was $88.5 million and operating income was $19.0 million for the period of January 1, 2015 to January 31, 2015.

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

•
Life Marketing segment operating loss was $2.3 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life earnings of $1.2 million, and operating earnings of $0.1 million in other lines.

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

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$440,749	$243,678	$136,068
Reinsurance ceded	(183,724)	(68,383)	(51,142)
Net premiums and policy fees	257,025	175,295	84,926
Net investment income	128,262	77,933	47,622
Other income	331	1,149	414
Total operating revenues	385,618	254,377	132,962
Realized gains (losses) - investments	(3,560)	133	997
Realized gains (losses) - derivatives	(984)	412	(598)
Total revenues	381,074	254,922	133,361
BENEFITS AND EXPENSES
Benefits and settlement expenses	320,843	222,730	123,525
Amortization of deferred policy acquisition costs and value of business acquired	32,716	20,147	4,584
Other operating expenses	18,933	7,219	7,124
Operating benefits and settlement expenses	372,492	250,096	135,233
Amortization related to benefits and settlement expenses	(5,171)	409	(346)
Amortization of DAC/VOBA related to realized gains (losses) - investments	(254)	31	229
Total benefits and expenses	367,067	250,536	135,116
INCOME (LOSS) BEFORE INCOME TAX	14,007	4,386	(1,755)
Less: realized gains (losses)	(4,544)	545	399
Less: amortization related to benefits and settlement expenses	5,171	(409)	346
Less: related amortization of DAC/VOBA	254	(31)	(229)
OPERATING INCOME (LOSS)	$13,126	$4,281	$(2,271)

The following table summarizes key data for the Life Marketing segment:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Sales By Product
Traditional life	$403	$110	$42
Universal life	39,507	23,486	11,473
BOLI	—	—	—
	$39,910	$23,596	$11,515
Sales By Distribution Channel
Traditional brokerage	$34,201	$19,524	$9,724
Institutional	4,131	3,278	1,472
Direct	1,578	794	319
	$39,910	$23,596	$11,515
Average Life Insurance In-force(1)
Traditional	$371,543,314	$388,673,749	$391,411,413
Universal life	195,392,995	157,764,363	153,317,720
	$566,936,309	$546,438,112	$544,729,133
Average Account Values
Universal life	$7,387,034	$7,264,402	$7,250,973
Variable universal life	589,040	582,946	574,257
	$7,976,074	$7,847,348	$7,825,230

(1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
First year commissions	$48,127	$28,664	$14,108
Renewal commissions	8,742	4,852	2,513
First year ceding allowances	(849)	(509)	(49)
Renewal ceding allowances	(38,209)	(28,853)	(12,364)
General & administrative	52,407	31,973	17,466
Taxes, licenses, and fees	7,431	5,175	2,509
Other operating expenses incurred	77,649	41,302	24,183
Less: commissions, allowances & expenses capitalized	(58,716)	(34,083)	(17,059)
Other operating expenses	$18,933	$7,219	$7,124

For The Three Months Ended March 31, 2016 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $257.0 million for the three months ended March 31, 2016. Included in this amount are traditional life net premiums of $111.1 million and universal life policy fees of $145.8 million.

Net investment income

Net investment income was $128.3 million for the three months ended March 31, 2016. Included in this amount is traditional life net investment income of $19.1 million and universal life investment income of $105.8 million.

Other income

Other income was $0.3 million for the three months ended March 31, 2016 primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefit and settlement expenses were $320.8 million for the three months ended March 31, 2016. This amount includes traditional life benefit and settlement expenses of $94.1 million and universal life benefit and settlement expenses of $220.7 million, including $76.7 million of interest on funds for universal life policies. For the three months ended March 31, 2016, universal life and BOLI unlocking decreased policy benefits and settlement expenses $1.1 million and was largely driven by updates to indexed universal life host contract and yields.

Amortization of DAC and VOBA

DAC and VOBA amortization was $32.7 million for the three months ended March 31, 2016. For the same period, universal life and BOLI unlocking increased amortization $0.3 million.

Other operating expenses

Other operating expenses were $18.9 million for the three months ended March 31, 2016. Other operating expenses for the insurance companies reflect commissions of $56.9 million, general and administrative expenses of $52.4 million, and taxes, licenses, and fees of $7.4 million, partly offset by ceding allowances of $39.1 million and capitalization of $58.7 million.

Sales

Sales for the segment were $39.9 million for the three months ended March 31, 2016, comprised primarily of universal life sales.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $175.3 million for the period of February 1, 2015 to March 31, 2015. Included in this amount are traditional net premiums of $99.5 million and universal life policy fees of $75.7 million.

Net investment income

Net investment income was $77.9 million for the period of February 1, 2015 to March 31, 2015. Included in this amount is traditional net investment income of $10.0 million and universal life investment income of $66.1 million.

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

Net investment income

Net investment income was $47.6 million for the period of January 1, 2015 to January 31, 2015. Included in this amount is traditional life net investment income of $6.3 million and universal life investment income of $40.1 million.

Other income

Other income was $0.4 million for the period of January 1, 2015 to January 31, 2015 primarily due to fees on variable universal life funds.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(183,724)	$(68,383)	$(51,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(203,365)	(61,735)	(58,501)
Amortization of DAC/VOBA	(1,645)	(794)	(3,766)
Other operating expenses (1)	(36,686)	(28,038)	(11,728)
Total benefits and expenses	(241,696)	(90,567)	(73,995)

NET IMPACT OF REINSURANCE	$57,972	$22,184	$22,853

Allowances received	$(39,058)	$(29,362)	$(12,413)
Less: Amount deferred	2,372	1,324	685
Allowances recognized (ceded other operating expenses)(1)	$(36,686)	$(28,038)	$(11,728)

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

For The Three Months Ended March 31, 2016 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $83.8 million and universal life premiums of $99.0 million.

Ceded benefits and settlement expenses were $203.4 million for the three months ended March 31, 2016. This amount is driven by ceded claims. Traditional life ceded benefits activity of $93.0 million was due to ceded death benefits, slightly offset by ceded reserves. Universal life ceded benefits of $110.5 million were largely comprised of $112.7 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $1.6 million for the three months ended March 31, 2016.

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

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$300,508	$191,902	$88,855
Reinsurance ceded	(86,422)	(48,560)	(26,512)
Net premiums and policy fees	214,086	143,342	62,343
Net investment income	187,655	113,692	71,088
Other income	2,731	2,191	1,240
Total operating revenues	404,472	259,225	134,671
Realized gains (losses) - investments	78,125	(32,627)	73,601
Realized gains (losses) - derivatives	(57,790)	32,191	(68,511)
Total revenues	424,807	258,789	139,761
BENEFITS AND EXPENSES
Benefits and settlement expenses	307,534	205,847	100,693
Amortization of value of business acquired	(1,093)	(130)	4,803
Other operating expenses	29,378	17,438	9,041
Operating benefits and expenses	335,819	223,155	114,537
Amortization related to benefits and settlement expenses	2,731	2,409	1,233
Amortization of VOBA related to realized gains (losses) - investments	2	(10)	230
Total benefits and expenses	338,552	225,554	116,000
INCOME BEFORE INCOME TAX	86,255	33,235	23,761
Less: realized gains (losses)	20,335	(436)	5,090
Less: amortization related to benefits and settlement expenses	(2,731)	(2,409)	(1,233)
Less: related amortization of VOBA	(2)	10	(230)
OPERATING INCOME	$68,653	$36,070	$20,134

The following table summarizes key data for the Acquisitions segment:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$208,412,727	$180,098,499	$182,177,575
Universal life	30,336,289	33,071,531	33,413,557
	$238,749,016	$213,170,030	$215,591,132
Average Account Values
Universal life	$4,313,082	$4,489,381	$4,486,843
Fixed annuity(2)	3,582,906	3,695,824	3,712,578
Variable annuity	1,207,913	1,410,627	1,396,587
	$9,103,901	$9,595,832	$9,596,008
Interest Spread - UL & Fixed Annuities
Net investment income yield	4.43%	4.34%	5.73%
Interest credited to policyholders	4.01%	3.98%	4.05%
Interest spread(3)	0.42%	0.36%	1.68%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended March 31, 2016 (Successor Company)

Operating revenues

Operating revenues for the segment were $404.5 million and included net premiums and policy fees of $214.1 million, net investment income of $187.7 million, and other income of $2.7 million. The segment experienced expected runoff in the current period.

Operating revenues from the GLAIC transaction were $49.4 million and included net premiums and policy fees of $34.9 million and net investment income of $14.5 million.

     Total benefits and expenses

Total benefits and expenses were $338.6 million, primarily due to operating benefits and expenses of $335.8 million. Operating benefits and expenses included benefits and settlement expenses of $307.5 million, amortization of VOBA of $(1.1) million, and other operating expenses of $29.4 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $2.7 million to total benefits and expenses.

Total benefits and expenses from the GLAIC transaction were $40.6 million. Operating benefits and expenses included benefits and settlement expenses of $33.1 million, amortization of VOBA of $3.3 million, and other operating expenses of $4.3 million from this transaction.

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

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(86,422)	$(48,560)	$(26,512)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(64,524)	(34,290)	(25,832)
Amortization of value of business acquired	(118)	(8)	(233)
Other operating expenses	(11,087)	(8,285)	(3,647)
Total benefits and expenses	(75,729)	(42,583)	(29,712)

NET IMPACT OF REINSURANCE (1)	$(10,693)	$(5,977)	$3,200

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

The net impact of reinsurance activity for the three months ended March 31, 2016 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

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

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$35,556	$24,948	$12,473
Reinsurance ceded	(20,130)	(14,418)	(6,118)
Net premiums and policy fees	15,426	10,530	6,355
Net investment income	78,752	50,932	37,189
Realized gains (losses) - derivatives	(8,912)	(4,892)	(2,402)
Other income	37,649	26,674	12,690
Total operating revenues	122,915	83,244	53,832
Realized gains (losses) - investments	(573)	(605)	(145)
Realized gains (losses) - derivatives, net of economic cost	96,174	(33,295)	77,231
Total revenues	218,516	49,344	130,918
BENEFITS AND EXPENSES
Benefits and settlement expenses	49,966	32,448	26,919
Amortization of deferred policy acquisition costs and value of business acquired	(5,086)	(2,404)	6,217
Other operating expenses	32,759	21,827	9,333
Operating benefits and expenses	77,639	51,871	42,469
Amortization related to benefits and settlement expenses	(258)	(612)	3,128
Amortization of DAC/VOBA related to realized gains (losses) - investments	(1,100)	5,650	(13,216)
Total benefits and expenses	76,281	56,909	32,381
INCOME (LOSS) BEFORE INCOME TAX	142,235	(7,565)	98,537
Less: realized gains (losses) - investments	(573)	(605)	(145)
Less: realized gains (losses) - derivatives, net of economic cost	96,174	(33,295)	77,231
Less: amortization related to benefits and settlement expenses	258	612	(3,128)
Less: related amortization of DAC/VOBA	1,100	(5,650)	13,216
OPERATING INCOME	$45,276	$31,373	$11,363

The following tables summarize key data for the Annuities segment:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Fixed annuity	$209,305	$42,476	$28,335
Variable annuity	173,514	184,147	59,115
	$382,819	$226,623	$87,450
Average Account Values
Fixed annuity(1)	$8,233,706	$8,263,820	$8,171,438
Variable annuity	11,965,807	12,579,000	12,365,217
	$20,199,513	$20,842,820	$20,536,655
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.67%	3.48%	5.22%
Interest credited to policyholders	2.71	2.89	3.17
Interest spread	0.96%	0.59%	2.05%

(1) Includes general account balances held within VA products.
(2) Interest spread on average general account values.

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$37,801	$(48)	$1,413
Equity futures - VA	(3,228)	(32,469)	9,221
Currency futures - VA	(6,158)	6,137	7,778
Equity options - VA	16,304	(21,774)	3,047
Interest rate swaptions - VA	(2,234)	(11,328)	9,268
Interest rate swaps - VA	125,593	(54,791)	122,710
Embedded derivative - GMWB(1)	(66,676)	35,870	(68,503)
Funds withheld derivative	(7,798)	38,236	(9,073)
Total derivatives related to VA contracts	93,604	(40,167)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,162)	(2,583)	1,769
Equity futures - FIA	1,382	184	(184)
Volatility futures - FIA	—	4	—
Equity options - FIA	(5,562)	4,375	(2,617)
Total derivatives related to FIA contracts	(6,342)	1,980	(1,032)
VA GMWB economic cost(2)	8,912	4,892	2,402
Realized gains (losses) - derivatives, net of economic cost	$96,174	$(33,295)	$77,231

(1)   Includes impact of nonperformance risk of $10.8 million, $(3.7) million, and $3.1 million for the three months ended March 31, 2016 (Successor Company), for the period of February 1, 2015 to March 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
(2)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of March 31, 2016	As of December 31, 2015
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$172,245	$166,765
GMDB Reserves	26,158	26,646
GMWB and GMAB Reserves	85,199	18,522
Account value subject to GMWB rider	9,274,728	9,306,644
GMWB Benefit Base	10,388,701	10,304,939
GMAB Benefit Base	4,555	4,323
S&P 500® Index	2,060	2,044

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2016 (Successor Company)

Operating revenues

Segment operating revenues were $122.9 million for the three months ended March 31, 2016. Operating revenue consisted of $78.8 million of net investment income, $35.6 million of gross policy fees, $20.1 million of ceded premiums, $37.6 million in other income, and $8.9 million of losses related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $50.0 million for the three months ended March 31, 2016. Included in that amount was $4.7 million of favorable SPIA mortality results, a decrease of $0.5 million in guaranteed benefit reserves primarily from the VA line of business, and $0.5 million on favorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $5.1 million favorable for the three months ended March 31, 2016 due to the allocation of negative VOBA to some of the products within the segment. There was $0.1 million of unfavorable unlocking recorded by the segment during the three months ended March 31, 2016.

Other operating expenses

Other operating expenses were $32.8 million for three months ended March 31, 2016. Operating expenses consisted of $8.8 million in acquisition expenses, $12.4 million in maintenance and overhead expenses, and $11.6 million in commission expenses.

Sales

Total sales were $382.8 million for the three months ended March 31, 2016. Fixed annuity sales were $209.3 million and variable annuity sales were $173.5 million.

For The Period of February 1, 2015 to March 31, 2015 (Successor Company)

Operating revenues

Segment operating revenues were $83.2 million for the period of February 1, 2015 to March 31, 2015. Operating revenue consisted of $50.9 million of net investment income, $24.9 million of gross policy fees, $14.4 million of ceded premiums, $26.7 million in other income, and $4.9 million of losses related to GMWB economic cost from the VA line of business.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Operating revenues

Segment operating revenues were $53.8 million for the period of January 1, 2015 to January 31, 2015. Operating revenue consisted of $37.2 million of net investment income, $12.5 million of gross policy fees, $6.1 million of ceded premiums, $12.7 million in other income and $2.4 million of losses related to GMWB economic cost from the VA line of business.

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

Reinsurance

During the year ended December 31, 2012 (Predecessor Company), the Annuity segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly subsidiary of PLC. The cost of reinsurance to the segment is reflected in the chart shown below. The impact of the Shades Creek reinsurance arrangement for the three month period ending March 31, 2013 was eliminated in consolidation.  Prior to April 1, 2013, we paid as a dividend all of Shades Creek’s outstanding common stock to its parent, PLC. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(20,130)	$(14,418)	$(6,118)
Realized gains (losses) - derivatives	11,259	7,500	3,754
Total operating revenues	(8,871)	(6,918)	(2,364)
Realized gains (losses) - derivatives, net of economic costs	90,119	(46,654)	125,688
Total revenues	81,248	(53,572)	123,324
BENEFITS AND EXPENSES
Benefits and settlement expenses	(984)	(471)	(567)
Amortization of deferred policy acquisition
costs and value of business acquired	—	—	304
Other operating expenses	(493)	5	(523)
Operating benefits and expenses	(1,477)	(466)	(786)
Amortization of deferred policy acquisition acquisition costs related to realized gain (loss) investments	—	—	402
Total benefit and expenses	(1,477)	(466)	(384)
NET IMPACT OF REINSURANCE	$82,725	$(53,106)	$123,708

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is favorable by $82.7 million for the three months ended March 31, 2016 (Successor Company, unfavorable by $53.1 million for the period of February 1, 2015 to March 31, 2015 (Successor Company), and $123.7 million favorable for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), primarily due to realized losses on derivatives that were ceded.

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Net investment income	$23,067	$10,373	$6,888
Other income	—	—	—
Total operating revenues	23,067	10,373	6,888
Realized gains (losses)	6,835	(31)	1,293
Total revenues	29,902	10,342	8,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	7,968	3,919	2,255
Amortization of deferred policy acquisition costs	112	—	25
Other operating expenses	539	339	79
Total benefits and expenses	8,619	4,258	2,359
INCOME BEFORE INCOME TAX	21,283	6,084	5,822
Less: realized gains (losses)	6,835	(31)	1,293
OPERATING INCOME	$14,448	$6,115	$4,529

The following table summarizes key data for the Stable Value Products segment:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
GIC	$50,000	$50,700	$—
GFA - Direct Institutional	—	100,000	—
	$50,000	$150,700	$—

Average Account Values	$2,125,906	$1,863,209	$1,932,722
Ending Account Values	$2,098,870	$1,923,684	$1,911,751

Operating Spread
Net investment income yield	4.37%	3.38%	4.28%
Interest credited	1.51	1.28	1.40
Operating expenses	0.12	0.11	0.07
Operating spread	2.74%	1.99%	2.81%

Adjusted operating spread(1)	1.74%	1.59%	2.76%

(1) Excludes participating mortgage loan income and other income.

For The Three Months Ended March 31, 2016 (Successor Company)

Segment operating income

Operating income of $14.4 million was primarily due to activity in average account values, operating spread, and participating mortgage income. Participating mortgage income was $5.3 million and the adjusted operating spread, which excludes participating income, was 174 basis points.

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

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$67,882	$43,194	$21,843
Reinsurance ceded	(24,539)	(15,452)	(7,860)
Net premiums and policy fees	43,343	27,742	13,983
Net investment income	4,160	2,445	1,540
Other income	26,176	19,109	9,043
Total operating revenues	73,679	49,296	24,566
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,384	15,387	7,447
Amortization of deferred policy acquisition costs and value of business acquired	5,743	4,742	1,858
Other operating expenses	38,295	25,524	13,354
Total benefits and expenses	69,422	45,653	22,659
INCOME BEFORE INCOME TAX	4,257	3,643	1,907
OPERATING INCOME	$4,257	$3,643	$1,907

The following table summarizes key data for the Asset Protection segment:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Sales
Credit insurance	$5,577	$3,882	$2,087
Service contracts	77,275	57,047	26,551
GAP	25,561	15,232	6,318
	$108,413	$76,161	$34,956
Loss Ratios(1)
Credit insurance	32.4%	40.5%	27.9%
Service contracts	45.3	52.3	54.4
GAP	106.9	77.1	61.5

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2016 (Successor Company)

Net premiums and policy fees

Net premiums and policy fees were $43.3 million which consisted of service contract premiums of $30.0 million, GAP premiums of $10.0 million, and credit insurance premiums of $3.3 million.

Other income

Other income activity consisted of $21.2 million from the service contract line and $5.0 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $13.6 million in service contract claims, $10.7 million in GAP claims and $1.1 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $3.3 million in the credit insurance line, $1.9 million in the GAP line, and $0.5 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $38.3 million including activity in all product lines.

Sales

Total segment sales consisted of $77.3 million in the service contract line, $25.6 million in the GAP product line, and credit insurance sales of $5.6 million.

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

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $2.5 million in the credit insurance line, $2.0 million in the GAP line, and $0.2 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $25.5 million including activity in all product lines.

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

Sales

Total segment sales consisted of $26.6 million in the service contract line, $6.3 million in the GAP product line and credit insurance sales of $2.1 million.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,539)	$(15,452)	$(7,860)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(17,642)	(9,487)	(4,249)
Amortization of deferred policy acquisition costs and value of business acquired	(189)	36	(481)
Other operating expenses	(1,509)	(1,402)	(653)
Total benefits and expenses	(19,340)	(10,853)	(5,383)
NET IMPACT OF REINSURANCE (1)	$(5,199)	$(4,599)	$(2,477)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2016 (Successor Company)

Reinsurance premiums ceded of $24.5 million consisted of ceded premiums in the service contract line of $15.6 million, ceded premiums in the GAP product line of $4.9 million, and ceded premiums in the credit insurance line of $4.0 million.

Benefits and settlement expenses ceded consisted of $13.7 million in service contract ceded claims, $3.1 million in GAP ceded claims, and $0.8 million in credit insurance ceded claims.

Other operating expenses ceded of $1.5 million was mainly due to ceded activity in the credit insurance product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,674	$2,664	$1,343
Reinsurance ceded	(59)	—	—
Net premiums and policy fees	3,615	2,664	1,343
Net investment income	26,333	16,836	278
Other income	291	58	1
Total operating revenues	30,239	19,558	1,622
Realized gains (losses) - investments	(1,735)	(1,930)	4,919
Realized gains (losses) - derivatives	3,420	640	16,318
Total revenues	31,924	18,268	22,859
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,024	2,887	1,721
Amortization of deferred policy acquisition costs and value of business acquired	1	10	87
Other operating expenses	60,957	30,618	16,476
Total benefits and expenses	64,982	33,515	18,284
INCOME (LOSS) BEFORE INCOME TAX	(33,058)	(15,247)	4,575
Less: realized gains (losses) - investments	(1,735)	(1,930)	4,919
Less: realized gains (losses) - derivatives	3,420	640	16,318
OPERATING INCOME (LOSS)	$(34,743)	$(13,957)	$(16,662)

For The Three Months Ended March 31, 2016 (Successor Company)

Operating revenues

Operating revenues of $30.2 million were primarily due to $26.3 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $65.0 million were primarily due to $61.0 million of other operating expenses which included corporate overhead expenses and $30.4 million of interest expense.

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

CONSOLIDATED INVESTMENTS

As of March 31, 2016 (Successor Company), our investment portfolio was approximately $49.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor Company
	As of March 31, 2016		As of December 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2016 - $30,207,253; 2015 - $29,849,592)	$28,597,338	58.4%	$27,396,560	60.8%
Privately issued bonds (amortized cost: 2016 - $11,448,236; 2015 - $9,065,023)	11,147,121	22.7	8,636,970	19.2
Preferred stock (amortized cost: 2016 - $68,072; 2015 - $68,558)	66,674	0.1	66,882	0.1
Fixed maturities	39,811,133	81.2%	36,100,412	80.1%
Equity securities (cost: 2016 - $680,335; 2015 - $693,147)	687,006	1.4	699,925	1.6
Mortgage loans	5,689,960	11.6	5,662,812	12.6
Investment real estate	8,231	—	11,118	—
Policy loans	1,684,088	3.4	1,699,508	3.8
Other long-term investments	755,995	1.5	594,036	1.3
Short-term investments	363,611	0.9	263,837	0.6
Total investments	$49,000,024	100.0%	$45,031,648	100.0%

Included in the preceding table are $2.7 billion and $2.7 billion of fixed maturities and $43.0 million and $61.7 million of short-term investments classified as trading securities as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.8 billion and $593.3 million of securities classified as held-to-maturity as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively.

Fixed Maturity Investments

As of March 31, 2016 (Successor Company), our fixed maturity investment holdings were approximately $39.8 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of		As of
Rating	March 31, 2016		December 31, 2015
	(Dollars In Thousands)
AAA	$5,439,982	13.7%	$5,223,656	14.5%
AA	3,021,252	7.6	2,864,706	7.9
A	12,291,768	30.9	11,564,843	32.0
BBB	14,240,250	35.8	14,076,212	39.0
Below investment grade	2,034,579	5.0	1,777,681	4.9
Not rated(1)	2,783,302	7.0	593,314	1.7
	$39,811,133	100.0%	$36,100,412	100.0%

(1) Our "not rated" securities are $2.8 billion or 7.0% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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

The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of	As of
Type	March 31, 2016	December 31, 2015
	(Dollars In Thousands)
Corporate securities	$28,266,243	$27,119,158
Residential mortgage-backed securities	2,145,612	2,051,931
Commercial mortgage-backed securities	1,608,273	1,432,607
Other asset-backed securities	1,243,806	1,072,474
U.S. government-related securities	1,631,471	1,770,524
Other government-related securities	78,845	76,567
States, municipals, and political subdivisions	1,986,907	1,916,954
Preferred stock	66,674	66,883
Securities issued by affiliates	2,783,302	593,314
Total fixed income portfolio	$39,811,133	$36,100,412

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of March 31, 2016	% Fair Value	As of December 31, 2015	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,537,456	8.9%	$3,359,169	9.3%
Other finance	503,288	1.3	482,147	1.3
Electric utility	3,827,666	9.6	3,707,729	10.3
Energy and natural gas	4,059,891	10.2	3,940,588	10.9
Insurance	3,034,553	7.6	2,924,523	8.1
Communications	1,399,913	3.5	1,338,544	3.7
Basic industrial	1,567,625	3.9	1,480,354	4.1
Consumer noncyclical	3,437,829	8.6	3,134,732	8.7
Consumer cyclical	1,715,466	4.3	1,712,862	4.7
Finance companies	116,867	0.3	118,214	0.3
Capital goods	1,470,188	3.7	1,418,653	3.9
Transportation	954,769	2.4	969,329	2.7
Other industrial	324,933	0.8	313,957	0.9
Brokerage	550,560	1.4	546,726	1.5
Technology	1,420,397	3.6	1,315,958	3.6
Real estate	171,210	0.4	189,955	0.5
Other utility	240,306	0.6	232,601	0.6
Commercial mortgage-backed securities	1,608,273	4.0	1,432,607	4.0
Other asset-backed securities	1,243,806	3.1	1,072,474	3.0
Residential mortgage-backed non-agency securities	1,197,175	3.0	1,102,310	3.1
Residential mortgage-backed agency securities	948,437	2.4	949,621	2.6
U.S. government-related securities	1,631,471	4.1	1,770,524	4.9
Other government-related securities	78,845	0.2	76,567	0.2
State, municipals, and political divisions	1,986,907	5.0	1,916,954	5.3
Securities issued by affiliates	2,783,302	7.1	593,314	1.8
Total	$39,811,133	100.0%	$36,100,412	100.0%

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $34.3 billion, or 86.1%, of our fixed maturities as “available-for-sale” as of March 31, 2016 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 7.0%, of our fixed maturities as “held-to-maturity” as of March 31, 2016 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 6.9%, of our fixed maturities and $43.0 million of short-term investments as of March 31, 2016 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of	As of
Rating	March 31, 2016	December 31, 2015
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$522,005	$542,080
AA	319,260	309,852
A	816,193	752,419
BBB	794,658	771,501
Below investment grade	282,713	288,197
Total Modco trading fixed maturities	$2,734,829	$2,664,049

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2016 (Successor Company), were approximately $5.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company):

	As of March 31, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,703.2	$1,674.9	$—	$—	$1,083.1	$1,082.2	$708.4	$732.0	$3,494.7	$3,489.1
AA	1.3	1.3	—	—	334.1	338.1	157.0	156.9	492.4	496.3
A	3.2	3.3	—	—	178.9	178.8	256.6	261.1	438.7	443.2
BBB	2.6	2.7	2.6	2.6	12.2	12.3	13.4	13.4	30.8	31.0
Below	142.8	143.9	289.9	295.7	—	—	108.4	109.0	541.1	548.6
	$1,853.1	$1,826.1	$292.5	$298.3	$1,608.3	$1,611.4	$1,243.8	$1,272.4	$4,997.7	$5,008.2

Rating %
AAA	91.9%	91.7%	—%	—%	67.1%	66.9%	56.9%	57.5%	69.9%	69.6%
AA	0.1	0.1	—	—	20.9	21.1	12.7	12.3	9.9	10.0
A	0.2	0.2	—	—	11.2	11.2	20.6	20.5	8.8	8.9
BBB	0.1	0.1	0.9	0.9	0.8	0.8	1.1	1.1	0.6	0.6
Below	7.7	7.9	99.1	99.1	—	—	8.7	8.6	10.8	10.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$952.9	$944.6	$292.5	$298.3	$862.5	$866.6	$913.7	$938.9	$3,021.6	$3,048.4
2013	160.4	158.5	—	—	203.6	204.5	92.7	94.1	456.7	457.1
2014	163.2	160.5	—	—	235.5	239.9	162.9	165.0	561.6	565.4
2015	498.6	485.8	—	—	173.5	170.1	42.1	42.1	714.2	698.0
2016	78.0	76.7	—	—	133.2	130.3	32.4	32.3	243.6	239.3
Total	$1,853.1	$1,826.1	$292.5	$298.3	$1,608.3	$1,611.4	$1,243.8	$1,272.4	$4,997.7	$5,008.2

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2015 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,585.4	$1,589.2	$—	$—	$1,002.4	$1,033.9	$595.2	$608.3	$3,183.0	$3,231.4
AA	1.4	1.4	—	—	252.5	261.0	197.1	194.5	451.0	456.9
A	3.5	3.5	—	—	164.5	165.9	153.8	159.2	321.8	328.6
BBB	2.8	2.8	2.8	2.8	13.2	13.2	13.5	13.5	32.3	32.3
Below	152.9	153.1	303.1	306.9	—	—	112.9	113.0	568.9	573.0
	$1,746.0	$1,750.0	$305.9	$309.7	$1,432.6	$1,474.0	$1,072.5	$1,088.5	$4,557.0	$4,622.2

Rating %
AAA	90.8%	90.8%	—%	—%	70.0%	70.1%	55.5%	55.9%	69.8%	69.9%
AA	0.1	0.1	—	—	17.6	17.7	18.4	17.9	9.9	9.9
A	0.2	0.2	—	—	11.5	11.3	14.3	14.6	7.1	7.1
BBB	0.2	0.2	0.9	0.9	0.9	0.9	1.3	1.2	0.7	0.7
Below	8.7	8.7	99.1	99.1	—	—	10.5	10.4	12.5	12.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2011 and prior	$894.3	$896.2	$305.9	$309.7	$480.1	$491.0	$826.4	$838.0	$2,506.7	$2,534.9
2012	74.2	75.2	—	—	369.5	381.1	136.6	138.8	580.3	595.1
2013	157.2	160.3	—	—	198.2	203.8	48.9	49.9	404.3	414.0
2014	161.6	160.6	—	—	216.6	228.3	43.1	44.3	421.3	433.2
2015	458.7	457.7	—	—	168.2	169.8	17.5	17.5	644.4	645.0
Total	$1,746.0	$1,750.0	$305.9	$309.7	$1,432.6	$1,474.0	$1,072.5	$1,088.5	$4,557.0	$4,622.2

(1) Included in Residential Mortgage-Backed securities

The majority of our RMBS holdings as of March 31, 2016 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 8.64 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2016 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	9.67
Alt-A	4.02
Sub-prime	3.43

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of March 31, 2016 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $39.8 billion, which was 4.8% below amortized cost of $41.7 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2016 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $86.3 million of principal would become due for the remainder of 2016, $906.6 million in 2017 through 2021, $240.3 million in 2022 through 2026, and $11.2 million thereafter.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $474.5 million and $449.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2016 (Successor Company), the period of February 1, 2015 to March 31, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized $6.8 million, $1.8 million, and $0.1 million, respectively, of participating mortgage loan income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2016 (Successor Company) there were $1.9 million of allowances for mortgage loan credit losses and as of December 31, 2015 (Successor Company), there were no allowances for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of March 31, 2016 (Successor Company), we estimated the fair value of our mortgage loans to be $5.7 billion (using discounted cash flows from the next call date), which was approximately 0.37% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of March 31, 2016 (Successor Company), approximately $3.5 million, or 0.01%, of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2016 (Successor Company), we did not enter into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. If we had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the three months ended March 31, 2016 (Successor Company), we did not accept or agree to accept assets in satisfaction of principal. As of March 31, 2016 (Successor Company), we did not have any mortgage loan transactions accounted for as troubled debt restructurings.

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2016 (Successor Company), $3.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2016 (Successor Company).

As of March 31, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the three months ended March 31, 2016 (Successor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2016 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,917,976	14.3%
AA	2,701,992	7.9
A	11,475,574	33.5
BBB	13,445,593	39.2
Investment grade	32,541,135	94.9
BB	1,119,007	3.3
B	298,998	0.8
CCC or lower	333,862	1.0
Below investment grade	1,751,867	5.1
Total	$34,293,002	100.0%

Not included in the table above are $2.5 billion of investment grade and $282.7 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2016 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of March 31, 2016 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
AT&T Inc	$208.5	$—	$208.5
Wells Fargo & Co.	201.5	2.2	203.7
Berkshire Hathaway Inc	200.9	—	200.9
Federal National Mortgage Association	190.9	—	190.9
JP Morgan Chase and Company	163.6	22.5	186.1
Duke Energy Corp	182.1	—	182.1
Bank of America Corp	177.4	0.7	178.1
Comcast Corp	177.5	—	177.5
General Electric	167.2	—	167.2
Goldman Sachs Group Inc	159.4	—	159.4
Total	$1,829.0	$25.4	$1,854.4

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2016 (Successor Company), we concluded that approximately $2.6 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $0.2 million of non-credit losses in other comprehensive income (loss).

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

During 2015 and 2016, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. For the three months ended March 31, 2016 (Successor Company), we concluded that certain investment securities within the energy and natural gas sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $2.6 million impairment recognized in net income.

The energy and natural gas sector securities as of March 31, 2016 (Successor Company) are presented in the following tables.

Energy and Natural Gas
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Midstream	$1,554,225	$1,830,486	$(276,261)	45.5%
Integrated	624,515	718,990	(94,475)	15.6
Distributors	695,279	752,866	(57,587)	9.5
Independent	519,631	588,675	(69,044)	11.4
Oil Field Services	512,030	600,974	(88,944)	14.7
Refining	154,211	174,195	(19,984)	3.3
Total	$4,059,891	$4,666,186	$(606,295)	100.0%

Energy and Natural Gas
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Distributors	$367,610	$382,859	$(15,249)	2.5%
	Independent	86,053	86,623	(570)	0.1
	Integrated	196,573	222,719	(26,146)	4.3
	Midstream	159,525	183,211	(23,686)	3.9
	Oil Field Services	126,977	136,673	(9,696)	1.6

BBB	Distributors	306,360	342,867	(36,507)	6.0
	Independent	379,970	447,262	(67,292)	11.1
	Integrated	310,475	362,047	(51,572)	8.5
	Midstream	1,260,445	1,480,152	(219,707)	36.2
	Oil Field Services	188,742	202,863	(14,121)	2.4
	Refining	144,539	163,807	(19,268)	3.2
Total investment grade		3,527,269	4,011,083	(483,814)	79.8

Below investment grade	Distributors	21,309	27,140	(5,831)	1.0
	Independent	53,608	54,790	(1,182)	0.2
	Integrated	117,467	134,224	(16,757)	2.8
	Midstream	134,255	167,123	(32,868)	5.4
	Oil Field Services	196,311	261,438	(65,127)	10.7
	Refining	9,672	10,388	(716)	0.1
Total below investment grade		532,622	655,103	(122,481)	20.2
Total energy and natural gas		$4,059,891	$4,666,186	$(606,295)	100.0%

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

The basic industrial sector securities as of March 31, 2016 (Successor Company) are presented in the following tables:

Basic Industrial
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Chemicals	$729,062	$794,825	$(65,763)	40.0%
Metals and Mining	697,079	787,845	(90,766)	55.3
Paper	141,484	149,124	(7,640)	4.7
Total	$1,567,625	$1,731,794	$(164,169)	100.0%

Basic Industrial
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Chemicals	$303,698	$324,170	$(20,472)	12.4%
	Metals and Mining	212,384	233,968	(21,584)	13.2

BBB	Chemicals	424,233	468,508	(44,275)	27.0
	Metals and Mining	206,389	232,121	(25,732)	15.7
	Paper	141,484	149,124	(7,640)	4.7
Total investment grade		1,288,188	1,407,891	(119,703)	73.0

Below investment grade	Chemicals	1,131	2,147	(1,016)	0.5
	Metals and Mining	278,306	321,756	(43,450)	26.5
Total below investment grade		279,437	323,903	(44,466)	27.0
Total basic industrial		$1,567,625	$1,731,794	$(164,169)	100.0%

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2016 (Successor Company). As March 31, 2016 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$489.6	$881.2	$1,370.8
Netherlands	163.6	214.1	377.7
France	106.5	216.9	323.4
Switzerland	164.1	159.3	323.4
Spain	22.9	225.5	248.4
Germany	153.7	80.7	234.4
Belgium	—	168.9	168.9
Sweden	130.5	32.5	163.0
Italy	41.8	95.0	136.8
Norway	—	91.9	91.9
Ireland	11.0	57.4	68.4
Luxembourg	—	52.6	52.6
Total securities	1,283.7	2,276.0	3,559.7
Derivatives:
Germany	55.0	—	55.0
United Kingdom	32.0	—	32.0
Switzerland	17.3	—	17.3
France	4.5	—	4.5
Total derivatives	108.8	—	108.8
Total securities	$1,392.5	$2,276.0	$3,668.5

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturity gains - sales	$8,911	$1,507	$6,920
Fixed maturity losses - sales	(3,209)	(1,134)	(29)
Equity gains - sales	118	—	—
Equity losses - sales	(284)	—	—
Impairments on corporate securities	(2,617)	—	(481)
Modco trading portfolio	78,154	(33,160)	73,062
Other	(1,981)	(2,269)	1,200
Total realized gains (losses) - investments	$79,092	$(35,056)	$80,672
Derivatives related to VA contracts:
Interest rate futures - VA	$37,801	$(48)	$1,413
Equity futures - VA	(3,228)	(32,469)	9,221
Currency futures - VA	(6,158)	6,137	7,778
Equity options - VA	16,304	(21,774)	3,047
Interest rate swaptions - VA	(2,234)	(11,328)	9,268
Interest rate swaps - VA	125,593	(54,791)	122,710
Embedded derivative - GMWB	(66,676)	35,870	(68,503)
Funds withheld derivative	(7,798)	38,236	(9,073)
Total derivatives related to VA contracts	93,604	(40,167)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(2,162)	(2,583)	1,769
Equity futures - FIA	1,382	184	(184)
Volatility futures - FIA	—	4	—
Equity options - FIA	(5,562)	4,375	(2,617)
Total derivatives related to FIA contracts	(6,342)	1,980	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(738)	257	(486)
Equity futures - IUL	(219)	14	3
Equity options - IUL	(27)	140	(115)
Total derivatives related to IUL contracts	(984)	411	(598)
Embedded derivative - Modco reinsurance treaties	(58,355)	32,191	(68,026)
Derivatives with PLC (1)	4,030	565	15,863
Other derivatives	(45)	72	(37)
Total realized gains (losses) - derivatives	$31,908	$(4,948)	$22,031

(1) These derivatives include the interest support agreement, two early renewable term ("YRT") premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2016 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2016 (Successor Company) we concluded that approximately $2.6 million of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $0.2 million of non-credit losses was recorded in other comprehensive income (loss). For the period of February 1, 2015 to March 31, 2015 (Successor Company), we did not recognize any pre-tax other-than-temporary impairments.

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

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Millions)		(Dollars In Millions)
Alt-A MBS	$—	$—	$0.3
Other MBS	—	—	0.2
Corporate securities	2.6	—	—
Other	—	—	—
Total	$2.6	$—	$0.5

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2016 (Successor Company) we sold securities in an unrealized loss position with a fair value of $53.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the three months ended March 31, 2016 (Successor Company):

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$49,782	92.7%	$(2,642)	75.6%
>90 days but <= 180 days	1,422	2.6	(339)	9.7
>180 days but <= 270 days	1,180	2.2	(271)	7.7
>270 days but <= 1 year	1,299	2.5	(240)	7.0
>1 year	4	—	(1)	—
Total	$53,687	100.0%	$(3,493)	100.0%

     For the three months ended March 31, 2016 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $53.7 million. The loss realized on the sale of these securities was $3.5 million for the three months ended March 31, 2016 (Successor Company). We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three months ended March 31, 2016 (Successor Company), we sold securities in an unrealized gain position with a fair value of $306.2 million. The gain realized on the sale of these securities was $9.0 million.

The $2.0 million of other realized losses recognized for the three months ended March 31, 2016 (Successor Company), consisted of realized gains related to mortgage loans of $0.3 million, an increase in mortgage loan reserves of $1.9 million, partnership losses of $0.1 million, and real estate realized losses of $0.3 million.

For the three months ended March 31, 2016 (Successor Company) net gains of $78.2 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $8.0 million of losses were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $58.4 million during the three months ended March 31, 2016 (Successor Company). The losses during the three months ended March 31, 2016 (Successor Company) were due to lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2016 (Successor Company) we experienced net realized gains on derivatives related to VA contracts of approximately $93.6 million. These net gains on derivatives related to VA contracts in addition to capital market impacts were affected by changes in the lowering of assumed lapses used to value the GMWB embedded derivatives.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized loss of $7.8 million for the three months ended March 31, 2016 (Successor Company).

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized losses of $0.1 million related to the interest support agreement and gains of $0.2 million related to the YRT premium support agreements for the three months ended March 31, 2016 (Successor Company). We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized pre-tax gains of $3.9 million for the three months ended March 31, 2016 (Successor Company).

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial losses for the three months ended March 31, 2016 (Successor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2016 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.1 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2016 (Successor Company), and an overall net unrealized loss of $2.9 billion as of December 31, 2015 (Successor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2016 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$7,482,601	29.7%	$8,117,829	29.7%	$(635,228)	30.1%
>90 days but <= 180 days	627,918	2.5	656,738	2.4	(28,820)	1.4
>180 days but <= 270 days	1,650,158	6.5	1,806,635	6.6	(156,477)	7.4
>270 days but <= 1 year	1,955,218	7.8	2,151,583	7.9	(196,365)	9.3
>1 year but <= 2 years	13,482,787	53.5	14,576,096	53.4	(1,093,309)	51.8
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$25,198,682	100.0%	$27,308,881	100.0%	$(2,110,199)	100.0%

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

As of March 31, 2016 (Successor Company), the Barclays Investment Grade Index was priced at 157.9 bps versus a 10 year average of 173.6 bps. Similarly, the Barclays High Yield Index was priced at 699.5 bps versus a 10 year average of 634.6 bps. As of March 31, 2016 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.206%, 1.770%, and 2.612%, as compared to 10 year averages of 2.189%, 3.041%, and 3.828%, respectively.

As of March 31, 2016 (Successor Company), 87.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2016 (Successor Company), there were estimated gross unrealized losses of $6.1 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2016 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2016 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,684,098	10.7%	$2,797,280	10.2%	$(113,182)	5.4%
Other finance	349,304	1.4	357,927	1.3	(8,623)	0.4
Electric utility	3,157,787	12.5	3,440,691	12.6	(282,904)	13.4
Energy and natural gas	3,625,303	14.4	4,239,313	15.5	(614,010)	29.1
Insurance	2,703,758	10.7	2,956,828	10.8	(253,070)	12.0
Communications	1,110,383	4.4	1,241,699	4.5	(131,316)	6.2
Basic industrial	1,349,849	5.4	1,520,729	5.6	(170,880)	8.1
Consumer noncyclical	1,849,128	7.3	1,964,922	7.2	(115,794)	5.5
Consumer cyclical	1,172,993	4.7	1,237,845	4.5	(64,852)	3.1
Finance companies	93,525	0.4	98,559	0.4	(5,034)	0.2
Capital goods	944,723	3.7	999,247	3.7	(54,524)	2.6
Transportation	698,025	2.8	754,486	2.8	(56,461)	2.7
Other industrial	222,113	0.9	238,064	0.9	(15,951)	0.8
Brokerage	378,929	1.5	407,041	1.5	(28,112)	1.3
Technology	811,169	3.1	867,645	3.2	(56,476)	2.7
Real estate	70,939	0.5	72,127	0.3	(1,188)	0.1
Other utility	168,954	0.7	181,676	0.7	(12,722)	0.6
Commercial mortgage-backed securities	835,710	3.3	847,799	3.1	(12,089)	0.6
Other asset-backed securities	769,340	3.1	798,743	2.9	(29,403)	1.4
Residential mortgage-backed non-agency securities	345,184	1.4	354,145	1.3	(8,961)	0.4
Residential mortgage-backed agency securities	155,671	0.6	156,742	0.6	(1,071)	0.1
U.S. government-related securities	193,132	0.8	195,368	0.7	(2,236)	0.1
Other government-related securities	14,231	0.1	14,302	0.1	(71)	—
States, municipals, and political divisions	1,494,434	5.6	1,565,703	5.6	(71,269)	3.2
Total	$25,198,682	100.0%	$27,308,881	100.0%	$(2,110,199)	100.0%

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

The range of maturity dates for securities in an unrealized loss position as of March 31, 2016 (Successor Company) varies, with 17.5% maturing in less than 5 years, 16.5% maturing between 5 and 10 years, and 66.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2016 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$12,045,074	47.8%	$12,723,904	46.6%	$(678,830)	32.2%
BBB	11,523,111	45.7	12,696,919	46.5	(1,173,808)	55.6
Investment grade	23,568,185	93.5%	25,420,823	93.1%	(1,852,638)	87.8%
BB	1,085,516	4.3	1,221,265	4.5	(135,749)	6.4
B	286,411	1.1	382,130	1.4	(95,719)	4.5
CCC or lower	258,570	1.1	284,663	1.0	(26,093)	1.3
Below investment grade	1,630,497	6.5%	1,888,058	6.9%	(257,561)	12.2%
Total	$25,198,682	100.0%	$27,308,881	100.0%	$(2,110,199)	100.0%

As of March 31, 2016 (Successor Company), we held a total of 2,108 positions that were in an unrealized loss position. Included in that amount were 214 positions of below investment grade securities with a fair value of $1.6 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $257.6 million, $40.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.3% of invested assets.

As of March 31, 2016 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 6.5% of the total fair value and 12.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2016 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$490,777	30.1%	$554,039	29.3%	$(63,262)	24.5%
>90 days but <= 180 days	158,906	9.7	172,980	9.2	(14,074)	5.5
>180 days but <= 270 days	494,015	30.3	592,632	31.4	(98,617)	38.3
>270 days but <= 1 year	245,500	15.1	286,978	15.2	(41,478)	16.1
>1 year but <= 2 years	241,299	14.8	281,429	14.9	(40,130)	15.6
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,630,497	100.0%	$1,888,058	100.0%	$(257,561)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $728.1 million and the repurchase obligation of $660.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 40 basis points). During the three months ended March 31, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $470.1 million (at an average borrowing rate of 40 basis points) during the three months ended March 31, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

On February 2, 2015, we and PLC amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2016 (Successor Company). PLC had an outstanding balance of $480.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2016 (Successor Company).

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

We held $65.7 million of FHLB common stock as of March 31, 2016 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2016 (Successor Company), we had $722.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2016 (Successor Company), we reported approximately $530.4 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of March 31, 2016 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 14, Fair Value of Financial Instruments, of the consolidated financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2016 (Successor Company), to fund mortgage loans in the amount of $766.9 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2016 (Successor Company), we held cash and short-term investments of approximately $596.0 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company		Predecessor Company
	For The Three Months Ended March 31, 2016	February 1, 2015 to March 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Net cash provided by operating activities	$50,189	$103,266	$148,060
Net cash (used in) provided by investing activities	(2,447,156)	(460,262)	33,475
Net cash provided by (used in) financing activities	2,416,954	326,718	(70,918)
Total	$19,987	$(30,278)	$110,617

For The Three Months Ended March 31, 2016 (Successor Company)

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

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio and the purchase of $2.2 billion of held-to-maturity securities issued by affiliates in conjunction with the GLAIC reinsurance transaction. See Note 3, Reinsurance Transaction and Note 9, Debt and Other Obligations for additional information on the transaction.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $221.8 million of inflows from repurchase program borrowings for the three months ended March 31, 2016 (Successor Company) and $144.1 million of inflows of investment product and universal life net activity for the three months ended March 31, 2016 (Successor Company). Net issuance of non-recourse funding obligations was $2.2 billion during the three months ended March 31, 2016 (Successor Company), which occurred in conjunction with the GLAIC reinsurance transaction. See Note 3, Reinsurance Transaction and Note 9, Debt and Other Obligations for additional information on the transaction.

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

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

 Statutory Capital

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

On January 15, 2016, we closed the reinsurance transaction with GLAIC. We currently estimate that the total capital investment was approximately $589 million, instead of $661 million, as previously estimated and disclosed. The estimated total capital investment decreased primarily due to lower initial risk-based capital than previously estimated and our ability to utilize certain tax benefits sooner than expected.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For three months ended March 31, 2016 (Successor Company), we ceded premiums to third party reinsurers amounting to $314.9 million. In addition, we had receivables from reinsurers amounting to $5.3 billion as of March 31, 2016 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

As of March 31, 2016 (Successor Company), we had policy liabilities and accruals of approximately $31.0 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.

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

As of March 31, 2016 (Successor Company), we carried a $9.0 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,297,178	$222,848	$526,760	$643,162	$3,904,408
Stable value products(2)	2,177,670	634,182	1,024,077	462,064	57,347
Operating leases(3)	31,573	4,382	7,692	7,249	12,250
Home office lease(4)	78,947	1,440	77,507	—	—
Mortgage loan and investment commitments	1,078,660	1,029,643	49,017	—	—
Repurchase program borrowings(5)	660,007	660,007	—	—	—
Policyholder obligations(6)	41,811,797	1,676,292	3,488,064	3,482,997	33,164,444
Total	$51,135,832	$4,228,794	$5,173,117	$4,595,472	$37,138,449

(1)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.8 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $3.1 billion relates to the Golden Gate transaction that occurred in Q1 2016. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 14, Fair Value of Financial Instruments.

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

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity, fixed indexed annuity, and indexed universal life contracts:

•Foreign Currency Futures
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit Derivatives
•Interest Rate Swaps
•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Funds Withheld Agreement
•Total Return Swaps

Other Derivatives

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, YRT premium support arrangements, and portfolio maintenance agreements with PLC.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2016 (Successor Company), we had outstanding mortgage loan commitments of $766.9 million at an average rate of 4.3%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2016 (Successor Company) and December 31, 2015 (Successor Company):

Credited Rate Summary
As of March 31, 2016 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$198	$1,054	$2,011	$3,263
>3% - 4%	4,054	1,190	12	5,256
>4% - 5%	1,969	14	—	1,983
>5% - 6%	214	—	—	214
Subtotal	6,435	2,258	2,023	10,716
Fixed Annuities
1%	$665	$164	$132	$961
>1% - 2%	564	491	121	1,176
>2% - 3%	2,103	177	11	2,291
>3% - 4%	277	—	—	277
>4% - 5%	285	—	—	285
>5% - 6%	3	—	—	3
Subtotal	3,897	832	264	4,993
Total	$10,332	$3,090	$2,287	$15,709

Percentage of Total	66%	20%	14%	100%

Credited Rate Summary
As of December 31, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part II, Item 1A, Risk Factors, of this report for market risk disclosures.

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

As described in Note 3 to the consolidated condensed financial statements set forth in this periodic report on Form 10-Q, the Company entered into a reinsurance transaction with Genworth Life and Annuity Insurance Company effective January 1, 2016. The Company performed due diligence on this transaction prior to the effective date and developed a reasonable level of assurance that the disclosure controls and procedures for the related administrative systems and processes were effective.

(b)                             Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company), which could materially affect the Company’s business, financial condition, or future results of operations.

The Company is exposed to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, or earthquake, disease, epidemic, pandemic, malicious act, cyber-attack, terrorist act, or the occurrence of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. In addition, such events could adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The Company’s risk management efforts and other precautionary plans and activities may not adequately predict the impact on the Company from such events.

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

The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and relies, in certain instances, on third parties to make or assist in making such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. The systems and procedures that the Company develops, and the Company's reliance upon third parties, could result in errors in the calculations that impact our financial statements or affect our financial condition.

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

The Company’s acquisitions of companies and coinsurance of blocks of insurance business have increased its earnings. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. If our competitors have access to capital on more favorable terms or at a lower cost, our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will be able to realize any projected operating efficiencies or realize the anticipated financial results from such transactions.

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

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse effects of domestic and/or international credit and/or equity market and/or interest rate levels, foreign exchange risks, or volatility on its fixed indexed annuity and variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company’s expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and results of operations.

The Company could be adversely affected by an inability to access FHLB lending.

The Company is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency (“FHFA”) has released advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would enable insurers to access FHLB funding on similar collateral terms as federally insured depository institutions. While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced and adopted in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted a principles-based reserving methodology for life insurance and annuity reserves, but additional formulas relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, require the approval of state legislatures. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

Laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments.

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in approximately 20 states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration's Death Master File or similar databases (a "Death Database"), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group is developing a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in numerous states.

The Uniform Laws Commission is also revising the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. In April 2016, the State of Florida amended its unclaimed property laws to require insurers to compare life insurance policies, annuity contracts, and retained asset accounts that were in force at any time on or after January 1, 1992 against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The Florida law, or the enactment of similar unclaimed property laws in other jurisdictions, may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company's financial condition and results of operations.

A number of state treasury departments and administrators of unclaimed property have audited life insurance companies for compliance with unclaimed property laws. The focus of the audits has been to determine whether there have been maturities of policies or contracts, or policies that have exceeded limiting age with respect to which death benefits or other payments under the policies should be treated as unclaimed property that should be escheated to the state. In addition, the audits have sought to identify unreported deaths of insureds. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. A number of life insurers, however, have entered into resolution agreements with state treasury departments and administrators of unclaimed property under which the life insurers agreed to procedures for comparing their previously issued life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, escheating the benefits and interest, in some cases at a negotiated rate, to the state if the beneficiary could not be found, and paying penalties to the state, if required. The amounts publicly reported to have been paid to beneficiaries and/or escheated to the states have been substantial.

The NAIC has established an Investigations of Life/Annuity Claims Settlement Practices (D) Task Force to coordinate targeted multi-state examinations of life insurance companies on claims settlement practices. The state insurance regulators on the Task Force have initiated targeted multi-state examinations of life insurance companies with respect to the companies’ claims paying practices and use of a Death Database to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement systems and procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, escheating the benefits and interest to the state if the beneficiary could not be found, and paying penalties to the state, if required. It has been publicly reported that the life insurers have paid substantial administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements.

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multistate examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company. Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non- bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve as a SIFI. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so- called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted multiple rounds of SIFI designation consideration. However, this process is still new, and the FSOC continues to make changes to its process for designating a company as a SIFI. The FSOC has made its initial SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. Because the process is in its initial stages, the Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SIIs,” or global systemically-important insurers. The insurers designated as G-SIIs to date represent organizations larger than the Company, but the possibility remains that the Company could be so designated. As with the designation of SIFI’s, it is unclear at this time how additional capital, use of non-traditional non-insurance products, and other requirements affect the insurance and financial industries.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and recently issued a rule amending regulations under the Home Mortgage Disclosure Act that will require the Company to, among other things, collect and disclose extensive data related to its lending practices. It is unclear at this time the extent to which the Company’s activities or products will be impacted by this rule or other rules promulgated by the CFPB, or how burdensome compliance will become. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries.

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

Regulations issued by the Department of Labor on April 6, 2016, expanding the definition of “investment advice fiduciary” under ERISA and creating and revising several prohibited transaction exemptions for investment activities in light of that expanded definition, may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operation.

Broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRAs”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. In general, the prohibited transaction provisions of ERISA and the Code restrict the receipt of compensation from third parties in connection with the provision of investment advice to ERISA plans and participants and IRAs.

On April 6, 2016, the Department of Labor issued new regulations expanding the definition of “investment advice fiduciary” under ERISA. These new regulations increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or IRAs. The Department of Labor also issued amendments to long standing exemptions from the provisions of ERISA and the Code that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

Although it is expected that that the Department of Labor may provide additional interpretive guidance with respect to these new regulations, it appears that sales of certain of our products may be materially and adversely affected and our current distributors may limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company may incur significant expenses in connection with initial and ongoing compliance obligations with respect to such rules. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings on most life insurance and annuity product are deferred during their accumulation period . This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products, or to establish the tax-deferred status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, future legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

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

Item 6.                     Exhibits

Exhibit
Number	Document
3(a)*
2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

3(b)*
2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

12	Consolidated Earnings Ratio.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended March 31, 2016, filed on May 11, 2016, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by Reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 11, 2016	By:	/s/ Steven G. Walker
Steven G. Walker
Executive Vice President,
Chief Financial Officer and Controller