Form 10-Q
period 2016-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2016-08-10
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 29, 2016:  5,000,000

1

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2016

		Page
	PART I

Item 1.	Financial Statements (unaudited):
	Consolidated Condensed Statements of Income (Loss) For The Three and Six Months Ended June 30, 2016 (Successor Company), For The Three Months Ended June 30, 2015 (Successor Company), the Period of February 1, 2015 to June 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	2
	Consolidated Condensed Statements of Comprehensive Income (Loss) For The Three and Six Months Ended June 30, 2016 (Successor Company), For The Three Months Ended June 30, 2015 (Successor Company), the Period of February 1, 2015 to June 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	3
	Consolidated Condensed Balance Sheets as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company)	4
	Consolidated Condensed Statements of Shareowner’s Equity For The Six Months Ended June 30, 2016 (Successor Company)	6
	Consolidated Condensed Statements of Cash Flows For The Six Months Ended June 30, 2016 (Successor Company), the Period of February 1, 2015 to June 30, 2015 (Successor Company), and the Period of January 1, 2015 to January 31, 2015 (Predecessor Company)	7
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	121
Item 4.	Controls and Procedures	122

	PART II

Item 1A.	Risk Factors	122
Item 6.	Exhibits	130
	Signature	131

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Revenues
Premiums and policy fees	$853,351	$828,058	$1,701,720	$1,334,444	$260,582
Reinsurance ceded	(340,594)	(351,196)	(655,468)	(498,009)	(91,632)
Net of reinsurance ceded	512,757	476,862	1,046,252	836,435	168,950
Net investment income	458,783	408,147	907,012	680,358	164,605
Realized investment gains (losses):
Derivative financial instruments	43,548	10,566	75,456	5,618	22,031
All other investments	88,783	(102,347)	170,492	(137,403)	81,153
Other-than-temporary impairment losses	(5,527)	(13,395)	(8,296)	(13,395)	(636)
Portion recognized in other comprehensive income (before taxes)	4,560	7,661	4,712	7,661	155
Net impairment losses recognized in earnings	(967)	(5,734)	(3,584)	(5,734)	(481)
Other income	71,938	75,459	139,116	124,640	23,388
Total revenues	1,174,842	862,953	2,334,744	1,503,914	459,646
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and six months 2016 Successor - $274,911 and $574,179); (2015 Successor - $303,055 and $419,941); (2015 Predecessor - $87,830)	712,647	693,392	1,425,668	1,178,816	266,575
Amortization of deferred policy acquisition costs and value of business acquired	21,064	40,348	52,105	68,384	4,817
Other operating expenses, net of reinsurance ceded: (three and six months 2016 Successor - $51,664 and $100,890); (2015 Successor - $51,146 and $86,839); (2015 Predecessor - $17,700)	180,551	164,780	361,412	267,745	55,407
Total benefits and expenses	914,262	898,520	1,839,185	1,514,945	326,799
Income (loss) before income tax	260,580	(35,567)	495,559	(11,031)	132,847
Income tax expense (benefit)	87,787	(9,991)	164,149	(1,875)	44,325
Net income (loss)	$172,793	$(25,576)	$331,410	$(9,156)	$88,522

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Net income (loss)	$172,793	$(25,576)	$331,410	$(9,156)	$88,522
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and six months 2016 Successor - $312,512 and $547,797); (2015 Successor - $(324,134) and $(481,511)); (2015 Predecessor - $259,616)	580,379	(601,964)	1,017,335	(894,238)	482,143
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and six months 2016 Successor - $(5,588) and $(6,610)); (2015 Successor - $834 and $703); (2015 Predecessor - $(2,244))	(10,377)	1,550	(12,274)	1,308	(4,166)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and six months 2016 Successor - $(1,543) and $(1,384)); (2015 Successor - $(2,458) and $(2,458)); (2015 Predecessor - $(131))	(2,866)	(4,566)	(2,572)	(4,566)	(243)
Change in accumulated (loss) gain - derivatives, net of income tax: (2015 Successor - $12 and $0); (2015 Predecessor - $5)	—	23	—	—	9
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2015 Successor - $(31) and $0); (2015 Predecessor - $13)	—	(59)	—	—	23
Total other comprehensive income (loss)	567,136	(605,016)	1,002,489	(897,496)	477,766
Total comprehensive income (loss)	$739,929	$(630,592)	$1,333,899	$(906,652)	$566,288

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	Successor Company
	As of June 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2016 - $39,286,199; 2015 - $38,389,859)	$38,675,207	$35,507,098
Fixed maturities, at amortized cost (fair value: Successor 2016 - $2,853,788; 2015 - $515,000)	2,779,280	593,314
Equity securities, at fair value (cost: Successor - $681,496; 2015 - $693,147)	702,796	699,925
Mortgage loans (related to securitizations: Successor 2016 - $305,373; 2015 - $359,181)	5,748,675	5,662,812
Investment real estate, net of accumulated depreciation (Successor 2016 - $173; 2015 - $133)	7,028	11,118
Policy loans	1,670,218	1,699,508
Other long-term investments	933,646	594,036
Short-term investments	244,363	263,837
Total investments	50,761,213	45,031,648
Cash	295,143	212,358
Accrued investment income	478,505	472,694
Accounts and premiums receivable	284,443	54,054
Reinsurance receivables	5,206,522	5,307,556
Deferred policy acquisition costs and value of business acquired	1,895,166	1,562,373
Goodwill	732,443	732,443
Other intangibles, net of accumulated amortization (Successor 2016 - $58,524; 2015 - $37,869)	624,475	645,131
Property and equipment, net of accumulated depreciation (Successor 2016 - $12,288; 2015 - $7,908)	102,397	101,600
Other assets	267,089	255,283
Income tax receivable	3,951	—
Assets related to separate accounts
Variable annuity	12,891,214	12,829,188
Variable universal life	831,818	827,610
Total assets	$74,374,379	$68,031,938

 See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
(Unaudited)

	Successor Company
	As of June 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,590,080	$29,703,190
Unearned premiums	665,923	651,205
Total policy liabilities and accruals	31,256,003	30,354,395
Stable value product account balances	2,838,674	2,131,822
Annuity account balances	10,678,701	10,719,862
Other policyholders’ funds	1,354,970	1,069,572
Other liabilities	2,011,854	1,230,500
Income tax payable	—	76,584
Deferred income taxes	1,980,260	1,215,180
Non-recourse funding obligations	2,981,271	1,951,563
Repurchase program borrowings	160,000	438,185
Liabilities related to separate accounts
Variable annuity	12,891,214	12,829,188
Variable universal life	831,818	827,610
Total liabilities	66,984,765	62,844,461
Commitments and contingencies - Note 13
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2016 and 2015 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,422,407	6,274,169
Retained earnings	206,107	154,697
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2016 - $(129,735); 2015 - $(670,922))	(240,937)	(1,245,998)
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2016 - $(1,596); 2015 - $(212))	(2,965)	(393)
Total shareowner’s equity	7,389,614	5,187,477
Total liabilities and shareowner’s equity	$74,374,379	$68,031,938

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
Successor Company
	(Dollars In Thousands)
Balance, December 31, 2015	$2	$5,000	$6,274,169	$154,697	$(1,246,391)	$5,187,477
Net income for the six months ended June 30, 2016				331,410		331,410
Other comprehensive income					1,002,489	1,002,489
Comprehensive income for the six months ended June 30, 2016						1,333,899
Capital contribution			1,148,238			1,148,238
Dividends paid to the parent company				(280,000)		(280,000)
Balance, June 30, 2016	$2	$5,000	$7,422,407	$206,107	$(243,902)	$7,389,614

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company		Predecessor Company
	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$331,410	$(9,156)	$88,522
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(242,364)	137,519	(102,703)
Amortization of deferred policy acquisition costs and value of business acquired	52,105	68,384	4,817
Capitalization of deferred policy acquisition costs	(163,578)	(132,103)	(22,799)
Depreciation and amortization expense	24,361	20,754	796
Deferred income tax	225,255	(62,353)	91,709
Accrued income tax	(80,535)	146,576	(48,469)
Interest credited to universal life and investment products	365,702	422,093	79,088
Policy fees assessed on universal life and investment products	(633,366)	(491,769)	(90,288)
Change in reinsurance receivables	101,034	138,282	(98,148)
Change in accrued investment income and other receivables	(63,753)	(8,398)	(1,285)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(187,989)	(158,210)	176,119
Trading securities:
Maturities and principal reductions of investments	54,710	40,104	17,946
Sale of investments	299,517	78,302	26,422
Cost of investments acquired	(331,920)	(135,770)	(27,289)
Other net change in trading securities	31,036	83,770	(26,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	195,147	170,248	3,420
Change in other liabilities	301,898	9,179	211,031
Other, net	(8,653)	(25,256)	(133,928)
Net cash provided by operating activities	$270,017	$292,196	$148,060

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Successor Company		Predecessor Company
	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$630,055	$202,190	$59,028
Sale of investments, available-for-sale	1,209,832	2,057,339	200,716
Cost of investments acquired, available-for-sale	(2,746,767)	(2,584,927)	(150,030)
Change in investments, held-to-maturity	(2,188,000)	(35,000)	—
Mortgage loans:
New lendings	(575,386)	(637,908)	(100,530)
Repayments	457,181	510,580	45,741
Change in investment real estate, net	3,883	52	7
Change in policy loans, net	29,290	32,008	6,365
Change in other long-term investments, net	(66,928)	(154,647)	(25,372)
Change in short-term investments, net	(4,060)	33,933	(39,312)
Net unsettled security transactions	112,433	(46,266)	37,510
Purchase of property and equipment	(4,502)	(2,444)	(648)
Amounts received from reinsurance transaction	325,800	—	—
Net cash (used in) provided by investing activities	$(2,817,169)	$(625,090)	$33,475
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	2,176,700	35,000	—
Repurchase program borrowings	(278,185)	552,213	—
Dividends/Return of capital to parent company	(280,000)	(230,000)	—
Investment product deposits and change in universal life deposits	2,219,455	1,222,581	169,233
Investment product withdrawals	(1,208,033)	(1,225,576)	(240,147)
Other financing activities, net	—	350	(4)
Net cash provided by (used in) financing activities	$2,629,937	$354,568	$(70,918)
Change in cash	82,785	21,674	110,617
Cash at beginning of period	212,358	378,903	268,286
Cash at end of period	$295,143	$400,577	$378,903

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2016 (Successor Company), are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016 (Successor Company). The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Successor Company). There were no significant changes to the Company's accounting policies during the six months ended June 30, 2016 (Successor Company).

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

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new impairment model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance its estimate of the contractual cash flows not expected to be collected. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2019. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption, and assessing the impact this standard will have on its operations and financial results.

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

The Merger was accounted for under the acquisition method of accounting under ASC Topic 805. In accordance with ASC Topic 805-20-30, all identifiable assets acquired and liabilities assumed were measured at fair value as of the acquisition date. On the date of the Merger, goodwill of $735.7 million represented the cost in excess of the fair value of PLC’s net assets acquired (including identifiable intangibles) in the Merger, and reflected the Company’s assembled workforce, future growth potential and other sources of value not associated with identifiable assets. During the measurement period subsequent to February 1, 2015, the Company made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. The balance of goodwill associated with the Merger as of December 31, 2015 (Successor Company) and June 30, 2016 (Successor Company) was $732.4 million. None of the goodwill is tax deductible.

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

Summarized financial information for the Closed Block as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company) is as follows:

	Successor Company
	As of June 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,939,342	$6,010,520
Policyholder dividend obligation	232,422	—
Other liabilities	13,268	24,539
Total closed block liabilities	6,185,032	6,035,059
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,677,305	$4,426,090
Mortgage loans on real estate	245,997	247,162
Policy loans	726,563	746,102
Cash	—	34,420
Other assets	148,763	162,640
Total closed block assets	5,798,628	5,616,414
Excess of reported closed block liabilities over closed block assets	386,404	418,645
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation of $(9,488) (Successor) and $(179,360) (Successor)	—	(18,597)
Future earnings to be recognized from closed block assets and closed block liabilities	$386,404	$400,048

Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company		Predecessor Company
	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$323,432	$366,745
Applicable to net revenue (losses)	(28,921)	(15,096)	(1,369)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation; includes deferred tax benefits of $5,109 (Successor); $89,618 (2015 - Successor); $47,277 (2015 - Predecessor)	261,343	(256,053)	135,077
Policyholder dividend obligation, end of period	$232,422	$52,283	$500,453

Closed Block revenues and expenses were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Revenues
Premiums and other income	$47,320	$49,998	$91,239	$81,669	$15,065
Net investment income	52,008	54,833	102,875	87,681	19,107
Net investment gains	450	2,216	637	2,850	568
Total revenues	99,778	107,047	194,751	172,200	34,740
Benefits and other deductions
Benefits and settlement expenses	92,029	98,975	172,084	154,746	31,152
Other operating expenses	653	263	1,677	474	—
Total benefits and other deductions	92,682	99,238	173,761	155,220	31,152
Net revenues before income taxes	7,096	7,809	20,990	16,980	3,588
Income tax expense	2,484	2,733	7,346	5,943	1,256
Net revenues	$4,612	$5,076	$13,644	$11,037	$2,332

6.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturities	$16,730	$3,329	$22,432	$3,702	$6,891
Equity securities	202	21	36	21	—
Impairments on corporate securities	(964)	(5,734)	(3,581)	(5,734)	(481)
Modco trading portfolio	76,201	(108,741)	154,355	(141,901)	73,062
Other investments	(4,353)	3,044	(6,334)	775	1,200
Total realized gains (losses) - investments	$87,816	$(108,081)	$166,908	$(143,137)	$80,672

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Gross realized gains	$18,752	$5,425	$27,781	$6,932	$6,920
Gross realized losses	$(2,784)	$(7,809)	$(8,894)	$(8,943)	$(469)
Impairments losses included in gross realized losses	$(964)	$(5,734)	$(3,581)	$(5,734)	$—

The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$513,544	$430,058	$819,775	$712,938	$172,551
Gains realized	$18,752	$5,425	$27,781	$6,932	$6,920

Securities in an unrealized loss position(1):
Fair value (proceeds)	$6,895	$28,644	$60,582	$49,326	$435
Losses realized(2)	$(1,820)	$(2,075)	$(5,313)	$(3,209)	$(29)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.
(2) The losses realized for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), were immaterial to the Company.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
Successor Company
As of June 30, 2016
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,891,316	$49,750	$(9,253)	$1,931,813	$(1)
Commercial mortgage-backed securities	1,552,028	29,870	(3,726)	1,578,172	—
Other asset-backed securities	1,151,430	5,267	(36,055)	1,120,642	—
U.S. government-related securities	1,350,769	21,232	(205)	1,371,796	—
Other government-related securities	18,348	332	—	18,680	—
States, municipals, and political subdivisions	1,727,664	31,429	(21,594)	1,737,499	—
Corporate securities	28,740,691	373,820	(1,051,924)	28,062,587	(4,560)
Preferred stock	64,362	1,732	(1,667)	64,427	—
	36,496,608	513,432	(1,124,424)	35,885,616	(4,561)
Equity securities	673,448	26,392	(5,092)	694,748	—
Short-term investments	206,157	—	—	206,157	—
	$37,376,213	$539,824	$(1,129,516)	$36,786,521	$(4,561)

As of December 31, 2015
Fixed maturities:
Residential mortgage-backed securities	$1,773,099	$9,286	$(17,112)	$1,765,273	$—
Commercial mortgage-backed securities	1,327,288	428	(41,852)	1,285,864	—
Other asset-backed securities	813,056	2,758	(18,763)	797,051	—
U.S. government-related securities	1,566,260	449	(34,532)	1,532,177	—
Other government-related securities	18,483	—	(743)	17,740	—
States, municipals, and political subdivisions	1,729,732	682	(126,814)	1,603,600	—
Corporate securities	28,433,530	26,147	(2,681,020)	25,778,657	(605)
Preferred stock	64,362	192	(1,867)	62,687	—
	35,725,810	39,942	(2,922,703)	32,843,049	(605)
Equity securities	684,888	13,255	(6,477)	691,666	—
Short-term investments	202,110	—	—	202,110	—
	$36,612,808	$53,197	$(2,929,180)	$33,736,825	$(605)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

As of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company had an additional $2.8 billion and $2.7 billion of fixed maturities, $8.0 million and $8.3 million of equity securities, and $38.2 million and $61.7 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2016 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Successor Company
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$750,175	$750,605	$—	$—
Due after one year through five years	6,878,977	6,918,323	—	—
Due after five years through ten years	7,673,357	7,783,110	—	—
Due after ten years	21,194,099	20,433,578	2,779,280	2,853,788
	$36,496,608	$35,885,616	$2,779,280	$2,853,788

The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Other-than-temporary impairments	$(5,527)	$(13,395)	$(8,296)	$(13,395)	$(636)
Non-credit impairment losses recorded in other comprehensive income	4,560	7,661	4,712	7,661	155
Net impairment losses recognized in earnings	$(967)	$(5,734)	$(3,584)	$(5,734)	$(481)

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2016 (Successor Company), for the three months ended June 30, 2015 (Successor Company), for the period of February 1, 2015 to June 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Beginning balance	$2,619	$—	$22,761	$—	$15,463
Additions for newly impaired securities	964	4,472	3,056	4,472	—
Additions for previously impaired securities	—	—	525	—	221
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(22,759)	—	—
Reductions for previously impaired securities that were sold in the current period	(2,619)	—	(2,619)	—	—
Ending balance	$964	$4,472	$964	$4,472	$15,684

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$192,301	$(3,103)	$152,965	$(6,150)	$345,266	$(9,253)
Commercial mortgage-backed securities	43,965	(283)	194,550	(3,443)	238,515	(3,726)
Other asset-backed securities	90,316	(1,188)	550,860	(34,867)	641,176	(36,055)
U.S. government-related securities	1,283	(5)	57,372	(200)	58,655	(205)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	34,112	(274)	718,798	(21,320)	752,910	(21,594)
Corporate securities	2,336,766	(128,908)	13,476,384	(923,016)	15,813,150	(1,051,924)
Preferred stock	—	—	19,271	(1,667)	19,271	(1,667)
Equities	55,137	(1,225)	87,602	(3,867)	142,739	(5,092)
	$2,753,880	$(134,986)	$15,257,802	$(994,530)	$18,011,682	$(1,129,516)

RMBS and CMBS had gross unrealized losses greater than twelve months of $6.2 million and $3.4 million, respectively, as of June 30, 2016 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $34.9 million as of June 30, 2016 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The U.S. government-related securities and the states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $0.2 million and $21.3 million, respectively, as of June 30, 2016 (Successor Company). These declines were entirely related to changes in interest rates.

The corporate securities category had gross unrealized losses greater than twelve months of $923.0 million as of June 30, 2016 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information

As of June 30, 2016 (Successor Company), the Company had a total of 1,414 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

As of June 30, 2016 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.8 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $270.8 million of securities which were rated below investment grade. Approximately $324.5 million of the available-for-sale and trading securities that were below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturities	$845,933	$(1,039,827)	$1,476,650	$(1,383,066)	$669,160
Equity securities	9,509	(9,048)	9,439	(7,537)	12,172

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
Successor Company
As of June 30, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$626,280	$—	$(22,879)	$603,401	$—
Steel City LLC	2,153,000	97,387	—	2,250,387	—
	$2,779,280	$97,387	$(22,879)	$2,853,788	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI
Successor Company
As of December 31, 2015
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$593,314	$—	$(78,314)	$515,000	$—
	$593,314	$—	$(78,314)	$515,000	$—

During the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities.

The Company’s held-to-maturity securities had $97.4 million of gross unrealized gains and $22.9 million of gross unrecognized holding losses as of June 30, 2016 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain") as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), that was determined to be a VIE.

The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 12, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2016 (Successor Company), no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,931,810	$3	$1,931,813
Commercial mortgage-backed securities	—	1,578,172	—	1,578,172
Other asset-backed securities	—	587,501	533,141	1,120,642
U.S. government-related securities	1,108,503	263,293	—	1,371,796
State, municipalities, and political subdivisions	—	1,737,499	—	1,737,499
Other government-related securities	—	18,680	—	18,680
Corporate securities	—	27,279,444	783,143	28,062,587
Preferred stock	45,155	19,272	—	64,427
Total fixed maturity securities - available-for-sale	1,153,658	33,415,671	1,316,287	35,885,616
Fixed maturity securities - trading
Residential mortgage-backed securities	—	271,994	—	271,994
Commercial mortgage-backed securities	—	157,176	—	157,176
Other asset-backed securities	—	123,076	151,964	275,040
U.S. government-related securities	41,639	4,868	—	46,507
State, municipalities, and political subdivisions	—	362,504	—	362,504
Other government-related securities	—	60,261	—	60,261
Corporate securities	—	1,595,943	16,587	1,612,530
Preferred stock	3,432	147	—	3,579
Total fixed maturity securities - trading	45,071	2,575,969	168,551	2,789,591
Total fixed maturity securities	1,198,729	35,991,640	1,484,838	38,675,207
Equity securities	636,270	—	66,526	702,796
Other long-term investments (1)	311,141	266,478	62,920	640,539
Short-term investments	240,841	3,522	—	244,363
Total investments	2,386,981	36,261,640	1,614,284	40,262,905
Cash	295,143	—	—	295,143
Assets related to separate accounts
Variable annuity	12,891,214	—	—	12,891,214
Variable universal life	831,818	—	—	831,818
Total assets measured at fair value on a recurring basis	$16,405,156	$36,261,640	$1,614,284	$54,281,080
Liabilities:
Annuity account balances(2)	$—	$—	$88,820	$88,820
Other liabilities (1)	59,711	142,794	581,046	783,551
Total liabilities measured at fair value on a recurring basis	$59,711	$142,794	$669,866	$872,371

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2016 (Successor Company).

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2016 (Successor Company), the Company held $4.6 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2016 (Successor Company), the Company held $685.1 million of Level 3 ABS, which included $533.1 million of other asset-backed securities classified as available-for-sale and $152.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities

As of June 30, 2016 (Successor Company), the Company classified approximately $31.3 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.

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

As of June 30, 2016 (Successor Company), the Company classified approximately $799.7 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of June 30, 2016 (Successor Company), the Company held approximately $66.5 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 8, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2016 (Successor Company), 75.0% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)-Derivative financial instruments”. Refer to Note 8, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

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

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of June 30, 2016 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $253.2 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2016 (Successor Company) was $37.3 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 8, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $29.6 million as of June 30, 2016 (Successor Company), however, interest support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of June 30, 2016 (Successor Company), no payments have been triggered under this agreement.

The YRT premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of June 30, 2016 (Successor Company) was $3.3 million. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2016 (Successor Company), was $4.4 million. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2016 (Successor Company) was a liability of $129.5 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2016 (Successor Company), ranged from a one month rate of 0.68%, a 5 year rate of 1.82%, and a 30 year rate of 3.03%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$524,166	Discounted cash flow	Liquidity premium	0.24% - 1.14% (0.55%)
			Paydown rate	9.37% - 11.91% (10.16%)
Corporate securities	758,312	Discounted cash flow	Spread over treasury	0.70% - 6.25% (2.45%)
Liabilities:
Embedded derivatives - GMWB(1)	$151,212	Actuarial cash flow model	Mortality	1994 MGDB table with
company experience
			Lapse	0.3% - 15%, depending on
product/duration/funded
status of guarantee
			Utilization	99%. 10% of policies have
a one-time over-utilization
of 400%
			Nonperformance risk	0.22% - 1.20%
Annuity account balances(2)	88,820	Actuarial cash flow model	Asset earned rate	4.53% - 5.67%
			Expenses	$83 per policy
			Withdrawal rate	2.20%
			Mortality	1994 MGDB table with
company experience
			Lapse	2.2% - 33.0%, depending
on duration/surrender
charge period
			Return on assets	1.50% - 1.85% depending on
surrender charge period
			Nonperformance risk	0.22% - 1.20%
Embedded derivative - FIA	119,997	Actuarial cash flow model	Expenses	$83 per policy
			Withdrawal rate	1.1% - 4.5% depending on
duration and tax qualification
			Mortality	1994 MGDB table with
company experience
			Lapse	2.5% - 40.0%, depending on
on duration/surrender
charge period
			Nonperformance risk	0.22% - 1.20%
Embedded derivative - IUL	46,711	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.22% - 1.20%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance arrangements.
(2)Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of June 30, 2016 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $202.4 million of financial instruments being classified as Level 3 as of June 30, 2016 (Successor Company). Of the $202.4 million, $160.9 million are other asset-backed securities and $41.4 million are corporate securities.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2016 (Successor Company), the Company held $66.5 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Other asset-backed securities	537,831	—	769	—	(8,350)	9,597	(7,629)	—	—	—	923	533,141	—
Corporate securities	833,737	925	16,189	—	(694)	9,558	(57,123)	—	—	(16,773)	(2,676)	783,143	—
Total fixed maturity securities - available-for-sale	1,371,571	925	16,958	—	(9,044)	19,155	(64,752)	—	—	(16,773)	(1,753)	1,316,287	—
Fixed maturity securities - trading
Other asset-backed securities	150,683	1,822	—	(8)	—	—	(609)	—	—	—	76	151,964	1,814
Corporate securities	5,677	24	—	—	—	10,908	1	—	—	—	(23)	16,587	25
Total fixed maturity securities - trading	156,360	1,846	—	(8)	—	10,908	(608)	—	—	—	53	168,551	1,839
Total fixed maturity securities	1,527,931	2,771	16,958	(8)	(9,044)	30,063	(65,360)	—	—	(16,773)	(1,700)	1,484,838	1,839
Equity securities	66,504	—	—	—	—	22	—	—	—	—	—	66,526	—
Other long-term investments(1)	57,048	16,275	—	(10,403)	—	—	—	—	—	—	—	62,920	5,872
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,651,483	19,046	16,958	(10,411)	(9,044)	30,085	(65,360)	—	—	(16,773)	(1,700)	1,614,284	7,711
Total assets measured at fair value on a recurring basis	$1,651,483	$19,046	$16,958	$(10,411)	$(9,044)	$30,085	$(65,360)	$—	$—	$(16,773)	$(1,700)	$1,614,284	$7,711
Liabilities:
Annuity account balances(2)	$90,123	$—	$—	$(530)	$—	$—	$—	$63	$1,896	—	$—	$88,820	$—
Other liabilities(1)	496,238	15,217	—	(100,025)	—	—	—	—	—	—	—	581,046	(84,808)
Total liabilities measured at fair value on a recurring basis	$586,361	$15,217	$—	$(100,555)	$—	$—	$—	$63	$1,896	$—	$—	$669,866	$(84,808)

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2016 (Successor Company), there were $27.2 million transfers of securities into Level 3.

For the three months ended June 30, 2016 (Successor Company), $44.0 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2016 (Successor Company).

For the three months ended June 30, 2016 (Successor Company), there were no transfers of securities from Level 2 to Level 1.

For the three months ended June 30, 2016 (Successor Company), there were no transfers of securities from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Other asset-backed securities	587,031	6,859	769	—	(21,407)	9,597	(58,449)	—	—	7,457	1,284	533,141	—
Corporate securities	902,119	925	31,111	(4,135)	(6,981)	25,558	(81,865)	—	—	(77,952)	(5,637)	783,143	—
Total fixed maturity securities - available-for-sale	1,489,153	7,784	31,880	(4,135)	(28,388)	35,155	(140,314)	—	—	(70,495)	(4,353)	1,316,287	—
Fixed maturity securities - trading
Other asset-backed securities	152,912	2,050	—	(942)	—	—	(2,212)	—	—	172	(16)	151,964	1,105
Corporate securities	18,225	332	—	(259)	—	10,908	(4,071)	—	—	(8,479)	(69)	16,587	241
Total fixed maturity securities - trading	171,137	2,382	—	(1,201)	—	10,908	(6,283)	—	—	(8,307)	(85)	168,551	1,346
Total fixed maturity securities	1,660,290	10,166	31,880	(5,336)	(28,388)	46,063	(146,597)	—	—	(78,802)	(4,438)	1,484,838	1,346
Equity securities	66,504	—	—	—	—	22	—	—	—	—	—	66,526	—
Other long-term investments(1)	68,384	20,492	—	(27,385)	—	1,429	—	—	—	—	—	62,920	(6,893)
Total investments	1,795,178	30,658	31,880	(32,721)	(28,388)	47,514	(146,597)	—	—	(78,802)	(4,438)	1,614,284	(5,547)
Total assets measured at fair value on a recurring basis	$1,795,178	$30,658	$31,880	$(32,721)	$(28,388)	$47,514	$(146,597)	$—	$—	$(78,802)	$(4,438)	$1,614,284	$(5,547)
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(1,096)	$—	$—	$—	$250	$5,038	$—	$—	$88,820	$—
Other liabilities(1)	375,848	15,585	—	(220,783)	—	—	—	—	—	—	—	581,046	(205,198)
Total liabilities measured at fair value on a recurring basis	$468,360	$15,585	$—	$(221,879)	$—	$—	$—	$250	$5,038	$—	$—	$669,866	$(205,198)

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the six months ended June 30, 2016 (Successor Company), $71.3 million of securities were transferred into Level 3.

For the six months ended June 30, 2016 (Successor Company), $150.1 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2016 (Successor Company).

For the six months ended June 30, 2016 (Successor Company), $12.2 million of securities were transferred from Level 2 to Level 1.

For the six months ended June 30, 2016 (Successor Company), $0.1 million of securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance	Earnings related to Instruments still held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Other asset-backed securities	600,132	—	165	(92)	(9,323)	—	(87)	—	—	—	90	590,885	—
Corporate securities	1,283,142	3,656	4,001	(687)	(24,247)	89,929	(219,148)	—	—	(21,803)	(3,412)	1,111,431	—
Total fixed maturity securities - available-for-sale	1,883,277	3,656	4,166	(779)	(33,570)	89,929	(219,235)	—	—	(21,803)	(3,322)	1,702,319	—
Fixed maturity securities - trading
Other asset-backed securities	170,500	589	—	(5,173)	—	—	(5,468)	—	—	—	146	160,594	(4,587)
Corporate securities	19,614	140	—	(233)	—	—	(161)	—	—	—	(44)	19,316	(93)
Total fixed maturity securities - trading	190,114	729	—	(5,406)	—	—	(5,629)	—	—	—	102	179,910	(4,680)
Total fixed maturity securities	2,073,391	4,385	4,166	(6,185)	(33,570)	89,929	(224,864)	—	—	(21,803)	(3,220)	1,882,229	(4,680)
Equity securities	66,691	—	—	—	—	—	(231)	—	—	—	—	66,460	—
Other long-term investments(1)	79,222	24,982	—	(3,685)	—	—	—	—	—	—	—	100,519	21,297
Total investments	2,219,304	29,367	4,166	(9,870)	(33,570)	89,929	(225,095)	—	—	(21,803)	(3,220)	2,049,208	16,617
Total assets measured at fair value on a recurring basis	$2,219,304	$29,367	$4,166	$(9,870)	$(33,570)	$89,929	$(225,095)	$—	$—	$(21,803)	$(3,220)	$2,049,208	$16,617
Liabilities:
Annuity account balances(2)	$97,108	$—	$—	$(911)	$—	$—	$—	$72	$2,913	$—	$—	$95,178	$—
Other liabilities(1)	477,729	147,963	—	(13,179)	—	—	—	—	—	—	—	342,945	134,784
Total liabilities measured at fair value on a recurring basis	$574,837	$147,963	$—	$(14,090)	$—	$—	$—	$72	$2,913	$—	$—	$438,123	$134,784

(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2015 (Successor Company), there were no securities transferred into Level 3.

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

For the three months ended June 30, 2015 (Successor Company), there were no securities transferred from Level 2 to Level 1.

For the three months ended June 30, 2015 (Successor Company), there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the period of February 1, 2015 to June 30, 2015 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company
		As of June 30, 2016		As of December 31, 2015
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,748,675	$5,735,650	$5,662,812	$5,529,803
Policy loans	3	1,670,218	1,670,218	1,699,508	1,699,508
Fixed maturities, held-to-maturity(1)	3	2,779,280	2,853,788	593,314	515,000
Liabilities:
Stable value product account balances	3	$2,838,674	$2,855,064	$2,131,822	$2,124,712
Annuity account balances	3	10,678,701	10,221,680	10,719,862	10,274,571
Debt:
Non-recourse funding obligations(2)	3	$2,981,271	$3,054,637	$1,951,563	$1,621,773

Except as noted below, fair values were estimated using quoted market prices.

(1)    Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2)    Of this carrying amount, $2.8 billion, fair value of $2.8 billion, as of June 30, 2016 (Successor Company), and $500.0 million, fair value of $495.5 million, as of December 31, 2015 (Successor Company), relates to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

8.                                DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•
In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements. None of these positions were held as of June 30, 2016 (Successor Company), as these funding agreements and correlating swaps matured in June of 2015.

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

•	The Company uses equity options to mitigate the risk within its fixed indexed annuity products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

Other Derivatives

•	The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. None of these positions were held as of June 30, 2016 (Successor Company).

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$31,266	$(14,183)	$69,067	$(14,231)	$1,413
Equity futures - VA	(21,328)	(5,267)	(24,556)	(37,736)	9,221
Currency futures - VA	11,112	(8,709)	4,954	(2,572)	7,778
Equity options - VA	(3,232)	(3,550)	13,072	(25,324)	3,047
Interest rate swaptions - VA	(749)	2,547	(2,983)	(8,781)	9,268
Interest rate swaps - VA	81,554	(121,167)	207,147	(175,958)	122,710
Embedded derivative - GMWB	(66,019)	45,969	(132,695)	81,839	(68,503)
Funds withheld derivative	17,850	6,335	10,052	44,571	(9,073)
Total derivatives related to VA contracts	50,454	(98,025)	144,058	(138,192)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	710	290	(1,452)	(2,293)	1,769
Equity futures - FIA	651	123	2,033	307	(184)
Volatility futures - FIA	—	25	—	29	—
Equity options - FIA	735	1,226	(4,827)	5,601	(2,617)
Total derivatives related to FIA contracts	2,096	1,664	(4,246)	3,644	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(96)	1,538	(834)	1,795	(486)
Equity futures - IUL	47	9	(172)	23	3
Equity options - IUL	241	(78)	214	62	(115)
Total derivatives related to IUL contracts	192	1,469	(792)	1,880	(598)
Embedded derivative - Modco reinsurance treaties	(22,820)	109,131	(81,175)	141,322	(68,026)
Derivatives with PLC (1)	13,681	(3,684)	17,711	(3,119)	15,863
Other derivatives	(55)	11	(100)	83	(37)
Total realized gains (losses) - derivatives	$43,548	$10,566	$75,456	$5,618	$22,031

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:

Realized investment gains (losses) - all other investments

	Successor Company				Predecessor Company
	For the Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Modco trading portfolio(1)	$76,201	$(108,741)	$154,355	$(141,901)	$73,062

(1)The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
		(Dollars In Thousands)
Successor Company
For The Three Months Ended June 30, 2015
Inflation	$(95)	$(41)	$77
Total	$(95)	$(41)	$77

February 1, 2015 to June 30, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)

The table below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	Successor Company
	As of June 30, 2016		As of December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,640,000	$255,439	$1,435,000	$66,408
Derivatives with PLC(1)	2,869,315	37,300	1,619,200	18,161
Embedded derivative - Modco reinsurance treaties	64,201	1,850	64,593	1,215
Embedded derivative - GMWB	891,276	23,770	1,723,081	49,007
Interest rate futures	1,155,001	35,366	282,373	1,537
Equity futures	190,058	752	262,485	1,275
Currency futures	314,256	15,915	226,936	2,499
Equity options	2,725,744	269,217	2,198,340	179,458
Interest rate swaptions	225,000	681	225,000	3,663
Other	298	249	242	347
	$10,075,149	$640,539	$8,037,250	$323,570
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$270,000	$3,215	$475,000	$16,579
Embedded derivative - Modco reinsurance treaties	2,457,293	239,350	2,473,427	178,362
Funds withheld derivative	1,492,757	129,473	1,149,664	102,378
Embedded derivative - GMWB	2,853,530	174,988	1,834,308	67,528
Embedded derivative - FIA	1,313,404	119,997	1,110,790	100,329
Embedded derivative - IUL	77,879	46,711	57,760	29,629
Interest rate futures	—	—	793,763	1,539
Equity futures	582,493	7,461	233,412	2,599
Currency futures	64,445	1,805	46,692	1,115
Equity options	1,459,533	60,551	1,205,204	22,167
	$10,571,334	$783,551	$9,380,020	$522,225

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

During the first quarter 2016, the Company revised its methodology for estimating notional amounts associated with the YRT Support Agreements among certain of its affiliates. The Company's revised approach reflects its position that no reasonably estimable notional amounts exist for the YRT Support Agreements, which contain payment positions based on the movement of the underlying premium rates, as described in Note 7, Fair Value of Financial Instruments. Current period amounts disclosed above reflect this change in estimate, which did not impact the Company's financial position or results of operations.

9.          OFFSETTING OF ASSETS AND LIABILITIES

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

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2016 (Successor Company).

			Net Amounts
	Gross	Gross Amounts Offset in the	of Assets Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Assets	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$577,370	$—	$577,370	$66,347	$336,163	$174,860
Total derivatives, subject to a master netting arrangement or similar arrangement	577,370	—	577,370	66,347	336,163	174,860
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,850	—	1,850	—	—	1,850
Embedded derivative - GMWB	23,770	—	23,770	—	—	23,770
Derivatives with PLC	37,300	—	37,300	—	—	37,300
Other	249	—	249	—	—	249
Total derivatives, not subject to a master netting arrangement or similar arrangement	63,169	—	63,169	—	—	63,169
Total derivatives	640,539	—	640,539	66,347	336,163	238,029
Total Assets	$640,539	$—	$640,539	$66,347	$336,163	$238,029

			Net Amounts
	Gross	Gross Amounts Offset in the	of Liabilities Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Liabilities	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$73,032	$—	$73,032	$66,347	$6,685	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	73,032	—	73,032	66,347	6,685	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	239,350	—	239,350	—	—	239,350
Funds withheld derivative	129,473	—	129,473	—	—	129,473
Embedded derivative - GMWB	174,988	—	174,988	—	—	174,988
Embedded derivative - FIA	119,997	—	119,997	—	—	119,997
Embedded derivative - IUL	46,711	—	46,711	—	—	46,711
Total derivatives, not subject to a master netting arrangement or similar arrangement	710,519	—	710,519	—	—	710,519
Total derivatives	783,551	—	783,551	66,347	6,685	710,519
Repurchase agreements(1)	160,000	—	160,000	—	—	160,000
Total Liabilities	$943,551	$—	$943,551	$66,347	$6,685	$870,519

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2015 (Successor Company).

			Net Amounts
	Gross	Gross Amounts Offset in the	of Assets Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Assets	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$254,840	$—	$254,840	$42,382	$105,842	$106,616
Total derivatives, subject to a master netting arrangement or similar arrangement	254,840	—	254,840	42,382	105,842	106,616
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,215	—	1,215	—	—	1,215
Embedded derivative - GMWB	49,007	—	49,007	—	—	49,007
Derivatives with PLC	18,161	—	18,161	—	—	18,161
Other	347	—	347	—	—	347
Total derivatives, not subject to a master netting arrangement or similar arrangement	68,730	—	68,730	—	—	68,730
Total derivatives	323,570	—	323,570	42,382	105,842	175,346
Total Assets	$323,570	$—	$323,570	$42,382	$105,842	$175,346

			Net Amounts
	Gross	Gross Amounts Offset in the	of Liabilities Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
	Amounts of Recognized Liabilities	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$43,999	$—	$43,999	$42,382	$1,617	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	43,999	—	43,999	42,382	1,617	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	178,362	—	178,362	—	—	178,362
Funds withheld derivative	102,378	—	102,378	—	—	102,378
Embedded derivative - GMWB	67,528	—	67,528	—	—	67,528
Embedded derivative - FIA	100,329	—	100,329	—	—	100,329
Embedded derivative - IUL	29,629	—	29,629	—	—	29,629
Total derivatives, not subject to a master netting arrangement or similar arrangement	478,226	—	478,226	—	—	478,226
Total derivatives	522,225	—	522,225	42,382	1,617	478,226
Repurchase agreements(1)	438,185	—	438,185	—	—	438,185
Total Liabilities	$960,410	$—	$960,410	$42,382	$1,617	$916,411

(1) Borrowings under repurchase agreements are for a term less than 90 days.

10.                                MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2016 (Successor Company), the Company’s mortgage loan holdings were approximately $5.7 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $42.7 million of principal would become due for the remainder of 2016, $922.1 million in 2017 through 2021, $238.1 million in 2022 through 2026, and $11.1 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $522.8 million and $449.2 million, respectively, of the Company’s total mortgage loan principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $5.7 million, $12.5 million, $3.3 million, $5.1 million, and $0.1 million, respectively, of participating mortgage loan income.

As of June 30, 2016 (Successor Company), approximately $1.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2016 (Successor Company), the Company did not enter into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. If the Company had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the six months ended June 30, 2016 (Successor Company), the Company did not accept or agree to accept assets in satisfaction of principal. As of June 30, 2016 (Successor Company), the Company did not have any mortgage loan transactions accounted for as troubled debt restructurings.

The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2016 (Successor Company), $1.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2016 (Successor Company).

As of June 30, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to pooling and servicing agreement during the six months ended June 30, 2016 (Successor Company).

As of June 30, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $3.9 million and no allowance as of December 31, 2015 (Successor Company). Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	Successor Company		Predecessor Company
	As of June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Beginning balance	$—	$—	$5,720
Charge offs	—	(2,561)	(861)
Recoveries	—	(638)	(2,359)
Provision	3,850	3,199	—
Ending balance	$3,850	$—	$2,500

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

			Greater
Successor Company	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2016	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$9,167	$—	$1,034	$10,201
Number of delinquent commercial mortgage loans	3	—	1	4

As of December 31, 2015
Commercial mortgage loans	$6,002	$1,033	$—	$7,035
Number of delinquent commercial mortgage loans	6	1	—	7

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

		Unpaid		Average	Interest	Cash Basis
Successor Company	Recorded	Principal	Related	Recorded	Income	Interest
As of June 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$1,034	$1,067	$—	$1,034	$—	$—
With an allowance recorded	12,313	12,301	3,850	6,156	190	199

As of December 31, 2015
Commercial mortgage loans:
With no related allowance recorded	$1,694	$1,728	$—	$847	$104	$117
With an allowance recorded	—	—	—	—	—	—

As of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring.

11.                               GOODWILL

As permitted by ASC Topic 805, Business Combinations, the Company measured its assets and liabilities at fair value on the date of the Merger, February 1, 2015. The purchase price in excess of the fair value of PLC’s assets and liabilities resulted in the establishment of goodwill as of the date of the Merger. As of February 1, 2015 (Successor Company), the Company was allocated an aggregate goodwill balance of $735.7 million. During the measurement period subsequent to February 1, 2015, the Company has made adjustments to provisional amounts related to certain tax balances that resulted in a decrease to goodwill of $3.3 million from the amount recorded at the Merger date. This reduction in Goodwill was applied to the Life Marketing segment's goodwill. The balance of goodwill associated with the Merger as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company) was $732.4 million. There has been no change in the goodwill during the six months ended June 30, 2016 (Successor Company).

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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2015, the Company performed its annual evaluation of goodwill based on information as of September 30, 2015 (Successor Company) and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2016 (Successor Company), the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.

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

On February 2, 2015, the Company and PLC amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2016 (Successor Company). PLC had an outstanding balance of $360.0 million bearing interest at a rate of LIBOR plus 1.00% as June 30, 2016 (Successor Company). As of June 30, 2016 (Successor Company), the Company has used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of June 30, 2016 (Successor Company).

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the "Steel City Notes") with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of June 30, 2016 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.153 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $2.153 billion outstanding non-recourse funding obligation as of June 30, 2016 (Successor Company). This non-recourse funding obligation matures in 2034 and accrues interest at a fixed annual rate of 4.75%.

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

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of outstanding non-recourse funding obligations as of June 30, 2016 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2016 (Successor Company), securities related to $133.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $145.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $296.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of June 30, 2016 (Successor Company), no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $1.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.  There are no support agreements between the Company and Golden Gate II.

During the six months ended June 30, 2016 (Successor Company), the Company and its affiliates repurchased $11.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company. During the period of February 1, 2015 to June 30, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not repurchase any of its outstanding non-recourse funding obligations.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2016 (Successor Company), the principal balance of the Red Mountain note was $535 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $134.2 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $535 million outstanding non-recourse funding obligation as of June 30, 2016 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of June 30, 2016 (Successor Company), on a consolidated basis, are shown in the following table:

		Maturity	Year-to-Date Weighted-Avg
Issuer	Carrying Value(1)	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,153,000	2039	4.75%
Golden Gate II Captive Insurance Company	226,912	2052	1.29%
Golden Gate V Vermont Captive Insurance Company(2)(3)	598,863	2037	5.12%
MONY Life Insurance Company(3)	2,496	2024	6.19%
Total	$2,981,271

(1)  Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3)  Fixed rate obligations.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

     Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2016 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 and on June 25, 2014 to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance reached its scheduled peak amount of $935 million in 2015 and remained as this level as of June 30, 2016 (Successor Company). The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance, in accordance with the terms of the Reimbursement Agreement, reached its scheduled peak amount of $790 million as of June 30, 2016 (Successor Company). The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of June 30, 2016 (Successor Company), no payments have been made under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $177.5 million and the repurchase obligation of $160.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 42 basis points). During the six months ended June 30, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $464.5 million (at an average borrowing rate of 40 basis points) during the six months ended June 30, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in the Company's consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of 20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following table provides the amount of collateral pledged for repurchase agreements, grouped by asset class, as of June 30, 2016 (Successor Company):

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

Remaining Contractual Maturity of the Agreements
As of June 30, 2016 (Successor Company)
(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$—	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	177,463	—	—	—	177,463
Other asset-backed securities	—	—	—	—	—
Total borrowings	$177,463	$—	$—	$—	$177,463

13.                               COMMITMENTS AND CONTINGENCIES

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Public companies in general and the financial services and insurance industries in particular are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

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

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress’ Joint Committee on Taxation, the Company expects to receive an approximate $6.2 million net tax refund in a future period. This refund will not materially affect the Company’s effective tax rate.

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

Components of the net periodic benefit cost for the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), are as follows:

	Successor Company								Predecessor Company
	For The Three Months Ended June 30, 2016		For The Three Months Ended June 30, 2015		For The Six Months Ended June 30, 2016		February 1, 2015 to June 30, 2015		January 1, 2015 to January 31, 2015
	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan
	(Dollars In Thousands)								(Dollars In Thousands)
Service cost — benefits earned during the period	$2,906	$313	$2,973	$333	$5,812	$625	$4,955	$555	$974	$95
Interest cost on projected benefit obligation	2,737	438	2,433	408	5,474	877	4,055	680	1,002	140
Expected return on plan assets	(3,605)	—	(3,642)	—	(7,211)	—	(6,070)	—	(1,293)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	(33)	1
Amortization of actuarial losses	—	—	—	—	—	—	—	—	668	138
Preliminary net periodic benefit cost	2,038	751	1,764	741	4,075	1,502	2,940	1,235	1,318	374
Settlement/curtailment expense	—	1,500	—	—	—	1,500	—	—	—	—
Total net periodic benefit costs	$2,038	$2,251	$1,764	$741	$4,075	$3,002	$2,940	$1,235	$1,318	$374

On May 5, 2016, the Board of Directors of Protective Life Corporation decided to convert the accrued benefit payable under the excess benefit plan as of March 31, 2016 to John D. Johns, PLC's Chairman and Chief Executive Officer, into a lump sum amount. Upon the completion of the final terms of the conversion agreement, the lump sum amount will be allocated to a book entry account that will be treated as though it were a deferral account under PLC’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits with respect to his continued service as an employee of PLC after March 31, 2016 in a manner that is consistent with the provisions of the excess benefit plan. The conversion event will require PLC to re-measure the excess benefit plan and will result in settlement expense recognition upon the completion of the final conversion agreement. PLC estimates that the re-measurement of the excess benefit plan will result in the recognition of $1.5 million in settlement expense and has been accrued during the three months ended June 30, 2016 (Successor Company). Financial re-measurement of the excess benefit plan will be performed as soon as the conversion agreement is in place.

During the six months ended June 30, 2016 (Successor Company), PLC did not make a contribution to its defined benefit pension plan. PLC will make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.

15.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2016 (Successor Company), December 31, 2015 (Successor Company), and January 31, 2015 (Predecessor Company).

Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2015	$(1,246,391)	$—	$(1,246,391)
Other comprehensive income (loss) before reclassifications	1,017,335	—	1,017,335
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(2,572)	—	(2,572)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(12,274)	—	(12,274)
Net current-period other comprehensive income (loss)	1,002,489	—	1,002,489
Ending Balance, June 30, 2016	$(243,902)	$—	$(243,902)

(1) See Reclassification table below for details.
(2) As of June 30, 2016 net unrealized losses reported in AOCI were offset by $139.3 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
For the Three Months Ended June 30, 2016
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$16,932	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(967)	Net impairment losses recognized in earnings
	15,965	Total before tax
	(5,588)	Tax (expense) or benefit
	$10,377	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
For The Six Months Ended June 30, 2016
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$22,468	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,584)	Net impairment losses recognized in earnings
	18,884	Total before tax
	(6,610)	Tax (expense) or benefit
	$12,274	Net of tax

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
For The Three Months Ended June 30, 2015
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(41)	Benefits and settlement expenses, net of reinsurance ceded
	(41)	Total before tax
	14	Tax (expense) or benefit
	$(27)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$3,350	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,734)	Net impairment losses recognized in earnings
	(2,384)	Total before tax
	834	Tax (expense) or benefit
	$(1,550)	Net of tax

(1) See Note 8, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Successor Company	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
February 1, 2015 to June 30, 2015
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$3,723	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,734)	Net impairment losses recognized in earnings
	(2,011)	Total before tax
	703	Tax (expense) or benefit
	$(1,308)	Net of tax

(1) See Note 8, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Predecessor Company January 1, 2015 to January 31, 2015	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax

(1) See Note 8, Derivative Financial Instruments for additional information.

16.                               INCOME TAXES

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company		Predecessor Company
	As of June 30, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Balance, beginning of period	$8,937	$105,850	$168,076
Additions for tax positions of the current year	1,218	2,213	(5,010)
Additions for tax positions of prior years	—	1,812	1,149
Reductions of tax positions of prior years:	0
Changes in judgment	—	(644)	(58,365)
Settlements during the period	(710)	(100,294)	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$9,445	$8,937	$105,850

In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September of 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. The resulting net adjustment to the Company's current income taxes for the years 2003 through 2011 will not materially affect the Company or its effective tax rate. The Company is currently under audit by the IRS for the years 2012 and 2013. The audit adjustments received as of June 30, 2016 related to the 2012 and 2013 years will not materially impact the Company or its effective tax rate. These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the chart above.

The Company believes that it is possible in the next 12 months, approximately $0.5 million of these unrecognized tax benefits will be reduced due to time lapse and the closure of the statute of limitations.

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

During the six months ended June 30, 2016 (Successor Company), the Company entered into a reinsurance transaction, as discussed in Note 3, Reinsurance and Financing Transactions. This transaction is expected to generate an operating loss on the Company’s consolidated 2016 US income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the US income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2016.

The Company used its respective estimates of its annual 2016 and 2015 incomes in computing its effective income tax rates for the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company). The effective tax rates for the three and six months ended June 30, 2016 (Successor Company), the three months June 30, 2015 (Successor Company) the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) were 33.7%, 33.1%, 28.1%, 17.0%, and 32.8%, respectively.

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

•
The Life Marketing segment markets fixed universal life (“UL”), indexed universal life, variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations and affinity groups.

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

There were no significant intersegment transactions during the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

The following tables summarize financial information for the Company’s segments (Predecessor and Successor periods are not comparable):

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Revenues
Life Marketing	$384,823	$347,691	$765,897	$602,613	$133,361
Acquisitions	453,848	363,985	878,655	622,774	139,761
Annuities	188,597	43,468	407,113	92,812	130,918
Stable Value Products	26,237	16,656	56,139	26,998	8,181
Asset Protection	76,419	77,625	150,098	126,921	24,566
Corporate and Other	44,918	13,528	76,842	31,796	22,859
Total revenues	$1,174,842	$862,953	$2,334,744	$1,503,914	$459,646
Segment Operating Income (Loss)
Life Marketing	$25,098	5,672	38,224	$9,953	$(2,271)
Acquisitions	45,285	37,876	113,938	73,946	20,134
Annuities	47,480	40,513	92,756	71,886	11,363
Stable Value Products	15,178	9,349	29,626	15,464	4,529
Asset Protection	4,141	4,880	8,397	8,523	1,907
Corporate and Other	(30,248)	(36,374)	(64,990)	(50,331)	(16,662)
Total segment operating income	106,934	61,916	217,951	129,441	19,000
Realized investment (losses) gains - investments(1)	100,889	(115,716)	184,031	(158,649)	89,414
Realized investment (losses) gains - derivatives	52,757	18,233	93,577	18,177	24,433
Income tax (expense) benefit	(87,787)	9,991	(164,149)	1,875	(44,325)
Net income (loss)	$172,793	$(25,576)	$331,410	$(9,156)	$88,522

All other investment gains (losses)	$87,816	$(108,081)	$166,908	$(143,137)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(13,073)	7,635	(17,123)	15,512	(8,742)
Realized investment gains (losses) - investments	$100,889	$(115,716)	$184,031	$(158,649)	$89,414

Derivative financial instruments gains (losses)	$43,548	$10,566	$75,456	$5,618	$22,031
Less: VA GMWB economic cost	(9,209)	(7,667)	(18,121)	(12,559)	(2,402)
Realized investment gains (losses) - derivatives	$52,757	$18,233	$93,577	$18,177	$24,433

(1) Includes credit related other-than-temporary impairments of $1.0 million, $3.6 million, $5.7 million, $5.7 million, and $0.5 million for the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

	Operating Segment Assets As of June 30, 2016 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,916,859	$20,052,484	$19,873,357	$2,711,452
Deferred policy acquisition costs and value of business acquired	1,134,643	93,983	625,628	4,353
Other intangibles	310,141	38,380	190,116	9,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,561,917	$20,199,371	$21,025,778	$2,838,674

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$812,678	$13,755,465	$71,122,295
Deferred policy acquisition costs and value of business acquired	36,559	—	1,895,166
Other intangibles	76,782	—	624,475
Goodwill	67,155	—	732,443
Total assets	$993,174	$13,755,465	$74,374,379

	Operating Segment Assets As of December 31, 2015 (Successor Company)
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$13,258,639	$19,879,988	$19,715,901	$2,006,263
Deferred policy acquisition costs and value of business acquired	1,119,515	(178,662)	578,742	2,357
Other intangibles	319,623	39,658	196,780	9,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$14,898,051	$19,755,508	$20,828,100	$2,131,822

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$766,294	$9,464,906	$65,091,991
Deferred policy acquisition costs and value of business acquired	40,421	—	1,562,373
Other intangibles	79,681	—	645,131
Goodwill	67,155	—	732,443
Total assets	$953,551	$9,464,906	$68,031,938

18.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2016 (Successor Company), and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•
Life Marketing - We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (Predecessor and Successor periods are not comparable):

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$25,098	$5,672	$38,224	$9,953	$(2,271)
Acquisitions	45,285	37,876	113,938	73,946	20,134
Annuities	47,480	40,513	92,756	71,886	11,363
Stable Value Products	15,178	9,349	29,626	15,464	4,529
Asset Protection	4,141	4,880	8,397	8,523	1,907
Corporate and Other	(30,248)	(36,374)	(64,990)	(50,331)	(16,662)
Total segment operating income	106,934	61,916	217,951	129,441	19,000
Realized investment gains (losses) - investments (1)	100,889	(115,716)	184,031	(158,649)	89,414
Realized investment gains (losses) - derivatives	52,757	18,233	93,577	18,177	24,433
Income tax (expense) benefit	(87,787)	9,991	(164,149)	1,875	(44,325)
Net income (loss)	$172,793	$(25,576)	$331,410	$(9,156)	$88,522

All other investment gains (losses)	$87,816	$(108,081)	$166,908	$(143,137)	$80,672
Less: amortization related to DAC/VOBA and benefits and settlement expenses	(13,073)	7,635	(17,123)	15,512	(8,742)
Realized investment gains (losses) - investments	$100,889	$(115,716)	$184,031	$(158,649)	$89,414

Derivative financial instruments gains (losses)	$43,548	$10,566	$75,456	$5,618	$22,031
Less: VA GMWB economic cost	(9,209)	(7,667)	(18,121)	(12,559)	(2,402)
Realized investment gains (losses) - derivatives	$52,757	$18,233	$93,577	$18,177	$24,433

(1)  Includes credit related other-than-temporary impairments of $1.0 million, $3.6 million, $5.7 million, $5.7 million, and $0.5 million for the three and six months ended June 30, 2016 (Successor Company), for the three months ended June 30, 2015 (Successor Company), for the period of February 1, 2015 to June 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

 For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Net income was $172.8 million and operating income was $106.9 million for the three months ended June 30, 2016.

We experienced net realized gains of $131.4 million for the three months ended June 30, 2016. The gains realized were primarily related to $53.4 million of gains related to the net activity of the modified coinsurance portfolio, $16.9 million of gains related to investment securities sale activity, $13.7 million of gains related to the derivatives with PLC, net gains of $50.5 million of derivatives related to variable annuity contracts, net gains of $0.2 million of derivatives related to IUL contracts, and net gains of $2.1 million of derivatives related to FIA contracts. Partially offsetting these gains were $1.0 million of other-than-temporary impairment credit-related losses and net losses of $4.4 million loss related to other investment and derivative activity.

•
Life Marketing segment operating income was $25.1 million for the three months ended June 30, 2016, representing an increase of $19.4 million from the three months ended June 30, 2015. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were partially offset by an increase in reserves from growth in retained universal life insurance in-force.

•
Acquisitions segment operating income was $45.3 million for the three months ended June 30, 2016, an increase of $7.4 million as compared to the three months ended June 30, 2015, primarily due to the addition of the GLAIC reinsurance transaction completed on January 15, 2016. The GLAIC transaction added $9.0 million to segment operating income for the three months ended June 30, 2016. This was partly offset by the expected runoff of the in-force blocks of business.

•
Annuities segment operating income was $47.5 million for the three months ended June 30, 2016, as compared to $40.5 million for the three months ended June 30, 2015, an increase of $7.0 million, or 17.2%. This variance was primarily the result of lower credited interest and favorable single premium immediate annuities (“SPIA”) mortality offset by lower investment income and lower fee and other income from the variable annuities ("VA") line of business.

•
Stable Value Products segment operating income was $15.2 million and increased $5.8 million, or 62.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in operating earnings resulted from an increase in participating mortgage income, higher operating spreads, and increased average account values. Participating mortgage income for the three months ended June 30, 2016 was $3.9 million as compared to $0.5 million for the three months ended June 30, 2015. The adjusted operating spread, which excludes participating income, decreased by 4 basis points for the three months ended June 30, 2016 over the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment operating income was $4.1 million, representing a decrease of $0.7 million, or 15.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Earnings from the guaranteed asset protection (“GAP”) product line decreased $0.7 million primarily resulting from higher losses. Credit insurance earnings decreased $0.3 million primarily due to lower underwriting income. Service contract earnings increased $0.3 million primarily due to favorable underwriting income.

•
The Corporate and Other segment operating loss was $30.2 million for the three months ended June 30, 2016, as compared to an operating loss of $36.4 million for the three months ended June 30, 2015. The decrease was primarily due to a $19.0 million increase in net investment income, partially offset by a $10.9 million increase in interest expense.

For The Six Months Ended June 30, 2016 (Successor Company)

Net income was $331.4 million and operating income was $218.0 million for the six months ended June 30, 2016.

We experienced net realized gains of $242.4 million for the six months ended June 30, 2016. The gains realized were primarily related to $73.2 million of gains related to the net activity of the modified coinsurance portfolio, $22.5 million of gains related to investment securities sale activity, $17.7 million related to derivatives with PLC, and $144.1 million of derivatives related to variable annuity contracts. Partially offsetting these gains were $3.6 million of other-than-temporary impairment credit-related losses, net losses of $6.4 million loss related to other investment and derivative activity, net losses of $0.8 million of derivatives related to IUL contracts, and net losses of $4.2 million of derivatives related to FIA contracts.

•
Life Marketing segment operating income was $38.2 million which consisted of universal life operating income of $39.4 million, traditional life operating income of $5.0 million, and an operating loss of $6.2 million in other lines.

•
Acquisitions segment operating income was $113.9 million. This included expected runoff of the in-force blocks of business and $17.8 million in operating income associated with the GLAIC reinsurance transaction that was completed on January 15, 2016.

•
Annuities segment operating income was $92.8 million which included $42.0 million of variable annuity operating earnings, $59.5 million of fixed annuity operating earnings, and a $8.7 million loss in other annuity earnings. The fixed annuity results were positively impacted by $11.3 million of favorable SPIA mortality.

•
Stable Value Products segment operating income of $29.6 million was primarily due to activity in average account values, participating mortgage income, and operating spread. Participating mortgage income was $9.2 million and the adjusted operating spread, which excludes participating income, was 177 basis points.

•
Asset Protection segment operating income was $8.4 million which consisted of service contract earnings of $5.9 million, GAP product earnings of $1.6 million, and credit insurance earnings of $0.9 million.

•
The Corporate and Other segment’s $65.0 million operating loss was primarily due to $119.0 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $55.3 million of investment income which represents income on assets supporting our equity capital and held-to-maturity notes.

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

Life Marketing

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$448,991	$439,717	$889,740	$683,395	$136,068
Reinsurance ceded	(204,157)	(211,296)	(387,881)	(279,679)	(51,142)
Net premiums and policy fees	244,834	228,421	501,859	403,716	84,926
Net investment income	131,340	120,326	259,602	198,259	47,622
Other income	769	(209)	1,100	940	414
Total operating revenues	376,943	348,538	762,561	602,915	132,962
Realized gains (losses) - investments	7,687	(2,315)	4,127	(2,182)	997
Realized gains (losses) - derivatives	193	1,468	(791)	1,880	(598)
Total revenues	384,823	347,691	765,897	602,613	133,361
BENEFITS AND EXPENSES
Benefits and settlement expenses	303,136	291,619	623,979	514,349	123,525
Amortization of deferred policy acquisition costs and value of business acquired	31,024	33,428	63,740	53,575	4,584
Other operating expenses	17,685	17,819	36,618	25,038	7,124
Operating benefits and settlement expenses	351,845	342,866	724,337	592,962	135,233
Amortization related to benefits and settlement expenses	3,331	1,110	(1,840)	1,519	(346)
Amortization of DAC/VOBA related to realized gains (losses) - investments	284	10	30	41	229
Total benefits and expenses	355,460	343,986	722,527	594,522	135,116
INCOME (LOSS) BEFORE INCOME TAX	29,363	3,705	43,370	8,091	(1,755)
Less: realized gains (losses)	7,880	(847)	3,336	(302)	399
Less: amortization related to benefits and settlement expenses	(3,331)	(1,110)	1,840	(1,519)	346
Less: related amortization of DAC/VOBA	(284)	(10)	(30)	(41)	(229)
OPERATING INCOME (LOSS)	$25,098	$5,672	$38,224	$9,953	$(2,271)

The following table summarizes key data for the Life Marketing segment:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales By Product
Traditional life	$268	$101	$671	$211	$42
Universal life	41,770	39,860	81,277	63,346	11,473
BOLI	—	15	—	15	—
	$42,038	$39,976	$81,948	$63,572	$11,515
Sales By Distribution Channel
Traditional brokerage	$36,541	$33,267	$70,742	$52,791	$9,724
Institutional	3,884	4,990	8,015	8,268	1,472
Direct	1,613	1,719	3,191	2,513	319
	$42,038	$39,976	$81,948	$63,572	$11,515
Average Life Insurance In-force(1)
Traditional	$366,712,353	$384,532,759	$371,454,097	$387,972,086	$391,411,413
Universal life	205,932,631	166,142,960	195,945,075	159,730,340	153,317,720
	$572,644,984	$550,675,719	$567,399,172	$547,702,426	$544,729,133
Average Account Values
Universal life	$7,410,278	$7,287,291	$7,382,726	$7,269,132	$7,250,973
Variable universal life	597,855	599,483	586,026	586,870	574,257
	$8,008,133	$7,886,774	$7,968,752	$7,856,002	$7,825,230

 (1) Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Insurance companies:
First year commissions	$48,216	$42,757	$96,343	$71,421	$14,108
Renewal commissions	9,325	8,544	18,067	13,396	2,513
First year ceding allowances	(939)	(927)	(1,788)	(1,435)	(49)
Renewal ceding allowances	(40,347)	(39,288)	(78,556)	(68,140)	(12,364)
General & administrative	53,529	52,788	105,936	84,761	17,466
Taxes, licenses, and fees	8,234	7,736	15,665	12,910	2,509
Other operating expenses incurred	78,018	71,610	155,667	112,913	24,183
Less: commissions, allowances & expenses capitalized	(60,333)	(53,791)	(119,049)	(87,875)	(17,059)
Other operating expenses	$17,685	$17,819	$36,618	$25,038	$7,124

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income was $25.1 million for the three months ended June 30, 2016, representing an increase of $19.4 million from the three months ended June 30, 2015. The increase was primarily due to higher universal life policy fees and higher investment income. These increases were partially offset by an increase in reserves from growth in retained universal life insurance in-force.

Operating revenues

Total operating revenues for the three months ended June 30, 2016, increased $28.4 million, or 8.1%, as compared to the three months ended June 30, 2015. This increase was driven by higher premiums and policy fees due to continued growth in the universal life block. Higher investment income due to increases in net in-force reserves also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees increased by $16.4 million, or 7.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to an increase in policy fees associated with continued growth in universal life business. This increase is partially offset by a decrease in traditional life premiums.

Net investment income

Net investment income in the segment increased $11.0 million, or 9.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Of the increase in net investment income, $7.1 million was the result of a net increase in universal life reserves. Traditional life investment income increased $3.3 million due to lower reserve funding costs and higher reserves.

Other income

Other income increased $1.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $11.5 million, or 3.9%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to an increase in reserves and claims from growth in retained universal life insurance in-force, partly offset by a smaller increase in traditional reserves.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $2.4 million, or 7.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, partially due to the impact of unlocking. For the three months ended June 30, 2016, universal life and BOLI unlocking decreased amortization $0.6 million, as compared to a decrease of $0.1 million for the three months ended June 30, 2015.

Other operating expenses

Other operating expenses decreased $0.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease reflects higher ceded allowances, largely offset by higher general administrative expenses of $0.7 million along with an increase in taxes, licenses and fees of $0.5 million.

Sales

Sales for the segment increased $2.1 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Universal life sales increased $1.9 million primarily due to an expansion in distribution partners and focused efforts with existing partners.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income

Operating income was $38.2 million which consisted of universal life operating income of $39.4 million, traditional life operating income of $5.0 million, and an operating loss of $6.2 million in other lines.

Net premiums and policy fees

Net premiums and policy fees were $501.9 million for the six months ended June 30, 2016. Included in this amount are traditional life net premiums of $213.2 million and universal life policy fees of $288.2 million.

Net investment income

Net investment income was $259.9 million for the six months ended June 30, 2016. Included in this amount is traditional life net investment income of $38.5 million and universal life investment income of $214.2 million.

Other income

Other income was $1.1 million for the six months ended June 30, 2016, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefit and settlement expenses were $624.0 million for the six months ended June 30, 2016. This amount includes traditional life benefit and settlement expenses of $172.4 million and universal life benefit and settlement expenses of $447.4 million, including $154.9 million of interest on funds for universal life policies.

Amortization of DAC and VOBA

DAC and VOBA amortization was $63.7 million for the six months ended June 30, 2016.

Other operating expenses

Other operating expenses were $36.6 million for the six months ended June 30, 2016. Other operating expenses for the insurance companies reflect commissions of $114.4 million, general and administrative expenses of $106.0 million, and taxes, licenses, and fees of $15.7 million, partly offset by ceding allowances of $80.3 million and capitalization of $119.1 million.

Sales

Sales for the segment were $81.9 million for the six months ended June 30, 2016, comprised primarily of universal life sales.

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

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income

Segment operating loss was $2.3 million. Included in that amount was a traditional life operating loss of $3.4 million, universal life earnings of $1.2 million, and an operating loss of $0.1 million in other lines.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(204,157)	$(211,296)	$(387,881)	$(279,679)	$(51,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(172,367)	(188,990)	(375,732)	(250,725)	(58,501)
Amortization of DAC/VOBA	(1,735)	(1,389)	(3,380)	(2,183)	(3,766)
Other operating expenses (1)	(39,425)	(38,066)	(76,111)	(66,104)	(11,728)
Total benefits and expenses	(213,527)	(228,445)	(455,223)	(319,012)	(73,995)

NET IMPACT OF REINSURANCE	$9,370	$17,149	$67,342	$39,333	$22,853

Allowances received	$(41,286)	$(40,214)	$(80,344)	$(69,576)	$(12,413)
Less: Amount deferred	1,861	2,148	4,233	3,472	685
Allowances recognized (ceded other operating expenses)(1)	$(39,425)	$(38,066)	$(76,111)	$(66,104)	$(11,728)

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

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

The lower ceded premium and policy fees for 2016 as compared to 2015 was caused primarily by lower ceded traditional life premiums of $10.0 million and higher universal life policy fees of $3.3 million. Ceded traditional premium for the three months ended June 30, 2016, decreased from the three months ended June 30, 2015, primarily due to fluctuations in the number of policies entering their post level period. Ceded universal life policy fees for three months ended June 30, 2016, increased from the three months ended June 30, 2015, with the increase in the direct universal life policy fees.

Ceded benefits and settlement expenses were lower for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to a smaller increase in ceded reserves, partly offset by higher universal life ceded claims. Traditional ceded benefits decreased $9.7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a smaller increase in post level ceded reserves and lower ceded death benefits. Universal life ceded benefits decreased $6.4 million for the three months ended June 30, 2016, as compared to the three months ended

June 30, 2015, due to a smaller increase in ceded reserves, partly offset by an increase in ceded claims. Ceded universal life claims were $9.1 million higher for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Ceded amortization of DAC and VOBA increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income.

For The Six Months Ended June 30, 2016 (Successor Company)

The ceded premiums were primarily comprised of ceded traditional life premiums of $181.8 million and universal life premiums of $204.8 million.

Ceded benefits and settlement expenses were $375.7 million for the six months ended June 30, 2016. This amount is driven by ceded claims. Traditional life ceded benefits activity of $186.7 million was due to ceded death benefits, slightly offset by ceded reserves. Universal life ceded benefits of $189.8 million were largely comprised of $186.1 million in ceded universal life claims during the period.

Ceded amortization of DAC and VOBA activity was $3.4 million for the six months ended June 30, 2016.

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

Acquisitions

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$296,109	$280,570	$596,617	$472,472	$88,855
Reinsurance ceded	(91,405)	(96,158)	(177,827)	(144,718)	(26,512)
Net premiums and policy fees	204,704	184,412	418,790	327,754	62,343
Net investment income	189,014	175,815	376,669	289,507	71,088
Other income	2,721	3,173	5,452	5,364	1,240
Total operating revenues	396,439	363,400	800,911	622,625	134,671
Realized gains (losses) - investments	81,478	(107,997)	159,603	(140,624)	73,601
Realized gains (losses) - derivatives	(24,069)	108,582	(81,859)	140,773	(68,511)
Total revenues	453,848	363,985	878,655	622,774	139,761
BENEFITS AND EXPENSES
Benefits and settlement expenses	312,194	300,336	619,728	506,183	100,693
Amortization of value of business acquired	10,185	968	9,092	838	4,803
Other operating expenses	28,775	24,220	58,153	41,658	9,041
Operating benefits and expenses	351,154	325,524	686,973	548,679	114,537
Amortization related to benefits and settlement expenses	2,957	4,859	5,688	7,268	1,233
Amortization of VOBA related to realized gains (losses) - investments	2	(18)	4	(28)	230
Total benefits and expenses	354,113	330,365	692,665	555,919	116,000
INCOME BEFORE INCOME TAX	99,735	33,620	185,990	66,855	23,761
Less: realized gains (losses)	57,409	585	77,744	149	5,090
Less: amortization related to benefits and settlement expenses	(2,957)	(4,859)	(5,688)	(7,268)	(1,233)
Less: related amortization of VOBA	(2)	18	(4)	28	(230)
OPERATING INCOME	$45,285	$37,876	$113,938	$73,946	$20,134

The following table summarizes key data for the Acquisitions segment:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$245,874,701	$176,915,702	$227,143,714	$178,507,100	$182,177,575
Universal life	29,853,251	32,315,549	30,094,770	32,693,540	33,413,557
	$275,727,952	$209,231,251	$257,238,484	$211,200,640	$215,591,132
Average Account Values
Universal life	$4,272,980	$4,457,553	$4,293,031	$4,473,467	$4,486,843
Fixed annuity(2)	3,567,836	3,653,446	3,575,371	3,674,635	3,712,578
Variable annuity	1,173,275	1,383,149	1,190,594	1,396,888	1,396,587
	$9,014,091	$9,494,148	$9,058,996	$9,544,990	$9,596,008
Interest Spread - UL & Fixed Annuities
Net investment income yield	4.44%	4.30%	4.44%	4.32%	5.73%
Interest credited to policyholders	4.00%	4.09%	4.02%	4.04%	4.05%
Interest spread(3)	0.44%	0.21%	0.42%	0.28%	1.68%

 (1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income was $45.3 million for the three months ended June 30, 2016, an increase of $7.4 million as compared to the three months ended June 30, 2015, primarily due to the addition of the GLAIC reinsurance transaction completed on January 15, 2016. The GLAIC transaction added $9.0 million to segment operating income for the three months ended June 30, 2016. This was partly offset by the expected runoff of the in-force blocks of business.

Operating revenues

Net premiums and policy fees increased $20.3 million, or 11.0%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to the premiums associated with the GLAIC reinsurance transaction more than offsetting expected runoff related to other blocks of business. Net investment income increased $13.2 million, or 7.5%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to the $14.2 million impact of the GLAIC reinsurance transaction, partly offset by expected runoff of the in-force business.

Total benefits and expenses

Total benefits and expenses increased $23.7 million, or 7.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to the GLAIC reinsurance transaction, which increased operating benefits and expenses $36.4 million. This was partly offset by expected runoff of the in-force business.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income

Operating income was $113.9 million. This included expected runoff of the in-force blocks of business and $17.8 million in operating income associated with the GLAIC reinsurance transaction that was completed on January 15, 2016.

Operating revenues

Operating revenues for the segment were $800.9 million and included net premiums and policy fees of $418.8 million, net investment income of $376.7 million, and other income of $5.5 million. The segment experienced expected runoff in the current period.

Operating revenues from the GLAIC transaction were $94.8 million and included net premiums and policy fees of $66.1 million and net investment income of $28.7 million.

     Total benefits and expenses

Total benefits and expenses were $692.7 million, primarily due to operating benefits and expenses of $687.0 million. Operating benefits and expenses included benefits and settlement expenses of $619.7 million, amortization of VOBA of $9.1 million, and other operating expenses of $58.2 million. The net impact of amortization related to benefits and settlement expenses and amortization of VOBA related to realized gains (losses) on investments contributed $5.7 million to total benefits and expenses.

Total benefits and expenses from the GLAIC transaction were $77.1 million. Operating benefits and expenses included benefits and settlement expenses of $61.7 million, amortization of VOBA of $6.5 million, and other operating expenses of $8.9 million from this transaction.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(91,405)	$(96,158)	$(177,827)	$(144,718)	$(26,512)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(69,700)	(87,775)	(134,223)	(122,064)	(25,832)
Amortization of value of business acquired	(77)	(76)	(195)	(85)	(233)
Other operating expenses	(10,902)	(11,312)	(21,989)	(19,597)	(3,647)
Total benefits and expenses	(80,679)	(99,163)	(156,407)	(141,746)	(29,712)

NET IMPACT OF REINSURANCE (1)	$(10,726)	$3,005	$(21,420)	$(2,972)	$3,200

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

The net impact of reinsurance is less favorable by $13.7 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to lower ceded claims. In the three months ended June 30, 2016, ceded revenues decreased by $4.8 million, while ceded benefits and expenses decreased by $18.5 million primarily due to lower claims.

The net impact of reinsurance activity for the six months ended June 30, 2016 (Successor Company) was primarily due to ceded premiums in relation to ceded benefits and settlement expenses. Ceded benefits and settlement expenses were primarily driven by ceded claims.

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

Annuities

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$36,455	$38,272	$72,011	$63,219	$12,473
Reinsurance ceded	(19,964)	(20,167)	(40,094)	(34,584)	(6,118)
Net premiums and policy fees	16,491	18,105	31,917	28,635	6,355
Net investment income	79,169	82,853	157,921	133,785	37,189
Realized gains (losses) - derivatives	(9,209)	(7,667)	(18,121)	(12,559)	(2,402)
Other income	39,516	40,298	77,165	66,972	12,690
Total operating revenues	125,967	133,589	248,882	216,833	53,832
Realized gains (losses) - investments	871	(1,427)	298	(2,032)	(145)
Realized gains (losses) - derivatives, net of economic cost	61,759	(88,694)	157,933	(121,989)	77,231
Total revenues	188,597	43,468	407,113	92,812	130,918
BENEFITS AND EXPENSES
Benefits and settlement expenses	47,570	62,931	97,536	95,379	26,919
Amortization of deferred policy acquisition costs and value of business acquired	(3,212)	(3,320)	(8,298)	(5,724)	6,217
Other operating expenses	34,129	33,465	66,888	55,292	9,333
Operating benefits and expenses	78,487	93,076	156,126	144,947	42,469
Amortization related to benefits and settlement expenses	3,228	(737)	2,970	(1,349)	3,128
Amortization of DAC/VOBA related to realized gains (losses) - investments	(22,875)	2,411	(23,975)	8,061	(13,216)
Total benefits and expenses	58,840	94,750	135,121	151,659	32,381
INCOME (LOSS) BEFORE INCOME TAX	129,757	(51,282)	271,992	(58,847)	98,537
Less: realized gains (losses) - investments	871	(1,427)	298	(2,032)	(145)
Less: realized gains (losses) - derivatives, net of economic cost	61,759	(88,694)	157,933	(121,989)	77,231
Less: amortization related to benefits and settlement expenses	(3,228)	737	(2,970)	1,349	(3,128)
Less: related amortization of DAC/VOBA	22,875	(2,411)	23,975	(8,061)	13,216
OPERATING INCOME	$47,480	$40,513	$92,756	$71,886	$11,363

The following tables summarize key data for the Annuities segment:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
Fixed annuity	$171,231	$111,131	$380,536	$153,607	$28,335
Variable annuity	151,583	361,559	325,097	545,706	59,115
	$322,814	$472,690	$705,633	$699,313	$87,450
Average Account Values
Fixed annuity(1)	$8,210,847	$8,285,451	$8,245,283	$8,255,571	$8,171,438
Variable annuity	12,282,904	12,711,950	12,305,789	12,658,770	12,365,217
	$20,493,751	$20,997,401	$20,551,072	$20,914,341	$20,536,655
Interest Spread - Fixed Annuities(2)
Net investment income yield	3.65%	3.78%	3.64%	3.67%	5.22%
Interest credited to policyholders	2.65	2.86	2.68	2.88	3.17
Interest spread	1.00%	0.92%	0.96%	0.79%	2.05%

(1) Includes general account balances held within VA products.
(2) Interest spread on average general account values.

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$31,266	$(14,183)	$69,067	$(14,231)	$1,413
Equity futures - VA	(21,328)	(5,267)	(24,556)	(37,736)	9,221
Currency futures - VA	11,112	(8,709)	4,954	(2,572)	7,778
Equity options - VA	(3,232)	(3,550)	13,072	(25,324)	3,047
Interest rate swaptions - VA	(749)	2,547	(2,983)	(8,781)	9,268
Interest rate swaps - VA	81,554	(121,167)	207,147	(175,958)	122,710
Embedded derivative - GMWB(1)	(66,019)	45,969	(132,695)	81,839	(68,503)
Funds withheld derivative	17,850	6,335	10,052	44,571	(9,073)
Total derivatives related to VA contracts	50,454	(98,025)	144,058	(138,192)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	710	290	(1,452)	(2,293)	1,769
Equity futures - FIA	651	123	2,033	307	(184)
Volatility futures - FIA	—	25	—	29	—
Equity options - FIA	735	1,226	(4,827)	5,601	(2,617)
Total derivatives related to FIA contracts	2,096	1,664	(4,246)	3,644	(1,032)
VA GMWB economic cost(2)	9,209	7,667	18,121	12,559	2,402
Realized gains (losses) - derivatives, net of economic cost	$61,759	$(88,694)	$157,933	$(121,989)	$77,231

(1)   Includes impact of nonperformance risk of $0.1 million, $10.9 million, $2.3 million, $(1.4) million, and $3.1 million for the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), for the period of February 1, 2015 to June 30, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
(2)   Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of June 30, 2016	As of December 31, 2015
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$158,462	$166,765
GMDB Reserves	26,118	26,646
GMWB and GMAB Reserves	151,218	18,522
Account value subject to GMWB rider	9,306,967	9,306,644
GMWB Benefit Base	10,468,569	10,304,939
GMAB Benefit Base	4,124	4,323
S&P 500® Index	2,099	2,044

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income was $47.5 million for the three months ended June 30, 2016, as compared to $40.5 million for the three months ended June 30, 2015, an increase of $7.0 million, or 17.2%. This variance was primarily the result of lower credited interest and favorable SPIA mortality offset by lower investment income and lower fee and other income from the VA line of business.

Operating revenues

Segment operating revenues decreased $7.6 million, or 5.7%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to decreases in policy fees and other income from the VA line of business and decreases in investment income from the market value adjusted (“MVA”) and single premium deferred annuity (“SPDA”) lines of business. Those decreases were partially offset by increased investment income in the fixed indexed annuity (“FIA”) line of business. Average fixed account balances decreased 0.9% and average variable account balances decreased 4.7% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Benefits and settlement expenses

Benefits and settlement expenses decreased $15.4 million, or 24.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease was primarily the result of lower credited interest and a $9.8 million favorable change in SPIA mortality results.

Amortization of DAC and VOBA

DAC and VOBA amortization unfavorably changed by $0.1 million, or 3.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Other operating expenses

Other operating expenses increased $0.7 million, or 2.0%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Increases in non-deferred acquisition, maintenance, and overhead expenses were offset by lower non-deferred commission expense.

Sales

Total sales decreased $149.9 million, or 31.7%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Sales of variable annuities decreased $210.0 million, or 58.1% for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Sales of fixed annuities increased by $60.1 million, or 54.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, driven by an increase in FIA sales.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income

Operating income was $92.8 million which included $42.0 million of variable annuity operating earnings, $59.5 million of fixed annuity operating earnings, and a $8.7 million loss in other annuity earnings. The fixed annuity results were positively impacted by $11.3 million of favorable SPIA mortality.

Operating revenues

Segment operating revenues were $248.9 million for the six months ended June 30, 2016. Operating revenue consisted of $157.9 million of net investment income, $31.9 million of policy fees, $77.2 million of other income, and $18.1 million of losses related to GMWB economic cost from the VA line of business.

Benefits and settlement expenses

Benefits and settlement expenses were $97.5 million for the six months ended June 30, 2016. Included in that amount was $11.3 million of favorable SPIA mortality results and $0.8 million of favorable unlocking.

Amortization of DAC and VOBA

DAC and VOBA amortization was $8.3 million favorable for the six months ended June 30, 2016 due to negative VOBA assigned to some of the products within the segment. There was $0.2 million of favorable unlocking recorded by the segment during the six months ended June 30, 2016.

Other operating expenses

Other operating expenses were $66.9 million for the six months ended June 30, 2016. Operating expenses consisted of $17.5 million in acquisition expenses, $25.9 million in maintenance and overhead expenses, and $23.5 million in commission expenses.

Sales

Total sales were $705.6 million for the six months ended June 30, 2016. Fixed annuity sales were $380.5 million and variable annuity sales were $325.1 million.

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

Reinsurance

During the year ended December 31, 2012 (Predecessor Company), the Annuity segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC. The cost of reinsurance to the segment is reflected in the chart shown below. The impact of the Shades Creek reinsurance arrangement for the three month period ending March 31, 2013 was eliminated in consolidation.  Prior to April 1, 2013, we paid as a dividend all of Shades Creek’s outstanding common stock to its parent, PLC. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Successor Company).

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(19,964)	$(20,166)	$(40,094)	$(34,584)	$(6,118)
Realized gains (losses) - derivatives	11,278	11,265	22,536	18,765	3,754
Total operating revenues	(8,686)	(8,901)	(17,558)	(15,819)	(2,364)
Realized gains (losses) - derivatives, net of economic costs	101,955	(91,618)	192,073	(138,272)	125,688
Total revenues	93,269	(100,519)	174,515	(154,091)	123,324
BENEFITS AND EXPENSES
Benefits and settlement expenses	(420)	(504)	(1,404)	(975)	(567)
Amortization of DAC/VOBA	—	—	—	—	304
Other operating expenses	(487)	(511)	(981)	(507)	(523)
Operating benefits and expenses	(907)	(1,015)	(2,385)	(1,482)	(786)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	—	—	—	—	402
Total benefit and expenses	(907)	(1,015)	(2,385)	(1,482)	(384)
NET IMPACT OF REINSURANCE	$94,176	$(99,504)	$176,900	$(152,609)	$123,708

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is favorable by $94.2 million for the three months ended June 30, 2016 (Successor Company), as compared to the unfavorable net impact of $99.5 million for the three months ended June 30, 2015 (Successor Company).

The net impact of reinsurance is favorable by $176.9 million for the six months ended June 30, 2016 (Successor Company).

Stable Value Products

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Net investment income	$25,908	$15,371	$48,975	$25,744	$6,888
Other income	—	133	—	133	—
Total operating revenues	25,908	15,504	48,975	25,877	6,888
Realized gains (losses)	329	1,152	7,164	1,121	1,293
Total revenues	26,237	16,656	56,139	26,998	8,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	9,752	5,687	17,720	9,606	2,255
Amortization of deferred policy acquisition costs	242	—	354	—	25
Other operating expenses	736	468	1,275	807	79
Total benefits and expenses	10,730	6,155	19,349	10,413	2,359
INCOME BEFORE INCOME TAX	15,507	10,501	36,790	16,585	5,822
Less: realized gains (losses)	329	1,152	7,164	1,121	1,293
OPERATING INCOME	$15,178	$9,349	$29,626	$15,464	$4,529

The following table summarizes key data for the Stable Value Products segment:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
GIC	$7,000	$55,200	$57,000	$105,900	$—
GFA - Direct Institutional	900,000	50,000	900,000	150,000	—
	$907,000	$105,200	$957,000	$255,900	$—

Average Account Values	$2,513,097	$1,926,711	$2,320,707	$1,901,499	$1,932,722
Ending Account Values	$2,838,674	$1,861,280	$2,838,674	$1,861,280	$1,911,751

Operating Spread
Net investment income yield	4.15%	3.23%	4.26%	3.30%	4.28%
Other income yield	—	0.02	—	0.01	—
Interest credited	1.56	1.19	1.54	1.23	1.40
Operating expenses	0.16	0.10	0.14	0.11	0.07
Operating spread	2.43%	1.96%	2.58%	1.97%	2.81%

Adjusted operating spread(1)	1.79%	1.83%	1.77%	1.71%	2.76%

(1) Excludes participating mortgage loan income and other income.

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income was $15.2 million and increased $5.8 million, or 62.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in operating earnings resulted from an increase in participating mortgage income, higher operating spreads, and increased average account values. Participating mortgage income for the three months ended June 30, 2016 was $3.9 million as compared to $0.5 million for the three months ended June 30, 2015. The adjusted operating spread, which excludes participating income, decreased by 4 basis points for the three months ended June 30, 2016 over the prior year, due primarily to an increase in credited interest.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income

Operating income of $29.6 million was primarily due to activity in average account values, participating mortgage income, and operating spread. Participating mortgage income was $9.2 million and the adjusted operating spread, which excludes participating income, was 177 basis point.

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

Asset Protection

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$68,264	$65,729	$136,146	$108,924	$21,843
Reinsurance ceded	(24,986)	(23,558)	(49,525)	(39,011)	(7,860)
Net premiums and policy fees	43,278	42,171	86,621	69,913	13,983
Net investment income	4,353	3,741	8,513	6,186	1,540
Other income	28,788	31,713	54,964	50,822	9,043
Total operating revenues	76,419	77,625	150,098	126,921	24,566
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,727	24,209	51,111	39,596	7,447
Amortization of deferred policy acquisition costs and value of business acquired	5,414	6,853	11,158	11,595	1,858
Other operating expenses	41,137	41,683	79,432	67,207	13,354
Total benefits and expenses	72,278	72,745	141,701	118,398	22,659
INCOME BEFORE INCOME TAX	4,141	4,880	8,397	8,523	1,907
OPERATING INCOME	$4,141	$4,880	$8,397	$8,523	$1,907

The following table summarizes key data for the Asset Protection segment:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Sales
Credit insurance	$5,954	$7,327	$11,531	$11,210	$2,087
Service contracts	88,909	101,374	166,184	158,421	26,551
GAP	26,534	23,716	52,095	38,948	6,318
	$121,397	$132,417	$229,810	$208,579	$34,956
Loss Ratios(1)
Credit insurance	33.0%	30.8%	32.7%	34.6%	27.9%
Service contracts	46.5	54.2	45.9	53.4	54.4
GAP	103.9	83.2	105.4	80.6	61.5

 (1) Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income

Operating income was $4.1 million, representing a decrease of $0.7 million, or 15.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Earnings from the GAP product line decreased $0.7 million primarily resulting from higher losses. Credit insurance earnings decreased $0.3 million primarily due to lower underwriting income. Service contract earnings increased $0.3 million primarily due to favorable underwriting income.

Net premiums and policy fees

Net premiums and policy fees increased $1.1 million, or 2.6%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Service contract premiums decreased $1.5 million primarily due to higher ceded premiums. Credit insurance premiums decreased $0.3 million as a result of lower sales. GAP premiums increased $3.0 million primarily due to higher volume.

Other income

Other income decreased $2.9 million, or 9.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to lower sales volume in the service contract line.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.5 million, or 6.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. GAP claims increased $4.6 million due to a higher loss ratio. The increase was partially offset by a decrease in service contract claims of $3.1 million due primarily to lower loss ratios and lower volume. Credit insurance claims remained consistent with the prior year.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA was $1.4 million, or 21.0%, lower for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Amortization of VOBA decreased $1.1 million in the GAP product line due to runoff of in-force VOBA. Amortization of DAC decreased $0.5 million in the credit line due to lower volume. Other operating expenses were $0.5 million lower than the prior year due to lower sales volume in the service contract line.

Sales

Total segment sales decreased $11.0 million, or 8.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Service contract sales decreased $12.4 million. Credit insurance sales decreased $1.4 million due to decreasing demand for the product. The decreases were partially offset by an increase in GAP sales of $2.8 million.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income

Operating income was $8.4 million which consisted of service contract earnings of $5.9 million, GAP product earnings of $1.6 million, and credit insurance earnings of $0.9 million.

Net premiums and policy fees

Net premiums and policy fees were $86.6 million which consisted of service contract premiums of $59.5 million, GAP premiums of $20.6 million, and credit insurance premiums of $6.5 million.

Other income

Other income activity consisted of $45.1 million from the service contract line and $9.9 million from the GAP product line.

Benefits and settlement expenses

Benefits and settlement expenses activity was $27.3 million in service contract claims, $21.7 million in GAP claims and $2.1 million in credit insurance claims.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA consisted of $6.5 million in the credit insurance line, $3.6 million in the GAP line, and $1.0 million in the service contract line, primarily resulting from amortization of VOBA activity. Other operating expenses were $79.4 million including activity in all product lines.

Sales

Total segment sales consisted of $166.2 million in the service contract line, $52.1 million in the GAP product line, and credit insurance sales of $11.5 million.

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

Sales

Total segment sales consisted of $158.4 million in the service contract line, $38.9 million in the GAP product line, and credit insurance sales of $11.2 million

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income

Operating income was $1.9 million which consisted of $0.8 million in service contract earnings, $0.9 million in GAP product earnings, and credit insurance earnings of $0.2 million.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,986)	$(23,558)	$(49,525)	$(39,011)	$(7,860)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,737)	(15,464)	(34,379)	(24,952)	(4,249)
Amortization of deferred policy acquisition costs and value of business acquired	(208)	38	(397)	74	(481)
Other operating expenses	(1,471)	(2,039)	(2,980)	(3,441)	(653)
Total benefits and expenses	(18,416)	(17,465)	(37,756)	(28,319)	(5,383)
NET IMPACT OF REINSURANCE (1)	$(6,570)	$(6,093)	$(11,769)	$(10,692)	$(2,477)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Reinsurance premiums ceded increased $1.4 million, or 6.1%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to an increase in ceded service contract premiums.

Benefits and settlement expenses ceded increased $1.3 million, or 8.2%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to higher ceded losses in the GAP product line.

Amortization of DAC and VOBA ceded increased $0.2 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.6 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to ceded activity in the GAP product line.

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
For The Six Months Ended June 30, 2016 (Successor Company)

Reinsurance premiums ceded of $49.5 million consisted of ceded premiums in the service contract line of $31.7 million, ceded premiums in the GAP product line of $9.9 million, and ceded premiums in the credit insurance line of $7.9 million.

Benefits and settlement expenses ceded consisted of $26.2 million in service contract ceded claims, $6.8 million in GAP ceded claims, and $1.4 million in credit insurance ceded claims.

Amortization of DAC and VOBA ceded of $0.4 million was mainly due to ceded activity in the service contract and GAP product lines. Other operating expenses ceded of $3.0 million was mainly due to ceded activity in the credit insurance product line.

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

Corporate and Other

Segment Results of Operations

Segment results were as follows:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,532	$3,770	$7,206	$6,434	$1,343
Reinsurance ceded	(82)	(17)	(141)	(17)	—
Net premiums and policy fees	3,450	3,753	7,065	6,417	1,343
Net investment income	28,999	10,041	55,332	26,877	278
Other income	144	351	435	409	1
Total operating revenues	32,593	14,145	62,832	33,703	1,622
Realized gains (losses) - investments	(2,549)	2,583	(4,284)	653	4,919
Realized gains (losses) - derivatives	14,874	(3,200)	18,294	(2,560)	16,318
Total revenues	44,918	13,528	76,842	31,796	22,859
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,752	3,378	8,776	6,265	1,721
Amortization of deferred policy acquisition costs and value of business acquired	—	16	—	26	87
Other operating expenses	58,089	47,125	119,046	77,743	16,476
Total benefits and expenses	62,841	50,519	127,822	84,034	18,284
INCOME (LOSS) BEFORE INCOME TAX	(17,923)	(36,991)	(50,980)	(52,238)	4,575
Less: realized gains (losses) - investments	(2,549)	2,583	(4,284)	653	4,919
Less: realized gains (losses) - derivatives	14,874	(3,200)	18,294	(2,560)	16,318
OPERATING INCOME (LOSS)	$(30,248)	$(36,374)	$(64,990)	$(50,331)	$(16,662)

For The Three Months Ended June 30, 2016 as compared to The Three Months Ended June 30, 2015 (Successor Company)

Segment operating income (loss)

Corporate and Other segment operating loss was $30.2 million for the three months ended June 30, 2016, as compared to an operating loss of $36.4 million for the three months ended June 30, 2015. The decrease was primarily due to a $19.0 million increase in net investment income, partially offset by a $10.9 million increase in interest expense.

Operating revenues

Net investment income for the segment increased $19.0 million for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in net investment income was primarily due to $23.6 million of income related to additional held to maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIE’s”). These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company. Interest expense related to the non-recourse funding obligations is recognized in an equal and offsetting amount to the investment income. Offsetting this increase was a $4.6 million decrease in core net investment income.

Total benefits and expenses

Total benefits and expenses increased $12.3 million or 24.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to $10.0 million of increased interest expense related to the Golden Gate Captive non-recourse funding obligations.

For The Six Months Ended June 30, 2016 (Successor Company)

Segment operating income (loss)

The segment’s $65.0 million operating loss was primarily due to $119.0 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $55.3 million of investment income which represents income on assets supporting our equity capital and held-to-maturity notes.

Operating revenues

Operating revenues of $62.8 million were primarily due to $55.3 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $127.8 million were primarily due to $119.0 million of other operating expenses which included corporate overhead expenses and $62.1 million of interest expense.

For The Period of February 1, 2015 to June 30, 2015 (Successor Company)

Segment operating income (loss)

The segment’s $50.3 million operating loss was primarily due to $77.7 million of other operating expense which is primarily interest expense and corporate overhead expenses. These expenses were partially offset by $26.9 million of investment income which represents income on assets supporting our equity capital.

Operating revenues

Operating revenues of $33.7 million were primarily due to $26.9 million of investment income which represents income on assets supporting our equity capital.

Total benefits and expenses

Total benefits and expenses of $84.0 million were primarily due to $77.7 million of other operating expenses which included corporate overhead expenses and $34.0 million of interest expense.

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Segment operating income (loss)

The segment’s $16.7 million operating loss was primarily due to $18.3 million of total benefits and expenses offset by $0.3 million of net investment income and $1.3 million of premiums and policy fees.

Operating revenues

Operating revenues of $1.6 million were primarily due to $1.3 million of premium and policy fees and $0.3 million of net investment income.

Total benefits and expenses

Total benefits and expenses of $18.3 million was primarily due to $16.5 million of other operating expenses which included corporate overhead expenses and $2.8 million of charitable contributions.

CONSOLIDATED INVESTMENTS

As of June 30, 2016 (Successor Company), our investment portfolio was approximately $50.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	Successor Company
	As of June 30, 2016		As of December 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2016 - $30,218,531; 2015 - $29,849,592)	$29,686,091	58.5%	$27,396,560	60.8%
Privately issued bonds (amortized cost: 2016 - $11,779,007; 2015 - $9,065,023)	11,700,390	23.0	8,636,970	19.2
Preferred stock (amortized cost: 2016 - $67,941; 2015 - $68,558)	68,006	0.1	66,882	0.1
Fixed maturities	41,454,487	81.6%	36,100,412	80.1%
Equity securities (cost: 2016 - $681,496; 2015 - $693,147)	702,796	1.4	699,925	1.6
Mortgage loans	5,748,675	11.3	5,662,812	12.6
Investment real estate	7,028	—	11,118	—
Policy loans	1,670,218	3.3	1,699,508	3.8
Other long-term investments	933,646	1.8	594,036	1.3
Short-term investments	244,363	0.6	263,837	0.6
Total investments	$50,761,213	100.0%	$45,031,648	100.0%

Included in the preceding table are $2.8 billion and $2.7 billion of fixed maturities and $38.2 million and $61.7 million of short-term investments classified as trading securities as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.8 billion and $593.3 million of securities classified as held-to-maturity as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), respectively.

Fixed Maturity Investments

As of June 30, 2016 (Successor Company), our fixed maturity investment holdings were approximately $41.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of		As of
Rating	June 30, 2016		December 31, 2015
	(Dollars In Thousands)
AAA	$5,336,257	12.9%	$5,223,656	14.5%
AA	3,282,902	7.9	2,864,706	7.9
A	13,042,347	31.7	11,564,843	32.0
BBB	14,947,440	36.1	14,076,212	39.0
Below investment grade	2,066,261	4.9	1,777,681	4.9
Not rated(1)	2,779,280	6.5	593,314	1.7
	$41,454,487	100.0%	$36,100,412	100.0%

(1) Our "not rated" securities are $2.8 billion or 6.5% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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

The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of	As of
Type	June 30, 2016	December 31, 2015
	(Dollars In Thousands)
Corporate securities	$29,675,117	$27,119,158
Residential mortgage-backed securities	2,203,807	2,051,931
Commercial mortgage-backed securities	1,735,348	1,432,607
Other asset-backed securities	1,395,682	1,072,474
U.S. government-related securities	1,418,303	1,770,524
Other government-related securities	78,941	76,567
States, municipals, and political subdivisions	2,100,003	1,916,954
Preferred stock	68,006	66,883
Securities issued by affiliates	2,779,280	593,314
Total fixed income portfolio	$41,454,487	$36,100,412

The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of June 30, 2016	% Fair Value	As of December 31, 2015	% Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Banking	$3,725,540	9.0%	$3,359,169	9.3%
Other finance	420,416	1.0	482,147	1.3
Electric utility	4,047,367	9.8	3,707,729	10.3
Energy and natural gas	4,411,842	10.6	3,940,588	10.9
Insurance	3,145,164	7.6	2,924,523	8.1
Communications	1,420,247	3.4	1,338,544	3.7
Basic industrial	1,620,075	3.9	1,480,354	4.1
Consumer noncyclical	3,680,392	8.9	3,134,732	8.7
Consumer cyclical	1,717,327	4.1	1,712,862	4.7
Finance companies	120,672	0.3	118,214	0.3
Capital goods	1,484,139	3.5	1,418,653	3.9
Transportation	1,039,257	2.5	969,329	2.7
Other industrial	371,246	0.9	313,957	0.9
Brokerage	576,958	1.4	546,726	1.5
Technology	1,538,464	3.7	1,315,958	3.6
Real estate	173,428	0.4	189,955	0.5
Other utility	250,589	0.6	232,601	0.6
Commercial mortgage-backed securities	1,735,348	4.2	1,432,607	4.0
Other asset-backed securities	1,395,682	3.4	1,072,474	3.0
Residential mortgage-backed non-agency securities	1,264,581	3.1	1,102,310	3.1
Residential mortgage-backed agency securities	939,226	2.3	949,621	2.6
U.S. government-related securities	1,418,303	3.4	1,770,524	4.9
Other government-related securities	78,941	0.2	76,567	0.2
State, municipals, and political divisions	2,100,003	5.1	1,916,954	5.3
Securities issued by affiliates	2,779,280	6.7	593,314	1.8
Total	$41,454,487	100.0%	$36,100,412	100.0%

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $35.9 billion, or 86.6%, of our fixed maturities as “available-for-sale” as of June 30, 2016 (Successor Company). These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 6.7%, of our fixed maturities as “held-to-maturity” as of June 30, 2016 (Successor Company). These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 6.7%, of our fixed maturities and $38.2 million of short-term investments as of June 30, 2016 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of	As of
Rating	June 30, 2016	December 31, 2015
	(Dollars In Thousands)	(Dollars In Thousands)
AAA	$387,609	$542,080
AA	336,922	309,852
A	939,001	752,419
BBB	855,219	771,501
Below investment grade	270,840	288,197
Total Modco trading fixed maturities	$2,789,591	$2,664,049

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2016 (Successor Company), were approximately $5.3 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company):

	As of June 30, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,789.2	$1,741.1	$—	$—	$1,123.5	$1,105.7	$716.1	$745.6	$3,628.8	$3,592.4
AA	1.2	1.2	—	—	378.3	372.3	161.6	160.9	541.1	534.4
A	3.1	3.2	—	—	221.5	219.1	390.5	392.6	615.1	614.9
BBB	2.4	2.4	2.4	2.5	12.0	12.1	25.4	25.5	42.2	42.5
Below	132.7	134.5	272.8	278.4	—	—	102.1	101.9	507.6	514.8
	$1,928.6	$1,882.4	$275.2	$280.9	$1,735.3	$1,709.2	$1,395.7	$1,426.5	$5,334.8	$5,299.0

Rating %
AAA	92.8%	92.5%	—%	—%	64.7%	64.7%	51.3%	52.3%	68.0%	67.8%
AA	0.1	0.1	—	—	21.8	21.8	11.6	11.3	10.1	10.1
A	0.2	0.2	—	—	12.8	12.8	28.0	27.5	11.5	11.6
BBB	0.1	0.1	0.9	0.9	0.7	0.7	1.8	1.8	0.8	0.8
Below	6.8	7.1	99.1	99.1	—	—	7.3	7.1	9.6	9.7
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$945.2	$929.8	$275.2	$280.9	$867.4	$859.2	$902.7	$934.5	$2,990.5	$3,004.4
2013	151.9	148.2	—	—	233.6	231.3	116.4	117.0	501.9	496.5
2014	174.3	170.7	—	—	238.9	238.5	187.1	187.4	600.3	596.6
2015	559.9	540.0	—	—	220.1	210.1	64.4	63.9	844.4	814.0
2016	97.3	93.7	—	—	175.3	170.1	125.1	123.7	397.7	387.5
Total	$1,928.6	$1,882.4	$275.2	$280.9	$1,735.3	$1,709.2	$1,395.7	$1,426.5	$5,334.8	$5,299.0

(1)Included in Residential Mortgage-Backed securities.

	As of December 31, 2015 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,585.4	$1,589.2	$—	$—	$1,002.4	$1,033.9	$595.2	$608.3	$3,183.0	$3,231.4
AA	1.4	1.4	—	—	252.5	261.0	197.1	194.5	451.0	456.9
A	3.5	3.5	—	—	164.5	165.9	153.8	159.2	321.8	328.6
BBB	2.8	2.8	2.8	2.8	13.2	13.2	13.5	13.5	32.3	32.3
Below	152.9	153.1	303.1	306.9	—	—	112.9	113.0	568.9	573.0
	$1,746.0	$1,750.0	$305.9	$309.7	$1,432.6	$1,474.0	$1,072.5	$1,088.5	$4,557.0	$4,622.2

Rating %
AAA	90.8%	90.8%	—%	—%	70.0%	70.1%	55.5%	55.9%	69.8%	69.9%
AA	0.1	0.1	—	—	17.6	17.7	18.4	17.9	9.9	9.9
A	0.2	0.2	—	—	11.5	11.3	14.3	14.6	7.1	7.1
BBB	0.2	0.2	0.9	0.9	0.9	0.9	1.3	1.2	0.7	0.7
Below	8.7	8.7	99.1	99.1	—	—	10.5	10.4	12.5	12.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2011 and prior	$894.3	$896.2	$305.9	$309.7	$480.1	$491.0	$826.4	$838.0	$2,506.7	$2,534.9
2012	74.2	75.2	—	—	369.5	381.1	136.6	138.8	580.3	595.1
2013	157.2	160.3	—	—	198.2	203.8	48.9	49.9	404.3	414.0
2014	161.6	160.6	—	—	216.6	228.3	43.1	44.3	421.3	433.2
2015	458.7	457.7	—	—	168.2	169.8	17.5	17.5	644.4	645.0
Total	$1,746.0	$1,750.0	$305.9	$309.7	$1,432.6	$1,474.0	$1,072.5	$1,088.5	$4,557.0	$4,622.2

(1) Included in Residential Mortgage-Backed securities

The majority of our RMBS holdings as of June 30, 2016 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 4.89 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2016 (Successor Company):

Weighted-Average
Non-agency portfolio	Life

Prime	5.13
Alt-A	3.72
Sub-prime	3.26

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of June 30, 2016 (Successor Company), our fixed maturity investments (bonds and redeemable preferred stocks) had a fair value of $41.5 billion, which was 1.4% below amortized cost of $42.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2016 (Successor Company), our mortgage loan holdings were approximately $5.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2016 (Successor Company), assuming the loans are called at their next call dates, approximately $42.7 million of principal would become due for the remainder of 2016, $922.1 million in 2017 through 2021, $238.1 million in 2022 through 2026, and $11.1 million thereafter.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company), approximately $522.8 million and $449.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2016 (Successor Company), the three months ended June 30, 2015 (Successor Company), the period of February 1, 2015 to June 30, 2015 (Successor Company), and January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized $5.7 million, $12.5 million, $3.3 million, $5.1 million, and $0.1 million, respectively, of participating mortgage loan income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2016 (Successor Company) there were $3.9 million of allowances for mortgage loan credit losses and as of December 31, 2015 (Successor Company), there were no allowances for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of June 30, 2016 (Successor Company), we estimated the fair value of our mortgage loans to be $5.7 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 0.2% less than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of June 30, 2016 (Successor Company), approximately $1.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2016 (Successor Company), we did not enter into certain mortgage loan transactions that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. If we had troubled debt restructurings, these transactions would include either the acceptance of assets in satisfaction of principal during the respective periods or at a future date, and were the result of agreements between the creditor and the debtor. During the six months ended June 30, 2016 (Successor Company), we did not accept or agree to accept assets in satisfaction of principal. As of June 30, 2016 (Successor Company), we did not have any mortgage loan transactions accounted for as troubled debt restructurings.

Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2016 (Successor Company), $1.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2016 (Successor Company).

As of June 30, 2016 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the six months ended June 30, 2016 (Successor Company).

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2016 (Successor Company):

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,948,648	13.8%
AA	2,945,979	8.2
A	12,103,346	33.7
BBB	14,092,221	39.5
Investment grade	34,090,194	95.2
BB	1,115,949	3.1
B	381,445	0.8
CCC or lower	298,028	0.9
Below investment grade	1,795,422	4.8
Total	$35,885,616	100.0%

Not included in the table above are $2.5 billion of investment grade and $270.8 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2016 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of June 30, 2016 (Successor Company):

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Exelon Corp	$235.3	$—	$235.3
AT&T Inc	215.9	—	215.9
Wells Fargo & Co.	207.7	—	207.7
Berkshire Hathaway Inc.	196.3	—	196.3
Duke Energy Corp	191.8	—	191.8
JP Morgan Chase and Company	166.3	21.9	188.2
Comcast Corp	182.2	—	182.2
Bank of America Corp	179.7	0.1	179.8
Goldman Sachs Group Inc	174.3	—	174.3
Morgan Stanley	168.1	—	168.1
Total	$1,917.6	$22.0	$1,939.6

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2016 (Successor Company), we concluded that approximately $1.0 million and $3.6 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, we recognized $4.6 million and $4.8 million of non-credit losses in other comprehensive income (loss), respectively.

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

During 2015 and 2016, the energy and natural gas sector experienced increased volatility due to the decline in oil prices. A prolonged decline in oil prices could have a broad economic impact and put financial stress on companies in this sector. We continue to monitor our exposure to companies within and exposed to this sector closely. Our current exposure is predominantly with investment grade securities of companies with ample liquidity to weather a prolonged decline in oil prices. Many of these companies have displayed financial discipline by reducing capital expenditures to conserve cash and maintain their credit ratings. For the six months ended June 30, 2016 (Successor Company), we concluded that certain investment securities within the energy and natural gas sector that were in an unrealized loss position were other-than-temporarily impaired due to credit related factors, resulting in a $2.6 million impairment recognized in net income. We did not recognized an other-than-temporary impairment for the three months ended June 30, 2016 (Successor Company).

The energy and natural gas sector securities as of June 30, 2016 (Successor Company) are presented in the following tables.

Energy and Natural Gas
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Midstream	$1,687,419	$1,818,098	$(130,679)	48.9%
Integrated	788,337	816,448	(28,111)	10.5
Distributors	703,367	728,756	(25,389)	9.5
Independent	550,774	575,452	(24,678)	9.2
Oil Field Services	512,761	561,342	(48,581)	18.2
Refining	169,184	178,900	(9,716)	3.7
Total	$4,411,842	$4,678,996	$(267,154)	100.0%

Energy and Natural Gas
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Distributors	$364,181	$366,546	$(2,365)	0.9%
	Independent	80,209	76,888	3,321	(1.2)
	Integrated	319,817	323,705	(3,888)	1.4
	Midstream	175,568	182,809	(7,241)	2.7
	Oil Field Services	157,489	157,921	(432)	0.1

BBB	Distributors	314,457	335,065	(20,608)	7.7
	Independent	417,910	447,707	(29,797)	11.2
	Integrated	337,183	358,326	(21,143)	7.9
	Midstream	1,356,083	1,468,323	(112,240)	42.0
	Oil Field Services	140,297	145,482	(5,185)	1.9
	Refining	158,976	168,526	(9,550)	3.6
Total investment grade		3,822,170	4,031,298	(209,128)	78.2

Below investment grade	Distributors	24,729	27,145	(2,416)	0.9
	Independent	52,655	50,857	1,798	(0.7)
	Integrated	131,337	134,417	(3,080)	1.2
	Midstream	155,768	166,966	(11,198)	4.2
	Oil Field Services	214,975	257,939	(42,964)	16.1
	Refining	10,208	10,374	(166)	0.1
Total below investment grade		589,672	647,698	(58,026)	21.8
Total energy and natural gas		$4,411,842	$4,678,996	$(267,154)	100.0%

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

The basic industrial sector securities as of June 30, 2016 (Successor Company) are presented in the following tables:

Basic Industrial
	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Chemicals	$758,727	$790,630	$(31,903)	49.2%
Metals and Mining	730,065	760,651	(30,586)	47.2
Paper	131,283	133,624	(2,341)	3.6
Total	$1,620,075	$1,684,905	$(64,830)	100.0%

Basic Industrial
Rating	Issuer Type	Fair Value	Amortized Cost	Unrealized Loss	% Unrealized Loss
		(Dollars In Thousands)
AAA/AA/A	Chemicals	$265,121	$273,873	$(8,752)	13.5%
	Metals and Mining	225,054	232,184	(7,130)	11.1

BBB	Chemicals	491,669	514,323	(22,654)	34.8
	Metals and Mining	220,803	232,482	(11,679)	18.0
	Paper	131,284	133,624	(2,340)	3.6
Total investment grade		1,333,931	1,386,486	(52,555)	81.0

Below investment grade	Chemicals	1,936	2,434	(498)	0.8
	Metals and Mining	284,208	295,985	(11,777)	18.2
Total below investment grade		286,144	298,419	(12,275)	19.0
Total basic industrial		$1,620,075	$1,684,905	$(64,830)	100.0%

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2016 (Successor Company). As of June 30, 2016 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$531.1	$898.6	$1,429.7
Netherlands	163.1	252.2	415.3
Switzerland	190.3	162.1	352.4
France	105.5	205.4	310.9
Spain	22.9	230.1	253.0
Germany	153.0	83.0	236.0
Belgium	—	170.8	170.8
Sweden	131.6	34.0	165.6
Italy	42.2	95.5	137.7
Norway	—	101.3	101.3
Ireland	11.4	58.7	70.1
Luxembourg	—	55.9	55.9
Total securities	1,351.1	2,347.6	3,698.7
Derivatives:
Germany	70.0	—	70.0
United Kingdom	32.0	—	32.0
Switzerland	22.8	—	22.8
France	4.2	—	4.2
Total derivatives	129.0	—	129.0
Total securities	$1,480.1	$2,347.6	$3,827.7

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)				(Dollars In Thousands)
Fixed maturity gains - sales	$18,550	$5,381	$27,461	$6,888	$6,920
Fixed maturity losses - sales	(1,820)	(2,052)	(5,029)	(3,186)	(29)
Equity gains - sales	202	44	320	44	—
Equity losses - sales	—	(23)	(284)	(23)	—
Impairments on corporate securities	(964)	(5,734)	(3,581)	(5,734)	(481)
Modco trading portfolio	76,201	(108,741)	154,355	(141,901)	73,062
Other	(4,353)	3,044	(6,334)	775	1,200
Total realized gains (losses) - investments	$87,816	$(108,081)	$166,908	$(143,137)	$80,672
Derivatives related to VA contracts:
Interest rate futures - VA	$31,266	$(14,183)	$69,067	$(14,231)	$1,413
Equity futures - VA	(21,328)	(5,267)	(24,556)	(37,736)	9,221
Currency futures - VA	11,112	(8,709)	4,954	(2,572)	7,778
Equity options - VA	(3,232)	(3,550)	13,072	(25,324)	3,047
Interest rate swaptions - VA	(749)	2,547	(2,983)	(8,781)	9,268
Interest rate swaps - VA	81,554	(121,167)	207,147	(175,958)	122,710
Embedded derivative - GMWB	(66,019)	45,969	(132,695)	81,839	(68,503)
Funds withheld derivative	17,850	6,335	10,052	44,571	(9,073)
Total derivatives related to VA contracts	50,454	(98,025)	144,058	(138,192)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	710	290	(1,452)	(2,293)	1,769
Equity futures - FIA	651	123	2,033	307	(184)
Volatility futures - FIA	—	25	—	29	—
Equity options - FIA	735	1,226	(4,827)	5,601	(2,617)
Total derivatives related to FIA contracts	2,096	1,664	(4,246)	3,644	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(96)	1,538	(834)	1,795	(486)
Equity futures - IUL	47	9	(172)	23	3
Equity options - IUL	241	(78)	214	62	(115)
Total derivatives related to IUL contracts	192	1,469	(792)	1,880	(598)
Embedded derivative - Modco reinsurance treaties	(22,820)	109,131	(81,175)	141,322	(68,026)
Derivatives with PLC(1)	13,681	(3,684)	17,711	(3,119)	15,863
Other derivatives	(55)	11	(100)	83	(37)
Total realized gains (losses) - derivatives	$43,548	$10,566	$75,456	$5,618	$22,031
(1) These derivatives include the interest support agreement, two early renewable term ("YRT") premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2016 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2016 (Successor Company) we concluded that approximately $1.0 million and $3.6 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, due to credit related factors, resulting in a charge to earnings. Additionally, $4.6 million and $4.8 million of non-credit losses was recorded in other comprehensive income (loss), respectively.

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

	Successor Company				Predecessor Company
	For The Three Months Ended June 30, 2016	For The Three Months Ended June 30, 2015	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Millions)				(Dollars In Millions)
Alt-A MBS	$—	$—	$—	$—	$0.3
Other MBS	—	0.1	—	0.1	0.2
Corporate securities	1.0	5.6	3.6	5.6	—
Total	$1.0	$5.7	$3.6	$5.7	$0.5

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2016 (Successor Company), we sold securities in an unrealized loss position with a fair value of $60.6 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below for the six months ended June 30, 2016 (Successor Company):

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$53,566	88.4%	$(3,375)	63.5%
>90 days but <= 180 days	1,846	3.0	(364)	6.9
>180 days but <= 270 days	1,211	2.0	(590)	11.1
>270 days but <= 1 year	1,476	2.4	(325)	6.1
>1 year	2,483	4.2	(659)	12.4
Total	$60,582	100.0%	$(5,313)	100.0%

     For the three and six months ended June 30, 2016 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $6.9 million and $60.6 million, respectively. The losses realized on the sale of these securities were $1.8 million and $5.3 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.

For the three and six months ended June 30, 2016 (Successor Company), we sold securities in an unrealized gain position with a fair value of $513.4 million and $819.8 million, respectively. The gains realized on the sale of these securities were $18.8 million and $27.8 million, respectively.

The $4.3 million of other realized losses recognized for the three months ended June 30, 2016 (Successor Company), consisted of an increase in mortgage loan reserves of $2.0 million, partnership losses of $2.4 million, and real estate realized gains of $0.1 million.

The $6.3 million of other realized losses recognized for the six months ended June 30, 2016 (Successor Company), consisted realized gains related to mortgage loans of $0.3 million, an increase in mortgage loan reserves of $3.9 million, partnership losses of $2.5 million, and real estate realized losses of $0.2 million.

For the three and six months ended June 30, 2016 (Successor Company) net gains of $76.2 million and $154.4 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of the $154.4 million for the six months ended June 30, 2016 (Successor Company), approximately $2.0 million of losses were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business.

The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $22.8 million and $81.2 million, respectively, during the three and six months ended June 30, 2016 (Successor Company). The losses during the three months ended June 30, 2016 (Successor Company) were due to lower treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GMWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2016 (Successor Company) we experienced net realized gains on derivatives related to VA contracts of approximately $50.5 million and $144.1 million, respectively. These net gains on derivatives related to VA contracts were affected by capital market.

The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $17.9 million and $10.1 million, respectively, for the three and six months ended June 30, 2016 (Successor Company).

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized gains of $13.9 million and $13.8 million, respectively related to the interest support agreement for the three and six months ended June 30, 2016 (Successor Company). We recognized losses of $0.7 million and $0.5 million, respectively, related to the YRT premium support agreements for the three and six months ended June 30, 2016 (Successor Company). We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized pre-tax gains of $0.5 million and $4.4 million, respectively, for the three and six months ended June 30, 2016 (Successor Company).

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $0.1 million for the three and six months ended June 30, 2016 (Successor Company).

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2016 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $589.7 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2016 (Successor Company), and an overall net unrealized loss of $2.9 billion as of December 31, 2015 (Successor Company).

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2016 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$437,308	2.4%	$447,890	2.4%	$(10,582)	0.9%
>90 days but <= 180 days	362,619	2.0	383,025	2.0	(20,406)	1.8
>180 days but <= 270 days	391,831	2.2	406,451	2.1	(14,620)	1.4
>270 days but <= 1 year	1,562,123	8.7	1,651,502	8.6	(89,379)	7.9
>1 year but <= 2 years	15,257,801	84.7	16,252,330	84.9	(994,529)	88.0
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$18,011,682	100.0%	$19,141,198	100.0%	$(1,129,516)	100.0%

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

As of June 30, 2016 (Successor Company), the Barclays Investment Grade Index was priced at 147.6 bps versus a 10 year average of 175 bps. Similarly, the Barclays High Yield Index was priced at 628.9 bps versus a 10 year average of 642.2 bps. As of June 30, 2016 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.000%, 1.471%, and 2.285%, as compared to 10 year averages of 2.080%, 2.943%, and 3.752%, respectively.

As of June 30, 2016 (Successor Company), 84.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2016 (Successor Company), there were estimated gross unrealized losses of $5.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2016 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2016 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,665,354	9.2%	$1,741,708	9.1%	$(76,354)	6.8%
Other finance	122,801	0.7	126,390	0.7	(3,589)	0.3
Electric utility	2,646,564	14.7	2,796,947	14.6	(150,383)	13.3
Energy and natural gas	3,249,904	18.0	3,546,873	18.6	(296,969)	26.3
Insurance	2,254,331	12.5	2,415,833	12.6	(161,502)	14.3
Communications	935,891	5.2	1,023,589	5.3	(87,698)	7.8
Basic industrial	1,100,079	6.1	1,184,074	6.2	(83,995)	7.4
Consumer noncyclical	1,078,285	6.0	1,131,061	5.9	(52,776)	4.7
Consumer cyclical	618,777	3.4	650,006	3.4	(31,229)	2.8
Finance companies	28,104	0.2	31,953	0.2	(3,849)	0.3
Capital goods	653,192	3.6	675,274	3.5	(22,082)	2.0
Transportation	502,135	2.8	529,143	2.8	(27,008)	2.4
Other industrial	138,964	0.8	146,317	0.8	(7,353)	0.7
Brokerage	243,013	1.3	256,714	1.3	(13,701)	1.2
Technology	555,169	3.1	591,332	3.1	(36,163)	3.2
Real estate	51,916	0.5	52,300	0.3	(384)	—
Other utility	130,681	0.7	134,329	0.7	(3,648)	0.3
Commercial mortgage-backed securities	238,515	1.3	242,241	1.3	(3,726)	0.3
Other asset-backed securities	641,176	3.6	677,231	3.5	(36,055)	3.2
Residential mortgage-backed non-agency securities	307,092	1.7	316,250	1.7	(9,158)	0.8
Residential mortgage-backed agency securities	38,174	0.2	38,269	0.2	(95)	—
U.S. government-related securities	58,655	0.3	58,860	0.3	(205)	—
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	752,910	4.1	774,504	3.9	(21,594)	1.9
Total	$18,011,682	100.0%	$19,141,198	100.0%	$(1,129,516)	100.0%

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

The range of maturity dates for securities in an unrealized loss position as of June 30, 2016 (Successor Company) varies, with 11.1% maturing in less than 5 years, 10.4% maturing between 5 and 10 years, and 78.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2016 (Successor Company):

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,480,661	41.5%	$7,786,263	40.7%	$(305,602)	27.1%
BBB	9,032,141	50.1	9,683,546	50.6	(651,405)	57.7
Investment grade	16,512,802	91.6%	17,469,809	91.3%	(957,007)	84.8%
BB	908,803	5.0	987,893	5.2	(79,090)	7.0
B	368,303	2.0	440,255	2.3	(71,952)	6.4
CCC or lower	221,774	1.4	243,241	1.2	(21,467)	1.8
Below investment grade	1,498,880	8.4%	1,671,389	8.7%	(172,509)	15.2%
Total	$18,011,682	100.0%	$19,141,198	100.0%	$(1,129,516)	100.0%

As of June 30, 2016 (Successor Company), we held a total of 1,414 positions that were in an unrealized loss position. Included in that amount were 187 positions of below investment grade securities with a fair value of $1.5 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $172.5 million, $90.4 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.0% of invested assets.

As of June 30, 2016 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 8.4% of the total fair value and 15.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2016 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$105,089	7.0%	$112,305	6.7%	$(7,216)	4.2%
>90 days but <= 180 days	174,206	11.6	184,601	11.0	(10,395)	6.0
>180 days but <= 270 days	116,408	7.8	124,490	7.4	(8,082)	4.7
>270 days but <= 1 year	531,501	35.5	587,931	35.2	(56,430)	32.7
>1 year but <= 2 years	571,676	38.1	662,062	39.7	(90,386)	52.4
>2 years but <= 3 years	—	—	—	—	—	—
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,498,880	100.0%	$1,671,389	100.0%	$(172,509)	100.0%

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

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $177.5 million and the repurchase obligation of $160.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 42 basis points). During the six months ended June 30, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $725.0 million. The average daily balance was $464.5 million (at an average borrowing rate of 40 basis points) during the six months ended June 30, 2016 (Successor Company). As of December 31, 2015 (Successor Company), the fair value of securities pledged under the repurchase program was $479.9 million and the repurchase obligation of $438.2 million was included in our consolidated condensed balance sheets. During 2015, the maximum balance outstanding at any one point in time related to these programs was $912.7 million. The average daily balance was $540.3 million and $77.4 million (at an average borrowing rate of

20 and 16 basis points) during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

On February 2, 2015, we and PLC amended and restated the Credit Facility (the “Credit Facility”). Under the Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2016 (Successor Company). PLC had an outstanding balance of $360.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2016 (Successor Company). As of June 30, 2016 (Successor Company), we used $30.0 million of borrowing capacity by executing a Letter of Credit under the Credit Facility for the benefit on an affiliated captive reinsurance subsidiary of the Company. This Letter of Credit had not been drawn upon as of June 30, 2016 (Successor Company).

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

We held $65.7 million of FHLB common stock as of June 30, 2016 (Successor Company), which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2016 (Successor Company), we had $822.3 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2016 (Successor Company), we reported approximately $524.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of June 30, 2016 (Successor Company), 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows. For information on how we determine the fair value of these securities refer to Note 7, Fair Value of Financial Instruments, of the consolidated condensed financial statements.

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

Our insurance subsidiaries maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2016 (Successor Company), to fund mortgage loans in the amount of $717.3 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2016 (Successor Company), we held cash and short-term investments of approximately $539.5 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company		Predecessor Company
	For The Six Months Ended June 30, 2016	February 1, 2015 to June 30, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)		(Dollars In Thousands)
Net cash provided by operating activities	$270,017	$292,196	$148,060
Net cash (used in) provided by investing activities	(2,817,169)	(625,090)	33,475
Net cash provided by (used in) financing activities	2,629,937	354,568	(70,918)
Total	$82,785	$21,674	$110,617

For The Six Months Ended June 30, 2016 (Successor Company)

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

Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio and the purchase of $2.2 billion of held-to-maturity securities issued by affiliates in conjunction with the GLAIC reinsurance transaction. See Note 3, Reinsurance and Financing Transactions and Note 12, Debt and Other Obligations for additional information on the transaction.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $278.2 million of outflows from repurchase program borrowings for the six months ended June 30, 2016 (Successor Company) and $1.0 billion of inflows of investment product and universal life net activity for the six months ended June 30, 2016 (Successor Company). Net issuance of non-recourse funding obligations was $2.2 billion during the six months ended June 30, 2016 (Successor Company), which occurred in conjunction with the GLAIC reinsurance transaction. See Note 3, Reinsurance and Financing Transactions and Note 12, Debt and Other Obligations for additional information on the transaction.

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

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For three and six months ended June 30, 2016 (Successor Company), we ceded premiums to third party reinsurers amounting to $340.6 million and $655.5 million. In addition, we had receivables from reinsurers amounting to $5.2 billion as of June 30, 2016 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

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

As of June 30, 2016 (Successor Company), we had policy liabilities and accruals of approximately $31.3 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.50%.

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

As of June 30, 2016 (Successor Company), we carried a $9.4 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,244,902	$229,799	$540,510	$654,000	$3,820,593
Stable value products(2)	2,949,925	540,145	1,697,642	701,528	10,610
Operating leases(3)	30,527	4,343	7,598	7,186	11,400
Home office lease(4)	78,622	1,453	77,169	—	—
Mortgage loan and investment commitments	925,169	867,119	58,050	—	—
Repurchase program borrowings(5)	160,002	160,002	—	—	—
Policyholder obligations(6)	41,934,704	1,671,588	3,535,544	3,479,593	33,247,979
Total	$51,323,851	$3,474,449	$5,916,513	$4,842,307	$37,090,582

(1)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.8 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $3.0 billion relates to the Golden Gate transaction that occurred in Q1 2016. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 7, Fair Value of Financial Instruments.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 13, Commitments and Contingencies, of the consolidated financial statements for more information.

MARKET RISK EXPOSURES

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 8, Derivative Financial Instruments to the consolidated condensed financial statements included in this report for additional information on our financial instruments.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2016 (Successor Company), we had outstanding mortgage loan commitments of $717.3 million at an average rate of 4.2%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2016 (Successor Company) and December 31, 2015 (Successor Company):

Credited Rate Summary
As of June 30, 2016 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$200	$1,077	$2,008	$3,285
>3% - 4%	4,034	1,194	11	5,239
>4% - 5%	1,958	14	—	1,972
>5% - 6%	212	—	—	212
Subtotal	6,404	2,285	2,019	10,708
Fixed Annuities
1%	$665	$164	$132	$961
>1% - 2%	561	491	121	1,173
>2% - 3%	2,074	179	11	2,264
>3% - 4%	273	—	—	273
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,857	834	264	4,955
Total	$10,261	$3,119	$2,283	$15,663

Percentage of Total	66%	20%	14%	100%

Credited Rate Summary
As of December 31, 2015 (Successor Company)

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$197	$1,033	$2,016	$3,246
>3% - 4%	3,648	1,603	27	5,278
>4% - 5%	1,983	14	—	1,997
>5% - 6%	215	—	—	215
Subtotal	6,043	2,650	2,043	10,736
Fixed Annuities
1%	$663	$169	$138	$970
>1% - 2%	569	496	131	1,196
>2% - 3%	2,083	248	11	2,342
>3% - 4%	278	—	—	278
>4% - 5%	287	—	—	287
>5% - 6%	3	—	—	3
Subtotal	3,883	913	280	5,076
Total	$9,926	$3,563	$2,323	$15,812

Percentage of Total	63%	23%	14%	100%

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

(b)                             Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 (Successor Company), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. If the Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner, or retain key personnel and business relationships necessary to achieve anticipated financial results. In addition, there may be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires. Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

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

The Company is a member of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides the Company with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. In recent years, the Federal Housing Finance Agency (“FHFA”) has released advisory bulletins addressing concerns associated with insurance company (as opposed to federally-backed bank) access to FHLB financial services, the state insurance regulatory framework and FHLB creditor status in the event of member insurer insolvency. In response to FHFA actions, FHLB members, the NAIC and trade groups developed model legislation that would subject insurers accessing FHLB funding to collateral requirements similar to those applicable to federally insured depository institutions. While members of the FHLB and NAIC were not able to agree on certain points, legislation based on this model has been introduced and adopted in several states and is not being opposed by the NAIC. It is unclear at this time whether or to what extent additional or new legislation or regulatory action regarding continued access to FHLB financial services will be enacted or adopted. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted a principles-based reserving methodology for life insurance and annuity reserves, but additional formulas relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, governance practices of insurers, and other items. Some of these proposed changes, including implementing a principles-based reserving methodology, require the approval of state legislatures. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

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

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a targeted effective date in 2017) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. The VAIWG expects or receive a draft of recommendations for changes to current rules and regulations in August 2016. If the proposals set forth in the Framework are adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the "Preamble") of the NAIC Financial Regulation Standards and Accreditation Program that will include within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition will subject certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).

While the recapture of business from our existing VA Captive, caused either by actions of the VAIWG or the effect of the Preamble, would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its risk-based capital ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

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

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes new requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration's Death Master File or similar databases (a "Death Database"), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Additionally, the NAIC Unclaimed Life Insurance Benefits (A) Working Group is developing a model unclaimed property law that overlaps with the NCOIL-based laws already adopted in numerous states.

The Uniform Laws Commission has adopted revisions to the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Certain states have amended or may amend their unclaimed property laws to require insurers to compare in-force and certain terminated life insurance policies, annuity contracts, and retained asset accounts against a Death Database, to investigate potential matches to determine whether the named insured is deceased, to attempt to locate and pay beneficiaries any unclaimed benefits required to be paid, and, if no beneficiary can be located, to escheat policy benefits to the appropriate state as unclaimed property. The enactment of such unclaimed property laws, may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company's financial condition and results of operations.

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

Over the last several years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market over time has resulted in increased concentration of risk for insurers, including the Company. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to it could be adversely impacted.

In addition, reinsurers face challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. If reinsurers, including those with significant exposure to international markets and European Union member states, are unable to meet their obligations, the Company would be adversely impacted.

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, a captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2016, filed on August 10, 2016, formatted in XBRL: (i) the Consolidated Condensed Statements of Income (Loss), (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by Reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 10, 2016	By:	/s/ Steven G. Walker
Steven G. Walker
Executive Vice President,
Chief Financial Officer and Controller