Form 10-Q
period 2017-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2017-05-12
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of April 26, 2017:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2017

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$855,579	$848,369
Reinsurance ceded	(319,055)	(314,874)
Net of reinsurance ceded	536,524	533,495
Net investment income	474,709	448,229
Realized investment gains (losses):
Derivative financial instruments	(60,900)	31,908
All other investments	22,841	81,709
Other-than-temporary impairment losses	(95)	(2,769)
Portion recognized in other comprehensive income (before taxes)	(5,106)	152
Net impairment losses recognized in earnings	(5,201)	(2,617)
Other income	79,383	67,178
Total revenues	1,047,356	1,159,902
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2017 - $261,400; 2016 - $299,268)	749,450	713,021
Amortization of deferred policy acquisition costs and value of business acquired	20,784	31,041
Other operating expenses, net of reinsurance ceded: (2017 - $51,761; 2016 - $49,226)	190,478	180,861
Total benefits and expenses	960,712	924,923
Income before income tax	86,644	234,979
Income tax expense	28,305	76,362
Net income	$58,339	$158,617

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Net income	$58,339	$158,617
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2017 - $86,469; 2016 - $235,285)	160,585	436,956
Reclassification adjustment for investment amounts included in net income, net of income tax: (2017 - $(1,498); 2016 - $(1,022))	(2,782)	(1,897)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2017 - $1,994; 2016 - $159)	3,701	294
Change in accumulated (loss) gain - derivatives, net of income tax: (2017 - $(362); 2016 - $0)	(672)	—
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2017 - $72; 2016 - $0)	133	—
Total other comprehensive income	160,965	435,353
Total comprehensive income	$219,304	$593,970

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2017 - $39,688,656; 2016 - $39,645,111)	$38,383,735	$37,996,577
Fixed maturities, at amortized cost (fair value: 2017 - $2,746,375; 2016 - $2,733,340)	2,758,137	2,770,177
Equity securities, at fair value (cost: 2017 - $747,476; 2016 - $729,951)	755,954	716,017
Mortgage loans (related to securitizations: 2017 - $267,267; 2016 - $277,964)	6,311,822	6,132,125
Investment real estate, net of accumulated depreciation (2017 - $291; 2016 - $252)	7,149	8,060
Policy loans	1,635,511	1,650,240
Other long-term investments	849,798	856,410
Short-term investments	297,145	315,834
Total investments	50,999,251	50,445,440
Cash	255,459	214,439
Accrued investment income	491,824	480,689
Accounts and premiums receivable	142,708	132,826
Reinsurance receivables	5,050,065	5,070,185
Deferred policy acquisition costs and value of business acquired	2,070,128	2,024,524
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2017 - $89,510; 2016 - $79,183)	674,792	687,348
Property and equipment, net of accumulated depreciation (2017 - $18,913; 2016 - $16,573)	103,198	103,706
Other assets	317,530	275,965
Income tax receivable	91,551	96,363
Assets related to separate accounts
Variable annuity	13,512,921	13,244,252
Variable universal life	935,427	895,925
Total assets	$75,438,324	$74,465,132

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
(Unaudited)

	As of
	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,625,361	$30,510,242
Unearned premiums	764,566	761,937
Total policy liabilities and accruals	31,389,927	31,272,179
Stable value product account balances	3,614,225	3,501,636
Annuity account balances	10,633,964	10,642,115
Other policyholders’ funds	1,181,951	1,165,749
Other liabilities	1,526,350	1,436,091
Deferred income taxes	1,889,755	1,790,961
Non-recourse funding obligations	2,962,601	2,973,829
Secured financing liabilities	832,225	802,721
Liabilities related to separate accounts
Variable annuity	13,512,921	13,244,252
Variable universal life	935,427	895,925
Total liabilities	68,479,346	67,725,458
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2017 and 2016 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,422,407	7,422,407
Retained earnings (deficit)	25,644	(32,695)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2017 - $(264,271); 2016 - $(349,242))	(490,789)	(648,592)
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2017 - $(1,870); 2016 - $(3,864))	(3,474)	(7,175)
Accumulated loss - derivatives, net of income tax: (2017 - $101; 2016 - $391)	188	727
Total shareowner’s equity	6,958,978	6,739,674
Total liabilities and shareowner’s equity	$75,438,324	$74,465,132

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2016	$2	$5,000	$7,422,407	$(32,695)	$(655,040)	$6,739,674
Net income for the three months ended March 31, 2017				58,339		58,339
Other comprehensive income					160,965	160,965
Comprehensive income for the three months ended March 31, 2017						219,304
Balance, March 31, 2017	$2	$5,000	$7,422,407	$25,644	$(494,075)	$6,958,978

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$58,339	$158,617
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	43,260	(111,000)
Amortization of DAC and VOBA	20,784	31,041
Capitalization of DAC	(81,898)	(80,824)
Depreciation and amortization expense	15,268	12,487
Deferred income tax	12,118	137,987
Accrued income tax	4,812	(90,737)
Interest credited to universal life and investment products	160,239	156,748
Policy fees assessed on universal life and investment products	(335,883)	(314,612)
Change in reinsurance receivables	20,120	25,817
Change in accrued investment income and other receivables	(7,999)	(47,859)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(96,788)	(31,603)
Trading securities:
Maturities and principal reductions of investments	44,041	23,280
Sale of investments	85,382	112,158
Cost of investments acquired	(114,390)	(131,030)
Other net change in trading securities	3,801	22,791
Amortization of premiums and accretion of discounts on investments and mortgage loans	142,522	97,066
Change in other liabilities	48,360	73,882
Other, net	21,036	17,280
Net cash provided by operating activities	$43,124	$61,489

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$166,329	$290,533
Sale of investments, available-for-sale	269,457	464,974
Cost of investments acquired, available-for-sale	(619,571)	(1,302,784)
Change in investments, held-to-maturity	11,000	(2,208,000)
Mortgage loans:
New lendings	(373,108)	(271,230)
Repayments	177,142	226,869
Change in investment real estate, net	832	2,644
Change in policy loans, net	14,729	15,420
Change in other long-term investments, net	(33,830)	6,230
Change in short-term investments, net	17,284	(118,460)
Net unsettled security transactions	7,361	123,117
Purchase of property and equipment	(8,023)	(2,269)
Amounts received from reinsurance transaction	—	325,800
Net cash used in investing activities	$(370,398)	$(2,447,156)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(11,000)	2,179,700
Secured financing liabilities	29,504	221,815
Dividends/Return of capital to parent company	—	(140,000)
Investment product deposits and change in universal life deposits	901,387	697,099
Investment product withdrawals	(551,597)	(552,960)
Net cash provided by financing activities	$368,294	$2,405,654
Change in cash	41,020	19,987
Cash at beginning of period	214,439	212,358
Cash at end of period	$255,459	$232,345

See Notes to the Consolidated Condensed Financial Statements

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to the Company's accounting policies during the three months ended March 31, 2017.
Accounting Pronouncements Recently Adopted
ASU No. 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies the goodwill impairment test by re-defining the concept of goodwill impairment as the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Update eliminates “Step 2” of the current goodwill impairment test, which requires entities to determine goodwill impairment by calculating the implied fair value of goodwill by remeasuring to fair value the assets and liabilities of a reporting unit as if that reporting unit had been acquired in a business combination. The Company elected to adopt the amendments in the Update in the first quarter of 2017, and will apply the revised guidance to impairment tests conducted after January 1, 2017. Application of the revised guidance did not impact the Company’s financial position or results of operations and will simplify its annual goodwill impairment test, which is generally conducted in the fourth quarter. For more details regarding the Company’s goodwill assessment process, please refer to Note 9, Goodwill.

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The additional disclosures introduced in this Update are not required for the Company, as the short-duration lines of business to which they apply are not material to the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. Early adoption will be allowed, but not before the original effective date. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, may impact several of the Company's non-core lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency. Additionally, certain non-insurance products sold from the Asset Protection Division, such as fee-for-service arrangements, may be in the scope of the revised guidance. Several application questions remain outstanding, most notably interpretive positions from the AICPA regarding the Update's application to insurance companies and products. The Company does not anticipate material financial impact from the implementation of the revised guidance. However, the Company is assessing whether changes are needed to its accounting policies, contracts, processes, or disclosures with respect to the non-insurance lines of business referenced above.
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

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption, and assessing the impact this standard will have on its operations and financial results.

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

ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. The Update will not impact the Company’s financial position or results of operations. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 31, 2018, and early adoption is permitted. Transition will be through a modified retrospective approach in which the cumulative effect of application is recorded to retained earnings at the beginning of the annual period in which an entity adopts the revised guidance. The Company is currently reviewing its systems and processes to determine whether early adoption of the revised guidance is practicable.

3.    MONY CLOSED BLOCK OF BUSINESS
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

Summarized financial information for the Closed Block as of March 31, 2017, and December 31, 2016 is as follows:

	As of
	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,868,104	$5,896,355
Policyholder dividend obligation	41,180	31,932
Other liabilities	46,257	40,007
Total closed block liabilities	5,955,541	5,968,294
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,508,439	$4,440,105
Mortgage loans on real estate	196,295	201,088
Policy loans	705,640	712,959
Cash	47,203	108,270
Other assets	136,975	135,794
Total closed block assets	5,594,552	5,598,216
Excess of reported closed block liabilities over closed block assets	360,989	370,078
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(171,450) and $(197,450); and net of income tax: $60,008 and $69,107	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$360,989	$370,078
Reconciliation of the policyholder dividend obligation is as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$31,932	$—
Applicable to net revenue (losses)	(16,753)	(19,572)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	26,001	116,080
Policyholder dividend obligation, end of period	$41,180	$96,508

Closed Block revenues and expenses were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and other income	$42,836	$43,919
Net investment income	51,359	50,867
Net investment gains	63	187
Total revenues	94,258	94,973
Benefits and other deductions
Benefits and settlement expenses	80,108	80,055
Other operating expenses	166	1,025
Total benefits and other deductions	80,274	81,080
Net revenues before income taxes	13,984	13,893
Income tax expense	4,895	4,863
Net revenues	$9,089	$9,030
4.    INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Fixed maturities	$9,490	$5,702
Equity securities	(9)	(166)
Impairments	(5,201)	(2,617)
Modco trading portfolio	18,552	78,154
Other investments	(5,192)	(1,981)
Total realized gains (losses) - investments	$17,640	$79,092
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Gross realized gains	$10,738	$9,029
Gross realized losses:
Impairment losses	$(5,201)	$(2,617)
Realized losses from sales	$(1,257)	$(3,493)

The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$169,134	$306,231
Gains realized	$10,738	$9,029

Securities in an unrealized loss position(1):
Fair value (proceeds)	$12,452	$53,687
Losses realized	$(1,257)	$(3,493)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,979,140	$11,023	$(28,724)	$1,961,439	$(4)
Commercial mortgage-backed securities	1,820,862	3,142	(38,426)	1,785,578	—
Other asset-backed securities	1,177,426	22,172	(17,148)	1,182,450	—
U.S. government-related securities	1,310,138	401	(35,744)	1,274,795	—
Other government-related securities	251,144	4,103	(12,058)	243,189	—
States, municipals, and political subdivisions	1,776,716	1,811	(105,803)	1,672,724	—
Corporate securities	28,634,946	210,501	(1,315,083)	27,530,364	(5,340)
Preferred stock	94,362	316	(5,404)	89,274	—
	37,044,734	253,469	(1,558,390)	35,739,813	(5,344)
Equity securities	741,938	16,704	(8,226)	750,416	—
Short-term investments	245,896	—	—	245,896	—
	$38,032,568	$270,173	$(1,566,616)	$36,736,125	$(5,344)

As of December 31, 2016
Fixed maturities:
Residential mortgage-backed securities	$1,904,165	$10,737	$(25,295)	$1,889,607	$(9)
Commercial mortgage-backed securities	1,820,644	2,455	(40,602)	1,782,497	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	251,197	1,526	(14,797)	237,926	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,655,364	151,383	(1,582,098)	27,224,649	(11,030)
Preferred stock	94,362	—	(8,519)	85,843	—
	37,005,251	189,488	(1,838,022)	35,356,717	(11,039)
Equity securities	722,868	7,751	(21,685)	708,934	—
Short-term investments	263,185	—	—	263,185	—
	$37,991,304	$197,239	$(1,859,707)	$36,328,836	$(11,039)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.
As of March 31, 2017 and December 31, 2016, the Company had an additional $2.6 billion and $2.6 billion of fixed maturities, $5.5 million and $7.1 million of equity securities, and $51.2 million and $52.6 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2017, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$581,578	$582,465	$—	$—
Due after one year through five years	6,517,012	6,516,520	—	—
Due after five years through ten years	7,697,777	7,618,850	—	—
Due after ten years	22,248,367	21,021,978	2,758,137	2,746,375
	$37,044,734	$35,739,813	$2,758,137	$2,746,375
The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed or equity maturities.

	For The Three Months Ended March 31,
	2017
	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(95)	$—	$(95)
Non-credit impairment losses recorded in other comprehensive income	(5,106)	—	(5,106)
Net impairment losses recognized in earnings	$(5,201)	$—	$(5,201)

	For The Three Months Ended March 31,
	2016
	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(2,769)	$—	$(2,769)
Non-credit impairment losses recorded in other comprehensive income	152	—	152
Net impairment losses recognized in earnings	$(2,617)	$—	$(2,617)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three months ended March 31, 2017 and 2016.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Beginning balance	$12,685	$22,761
Additions for newly impaired securities	—	2,092
Additions for previously impaired securities	—	525
Reductions for previously impaired securities due to a change in expected cash flows	(12,685)	(22,759)
Reductions for previously impaired securities that were sold in the current period	—	—
Ending balance	$—	$2,619

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,128,994	$(24,690)	$159,309	$(4,034)	$1,288,303	$(28,724)
Commercial mortgage-backed securities	1,418,325	(34,102)	97,152	(4,324)	1,515,477	(38,426)
Other asset-backed securities	260,723	(5,836)	173,891	(11,312)	434,614	(17,148)
U.S. government-related securities	1,214,007	(35,744)	2	—	1,214,009	(35,744)
Other government-related securities	71,542	(1,267)	80,422	(10,791)	151,964	(12,058)
States, municipalities, and political subdivisions	1,030,078	(63,063)	546,377	(42,740)	1,576,455	(105,803)
Corporate securities	11,238,460	(391,820)	9,398,629	(923,263)	20,637,089	(1,315,083)
Preferred stock	59,654	(3,446)	18,980	(1,958)	78,634	(5,404)
Equities	148,787	(2,702)	70,384	(5,524)	219,171	(8,226)
	$16,570,570	$(562,670)	$10,545,146	$(1,003,946)	$27,115,716	$(1,566,616)
RMBS and CMBS had gross unrealized losses greater than twelve months of $4.0 million and $4.3 million, respectively, as of March 31, 2017. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $11.3 million as of March 31, 2017. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $10.8 million as of March 31, 2017. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $42.7 million as of March 31, 2017. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $923.3 million as of March 31, 2017. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information
As of March 31, 2017, the Company had a total of 2,171 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016:

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
RMBS and CMBS had gross unrealized losses greater than twelve months of $4.1 million and $4.0 million, respectively, as of December 31, 2016. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $11.4 million as of December 31, 2016. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the FFELP. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $41.7 million as of December 31, 2016. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $1.1 billion as of December 31, 2016. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information
As of March 31, 2017, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.0 billion and had an amortized cost of $2.0 billion. In addition, included in the Company’s trading portfolio, the Company held $259.8 million of securities which were rated below investment grade. Approximately $360.0 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Fixed maturities	$223,348	$630,716
Equity securities	14,568	(70)

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2017 and December 31, 2016, are as follows:

As of March 31, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$668,137	$—	$(55,005)	$613,132	$—
Steel City LLC	2,090,000	43,243	—	2,133,243	—
	$2,758,137	$43,243	$(55,005)	$2,746,375	$—

As of December 31, 2016	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—
During the three months ended March 31, 2017 and 2016, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $43.2 million of gross unrecognized holding gains and $55.0 million of gross unrecognized holding losses by maturity as of March 31, 2017. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
The Company’s held-to-maturity securities had $30.4 million of gross unrecognized holding gains and $67.2 million of gross unrecognized holding losses by maturity as of December 31, 2016. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information.
Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or “Codification”) (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a VIE. If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain") as of March 31, 2017 and December 31, 2016, that was determined to be a VIE.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 10, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of March 31, 2017, no payments have been made or required related to this guarantee.
5.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

a.	Quoted prices for similar assets or liabilities in active markets

b.	Quoted prices for identical or similar assets or liabilities in non-active markets

c.	Inputs other than quoted market prices that are observable

d.	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•
Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,961,439	$—	$1,961,439
Commercial mortgage-backed securities	—	1,785,578	—	1,785,578
Other asset-backed securities	—	625,514	556,936	1,182,450
U.S. government-related securities	1,009,732	265,063	—	1,274,795
State, municipalities, and political subdivisions	—	1,672,724	—	1,672,724
Other government-related securities	—	243,189	—	243,189
Corporate securities	—	26,863,659	666,705	27,530,364
Preferred stock	70,294	18,980	—	89,274
Total fixed maturity securities - available-for-sale	1,080,026	33,436,146	1,223,641	35,739,813
Fixed maturity securities - trading
Residential mortgage-backed securities	—	255,779	—	255,779
Commercial mortgage-backed securities	—	154,760	—	154,760
Other asset-backed securities	—	112,548	68,752	181,300
U.S. government-related securities	44,458	4,517	—	48,975
State, municipalities, and political subdivisions	—	312,095	—	312,095
Other government-related securities	—	63,369	—	63,369
Corporate securities	—	1,618,360	5,504	1,623,864
Preferred stock	3,780	—	—	3,780
Total fixed maturity securities - trading	48,238	2,521,428	74,256	2,643,922
Total fixed maturity securities	1,128,264	35,957,574	1,297,897	38,383,735
Equity securities	690,166	—	65,788	755,954
Other long-term investments(1)	57,787	354,429	103,895	516,111
Short-term investments	254,071	43,074	—	297,145
Total investments	2,130,288	36,355,077	1,467,580	39,952,945
Cash	255,459	—	—	255,459
Assets related to separate accounts
Variable annuity	13,512,921	—	—	13,512,921
Variable universal life	935,427	—	—	935,427
Total assets measured at fair value on a recurring basis	$16,834,095	$36,355,077	$1,467,580	$54,656,752
Liabilities:
Annuity account balances(2)	$—	$—	$86,415	$86,415
Other liabilities(1)	12,152	275,308	438,801	726,261
Total liabilities measured at fair value on a recurring basis	$12,152	$275,308	$525,216	$812,676

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,889,604	$3	$1,889,607
Commercial mortgage-backed securities	—	1,782,497	—	1,782,497
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	237,926	—	237,926
Corporate securities	—	26,560,603	664,046	27,224,649
Preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities - available-for-sale	1,068,801	33,061,263	1,226,653	35,356,717
Fixed maturity securities - trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Preferred stock	3,985	—	—	3,985
Total fixed maturity securities - trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,584,659	1,316,708	37,996,577
Equity securities	650,231	—	65,786	716,017
Other long-term investments(1)(3)	82,420	335,497	115,516	533,433
Short-term investments	313,835	1,999	—	315,834
Total investments	2,141,696	35,922,155	1,498,010	39,561,861
Cash	214,439	—	—	214,439
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,496,312	$35,922,155	$1,498,010	$53,916,477
Liabilities:
Annuity account balances(2)	$—	$—	$87,616	$87,616
Other liabilities(1)	13,004	255,241	405,803	674,048
Total liabilities measured at fair value on a recurring basis	$13,004	$255,241	$493,419	$761,664

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) During 2016, the Company revised its methodology for assessing inputs to its valuation of certain centrally cleared derivatives. This change in estimate resulted in a transfer of $169.4 million in other long-term investments and $120.0 million in other liabilities from Level 1 to Level 2 of the fair value hierarchy.

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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2017.

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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2017, the Company held $4.9 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of March 31, 2017, the Company held $625.7 million of Level 3 ABS, which included $556.9 million of other asset-backed securities classified as available-for-sale and $68.8 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of March 31, 2017, the Company classified approximately $31.0 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of March 31, 2017, the Company classified approximately $672.2 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of March 31, 2017, the Company held approximately $65.8 million of equity securities classified as Level 2 and Level 3. Of this total, $65.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other long-term investments and Other liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2017, 81.4% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)-Derivative financial instruments”. Refer to Note 6, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of March 31, 2017, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $158.2 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of March 31, 2017 was $34.0 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 6, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $28.4 million as of March 31, 2017. As of March 31, 2017, no payments have been triggered under this agreement, however, certain interest support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of March 31, 2017, no payments have been triggered under this agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of March 31, 2017 was $2.0 million. As of March 31, 2017, no payments have been made under these agreements.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of March 31, 2017, was $3.7 million. As of March 31, 2017, no payments have been made under these agreements.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of March 31, 2017, was a liability of $72.0 million.

Annuity account balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of March 31, 2017 is $86.4 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$556,782	Liquidation	Liquidation value	$88 - $97.26 ($94.97)
		Discounted cash flow	Liquidity premium	0.46% - 1.15% (0.75%)
			Paydown rate	11.06% - 12.19% (11.41%)
Corporate securities	639,904	Discounted cash flow	Spread over treasury	0.88% - 4.55% (1.85%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$2,983	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.14% - 0.98%
Embedded derivative - FIA	170,215	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.14% - 0.98%
Embedded derivative - IUL	51,385	Actuarial cash flow model	Mortality	38% - 153% of 2015 VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.14% - 0.98%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of March 31, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $101.3 million of financial instruments being classified as Level 3 as of March 31, 2017. Of the $101.3 million, $68.9 million are other asset-backed securities and $32.3 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2017, the Company held $65.7 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$553,308	Liquidation	Liquidation value	$88 - $97.25 ($95.04)
Corporate securities	638,279	Discounted cash flow	Spread over treasury	0.31% - 4.50% (2.04%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$7,031	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.09%
Embedded derivative - FIA	147,368	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.09%
Embedded derivative - IUL	46,051	Actuarial cash flow model	Mortality	38% - 153% of 2015 VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.09%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2016, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $125.2 million of financial instruments being classified as Level 3 as of December 31, 2016. Of the $125.2 million, $93.9 million are other asset backed securities and $31.3 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2016, the Company held $65.7 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.
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
The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease and decreases when spreads increase.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	—	3,530	—	(831)	—	(2,015)	—	—	(6,643)	291	556,936	—
Corporate securities	664,046	—	7,771	—	(282)	37,259	(38,884)	—	—	(2,647)	(558)	666,705	—
Total fixed maturity securities - available-for-sale	1,226,653	—	11,301	—	(1,113)	37,259	(40,902)	—	—	(9,290)	(267)	1,223,641	—
Fixed maturity securities - trading
Other asset-backed securities	84,563	3,474	—	(586)	—	—	(19,308)	—	—	—	609	68,752	2,888
Corporate securities	5,492	34	—	—	—	—	—	—	—	—	(22)	5,504	34
Total fixed maturity securities - trading	90,055	3,508	—	(586)	—	—	(19,308)	—	—	—	587	74,256	2,922
Total fixed maturity securities	1,316,708	3,508	11,301	(586)	(1,113)	37,259	(60,210)	—	—	(9,290)	320	1,297,897	2,922
Equity securities	65,786	—	—	—	—	—	—	—	—	3	(1)	65,788	1
Other long-term investments(1)	115,516	5,245	—	(16,866)	—	—	—	—	—	—	—	103,895	(11,621)
Total investments	1,498,010	8,753	11,301	(17,452)	(1,113)	37,259	(60,210)	—	—	(9,287)	319	1,467,580	(8,698)
Total assets measured at fair value on a recurring basis	$1,498,010	$8,753	$11,301	$(17,452)	$(1,113)	$37,259	$(60,210)	$—	$—	$(9,287)	$319	$1,467,580	$(8,698)
Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(887)	$—	$—	$—	$180	$2,268	—	$—	$86,415	$—
Other liabilities(1)	405,803	15,280	—	(48,278)	—	—	—	—	—	—	—	438,801	(32,998)
Total liabilities measured at fair value on a recurring basis	$493,419	$15,280	$—	$(49,165)	$—	$—	$—	$180	$2,268	$—	$—	$525,216	$(32,998)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2017, there were an immaterial amount of securities transferred into Level 3.
For the three months ended March 31, 2017, $9.3 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of March 31, 2017.
For the three months ended March 31, 2017, there were no transfers of securities from Level 2 to Level 1.
For the three months ended March 31, 2017, there were no transfers of securities from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2016, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	587,031	6,859	—	—	(13,057)	—	(50,820)	—	—	7,457	361	537,831	—
Corporate securities	902,119	—	14,922	(4,135)	(6,287)	16,000	(24,742)	—	—	(61,179)	(2,961)	833,737	—
Total fixed maturity securities - available-for-sale	1,489,153	6,859	14,922	(4,135)	(19,344)	16,000	(75,562)	—	—	(53,722)	(2,600)	1,371,571	—
Fixed maturity securities - trading
Other asset-backed securities	152,912	228	—	(934)	—	—	(1,603)	—	—	172	(92)	150,683	(709)
Corporate securities	18,225	308	—	(259)	—	—	(4,072)	—	—	(8,479)	(46)	5,677	216
Total fixed maturity securities - trading	171,137	536	—	(1,193)	—	—	(5,675)	—	—	(8,307)	(138)	156,360	(493)
Total fixed maturity securities	1,660,290	7,395	14,922	(5,328)	(19,344)	16,000	(81,237)	—	—	(62,029)	(2,738)	1,527,931	(493)
Equity securities	66,504	—	—	—	—	—	—	—	—	—	—	66,504	—
Other long-term investments(1)	68,384	4,217	—	(16,982)	—	1,429	—	—	—	—	—	57,048	(12,765)
Total investments	1,795,178	11,612	14,922	(22,310)	(19,344)	17,429	(81,237)	—	—	(62,029)	(2,738)	1,651,483	(13,258)
Total assets measured at fair value on a recurring basis	$1,795,178	$11,612	$14,922	$(22,310)	$(19,344)	$17,429	$(81,237)	$—	$—	$(62,029)	$(2,738)	$1,651,483	$(13,258)
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(566)	$—	$—	$—	$187	$3,142	$—	$—	$90,123	$—
Other liabilities(1)	375,848	368	—	(120,758)	—	—	—	—	—	—	—	496,238	(120,390)
Total liabilities measured at fair value on a recurring basis	$468,360	$368	$—	$(121,324)	$—	$—	$—	$187	$3,142	$—	$—	$586,361	$(120,390)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2016, there were $44.1 million transfers of securities into Level 3.
For the three months ended March 31, 2016, $106.1 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of March 31, 2016.
For the three months ended March 31, 2016, there were $12.2 million securities transferred from Level 2 to Level 1.
For the three months ended March 31, 2016, there were $0.1 million securities transferred from Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2017		December 31, 2016
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,311,822	$6,180,585	$6,132,125	$5,930,992
Policy loans	3	1,635,511	1,635,511	1,650,240	1,650,240
Fixed maturities, held-to-maturity(1)	3	2,758,137	2,746,375	2,770,177	2,733,340
Liabilities:
Stable value product account balances	3	$3,614,225	$3,607,767	$3,501,636	$3,488,877
Future policy benefits and claims(2)	3	216,520	216,520	221,634	221,658
Other policyholders' funds(3)	3	134,329	135,090	135,367	136,127

Debt:
Non-recourse funding obligations(4)	3	$2,962,601	$2,951,336	$2,973,829	$2,939,387

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) As March 31, 2017, $2.7 billion in carrying amount and fair value relate to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2016, $2.7 billion in carrying amount and fair value relate to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
6.    DERIVATIVE FINANCIAL INSTRUMENTS
Types of Derivative Instruments and Derivative Strategies
The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through the Company’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.
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
Derivatives Related to Foreign Currency Exchange Risk Management
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
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses)-Derivative financial instruments.”
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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$3,448	$37,801
Equity futures - VA	(30,817)	(3,228)
Currency futures - VA	(6,256)	(6,158)
Equity options - VA	(40,185)	16,304
Interest rate swaptions - VA	(1,469)	(2,234)
Interest rate swaps - VA	(8,957)	125,593
Embedded derivative - GLWB	10,016	(66,676)
Funds withheld derivative	47,469	(7,798)
Total derivatives related to VA contracts	(26,751)	93,604
Derivatives related to FIA contracts:
Embedded derivative - FIA	(12,411)	(2,162)
Equity futures - FIA	297	1,382
Volatility futures - FIA	—	—
Equity options - FIA	10,700	(5,562)
Total derivatives related to FIA contracts	(1,414)	(6,342)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(2,090)	(738)
Equity futures - IUL	(799)	(219)
Equity options - IUL	2,891	(27)
Total derivatives related to IUL contracts	2	(984)
Embedded derivative - Modco reinsurance treaties	(17,865)	(58,355)
Derivatives with PLC(1)	(14,875)	4,030
Other derivatives	3	(45)
Total realized gains (losses) - derivatives	$(60,900)	$31,908

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:
Realized investment gains (losses) - all other investments

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Modco trading portfolio(1)	$18,552	$78,154

(1) The Company elected to include the use of alternate disclosures for trading activities.
The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship. The Company did not have any derivatives that qualified as a cash flow hedging relationships for the three months ended March 31, 2016:

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Three Months Ended March 31, 2017
Foreign currency swaps	$(1,034)	$(205)	$—
Total	$(1,034)	$(205)	$—
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

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	March 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$—	$—	$117,178	$132
Derivatives not designated as hedging instruments:
Interest rate swaps	1,040,000	43,730	1,135,000	71,644
Derivatives with PLC(1)	2,780,731	34,004	2,808,807	48,878
Embedded derivative - Modco reinsurance treaties	64,310	616	64,123	2,573
Embedded derivative - GLWB	2,146,176	69,274	2,045,529	64,064
Interest rate futures	698,352	1,917	102,587	894
Equity futures	445,702	1,769	654,113	5,805
Currency futures	—	—	340,058	7,883
Equity options	4,459,031	363,614	3,944,444	328,908
Interest rate swaptions	225,000	1,034	225,000	2,503
Other	157	153	212	149
	$11,859,459	$516,111	$11,437,051	$533,433
Other liabilities
Cash flow hedges:
Foreign currency swaps	$117,178	$485	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	822,500	1,953	575,000	10,208
Embedded derivative - Modco reinsurance treaties	2,437,200	150,924	2,450,692	141,301
Funds withheld derivative	1,556,518	72,041	1,557,237	91,267
Embedded derivative - GLWB	1,770,287	66,277	1,849,400	71,082
Embedded derivative - FIA	1,610,708	170,215	1,496,346	147,368
Embedded derivative - IUL	120,218	51,385	103,838	46,051
Interest rate futures	769,621	922	993,842	6,611
Equity futures	280,278	3,987	102,667	2,907
Currency futures	298,852	6,234	—	—
Equity options	3,020,620	201,838	2,590,160	157,253
	$12,803,980	$726,261	$11,719,182	$674,048

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.
During the first quarter 2016, the Company revised its methodology for estimating notional amounts associated with the YRT Support Agreements among certain of its affiliates. The Company's revised approach reflects its position that no reasonably estimable notional amounts exist for the YRT Support Agreements, which contain payment positions based on the movement of the underlying premium rates, as described in Note 5, Fair Value of Financial Instruments. Current period amounts disclosed above reflect this change in estimate, which did not impact the Company's financial position or results of operations.

7.    OFFSETTING OF ASSETS AND LIABILITIES
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
The tables below present the assets and liabilities subject to master netting agreements as of March 31, 2017.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$412,064	$—	$412,064	$206,954	$96,785	$108,325
Total derivatives, subject to a master netting arrangement or similar arrangement	412,064	—	412,064	206,954	96,785	108,325
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	616	—	616	—	—	616
Embedded derivative - GLWB	69,274	—	69,274	—	—	69,274
Derivatives with PLC	34,004	—	34,004	—	—	34,004
Other	153	—	153	—	—	153
Total derivatives, not subject to a master netting arrangement or similar arrangement	104,047	—	104,047	—	—	104,047
Total derivatives	516,111	—	516,111	206,954	96,785	212,372
Total Assets	$516,111	$—	$516,111	$206,954	$96,785	$212,372

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$215,419	$—	$215,419	$206,954	$8,465	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	215,419	—	215,419	206,954	8,465	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	150,924	—	150,924	—	—	150,924
Funds withheld derivative	72,041	—	72,041	—	—	72,041
Embedded derivative - GLWB	66,277	—	66,277	—	—	66,277
Embedded derivative - FIA	170,215	—	170,215	—	—	170,215
Embedded derivative - IUL	51,385	—	51,385	—	—	51,385
Total derivatives, not subject to a master netting arrangement or similar arrangement	510,842	—	510,842	—	—	510,842
Total derivatives	726,261	—	726,261	206,954	8,465	510,842
Repurchase agreements(1)	787,652	—	787,652	787,652	—	—
Total Liabilities	$1,513,913	$—	$1,513,913	$994,606	$8,465	$510,842

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	64,064	—	64,064	—	—	64,064
Derivatives with PLC	48,878	—	48,878	—	—	48,878
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	115,664	—	115,664	—	—	115,664
Total derivatives	533,433	—	533,433	171,384	100,890	261,159
Total Assets	$533,433	$—	$533,433	$171,384	$100,890	$261,159

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Funds withheld derivative	91,267	—	91,267	—	—	91,267
Embedded derivative - GLWB	71,082	—	71,082	—	—	71,082
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	497,069	—	497,069	—	—	497,069
Total derivatives	674,048	—	674,048	171,384	5,595	497,069
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,471,769	$—	$1,471,769	$171,384	$5,595	$1,294,790

(1) Borrowings under repurchase agreements are for a term less than 90 days.
8.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2017, the Company’s mortgage loan holdings were approximately $6.3 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2017, assuming the loans are called at their next call dates, approximately $119.9 million of principal would become due for the remainder of 2017, $957.5 million in 2018 through 2022, $129.8 million in 2023 through 2027, and $10.1 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2017, and December 31, 2016, approximately $613.5 million and $595.2 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2017 and 2016, the Company recognized $6.8 million and $6.8 million, respectively, of participating mortgage loan income.

As of March 31, 2017, approximately $2.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2017, the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2017.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2017, $2.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2017.
As of March 31, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the three months ended March 31, 2017.
As of March 31, 2017, and December 31, 2016, the Company had an allowance for mortgage loan credit losses of $5.1 million and $0.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

	As of
	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
Beginning balance	$724	$—
Charge offs	—	(4,682)
Recoveries	(724)	—
Provision	5,087	5,406
Ending balance	$5,087	$724

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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of March 31, 2017	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$1,968	$—	$1,235	$3,203
Number of delinquent commercial mortgage loans	2	—	1	3

As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4
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

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
As of March 31, 2017	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$1,235	$1,186	$—	$1,235	$—	$—
With an allowance recorded	9,573	9,562	5,087	9,573	101	101

As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
Mortgage loans that were modified in a troubled debt restructuring as of March 31, 2017 and December 31, 2016 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of March 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$739	$739

As of December 31, 2016
Troubled debt restructuring:
Commercial mortgage loans	1	$468	$468

9.    GOODWILL
During the year ended December 31, 2016, the Company increased its goodwill balance by approximately $61.0 million in the Asset Protection segment, which was attributed to the US Warranty acquisition. The balance of goodwill for the Company as of March 31, 2017 was $793.5 million. There has been no change to goodwill during the three months ended March 31, 2017.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2016, the Company performed its annual evaluation of goodwill based on information as of October 1, 2016, and determined that no adjustment to impair goodwill was necessary. During the three months ended March 31, 2017, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate. Accordingly, no impairment to the Company’s goodwill balance has been recorded.
10.    DEBT AND OTHER OBLIGATIONS
The Company has the ability to borrow on an unsecured basis under a Credit Facility up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2017. PLC had an outstanding balance of $340.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2017.
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the "Steel City Notes") with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a non-recourse funding obligation issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of March 31, 2017, the aggregate principal balance of the Steel City Notes was $2.09 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of March 31, 2017, no payments have been made under these agreements.

In connection with the transaction outlined above, Golden Gate had a $2.09 billion outstanding non-recourse funding obligation as of March 31, 2017. This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
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
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of outstanding non-recourse funding obligations as of March 31, 2017. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2017, securities related to $58.6 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $220.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $296.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of March 31, 2017, no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the three months ended March 31, 2017, the Company and its affiliates did not repurchase any of its outstanding non-recourse funding obligations, at a discount. During the three months ended March 31, 2016, the Company and its affiliates repurchased $11.3 million of its outstanding non-recourse funding obligations, at a discount. These repurchases did not result in a material gain or loss for the Company.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2017, the principal balance of the Red Mountain note was $580 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $128.3 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of March 31, 2017, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $580 million outstanding non-recourse funding obligation as of March 31, 2017. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of March 31, 2017, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,090,000	$2,090,000	2039	4.75%
Golden Gate II Captive Insurance Company	278,949	227,551	2052	1.57%
Golden Gate V Vermont Captive Insurance Company(2)(3)	580,000	642,599	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,451	2024	6.19%
Total	$2,950,040	$2,962,601

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3) Fixed rate obligations.
Non-recourse funding obligations outstanding as of December 31, 2016, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,116,000	$2,116,000	2039	4.75%
Golden Gate II Captive Insurance Company	278,949	227,338	2052	1.30%
Golden Gate V Vermont Captive Insurance Company(2)(3)	565,000	628,025	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,466	2024	6.19%
Total	$2,961,040	$2,973,829

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3) Fixed rate obligations.
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of WCL. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, Golden Gate III entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022, to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions had been met. On June 25, 2014, Golden Gate III entered into a Third Amended and Restated Reimbursement Agreement with UBS (the “Third Amended and Restated Reimbursement Agreement”), which amended and restated the Second Amended and Restated Reimbursement Agreement. Under the Third Amended and Restated Reimbursement Agreement, a new LOC in an initial amount of $915 million was issued by UBS in replacement of the existing LOC issued under the Second Amended and Restated Reimbursement Agreement. The term of the LOC was extended from October 1, 2023 to April 1, 2025, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $720 million to $935 million in 2015. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013, and on June 25, 2014, to include additional blocks of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Pursuant to the terms of the Third Amended and Restated Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $935.0 million in 2015. As of March 31, 2017, the LOC balance was $925 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $122.5 million and will be paid in three installments with the last payment occurring in 2021, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Third Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Third Amended and Restated Reimbursement Agreement. As of March 31, 2017, no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC balance reached its scheduled peak amount of $790 million during 2016 and remained at this level as of March 31, 2017. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of March 31, 2017, no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2017, the fair value of securities pledged under the repurchase program was $856.6 million, and the repurchase obligation of $787.7 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 90 basis points). During the three months ended March 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $842.7 million (at an average borrowing rate of 71 basis points) during the three months ended March 31, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million, and the repurchase obligation of $797.7 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2017, securities with a market value of $37.9 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of March 31, 2017, the fair value of the collateral related to this program was $39.6 million and the Company has an obligation to return $39.6 million of collateral to the securities borrowers.

The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of March 31, 2017 and December 31, 2016:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2017
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$346,440	$13,666	$—	$—	$360,106
Mortgage loans	496,528	—	—	—	496,528
Total repurchase agreements and repurchase-to-maturity transactions	842,968	13,666	—	—	856,634
Securities lending transactions
Corporate securities	35,557	—	—	—	35,557
Equity securities	1,907	—	—	—	1,907
Preferred stock	436	—	—	—	436
Total securities lending transactions	37,900	—	—	—	37,900
Total securities	$880,868	$13,666	$—	$—	$894,534
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2016
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$357,705	$23,758	$—	$—	$381,463
State and municipal securities	—	—	—	—	—
Other asset-backed securities	—	—	—	—	—
Corporate securities	—	—	—	—	—
Equity securities	—	—	—	—	—
Non-U.S. sovereign debt	—	—	—	—	—
Mortgage loans	480,269	—	—	—	480,269
Total securities	$837,974	$23,758	$—	$—	$861,732
11.    COMMITMENTS AND CONTINGENCIES
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

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
12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost of PLC's defined benefit pension plan for the three months ended March 31, 2017 and 2016, are as follows:

	For The Three Months Ended March 31,
	2017		2016
	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,348	$334	$2,906	$313
Interest cost on projected benefit obligation	2,191	297	2,737	438
Expected return on plan assets	(3,352)	—	(3,605)	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial losses	—	118	—	—
Preliminary net periodic benefit cost	2,187	749	2,038	751
Settlement/curtailment expense	—	—	—	—
Total net periodic benefit costs	$2,187	$749	$2,038	$751
During the three months ended March 31, 2017, PLC did not make a contribution to its defined benefit pension plan for the 2016 plan year or 2017 plan year. PLC will make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2017, and December 31, 2016.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2016	$(655,767)	$727	$(655,040)
Other comprehensive income (loss) before reclassifications	160,585	(672)	159,913
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	3,701	—	3,701
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(2,782)	133	(2,649)
Net current-period other comprehensive income (loss)	161,504	(539)	160,965
Ending Balance, March 31, 2017	$(494,263)	$188	$(494,075)

(1) See Reclassification table below for details.
(2)  As of March 31, 2017, net unrealized losses reported in AOCI were offset by $348.4 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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
(2)  As of December 31, 2015 and December 31, 2016, net unrealized losses reported in AOCI were offset by $623.0 million and $424.1 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2017 and 2016.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended March 31, 2017	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(205)	Benefits and settlement expenses, net of reinsurance ceded
	(205)	Total before tax
	72	Tax (expense) or benefit
	$(133)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$9,481	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5,201)	Net impairment losses recognized in earnings
	4,280	Total before tax
	(1,498)	Tax (expense) or benefit
	$2,782	Net of tax

(1) See Note 6, Derivative Financial Instruments for additional information
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended March 31, 2016	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$5,536	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,617)	Net impairment losses recognized in earnings
	2,919	Total before tax
	(1,022)	Tax (expense) or benefit
	$1,897	Net of tax
14.    INCOME TAXES
In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. As a result, pending a routine review by Congress’ Joint Committee on Taxation, which was finalized without change subsequent to quarter end, the Company expects to receive an approximate $6.2 million net refund in a future period.
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

There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending March 31, 2017. The Company believes that in the next 12 months, none of the unrecognized tax benefits at March 31, 2017 will be significantly increased or reduced.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Nevertheless, certain of these pre-2014 years have pending U.S. tax refunds. Due to their size, as of quarter end these refunds were being reviewed by Congress' Joint Committee on Taxation. Subsequent to quarter end, the Company received notification that the Joint Committee review was complete and that no changes were made. The underlying federal statutes of limitations are expected to close in due course on or before September 30, 2018. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction is expected to generate an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the U.S. income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2017 and December 31, 2016.
The Company used its respective estimates of its annual 2017 and 2016 incomes in computing its effective income tax rates for the three months ended March 31, 2017 and 2016. The effective tax rates for the three months ended March 31, 2017 and 2016, were 32.7% and 32.5%, respectively.
15.    OPERATING SEGMENTS
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

•
The Asset Protection segment markets extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

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
In filings prior to the Company's 2016 Form 10-K, "Pre-tax adjusted operating income (loss)" was referred to as "Pre-tax operating income", "Operating income before tax", or "Segment operating income". In addition, we referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but the Company has modified the labels to provide further clarity that these measures are non-GAAP measures.
There were no significant intersegment transactions during the three months ended March 31, 2017 and 2016.

The following tables presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Revenues
Life Marketing	$397,072	$381,074
Acquisitions	401,367	424,807
Annuities	109,856	218,516
Stable Value Products	40,843	29,902
Asset Protection	90,344	73,679
Corporate and Other	7,874	31,924
Total revenues	$1,047,356	$1,159,902
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$20,077	13,126
Acquisitions	53,667	68,653
Annuities	42,061	45,276
Stable Value Products	23,899	14,448
Asset Protection	3,951	4,257
Corporate and Other	(34,362)	(34,743)
Pre-tax adjusted operating income	109,293	111,017
Realized (losses) gains on investments and derivatives	(22,649)	123,962
Income before income tax	86,644	234,979
Income tax expense	(28,305)	(76,362)
Net income	$58,339	$158,617

Pre-tax adjusted operating income	$109,293	$111,017
Adjusted operating income tax (expense) benefit	(36,232)	(32,975)
After-tax adjusted operating income	73,061	78,042
Realized (losses) gains on investments and derivatives	(22,649)	123,962
Income tax benefit (expense) on adjustments	7,927	(43,387)
Net income	$58,339	$158,617

Realized investment (losses) gains:
Derivative financial instruments	$(60,900)	$31,908
All other investments	22,841	81,709
Net impairment losses recognized in earnings	(5,201)	(2,617)
Less: related amortization(1)	(10,744)	(4,050)
Less: VA GLWB economic cost	(9,867)	(8,912)
Realized (losses) gains on investments and derivatives	$(22,649)	$123,962

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of March 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,257,880	$19,629,308	$20,337,137	$3,486,857
DAC and VOBA	1,246,081	102,691	680,597	4,999
Other intangibles	295,923	36,465	180,116	8,556
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,000,158	$19,782,988	$21,534,527	$3,614,225

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$852,905	$13,335,847	$71,899,934
DAC and VOBA	35,760	—	2,070,128
Other intangibles	141,216	12,516	674,792
Goodwill	128,182	—	793,470
Total assets	$1,158,063	$13,348,363	$75,438,324

	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,905	$19,679,690	$20,076,818	$3,373,646
DAC and VOBA	1,218,944	106,532	655,618	5,455
Other intangibles	300,664	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,252,562	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$858,648	$12,920,083	$70,959,790
DAC and VOBA	37,975	—	2,024,524
Other intangibles	143,865	13,545	687,348
Goodwill	128,182	—	793,470
Total assets	$1,168,670	$12,933,628	$74,465,132
16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to March 31, 2017, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
OVERVIEW
Our Business
We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC. Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, PLC and the Company remain SEC registrants for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.
We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments and make adjustments to our segment reporting as needed.
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

•
Acquisitions - We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•
Asset Protection - We market extended service contracts, guaranteed asset protection ("GAP") products, credit life and disability insurance, and specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

•
Corporate and Other - This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries.

RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•
exposure to the risks of natural and man-made disasters, catastrophes, diseases, epidemics, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

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

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation could adversely impact our business, results of operations, or financial condition;
Financial Environment

•	interest rate fluctuations or sustained periods of high or low interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	credit market volatility or disruption could adversely impact our financial condition or results from operations;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be adversely affected by a ratings downgrade or other negative action by a ratings organization;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

•
we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations, financial condition, and capital position;

•	we could be adversely affected by an inability to access our credit facility;

•	we could be adversely affected by an inability to access FHLB lending;

•	our securities lending program may subject us to liquidity and other risks;

•	our financial condition or results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience;

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

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurable interest laws which could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

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
CRITICAL ACCOUNTING POLICIES
Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

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
During the year, we modified our labeling of our non-GAAP measures presented herein as "Adjusted operating income (loss)" or "Pre-tax adjusted operating income (loss)". In previous filings, we referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income", "Operating income before tax", or "Segment operating income". In addition, we previously referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but we have modified the labels to provide further clarity that these measures are non-GAAP measures.
We periodically review and update as appropriate our key assumptions used to measure certain balances related to insurance products, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest rates, and separate account fund returns. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking.” When referring to unlocking the reference is to changes in all balance sheet components associated with these assumption changes.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$20,077	$13,126
Acquisitions	53,667	68,653
Annuities	42,061	45,276
Stable Value Products	23,899	14,448
Asset Protection	3,951	4,257
Corporate and Other	(34,362)	(34,743)
Pre-tax adjusted operating income	109,293	111,017
Realized (losses) gains on investments and derivatives	(22,649)	123,962
Income before income tax	86,644	234,979
Income tax expense	(28,305)	(76,362)
Net income	$58,339	$158,617

Pre-tax adjusted operating income	$109,293	$111,017
Adjusted operating income tax (expense) benefit	(36,232)	(32,975)
After-tax adjusted operating income	73,061	78,042
Realized (losses) gains on investments and derivatives	(22,649)	123,962
Income tax benefit (expense) on adjustments	7,927	(43,387)
Net income	$58,339	$158,617

Realized investment (losses) gains:
Derivative financial instruments	$(60,900)	$31,908
All other investments	22,841	81,709
Net impairment losses recognized in earnings	(5,201)	(2,617)
Less: related amortization(1)	(10,744)	(4,050)
Less: VA GLWB economic cost	(9,867)	(8,912)
Realized (losses) gains on investments and derivatives	$(22,649)	$123,962

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
 For The Three Months Ended March 31, 2017 as compared to The Three Months Ended March 31, 2016
Net income for the three months ended March 31, 2017 included a $1.7 million, or 1.6%, decrease in pre-tax adjusted operating income. The decrease consisted of a $15.0 million decrease in the Acquisitions segment, a $3.2 million decrease in the Annuities segment, and a $0.3 million decrease in the Asset Protection segment. These decreases were partially offset by a $7.0 million increase in the Life Marketing segment, an increase of $0.4 million in the Corporate and Other segment, and a $9.5 million increase in the Stable Value Products segment.
The $22.6 million impact of losses realized for the three months ended March 31, 2017 were primarily $14.9 million of net losses on derivatives with PLC, $7.6 million of net losses on derivatives and investments associated with variable and fixed indexed annuity contracts, $5.2 million of other-than-temporary impairment credit-related losses, and net losses of $5.2 million related to other investment and derivative activity. Partially offsetting these losses were gains of $9.5 million related to investment securities sale activity.

•
Life Marketing segment pre-tax adjusted operating income was $20.1 million for the three months ended March 31, 2017, representing an increase of $7.0 million from the three months ended March 31, 2016. The increase was primarily due to higher premiums and policy fees and investment income, partially offset by higher reserves due to in-force reserve growth.

•
Acquisitions segment pre-tax adjusted operating income was $53.7 million for the three months ended March 31, 2017, a decrease of $15.0 million as compared to the three months ended March 31, 2016, primarily due to higher mortality and the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $42.1 million for the three months ended March 31, 2017, as compared to $45.3 million for the three months ended March 31, 2016, a decrease of $3.2 million, or 7.1%. This variance was primarily the result of an unfavorable change in single premium immediate annuities (“SPIA”) mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in VA fee income. Segment results were positively impacted by $1.6 million of favorable unlocking for the three months ended March 31, 2017 as compared to $0.4 million of favorable unlocking for the three months ended March 31, 2016.

•
Stable Value Products segment pre-tax adjusted operating income was $23.9 million and increased $9.5 million, or 65.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase in adjusted operating earnings primarily resulted from a 68.9% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended March 31, 2017, was $6.8 million as compared to $5.3 million for the three months ended March 31, 2016. The adjusted operating spread, which excludes participating income, increased by 17 basis points for the three months ended March 31, 2017, over the prior year, due primarily to an increase in investment yields.

•
Asset Protection segment pre-tax adjusted operating income was $4.0 million, representing a decrease of $0.3 million, or 7.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Service contract earnings increased $2.1 million primarily due to favorable loss ratios and the acquisition of US Warranty Corporation ("US Warranty") in the fourth of quarter 2016. Earnings from the GAP product line decreased $2.5 million primarily resulting from higher losses, somewhat offset by additional income provided by US Warranty. Credit insurance earnings increased $0.1 million primarily due to lower losses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $34.4 million for the three months ended March 31, 2017, as compared to an adjusted operating loss of $34.7 million for the three months ended March 31, 2016. The decrease was primarily due to a $1.8 million decrease in corporate overhead expenses. Partially offsetting the decreased expenses was a $1.4 million decrease in net investment income.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$453,135	$440,749
Reinsurance ceded	(190,335)	(183,724)
Net premiums and policy fees	262,800	257,025
Net investment income	136,610	128,262
Other income	361	331
Total operating revenues	399,771	385,618
Realized gains (losses) - investments	(2,700)	(3,560)
Realized gains (losses) - derivatives	1	(984)
Total revenues	397,072	381,074
BENEFITS AND EXPENSES
Benefits and settlement expenses	332,058	320,843
Amortization of DAC/VOBA	30,415	32,716
Other operating expenses	17,221	18,933
Operating benefits and settlement expenses	379,694	372,492
Amortization related to benefits and settlement expenses	(3,165)	(5,171)
Amortization of DAC/VOBA related to realized gains (losses) - investments	344	(254)
Total benefits and expenses	376,873	367,067
INCOME BEFORE INCOME TAX	20,199	14,007
Less: realized gains (losses)	(2,699)	(4,544)
Less: amortization related to benefits and settlement expenses	3,165	5,171
Less: related amortization of DAC/VOBA	(344)	254
PRE-TAX ADJUSTED OPERATING INCOME	$20,077	$13,126

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$182	$403
Universal life	43,189	39,507
BOLI	—	—
	$43,371	$39,910
Sales By Distribution Channel
Traditional brokerage	$37,368	$34,201
Institutional	3,819	4,131
Direct	2,184	1,578
	$43,371	$39,910
Average Life Insurance In-force(2)
Traditional	$352,440,121	$371,543,314
Universal life	237,765,536	195,392,995
	$590,205,657	$566,936,309
Average Account Values
Universal life	$7,546,119	$7,387,034
Variable universal life	680,920	589,040
	$8,227,039	$7,976,074

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
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Insurance companies:
First year commissions	$50,537	$48,127
Renewal commissions	9,841	8,742
First year ceding allowances	(701)	(849)
Renewal ceding allowances	(42,423)	(38,209)
General & administrative	55,484	52,407
Taxes, licenses, and fees	8,465	7,431
Other operating expenses incurred	81,203	77,649
Less: commissions, allowances & expenses capitalized	(63,982)	(58,716)
Other operating expenses	$17,221	$18,933

For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $20.1 million for the three months ended March 31, 2017, representing an increase of $7.0 million from the three months ended March 31, 2016. The increase was primarily due to higher premiums and policy fees and investment income, partially offset by higher reserves due to in-force reserve growth.
Operating revenues
Total operating revenues for the three months ended March 31, 2017, increased $14.2 million, or 3.7%, as compared to the three months ended March 31, 2016. This increase was driven by higher investment income due to increases in net in-force reserves and yields.
Net premiums and policy fees
Net premiums and policy fees increased by $5.8 million, or 2.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to an increase in policy fees associated with continued growth in universal life business. This increase is offset by a decrease in traditional life premiums.
Net investment income
Net investment income in the segment increased $8.3 million, or 6.5%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Of the increase in net investment income, $6.8 million was the result of an increase in universal life due to higher yields and universal life reserves. Traditional life investment income increased $0.9 million primarily due to lower excess reserve funding costs.
Other income
Other income remained consistent for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased by $11.2 million, or 3.5%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due primarily to an increase in reserves from growth in retained universal life insurance in-force, partly offset by a decrease in traditional reserves. For the three months ended March 31, 2017, universal life unlocking increased policy benefits and settlement expenses $0.6 million, as compared to a decrease of $1.1 million for the three months ended March 31, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $2.3 million, or 7.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to lower VOBA amortization in the traditional blocks resulting from lower lapses. For the three months ended March 31, 2017, universal life unlocking decreased amortization $0.9 million, as compared to an increase of $0.3 million for the three months ended March 31, 2016.
Other operating expenses
Other operating expenses decreased $1.7 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This decrease is driven by lower new business acquisition costs after capitalization and higher reinsurance allowances, offset by higher commissions and an increase in general and administrative expenses and taxes, licenses and fees.
Sales
Sales for the segment increased $3.5 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Universal life sales increased $3.7 million primarily due to an expansion in distribution partners and focused efforts with existing partners.
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
Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(190,335)	$(183,724)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(165,493)	(203,365)
Amortization of DAC/VOBA	(1,416)	(1,645)
Other operating expenses(1)	(41,338)	(36,686)
Total benefits and expenses	(208,247)	(241,696)

NET IMPACT OF REINSURANCE	$17,912	$57,972

Allowances received	$(43,124)	$(39,058)
Less: Amount deferred	1,786	2,372
Allowances recognized (ceded other operating expenses)(1)	$(41,338)	$(36,686)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 120% to 380%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment’s new universal life business has been ceded. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality, the unlocking of balances, and the impact of term policies in the post-level period.
For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
The higher ceded premium and policy fees for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was caused primarily by higher universal life policy fees of $10.6 million, slightly offset by lower ceded traditional life premiums of $3.1 million. Ceded traditional life premiums for the three months ended March 31, 2017, decreased from the three months ended March 31, 2016, primarily due to post level activity.
Ceded benefits and settlement expenses were lower for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to lower universal life ceded claims and due to net decreases in ceded reserves. Traditional ceded benefits decreased $13.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to lower ceded death benefits. Universal life ceded benefits decreased $23.1 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $24.9 million lower for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$281,450	$300,508
Reinsurance ceded	(80,250)	(86,422)
Net premiums and policy fees	201,200	214,086
Net investment income	190,969	187,655
Other income	2,788	2,731
Total operating revenues	394,957	404,472
Realized gains (losses) - investments	22,905	78,125
Realized gains (losses) - derivatives	(16,495)	(57,790)
Total revenues	401,367	424,807
BENEFITS AND EXPENSES
Benefits and settlement expenses	316,368	307,534
Amortization of VOBA	(3,085)	(1,093)
Other operating expenses	28,007	29,378
Operating benefits and expenses	341,290	335,819
Amortization related to benefits and settlement expenses	2,448	2,731
Amortization of VOBA related to realized gains (losses) - investments	13	2
Total benefits and expenses	343,751	338,552
INCOME BEFORE INCOME TAX	57,616	86,255
Less: realized gains (losses)	6,410	20,335
Less: amortization related to benefits and settlement expenses	(2,448)	(2,731)
Less: related amortization of VOBA	(13)	(2)
PRE-TAX ADJUSTED OPERATING INCOME	$53,667	$68,653

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$233,273,368	$208,412,727
Universal life	28,243,487	30,336,289
	$261,516,855	$238,749,016
Average Account Values
Universal life	$4,211,856	$4,313,082
Fixed annuity(2)	3,523,668	3,582,906
Variable annuity	1,167,104	1,207,913
	$8,902,628	$9,103,901
Interest Spread - Fixed Annuities
Net investment income yield	3.99%	3.99%
Interest credited to policyholders	3.31%	3.33%
Interest spread(3)	0.68%	0.66%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $53.7 million for the three months ended March 31, 2017, a decrease of $15.0 million as compared to the three months ended March 31, 2016, primarily due to higher mortality and the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees decreased $12.9 million, or 6.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to expected runoff of the in-force blocks of business. Net investment income increased $3.3 million, or 1.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to higher yields partly offset by expected runoff of business.
Total benefits and expenses
Total benefits and expenses increased $5.2 million, or 1.5%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase was primarily due to higher mortality partly offset by favorable VOBA amortization.
Reinsurance
The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(80,250)	$(86,422)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(68,210)	(64,524)
Amortization of value of business acquired	(117)	(118)
Other operating expenses	(9,122)	(11,087)
Total benefits and expenses	(77,449)	(75,729)

NET IMPACT OF REINSURANCE(1)	$(2,801)	$(10,693)

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
The net impact of reinsurance is more favorable by $7.9 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to lower ceded revenues. In the three months ended March 31, 2017, ceded revenues decreased by $6.2 million, while ceded benefits and expenses increased by $1.7 million primarily due to higher claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$37,883	$35,556
Reinsurance ceded	(20,102)	(20,130)
Net premiums and policy fees	17,781	15,426
Net investment income	77,676	78,752
Realized gains (losses) - derivatives	(9,867)	(8,912)
Other income	42,289	37,649
Total operating revenues	127,879	122,915
Realized gains (losses) - investments	275	(573)
Realized gains (losses) - derivatives, net of economic cost	(18,298)	96,174
Total revenues	109,856	218,516
BENEFITS AND EXPENSES
Benefits and settlement expenses	50,900	49,966
Amortization of DAC/VOBA	(559)	(5,086)
Other operating expenses	35,477	32,759
Operating benefits and expenses	85,818	77,639
Amortization related to benefits and settlement expenses	1,316	(258)
Amortization of DAC/VOBA related to realized gains (losses) - investments	(11,700)	(1,100)
Total benefits and expenses	75,434	76,281
INCOME BEFORE INCOME TAX	34,422	142,235
Less: realized gains (losses) - investments	275	(573)
Less: realized gains (losses) - derivatives, net of economic cost	(18,298)	96,174
Less: amortization related to benefits and settlement expenses	(1,316)	258
Less: related amortization of DAC/VOBA	11,700	1,100
PRE-TAX ADJUSTED OPERATING INCOME	$42,061	$45,276

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$196,617	$209,305
Variable annuity	113,561	173,514
	$310,178	$382,819
Average Account Values
Fixed annuity(2)	$8,159,205	$8,233,706
Variable annuity	12,855,580	11,965,807
	$21,014,785	$20,199,513
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.65%	3.67%
Interest credited to policyholders	2.53	2.71
Interest spread	1.12%	0.96%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$3,448	$37,801
Equity futures - VA	(30,817)	(3,228)
Currency futures - VA	(6,256)	(6,158)
Equity options - VA	(40,185)	16,304
Interest rate swaptions - VA	(1,469)	(2,234)
Interest rate swaps - VA	(8,957)	125,593
Embedded derivative - GLWB(1)	10,016	(66,676)
Funds withheld derivative	47,469	(7,798)
Total derivatives related to VA contracts	(26,751)	93,604
Derivatives related to FIA contracts:
Embedded derivative - FIA	(12,411)	(2,162)
Equity futures - FIA	297	1,382
Volatility futures - FIA	—	—
Equity options - FIA	10,700	(5,562)
Total derivatives related to FIA contracts	(1,414)	(6,342)
VA GLWB economic cost(2)	9,867	8,912
Realized gains (losses) - derivatives, net of economic cost	$(18,298)	$96,174

(1) Includes impact of nonperformance risk of $0.5 million and $10.8 million for the three months ended March 31, 2017 and 2016, respectively.
(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$84,009	$102,710
GMDB Reserves	24,373	24,734
GLWB and GMAB Reserves	(2,997)	7,018
Account value subject to GLWB rider	9,617,991	9,486,773
GLWB Benefit Base	10,571,749	10,559,907
GMAB Benefit Base	3,465	3,770
S&P 500® Index	2,363	2,239

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $42.1 million for the three months ended March 31, 2017, as compared to $45.3 million for the three months ended March 31, 2016, a decrease of $3.2 million, or 7.1%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in VA fee income. Segment results were positively impacted by $1.6 million of favorable unlocking for the three months ended March 31, 2017 as compared to $0.4 million of favorable unlocking for the three months ended March 31, 2016.
Operating revenues
Segment operating revenues increased $5.0 million, or 4.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business. Average fixed account balances decreased 0.9% and average variable account balances increased 7.4% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased $0.9 million, or 1.9%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily the result of a $5.1 million unfavorable change in SPIA mortality results partially offset by lower credited interest. Included in benefits and settlement expenses was $0.1 million of favorable unlocking for the three months ended March 31, 2017, as compared to $0.5 million of favorable unlocking for the three months ended March 31, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $4.5 million, or 89.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The unfavorable changes in normal DAC and VOBA amortization were due to higher fee income in the VA line of business partially offset by a favorable change in unlocking. DAC and VOBA unlocking for the three months ended March 31, 2017, was $1.4 million favorable as compared to $0.1 million unfavorable for the three months ended March 31, 2016.
Other operating expenses
Other operating expenses increased $2.7 million, or 8.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase is due to higher non-deferred acquisition expense, maintenance and overhead expense, and commission expense.
Sales
Total sales decreased $72.6 million, or 19.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Sales of variable annuities decreased $60.0 million, or 34.6% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to disruptions in the broader market driven by the proposed DOL rule changes. Sales of fixed annuities decreased by 12.7 million, or 6.1%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
Reinsurance
During the year ended December 31, 2013, the Annuity segment began reinsuring certain risks associated with the GLWB and GMDB riders to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC. The cost of reinsurance to the segment is reflected in the chart shown below. The impact of the Shades Creek reinsurance arrangement for the three month period ending March 31, 2013, was eliminated in consolidation. Prior to April 1, 2013, we paid as a dividend all of Shades Creek’s outstanding common stock to its parent, PLC. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(20,102)	$(20,130)
Realized gains (losses) - derivatives	11,216	11,259
Total operating revenues	(8,886)	(8,871)
Realized gains (losses) - derivatives, net of economic cost	12,637	90,119
Total revenues	3,751	81,248
BENEFITS AND EXPENSES
Benefits and settlement expenses	190	(984)
Amortization of DAC/VOBA	—	—
Other operating expenses	(467)	(493)
Operating benefits and expenses	(277)	(1,477)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	—	—
Total benefit and expenses	(277)	(1,477)
NET IMPACT OF REINSURANCE	$4,028	$82,725
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
The net impact of reinsurance is favorable by $4.0 million for the three months ended March 31, 2017, as compared to the favorable net impact of $82.7 million for the three months ended March 31, 2016.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Net investment income	$39,346	$23,067
Total operating revenues	39,346	23,067
Realized gains (losses)	1,497	6,835
Total revenues	40,843	29,902
BENEFITS AND EXPENSES
Benefits and settlement expenses	14,448	7,968
Amortization of deferred policy acquisition costs	456	112
Other operating expenses	543	539
Total benefits and expenses	15,447	8,619
INCOME BEFORE INCOME TAX	25,396	21,283
Less: realized gains (losses)	1,497	6,835
PRE-TAX ADJUSTED OPERATING INCOME	$23,899	$14,448
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Sales(1)
GIC	$55,000	$50,000
GFA - Direct Institutional	200,000	—
	$255,000	$50,000

Average Account Values	$3,590,453	$2,125,906
Ending Account Values	$3,614,225	$2,098,870

Operating Spread
Net investment income yield	4.39%	4.37%
Interest credited	1.61	1.51
Operating expenses	0.11	0.12
Operating spread	2.67%	2.74%

Adjusted operating spread(2)	1.91%	1.74%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $23.9 million and increased $9.5 million, or 65.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase in adjusted operating earnings primarily resulted from a 68.9% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended March 31, 2017, was $6.8 million as compared to $5.3 million for the three months ended March 31, 2016. The adjusted operating spread, which excludes participating income, increased by 17 basis points for the three months ended March 31, 2017, over the prior year, due primarily to an increase in investment yields.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$79,684	$67,882
Reinsurance ceded	(28,309)	(24,539)
Net premiums and policy fees	51,375	43,343
Net investment income	5,199	4,160
Other income	33,770	26,176
Total operating revenues	90,344	73,679
BENEFITS AND EXPENSES
Benefits and settlement expenses	31,422	25,384
Amortization of DAC and VOBA	4,900	5,743
Other operating expenses	50,071	38,295
Total benefits and expenses	86,393	69,422
INCOME BEFORE INCOME TAX	3,951	4,257
PRE-TAX ADJUSTED OPERATING INCOME	$3,951	$4,257
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Sales(1)
Credit insurance	$4,074	$5,577
Service contracts	99,989	77,275
GAP	31,347	25,561
	$135,410	$108,413
Loss Ratios(2)
Credit insurance	26.2%	32.4%
Service contracts	38.6	45.3
GAP	123.0	106.9

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $4.0 million, representing a decrease of $0.3 million, or 7.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Service contract earnings increased $2.1 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Earnings from the GAP product line decreased $2.5 million primarily resulting from higher losses, somewhat offset by the additional income provided by US Warranty. Credit insurance earnings increased $0.1 million primarily due to lower losses.

Net premiums and policy fees
Net premiums and policy fees increased $8.0 million, or 18.5%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. GAP premiums increased $4.1 million primarily due to higher volume from existing distribution channels and the addition of US Warranty business. Service contract premiums increased $4.3 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. Credit insurance premiums decreased $0.3 million as a result of lower sales.
Other income
Other income increased $7.6 million, or 29.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $6.0 million, or 23.8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. GAP claims increased $6.7 million due to a higher loss ratio and the acquisition of US Warranty. The increase was partially offset by a decrease in service contract claims of $0.3 million due to lower loss ratios, somewhat offset by additional claims from US Warranty and a $0.3 million decrease in Credit insurance claims resulting from lower loss ratios and lower volume.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $0.8 million, or 14.7%, lower for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to decreased amortization of inforce VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $11.8 million higher than the prior year primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $27.0 million, or 24.9%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Service contract sales increased $22.7 million due to the acquisition of US Warranty. GAP sales increased $5.8 million due to higher sales in existing distribution channels and the addition of US Warranty. The increases were partially offset by a decrease in Credit sales of $1.5 million due to decreasing demand for the product.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(28,309)	$(24,539)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,581)	(17,642)
Amortization of DAC/VOBA	(466)	(189)
Other operating expenses	(1,486)	(1,509)
Total benefits and expenses	(18,533)	(19,340)
NET IMPACT OF REINSURANCE(1)	$(9,776)	$(5,199)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Reinsurance premiums ceded increased $3.8 million, or 15.4%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase was primarily due to an increase in ceded service contract and GAP premiums.
Benefits and settlement expenses ceded decreased $1.1 million, or 6.0%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease was due to lower ceded losses in the service contract line, somewhat offset by an increase in ceded losses in the GAP product line.
Amortization of DAC and VOBA ceded increased $0.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded were relatively unchanged for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,427	$3,674
Reinsurance ceded	(59)	(59)
Net premiums and policy fees	3,368	3,615
Net investment income	24,909	26,333
Other income	175	291
Total operating revenues	28,452	30,239
Realized gains (losses) - investments	(4,337)	(1,735)
Realized gains (losses) - derivatives	(16,241)	3,420
Total revenues	7,874	31,924
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,655	4,024
Amortization of DAC and VOBA	—	1
Other operating expenses	59,159	60,957
Total benefits and expenses	62,814	64,982
INCOME (LOSS) BEFORE INCOME TAX	(54,940)	(33,058)
Less: realized gains (losses) - investments	(4,337)	(1,735)
Less: realized gains (losses) - derivatives	(16,241)	3,420
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(34,362)	$(34,743)
For The Three Months Ended March 31, 2017, as compared to The Three Months Ended March 31, 2016
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $34.4 million for the three months ended March 31, 2017, as compared to a pre-tax adjusted operating loss of $34.7 million for the three months ended March 31, 2016. The increase was primarily due to a $1.8 million decrease in corporate overhead expense. Partially offsetting the decreased expenses was a $1.4 million decrease in net investment income.
Operating revenues
Net investment income for the segment decreased $1.4 million or 5.4% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The decrease in net investment income was primarily due to a decrease in core net investment income.
Total benefits and expenses
Total benefits and expenses decreased $2.2 million or 3.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to a decrease in corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of March 31, 2017, our investment portfolio was approximately $51.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $35.7 billion, or 86.9%, of our fixed maturities as “available-for-sale” as of March 31, 2017. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.6 billion, or 6.4%, of our fixed maturities and $51.2 million of short-term investments as of March 31, 2017. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 6.7%, of our fixed maturities as “held-to-maturity” as of March 31, 2017. These securities are carried at amortized cost on our consolidated condensed balance sheets.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about the fair values of our investments please refer to Note 5, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	As of
	March 31, 2017		December 31, 2016
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2017 - $30,319,516; 2016 - $30,387,712)	$29,220,734	57.3%	$29,049,505	57.6%
Privately issued bonds (amortized cost: 2017 - $12,029,135; 2016 - $11,929,228)	11,828,084	23.2	11,627,422	23.0
Preferred stock (amortized cost: 2017 - $98,142; 2016 - $98,348)	93,054	0.3	89,827	0.3
Fixed maturities	41,141,872	80.8%	40,766,754	80.9%
Equity securities (cost: 2017 - $747,476; 2016 - $729,951)	755,954	1.5	716,017	1.4
Mortgage loans	6,311,822	12.4	6,132,125	12.2
Investment real estate	7,149	—	8,060	—
Policy loans	1,635,511	3.2	1,650,240	3.3
Other long-term investments	849,798	1.7	856,410	1.7
Short-term investments	297,145	0.4	315,834	0.5
Total investments	$50,999,251	100.0%	$50,445,440	100.0%
Included in the preceding table are $2.6 billion and $2.6 billion of fixed maturities and $51.2 million and $52.6 million of short-term investments classified as trading securities as of March 31, 2017 and December 31, 2016, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.8 billion and $2.8 billion of securities classified as held-to-maturity as of March 31, 2017 and December 31, 2016, respectively.

Fixed Maturity Investments
As of March 31, 2017, our fixed maturity investment holdings were approximately $41.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2017		December 31, 2016
	(Dollars In Thousands)
AAA	$5,384,907	13.1%	$5,230,763	12.8%
AA	3,508,443	8.5	3,473,989	8.5
A	12,732,201	30.9	12,663,569	31.1
BBB	14,532,761	35.3	14,408,537	35.4
Below investment grade	2,225,423	5.5	2,219,719	5.4
Not rated(1)	2,758,137	6.7	2,770,177	6.8
	$41,141,872	100.0%	$40,766,754	100.0%

(1) Our "not rated" securities are $2.8 billion or 6.7% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 4, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
Corporate securities	$29,154,228	$28,849,238
Residential mortgage-backed securities	2,217,218	2,144,634
Commercial mortgage-backed securities	1,940,338	1,932,180
Other asset-backed securities	1,363,750	1,411,617
U.S. government-related securities	1,323,770	1,295,120
Other government-related securities	306,558	300,938
States, municipals, and political subdivisions	1,984,819	1,973,022
Preferred stock	93,054	89,828
Securities issued by affiliates	2,758,137	2,770,177
Total fixed income portfolio	$41,141,872	$40,766,754

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of March 31, 2017	% Fair Value	As of December 31, 2016	% Fair Value
	(Dollars In Thousands)
Banking	$3,900,950	9.5%	$3,811,588	9.3%
Other finance	83,222	0.2	83,895	0.2
Electric utility	3,924,090	9.5	3,925,147	9.6
Energy	3,933,035	9.6	3,887,736	9.5
Natural gas	594,020	1.4	603,149	1.5
Insurance	3,242,142	7.9	3,185,237	7.8
Communications	1,630,275	4.0	1,651,600	4.1
Basic industrial	1,536,868	3.7	1,533,516	3.8
Consumer noncyclical	3,519,117	8.6	3,465,299	8.5
Consumer cyclical	1,019,630	2.5	1,041,805	2.6
Finance companies	143,790	0.3	139,050	0.3
Capital goods	1,825,383	4.4	1,773,467	4.4
Transportation	1,138,584	2.8	1,136,666	2.7
Other industrial	199,488	0.6	200,605	0.5
Brokerage	777,641	1.9	760,585	1.9
Technology	1,598,956	3.9	1,534,297	3.8
Real estate	96,899	0.2	122,058	0.3
Other utility	83,192	0.2	83,366	0.2
Commercial mortgage-backed securities	1,940,338	4.7	1,932,180	4.7
Other asset-backed securities	1,363,750	3.3	1,411,617	3.5
Residential mortgage-backed non-agency securities	1,512,248	3.7	1,414,859	3.5
Residential mortgage-backed agency securities	704,970	1.7	729,775	1.8
U.S. government-related securities	1,323,770	3.2	1,295,120	3.2
Other government-related securities	306,558	0.7	300,938	0.7
State, municipals, and political divisions	1,984,819	4.8	1,973,022	4.8
Securities issued by affiliates	2,758,137	6.7	2,770,177	6.8
Total	$41,141,872	100.0%	$40,766,754	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2017	December 31, 2016
	(Dollars In Thousands)
AAA	$384,574	$341,364
AA	288,454	301,258
A	821,396	849,286
BBB	889,734	884,850
Below investment grade	259,764	263,102
Total Modco trading fixed maturities	$2,643,922	$2,639,860
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2017, were approximately $5.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2017, and December 31, 2016:

	As of March 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,850.7	$1,866.4	$—	$—	$1,177.4	$1,195.2	$711.4	$714.1	$3,739.5	$3,775.7
AA	1.9	1.9	—	—	500.8	515.3	130.5	122.4	633.2	639.6
A	0.8	0.8	0.4	0.4	254.8	257.8	416.4	417.4	672.4	676.4
BBB	2.3	2.3	1.8	1.8	7.3	7.3	19.7	19.6	31.1	31.0
Below	108.5	108.7	250.8	252.6	—	—	85.8	85.2	445.1	446.5
	$1,964.2	$1,980.1	$253.0	$254.8	$1,940.3	$1,975.6	$1,363.8	$1,358.7	$5,521.3	$5,569.2

Rating %
AAA	94.2%	94.3%	—%	—%	60.7%	60.5%	52.2%	52.6%	67.5%	67.8%
AA	0.1	0.1	—	—	25.8	26.1	9.6	9.0	11.5	11.5
A	—	—	0.2	0.2	13.1	13.0	30.5	30.7	12.2	12.1
BBB	0.1	0.1	0.7	0.7	0.4	0.4	1.4	1.4	0.6	0.6
Below	5.6	5.5	99.1	99.1	—	—	6.3	6.3	8.2	8.0
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$971.1	$975.2	$253.0	$254.8	$1,043.0	$1,058.1	$895.3	$893.0	$3,162.4	$3,181.1
2014	199.7	199.5	—	—	233.8	242.4	110.2	110.7	543.7	552.6
2015	454.0	457.5	—	—	210.7	210.9	66.9	65.1	731.6	733.5
2016	210.3	218.1	—	—	450.7	462.1	266.6	265.3	927.6	945.5
2017	129.1	129.8	—	—	2.1	2.1	24.8	24.6	156.0	156.5
Total	$1,964.2	$1,980.1	$253.0	$254.8	$1,940.3	$1,975.6	$1,363.8	$1,358.7	$5,521.3	$5,569.2

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2016
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,758.6	$1,770.6	$—	$—	$1,165.8	$1,184.6	$727.3	$732.6	$3,651.7	$3,687.8
AA	3.1	3.1	—	—	500.7	515.8	125.2	117.8	629.0	636.7
A	2.8	2.9	0.5	0.5	255.9	260.1	426.4	428.6	685.6	692.1
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

Rating %
AAA	93.3%	93.4%	—%	—%	60.3%	60.1%	51.5%	51.9%	66.5%	66.3%
AA	0.2	0.2	—	—	25.9	26.2	8.9	8.4	11.5	11.7
A	0.1	0.1	0.2	0.2	13.3	13.2	30.2	30.4	12.5	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.6	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	226.5	230.9	98.6	98.8	491.6	497.7
2014	203.8	203.8	—	—	234.1	242.7	168.4	168.4	606.3	614.9
2015	461.2	464.6	—	—	209.9	210.5	66.2	64.6	737.3	739.7
2016	208.1	215.1	—	—	436.2	449.1	249.7	249.9	894.0	914.1
Total	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of March 31, 2017, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.44 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2017:

Weighted-Average
Non-agency portfolio	Life

Prime	10.15
Alt-A	3.65
Sub-prime	2.45
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2017, our mortgage loan holdings were approximately $6.3 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2017, assuming the loans are called at their next call dates, approximately $119.9 million of principal would become due for the remainder of 2017, $957.5 million in 2018 through 2022, $129.8 million in 2023 through 2027, and $10.1 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2017 and December 31, 2016, approximately $613.5 million and $595.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2017 and 2016, we recognized $6.8 million and $6.8 million, respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2017, and December 31, 2016, there were $5.1 million and $0.7 million of allowances for mortgage loan credit losses, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2017, we estimated the fair value of our mortgage loans to be $6.2 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 2.1% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of March 31, 2017, approximately $2.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended March 31, 2017, we recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders. This concession was the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2017.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of March 31, 2017, $2.0 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the three months ended March 31, 2017.
As of March 31, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the three months ended March 31, 2017.
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
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2017, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $1.3 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2017, and an overall net unrealized loss of $1.7 billion as of December 31, 2016.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2017, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$2,456,676	9.1%	$2,491,129	8.7%	$(34,453)	2.2%
>90 days but <= 180 days	13,207,092	48.7	13,669,752	47.7	(462,660)	29.5
>180 days but <= 270 days	874,261	3.2	939,199	3.3	(64,938)	4.1
>270 days but <= 1 year	32,542	0.1	33,161	0.1	(619)	—
>1 year but <= 2 years	1,125,739	4.2	1,179,371	4.1	(53,632)	3.4
>2 years but <= 3 years	9,419,406	34.7	10,369,720	36.1	(950,314)	60.8
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$27,115,716	100.0%	$28,682,332	100.0%	$(1,566,616)	100.0%
The book value of our investment portfolio was marked to fair value as of February 1, 2015, in conjunction with the Dai-ichi Merger which resulted in the elimination of previously unrealized gains and losses from accumulated other comprehensive income. The level of interest rates as of February 1, 2015, resulted in an increase in the carrying value of our investments. Since February 1, 2015 interest rates have increased resulting in net unrealized losses in our investment portfolio.
As of March 31, 2017, the Barclays Investment Grade Index was priced at 115 bps versus a 10 year average of 178 bps. Similarly, the Barclays High Yield Index was priced at 412 bps versus a 10 year average of 654 bps. As of March 31, 2017, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.0%, 2.4%, and 3.0%, as compared to 10 year averages of 1.9%, 2.8%, and 3.6%, respectively.
As of March 31, 2017, 94.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of March 31, 2017, there were estimated gross unrealized losses of $2.9 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2017, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2017, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,452,877	9.0%	$2,522,334	8.8%	$(69,457)	4.4%
Other finance	58,320	0.2	61,162	0.2	(2,842)	0.2
Electric utility	3,386,108	12.5	3,675,237	12.8	(289,129)	18.5
Energy	2,542,966	9.4	2,684,236	9.4	(141,270)	9.0
Natural gas	520,233	1.9	564,253	2.0	(44,020)	2.8
Insurance	2,577,557	9.5	2,754,618	9.6	(177,061)	11.3
Communications	1,363,674	5.0	1,490,431	5.2	(126,757)	8.1
Basic industrial	984,159	3.6	1,050,048	3.7	(65,889)	4.2
Consumer noncyclical	2,546,815	9.4	2,702,076	9.4	(155,261)	9.9
Consumer cyclical	665,133	2.5	708,662	2.5	(43,529)	2.8
Finance companies	49,468	0.2	53,715	0.2	(4,247)	0.3
Capital goods	1,206,687	4.5	1,279,395	4.5	(72,708)	4.6
Transportation	887,910	3.3	944,411	3.3	(56,501)	3.6
Other industrial	164,005	0.6	176,265	0.6	(12,260)	0.8
Brokerage	494,966	1.8	516,049	1.8	(21,083)	1.3
Technology	916,976	3.4	960,357	3.3	(43,381)	2.8
Real estate	99,759	0.5	101,887	0.4	(2,128)	0.1
Other utility	17,281	0.1	18,471	0.1	(1,190)	0.1
Commercial mortgage-backed securities	1,515,477	5.6	1,553,903	5.4	(38,426)	2.5
Other asset-backed securities	434,614	1.6	451,762	1.6	(17,148)	1.1
Residential mortgage-backed non-agency securities	1,012,627	3.7	1,035,026	3.6	(22,399)	1.4
Residential mortgage-backed agency securities	275,676	1.0	282,001	1.0	(6,325)	0.4
U.S. government-related securities	1,214,009	4.5	1,249,753	4.4	(35,744)	2.3
Other government-related securities	151,964	0.6	164,022	0.6	(12,058)	0.8
States, municipals, and political divisions	1,576,455	5.6	1,682,258	5.6	(105,803)	6.7
Total	$27,115,716	100.0%	$28,682,332	100.0%	$(1,566,616)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2016, is presented in the following table:

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
The range of maturity dates for securities in an unrealized loss position as of March 31, 2017, varies, with 16.7% maturing in less than 5 years, 18.8% maturing between 5 and 10 years, and 64.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2017:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$15,857,940	58.5%	$16,673,016	58.1%	$(815,076)	52.0%
BBB	10,235,537	37.7	10,905,825	38.1	(670,288)	42.8
Investment grade	26,093,477	96.2%	27,578,841	96.2%	(1,485,364)	94.8%
BB	673,337	2.5	714,195	2.5	(40,858)	2.6
B	222,214	0.8	252,065	0.9	(29,851)	1.9
CCC or lower	126,688	0.5	137,231	0.4	(10,543)	0.7
Below investment grade	1,022,239	3.8%	1,103,491	3.8%	(81,252)	5.2%
Total	$27,115,716	100.0%	$28,682,332	100.0%	$(1,566,616)	100.0%
As of March 31, 2017, we held a total of 2,171 positions that were in an unrealized loss position. Included in that amount were 129 positions of below investment grade securities with a fair value of $1.0 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $81.3 million, $75.9 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.0% of invested assets.
As of March 31, 2017, securities in an unrealized loss position that were rated as below investment grade represented 3.8% of the total fair value and 5.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2017:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$128,942	12.6%	$130,943	11.9%	$(2,001)	2.5%
>90 days but <= 180 days	79,799	7.8	82,799	7.5	(3,000)	3.7
>180 days but <= 270 days	3,391	0.3	3,504	0.3	(113)	0.1
>270 days but <= 1 year	15,516	1.5	15,780	1.4	(264)	0.3
>1 year but <= 2 years	320,799	31.4	337,836	30.6	(17,037)	21.0
>2 years but <= 3 years	473,792	46.4	532,629	48.3	(58,837)	72.4
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,022,239	100.0%	$1,103,491	100.0%	$(81,252)	100.0%
Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2017:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$5,000,333	14.0%
AA	3,219,989	9.1
A	11,910,805	33.3
BBB	13,643,027	38.2
Investment grade	33,774,154	94.6
BB	1,339,839	3.7
B	328,077	0.9
CCC or lower	297,743	0.8
Below investment grade	1,965,659	5.4
Total	$35,739,813	100.0%
Not included in the table above are $2.4 billion of investment grade and $259.8 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2017. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2017:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Thousands)
Federal Home Loan Bank	$228.6	$—	$228.6
Duke Energy Corp	199.7	—	199.7
Wells Fargo & Co	197.0	1.0	198.0
AT&T Inc	197.8	—	197.8
The Southern Co	197.6	—	197.6
Berkshire Hathaway	194.7	—	194.7
Exelon Corp	193.1	—	193.1
Anheuser Busch Inbev	188.3	—	188.3
JP Morgan Chase & Co	173.7	8.7	182.4
Goldman Sachs Group	180.2	—	180.2
Total	$1,950.7	$9.7	$1,960.4
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2017, we recognized approximately $5.2 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2017. As of March 31, 2017, we had no unfunded exposure and had no direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Thousands)
Securities:
United Kingdom	$593.9	$714.0	$1,307.9
Netherlands	199.9	240.1	440.0
France	119.9	210.3	330.2
Switzerland	186.4	118.8	305.2
Germany	158.9	103.0	261.9
Spain	22.8	222.9	245.7
Belgium	—	196.3	196.3
Sweden	128.4	32.3	160.7
Norway	—	96.9	96.9
Italy	—	92.4	92.4
Luxembourg	—	59.9	59.9
Ireland	—	56.8	56.8
Total securities	1,410.2	2,143.7	3,553.9
Derivatives:
Germany	25.5	—	25.5
United Kingdom	16.4	—	16.4
Switzerland	3.4	—	3.4
France	2.9	—	2.9
Total derivatives	48.2	—	48.2
Total securities	$1,458.4	$2,143.7	$3,602.1

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Fixed maturity gains - sales	$10,738	$8,911
Fixed maturity losses - sales	(1,248)	(3,209)
Equity gains - sales	—	118
Equity losses - sales	(9)	(284)
Impairments	(5,201)	(2,617)
Modco trading portfolio	18,552	78,154
Other	(5,192)	(1,981)
Total realized gains (losses) - investments	$17,640	$79,092
Derivatives related to VA contracts:
Interest rate futures - VA	$3,448	$37,801
Equity futures - VA	(30,817)	(3,228)
Currency futures - VA	(6,256)	(6,158)
Equity options - VA	(40,185)	16,304
Interest rate swaptions - VA	(1,469)	(2,234)
Interest rate swaps - VA	(8,957)	125,593
Embedded derivative - GLWB	10,016	(66,676)
Funds withheld derivative	47,469	(7,798)
Total derivatives related to VA contracts	(26,751)	93,604
Derivatives related to FIA contracts:
Embedded derivative - FIA	(12,411)	(2,162)
Equity futures - FIA	297	1,382
Volatility futures - FIA	—	—
Equity options - FIA	10,700	(5,562)
Total derivatives related to FIA contracts	(1,414)	(6,342)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(2,090)	(738)
Equity futures - IUL	(799)	(219)
Equity options - IUL	2,891	(27)
Total derivatives related to IUL contracts	2	(984)
Embedded derivative - Modco reinsurance treaties	(17,865)	(58,355)
Derivatives with PLC(1)	(14,875)	4,030
Other derivatives	3	(45)
Total realized gains (losses) - derivatives	$(60,900)	$31,908

(1) These derivatives include the interest support agreement, two early renewable term ("YRT") premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2017, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

Realized losses are comprised of other-than-temporary impairments and actual sales of investments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments are presented in the chart below:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Millions)
Alt-A MBS	$—	$—
Other MBS	—	—
Corporate securities	5.2	2.6
Equities	—	—
Total	$5.2	$2.6
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2017, we sold securities in an unrealized loss position with a fair value of $12.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$9,657	77.6%	$(688)	54.7%
>90 days but <= 180 days	532	4.3	(56)	4.4
>180 days but <= 270 days	181	1.5	(50)	4.0
>270 days but <= 1 year	126	1.0	(23)	1.9
>1 year	1,956	15.6	(440)	35.0
Total	$12,452	100.0%	$(1,257)	100.0%
For the three months ended March 31, 2017, we sold securities in an unrealized loss position with a fair value (proceeds) of $12.5 million. The losses realized on the sale of these securities were $1.3 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three months ended March 31, 2017, we sold securities in an unrealized gain position with a fair value of $169.1 million. The gains realized on the sale of these securities were $10.7 million.
The $5.2 million of other realized losses recognized for the three months ended March 31, 2017, consisted of an increase in mortgage loan reserves of $4.4 million, partnership losses of $0.7 million, and real estate losses of $0.1 million.
For the three months ended March 31, 2017, net gains of $18.6 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $18.6 million for the three months ended March 31, 2017, approximately $1.7 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $17.9 million during the three months ended March 31, 2017. The losses during the three months ended March 31, 2017, were due to the tightening of credit spreads.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2017, we experienced net realized losses on derivatives related to VA contracts of approximately $26.8 million. These net losses on derivatives related to VA contracts were affected by capital market impacts.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $47.5 million for the three months ended March 31, 2017.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized losses of $14.9 million related to the interest support agreement for the three months ended March 31, 2017. We recognized immaterial losses related to the YRT premium support agreements for the three months ended March 31, 2017.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized immaterial gains for the three months ended March 31, 2017.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial gains for the three months ended March 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
The Holding Company
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
Debt and other capital resources
Our primary sources of capital are from retained income from our insurance operations and capital infusions from our parent, PLC. Additionally, we have access to the Credit Facility discussed below.
We have the ability to borrow under a Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2017. PLC had an outstanding balance of $340.0 million bearing interest at a rate of LIBOR plus 1.00% as of March 31, 2017.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2017, to fund mortgage loans in the amount of $772.4 million.
Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2017, we held cash and short-term investments of approximately $552.6 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars In Thousands)
Net cash provided by operating activities	$43,124	$61,489
Net cash used in investing activities	(370,398)	(2,447,156)
Net cash provided by financing activities	368,294	2,405,654
Total	$41,020	$19,987
For The Three Months Ended March 31, 2017 as compared to the Three Months Ended March 31, 2016
Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $29.5 million of inflows from secured financing liabilities for the three months ended March 31, 2017, as compared to the $221.8 million of inflows for the three months ended March 31, 2016 and $349.8 million of inflows of investment product and universal life net activity as compared to $144.1 million in the prior year. Net repayment of non-recourse funding obligations equaled $11.0 million during the three months ended March 31, 2017 as compared to net issuances of $2.2 billion during the three months ended March 31, 2016, which occurred in conjunction with the GLAIC reinsurance transaction. See Note 10, Debt and Other Obligations for additional information on the transaction. We did not pay a dividend for the three months ended March 31, 2017 as compared to a dividend of $140.0 million for the three months ended March 31, 2016.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2017, we had $822.4 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of March 31, 2017, the fair value of securities pledged under the repurchase program was $856.6 million and the repurchase obligation of $787.7 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 90 basis points). During the three months ended March 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $842.7 million (at an average borrowing rate of 71 basis points) during the three months ended March 31, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2017, securities with a market value of $37.9 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of March 31, 2017, the fair value of the collateral related to this program was $39.6 million and we have an obligation to return $39.6 million of collateral to the securities borrowers.

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
Statutory reserves established for VA contracts are sensitive to changes in the equity and bond markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and market performance may be non-linear during any given reporting period. Market conditions greatly influence the capital required due to their impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and RBC ratio. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non-linear rate.
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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For three months ended March 31, 2017, we ceded premiums to third party reinsurers amounting to $319.1 million. In addition, we had receivables from reinsurers amounting to $5.1 billion as of March 31, 2017. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
Captive Reinsurance Companies
The Company and our life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions. For more information regarding our use of captives and their impact on our financial statements, please refer to Note 10, Debt and Other Obligations.
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
We also use a captive reinsurance company to reinsure risks associated with GLWB and GMDB riders which helps us to manage those risks on an economic basis. In an effort to mitigate the equity market risks relative to our RBC ratio, we reinsure these risks to Shades Creek Captive Insurance Company (“Shades Creek”). The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2017, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
 Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of us and our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the debt and financial strength ratings of PLC and its subsidiaries, including as a result of PLC’s status as a subsidiary of Dai-ichi Life.
LIABILITIES
Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of March 31, 2017, we had policy liabilities and accruals of approximately $31.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.49%.
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
As of March 31, 2017, we carried a $10.3 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,103,664	$250,915	$586,171	$675,444	$3,591,134
Stable value products(2)	3,807,851	605,488	1,774,250	1,280,721	147,392
Operating leases(3)	32,423	4,425	8,731	7,667	11,600
Home office lease(4)	78,163	1,815	76,348	—	—
Mortgage loan and investment commitments	929,424	804,125	125,299	—	—
Secured financing liabilities(5)	827,251	827,251	—	—	—
Policyholder obligations(6)	42,023,891	1,645,392	3,596,193	3,447,465	33,334,841
Total	$52,802,667	$4,139,411	$6,166,992	$5,411,297	$37,084,967

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

(5) Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 11, Commitments and Contingencies, of the consolidated condensed financial statements for more information.
MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and

the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, currency exchange risk, volatility risk, and equity market risk. See Note 6, Derivative Financial Instruments, to the consolidated condensed financial statements included in this report for additional information on our financial instruments.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity, fixed indexed annuity, and indexed universal life contracts:
•Foreign Currency Futures
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit Derivatives
•Interest Rate Swaps
•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Funds Withheld Agreement
•Total Return Swaps
Other Derivatives
The Company and certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, YRT premium support arrangements, and portfolio maintenance agreements with PLC.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2017, we had outstanding mortgage loan commitments of $772.4 million at an average rate of 4.2%.

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
The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2017 and December 31, 2016:
Credited Rate Summary
As of March 31, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$203	$1,153	$2,030	$3,386
>3% - 4%	4,194	1,029	8	5,231
>4% - 5%	1,973	14	—	1,987
>5% - 6%	219	—	—	219
Subtotal	6,589	2,196	2,038	10,823
Fixed Annuities
1%	$674	$150	$121	$945
>1% - 2%	543	426	92	1,061
>2% - 3%	2,015	66	6	2,087
>3% - 4%	264	—	—	264
>4% - 5%	279	—	—	279
>5% - 6%	3	—	—	3
Subtotal	3,778	642	219	4,639
Total	$10,367	$2,838	$2,257	$15,462

Percentage of Total	67%	18%	15%	100%

Credited Rate Summary
As of December 31, 2016

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%
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
In conducting our evaluation of the effectiveness of internal control over financial reporting as of March 31, 2017, we have excluded USWC Holding Company and its subsidiaries ("US Warranty") and the internal controls relating to the administrative systems and processes being provided by third parties for the acquired business. US Warranty was acquired on December 1, 2016 and its revenues and income were immaterial to the Company's results of operations for the three month period ended March 31, 2017.
(b)    Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1A.  Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition, or future results of operations.
General Risk Factors

The Company's results and financial condition may be negatively affected should actual experience differ from management's assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions are used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company's balance sheet. These assumptions are also used in the operation of the Company's business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company's actual experience, as well as changes in estimates, is used to prepare the Company's financial statements. To the extent the Company's actual experience and changes in estimates differ from original estimates, the Company's financial condition may be adversely affected.

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

The Company’s Acquisitions segment focuses on the acquisitions of companies and business operations, and the coinsurance of blocks of insurance business, all of which have increased the Company’s earnings. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital and/or reserve financing available to fund, such transactions. If our competitors have access to capital on more favorable terms or at a lower cost, our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will be able to realize any projected operating efficiencies or achieve the anticipated financial results from such transactions.

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

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including risks related to credit and/or equity market and/or interest rate levels, foreign exchange, or volatility on its fixed indexed annuity and variable annuity products and associated guaranteed benefit features. The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to investments in individual issuers or sectors of issuers and to mitigate the adverse effects of interest rate levels or volatility on its overall financial condition or results of operations.

These derivative financial instruments may not effectively offset the changes in the carrying value of the exposures due to, among other things, the time lag between changes in the value of such exposures and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company’s expectations, and basis risk.

The use of derivative financial instruments by the Company generally to hedge various risks that impact GAAP earnings may have an adverse impact on the level of statutory capital and risk-based capital ratios, given that each respective accounting basis does not move perfectly together.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The Company is also exposed to the risk that its use of derivative financial instruments within its risk management strategy may not be properly designed and/or may not be properly implemented as designed.

The Company is subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company which may result in associated derivative financial instruments to be rendered ineffective or inefficient.

The above factors, either alone or in combination, may have a material adverse effect on the Company's financial condition and results of operations.

The Company's securities lending program may subject it to liquidity and other risks.

The Company maintains a securities lending program in which securities are loaned to third parties, including brokerage firms and commercial banks. The borrowers of the Company's securities provide the Company with collateral, typically in cash, which it separately maintains. The Company invests the collateral in other securities, including primarily short-term government repo and money market funds. Securities loaned under the program may be returned to the Company by the borrower at any time, requiring the Company to return the related cash collateral. In some cases, the Company may use the cash collateral provided to purchase other securities to be held as invested collateral, and the maturity of such securities may exceed the term of the securities loaned under the program and/or the market value of such securities may fall below the amount of cash collateral that the Company is obligated to return to the borrower of the Company's loaned securities. If the Company is required to return significant amounts of cash collateral on short notice and are forced to sell the securities held as invested collateral to meet the obligation, the Company may have difficulty selling such securities in a timely manner and/or the Company may be forced to sell the securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. In addition, the Company's ability to sell securities held as invested collateral may be restricted under stressful market and economic conditions in which liquidity deteriorates.

Industry and Regulatory Related Risks

The business of the Company is highly regulated and is subject to routine audits, examinations and actions by regulators, law enforcement agencies and self-regulatory organizations.

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.

At any given time, a number of financial, market conduct, or other examinations or audits of the Company and/or its subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker-dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareowners, and the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. Since the enactment of Dodd-Frank, many regulations have been enacted and others are likely to be adopted in the future that will have an impact upon the Company. Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve as a SIFI. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters, and in other ways the Company currently cannot anticipate. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has conducted multiple rounds of SIFI designation consideration and continues to make changes to its process for designating a company as a SIFI. The FSOC has made SIFI designations, and the Company was not designated as such. However, the Company could be considered and designated at any time. The Company is at this time unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines.

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

Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its fixed and variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

On April 6, 2016, the Department of Labor issued new regulations expanding the definition of “investment advice fiduciary” under ERISA. These new regulations increase the number of circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or IRAs. The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Code that permit fiduciaries to engage in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

The Department of Labor announced that it was delaying the original April 10, 2017 applicability date of the regulations, as well as the related Prohibited Transaction Exemptions. Beginning on June 9, 2017, fiduciaries may rely on the Prohibited Transaction Exemptions, provided that they adhere to the Impartial Conduct Standards, but they are not required to comply with the other conditions of the Prohibited Transaction Exemptions until January 1, 2018. In announcing the delay, the Department of Labor also stated that, if after receiving comments on the review ordered by President Trump by April 17, 2017, it concludes that more time is needed to complete its review or if significant changes are deemed necessary, it will have the ability to further extend the January 1, 2018 applicability date or grant additional interim relief. It appears unlikely that the Department of Labor will further delay the initial June 9, 2017 applicability date, however. Despite the Department of Labor’s provision of 60 additional days to allow for compliance to regulations, and its decision to streamline requirements for Prohibited Transaction Exemptions, there is still uncertainty surrounding the fate of these regulations. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended March 31, 2017, filed on May 12, 2017 formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by Reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 12, 2017	By:	/s/ PAUL R. WELLS
Paul R. Wells
Senior Vice President, Chief Accounting Officer,
and Controller