Form 10-Q
period 2017-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2017-08-10
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 26, 2017:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$862,906	$853,351	$1,718,485	$1,701,720
Reinsurance ceded	(344,208)	(340,594)	(663,263)	(655,468)
Net of reinsurance ceded	518,698	512,757	1,055,222	1,046,252
Net investment income	475,722	458,783	950,431	907,012
Realized investment gains (losses):
Derivative financial instruments	(63,794)	43,548	(124,694)	75,456
All other investments	53,535	88,783	76,376	170,492
Other-than-temporary impairment losses	(33)	(5,527)	(128)	(8,296)
Portion recognized in other comprehensive income (before taxes)	(2,752)	4,560	(7,858)	4,712
Net impairment losses recognized in earnings	(2,785)	(967)	(7,986)	(3,584)
Other income	82,087	71,938	161,470	139,116
Total revenues	1,063,463	1,174,842	2,110,819	2,334,744
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2017 - $284,405; 2016 - $274,911; six months: 2017 - $545,805; 2016 - $574,179)	711,644	712,647	1,461,094	1,425,668
Amortization of deferred policy acquisition costs and value of business acquired	23,454	21,064	44,238	52,105
Other operating expenses, net of reinsurance ceded: (three months: 2017 - $54,132; 2016 - $51,664; six months: 2017 - $105,893; 2016 - $100,890)	195,079	180,551	385,557	361,412
Total benefits and expenses	930,177	914,262	1,890,889	1,839,185
Income before income tax	133,286	260,580	219,930	495,559
Income tax expense	43,654	87,787	71,959	164,149
Net income	$89,632	$172,793	$147,971	$331,410

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Net income	$89,632	$172,793	$147,971	$331,410
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2017 - $154,403; 2016 - $312,512; six months: 2017 - $240,871; 2016 - $547,797)	286,748	580,379	447,332	1,017,335
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2017 - $1,355; 2016 - $(5,588); six months: 2017 - $(143); 2016 - $(6,610))	2,517	(10,377)	(265)	(12,274)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2017 - $1,391; 2016 - $(1,543); six months: 2017 - $3,385; 2016 - $(1,384))	2,585	(2,866)	6,286	(2,572)
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2017 - $(64); 2016 - $0; six months: 2017 - $(426); 2016 - $0)	(120)	—	(792)	—
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2017 - $53; 2016 - $0; six months: 2017 - $125; 2016 - $0)	100	—	233	—
Total other comprehensive income	291,830	567,136	452,794	1,002,489
Total comprehensive income	$381,462	$739,929	$600,765	$1,333,899

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2017 - $39,749,321; 2016 - $39,645,111)	$39,175,025	$37,996,577
Fixed maturities, at amortized cost (fair value: 2017 - $2,805,107; 2016 - $2,733,340)	2,747,077	2,770,177
Equity securities, at fair value (cost: 2017 - $731,168; 2016 - $729,951)	750,141	716,017
Mortgage loans (related to securitizations: 2017 - $255,641; 2016 - $277,964)	6,472,861	6,132,125
Investment real estate, net of accumulated depreciation (2017 - $328; 2016 - $252)	6,705	8,060
Policy loans	1,634,809	1,650,240
Other long-term investments	809,457	856,410
Short-term investments	362,048	315,834
Total investments	51,958,123	50,445,440
Cash	244,197	214,439
Accrued investment income	480,272	480,689
Accounts and premiums receivable	125,722	132,826
Reinsurance receivables	4,982,350	5,070,185
Deferred policy acquisition costs and value of business acquired	2,099,786	2,024,524
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2017 - $113,666; 2016 - $79,183)	665,211	687,348
Property and equipment, net of accumulated depreciation (2017 - $16,317; 2016 - $16,573)	103,966	103,706
Other assets	337,761	275,965
Income tax receivable	95,353	96,363
Assets related to separate accounts
Variable annuity	13,616,259	13,244,252
Variable universal life	959,638	895,925
Total assets	$76,462,108	$74,465,132

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)
(Unaudited)

	As of
	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,730,799	$30,510,242
Unearned premiums	768,471	761,937
Total policy liabilities and accruals	31,499,270	31,272,179
Stable value product account balances	4,023,790	3,501,636
Annuity account balances	10,770,111	10,642,115
Other policyholders’ funds	1,267,352	1,165,749
Other liabilities	1,652,641	1,436,091
Deferred income taxes	2,078,669	1,790,961
Debt	937	—
Non-recourse funding obligations	2,952,877	2,973,829
Secured financing liabilities	440,125	802,721
Liabilities related to separate accounts
Variable annuity	13,616,259	13,244,252
Variable universal life	959,638	895,925
Total liabilities	69,261,669	67,725,458
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2017 and 2016 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,378,496	7,422,407
Retained earnings (deficit)	19,187	(32,695)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2017 - $(108,514); 2016 - $(349,242))	(201,525)	(648,592)
Net unrealized gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2017 - $(479); 2016 - $(3,864))	(889)	(7,175)
Accumulated loss - derivatives, net of income tax: (2017 - $90; 2016 - $391)	168	727
Total shareowner’s equity	7,200,439	6,739,674
Total liabilities and shareowner’s equity	$76,462,108	$74,465,132

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2016	$2	$5,000	$7,422,407	$(32,695)	$(655,040)	$6,739,674
Net income for the six months ended June 30, 2017				147,971		147,971
Other comprehensive income					452,794	452,794
Comprehensive income for the six months ended June 30, 2017						600,765
Return of capital			(43,911)			(43,911)
Dividends paid to the parent company				(96,089)		(96,089)
Balance, June 30, 2017	$2	$5,000	$7,378,496	$19,187	$(202,246)	$7,200,439

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$147,971	$331,410
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	56,304	(242,364)
Amortization of DAC and VOBA	44,238	52,105
Capitalization of DAC	(135,010)	(163,578)
Depreciation and amortization expense	30,347	24,361
Deferred income tax	43,897	225,255
Accrued income tax	1,010	(80,535)
Interest credited to universal life and investment products	326,949	365,702
Policy fees assessed on universal life and investment products	(666,174)	(633,366)
Change in reinsurance receivables	87,835	101,034
Change in accrued investment income and other receivables	19,622	(63,753)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(169,825)	(187,989)
Trading securities:
Maturities and principal reductions of investments	77,697	54,710
Sale of investments	136,007	299,517
Cost of investments acquired	(193,774)	(331,920)
Other net change in trading securities	12,504	31,036
Amortization of premiums and accretion of discounts on investments and mortgage loans	218,944	195,147
Change in other liabilities	116,147	301,898
Other, net	(92,287)	(8,653)
Net cash provided by operating activities	$62,402	$270,017

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Six Months Ended June 30,
	2017	2016
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$349,560	$630,055
Sale of investments, available-for-sale	859,788	1,209,832
Cost of investments acquired, available-for-sale	(1,455,068)	(2,746,767)
Change in investments, held-to-maturity	21,000	(2,188,000)
Mortgage loans:
New lendings	(745,445)	(575,386)
Repayments	373,836	457,181
Change in investment real estate, net	1,546	3,883
Change in policy loans, net	15,431	29,290
Change in other long-term investments, net	(6,244)	(66,928)
Change in short-term investments, net	(53,104)	(4,060)
Net unsettled security transactions	11,312	112,433
Purchase of property, equipment, and intangibles	(15,515)	(4,502)
Amounts received from reinsurance transaction	—	325,800
Net cash used in investing activities	$(642,903)	$(2,817,169)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(21,000)	2,176,700
Secured financing liabilities	(357,596)	(278,185)
Dividends/Return of capital to parent company	(140,000)	(280,000)
Investment product deposits and change in universal life deposits	2,240,760	2,219,455
Investment product withdrawals	(1,111,905)	(1,208,033)
Net cash provided by financing activities	$610,259	$2,629,937
Change in cash	29,758	82,785
Cash at beginning of period	214,439	212,358
Cash at end of period	$244,197	$295,143

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes to the Company's accounting policies during the six months ended June 30, 2017.
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

ASU No. 2015-09 - Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The amendments in this Update require additional disclosures for short-duration contracts issued by insurance entities. The additional disclosures focus on the liability for unpaid claims and claim adjustment expenses and include incurred and paid claims development information by accident year in tabular form, along with a reconciliation of this information to the statement of financial position. For accident years included in the development tables, the amendments also require disclosure of the total incurred-but-not-reported liabilities and expected development on reported claims, along with claims frequency information unless impracticable. Finally, the amendments require disclosure of the historical average annual percentage payout of incurred claims. With the exception of the current reporting period, claims development information may be presented as supplementary information. The Update is effective for annual periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. The additional disclosures introduced in this Update have not been provided, as the short-duration lines of business to which they apply are not material to the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company will adopt this Update on January 1, 2018 using the modified retrospective approach method. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, may impact several of the Company's non-core lines of business, specifically revenues at the Company's affiliated broker dealers and insurance agency. Additionally, certain non-insurance products sold from the Asset Protection Division, such as fee-for-service arrangements, are expected to be in the scope of the revised guidance. Several application questions remain outstanding, most notably interpretive positions from the AICPA regarding the Update's application to insurance companies and products. Based on the assessment completed to date, the Company does not anticipate material financial impact from the implementation of the revised guidance.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. The Company expects to complete its review of applicable policies and procedures to ensure compliance with the revised guidance.

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

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and is effective for annual and interim periods beginning after December 15, 2018 using the retrospective method. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Task Force). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing diversity in practice related to the presentation of these amounts. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company expects to complete its review of applicable policies and procedures to ensure compliance with the revised guidance.

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

    ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company expects to apply the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update will not impact the Company’s financial position or results of operations. The Company is reviewing its policies and processes to ensure compliance with the requirements in this Update, upon adoption.

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

Summarized financial information for the Closed Block as of June 30, 2017, and December 31, 2016 is as follows:

	As of
	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,837,388	$5,896,355
Policyholder dividend obligation	123,449	31,932
Other liabilities	18,662	40,007
Total closed block liabilities	5,979,499	5,968,294
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,568,414	$4,440,105
Mortgage loans on real estate	153,106	201,088
Policy loans	709,618	712,959
Cash	52,863	108,270
Other assets	139,948	135,794
Total closed block assets	5,623,949	5,598,216
Excess of reported closed block liabilities over closed block assets	355,550	370,078
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(80,032) and $(197,450); and net of income tax: $28,011 and $69,107	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$355,550	$370,078
Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2017	2016
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$31,932	$—
Applicable to net revenue (losses)	(25,901)	(28,921)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	117,418	261,343
Policyholder dividend obligation, end of period	$123,449	$232,422

Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and other income	$44,898	$47,320	$87,734	$91,239
Net investment income	51,343	52,008	102,701	102,875
Net investment gains	43	450	106	637
Total revenues	96,284	99,778	190,541	194,751
Benefits and other deductions
Benefits and settlement expenses	87,490	92,029	167,598	172,084
Other operating expenses	428	653	592	1,677
Total benefits and other deductions	87,918	92,682	168,190	173,761
Net revenues before income taxes	8,366	7,096	22,351	20,990
Income tax expense	2,928	2,484	7,823	7,346
Net revenues	$5,438	$4,612	$14,528	$13,644
4.    INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturities	$(50)	$16,733	$9,440	$22,435
Equity securities	(1,037)	202	(1,046)	36
Impairments	(2,785)	(967)	(7,986)	(3,584)
Modco trading portfolio	55,230	76,201	73,782	154,355
Other investments	(608)	(4,353)	(5,800)	(6,334)
Total realized gains (losses) - investments	$50,750	$87,816	$68,390	$166,908
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Gross realized gains	$2,297	$18,752	$13,035	$27,781
Gross realized losses:
Impairment losses	$(2,785)	$(967)	$(7,986)	$(3,584)
Other realized losses	$(3,384)	$(1,817)	$(4,641)	$(5,310)

The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$275,470	$513,544	$444,604	$819,775
Gains realized	$2,297	$18,752	$13,035	$27,781

Securities in an unrealized loss position(1):
Fair value (proceeds)	$71,813	$6,895	$84,265	$60,582
Losses realized	$(3,384)	$(1,820)	$(4,641)	$(5,313)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$1,997,251	$14,311	$(19,247)	$1,992,315	$8
Commercial mortgage-backed securities	1,822,565	5,927	(25,714)	1,802,778	—
Other asset-backed securities	1,179,284	19,712	(16,993)	1,182,003	—
U.S. government-related securities	1,321,287	1,351	(26,530)	1,296,108	—
Other government-related securities	251,130	6,489	(8,161)	249,458	—
States, municipals, and political subdivisions	1,755,780	5,154	(71,613)	1,689,321	—
Corporate securities	28,634,563	375,017	(832,705)	28,176,875	(1,376)
Preferred stock	94,362	1,791	(3,085)	93,068	—
	37,056,222	429,752	(1,004,048)	36,481,926	(1,368)
Equity securities	725,980	25,427	(6,453)	744,954
Short-term investments	316,284	—	—	316,284
	$38,098,486	$455,179	$(1,010,501)	$37,543,164	$(1,368)

As of December 31, 2016
Fixed maturities:
Residential mortgage-backed securities	$1,904,165	$10,737	$(25,295)	$1,889,607	$(9)
Commercial mortgage-backed securities	1,820,644	2,455	(40,602)	1,782,497	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	251,197	1,526	(14,797)	237,926	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,655,364	151,383	(1,582,098)	27,224,649	(11,030)
Preferred stock	94,362	—	(8,519)	85,843	—
	37,005,251	189,488	(1,838,022)	35,356,717	(11,039)
Equity securities	722,868	7,751	(21,685)	708,934	—
Short-term investments	263,185	—	—	263,185	—
	$37,991,304	$197,239	$(1,859,707)	$36,328,836	$(11,039)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.
As of June 30, 2017 and December 31, 2016, the Company had an additional $2.7 billion and $2.6 billion of fixed maturities, $5.2 million and $7.1 million of equity securities, and $45.8 million and $52.6 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2017, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$793,423	$793,702	$—	$—
Due after one year through five years	6,068,649	6,084,212	—	—
Due after five years through ten years	7,503,015	7,504,505	—	—
Due after ten years	22,691,135	22,099,507	2,747,077	2,805,107
	$37,056,222	$36,481,926	$2,747,077	$2,805,107
The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed or equity maturities.

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2017			2017
	Fixed Maturities	Equity Securities	Total Securities	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(33)	$—	$(33)	$(128)	$—	$(128)
Non-credit impairment losses recorded in other comprehensive income	(2,752)	—	(2,752)	(7,858)	—	(7,858)
Net impairment losses recognized in earnings	$(2,785)	$—	$(2,785)	$(7,986)	$—	$(7,986)

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2016			2016
	Fixed Maturities	Equity Securities	Total Securities	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
Other-than-temporary impairments	$(5,527)	$—	$(5,527)	$(8,296)	$—	$(8,296)
Non-credit impairment losses recorded in other comprehensive income	4,560	—	4,560	4,712	—	4,712
Net impairment losses recognized in earnings	$(967)	$—	$(967)	$(3,584)	$—	$(3,584)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2017 and 2016.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Beginning balance	$—	$2,619	$12,685	$22,761
Additions for newly impaired securities	—	964	—	3,056
Additions for previously impaired securities	2,785	—	2,785	525
Reductions for previously impaired securities due to a change in expected cash flows	(2)	—	(12,687)	(22,759)
Reductions for previously impaired securities that were sold in the current period	—	(2,619)	—	(2,619)
Ending balance	$2,783	$964	$2,783	$964
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,016,569	$(17,069)	$78,327	$(2,178)	$1,094,896	$(19,247)
Commercial mortgage-backed securities	1,287,270	(22,056)	92,718	(3,658)	1,379,988	(25,714)
Other asset-backed securities	215,084	(5,730)	169,548	(11,263)	384,632	(16,993)
U.S. government-related securities	1,182,817	(26,530)	2	—	1,182,819	(26,530)
Other government-related securities	43,859	(467)	83,449	(7,694)	127,308	(8,161)
States, municipalities, and political subdivisions	893,426	(35,282)	564,522	(36,331)	1,457,948	(71,613)
Corporate securities	8,368,818	(195,818)	8,906,691	(636,887)	17,275,509	(832,705)
Preferred stock	33,561	(1,081)	18,934	(2,004)	52,495	(3,085)
Equities	118,129	(1,783)	55,382	(4,670)	173,511	(6,453)
	$13,159,533	$(305,816)	$9,969,573	$(704,685)	$23,129,106	$(1,010,501)
RMBS and CMBS had gross unrealized losses greater than twelve months of $2.2 million and $3.7 million, respectively, as of June 30, 2017. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $11.3 million as of June 30, 2017. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $7.7 million as of June 30, 2017. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $36.3 million as of June 30, 2017. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $636.9 million as of June 30, 2017. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information
As of June 30, 2017, the Company had a total of 1,846 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
The other government-related securities had gross unrealized losses greater than twelve months of $11.9 million as of December 31, 2016. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $41.7 million as of December 31, 2016. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $1.1 billion as of December 31, 2016. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information
As of June 30, 2017, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.9 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $240.2 million of securities which were rated below investment grade. Approximately $341.5 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturities	$474,906	$845,933	$698,255	$1,476,650
Equity securities	6,822	9,509	21,390	9,439

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2017 and December 31, 2016, are as follows:

As of June 30, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$682,077	$—	$(22,575)	$659,502	$—
Steel City LLC	2,065,000	80,605	—	2,145,605	—
	$2,747,077	$80,605	$(22,575)	$2,805,107	$—

As of December 31, 2016	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—
During the three and six months ended June 30, 2017 and 2016, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $80.6 million of gross unrecognized holding gains and $22.6 million of gross unrecognized holding losses by maturity as of June 30, 2017. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIE's"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain") as of June 30, 2017 and December 31, 2016, that was determined to be a VIE.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed

Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2017, no payments have been made or required related to this guarantee.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,980,453	$11,862	$1,992,315
Commercial mortgage-backed securities	—	1,802,778	—	1,802,778
Other asset-backed securities	—	629,040	552,963	1,182,003
U.S. government-related securities	1,010,562	285,546	—	1,296,108
State, municipalities, and political subdivisions	—	1,689,321	—	1,689,321
Other government-related securities	—	249,458	—	249,458
Corporate securities	—	27,514,221	662,654	28,176,875
Preferred stock	74,134	18,934	—	93,068
Total fixed maturity securities - available-for-sale	1,084,696	34,169,751	1,227,479	36,481,926
Fixed maturity securities - trading
Residential mortgage-backed securities	—	264,109	—	264,109
Commercial mortgage-backed securities	—	152,522	—	152,522
Other asset-backed securities	—	110,852	54,923	165,775
U.S. government-related securities	21,609	4,492	—	26,101
State, municipalities, and political subdivisions	—	323,720	—	323,720
Other government-related securities	—	63,763	—	63,763
Corporate securities	—	1,688,476	5,520	1,693,996
Preferred stock	3,113	—	—	3,113
Total fixed maturity securities - trading	24,722	2,607,934	60,443	2,693,099
Total fixed maturity securities	1,109,418	36,777,685	1,287,922	39,175,025
Equity securities	684,455	—	65,686	750,141
Other long-term investments(1)	68,323	361,195	93,245	522,763
Short-term investments	333,255	28,793	—	362,048
Total investments	2,195,451	37,167,673	1,446,853	40,809,977
Cash	244,197	—	—	244,197
Assets related to separate accounts
Variable annuity	13,616,259	—	—	13,616,259
Variable universal life	959,638	—	—	959,638
Total assets measured at fair value on a recurring basis	$17,015,545	$37,167,673	$1,446,853	$55,630,071
Liabilities:
Annuity account balances(2)	$—	$—	$86,094	$86,094
Other liabilities(1)	6,586	266,193	532,763	805,542
Total liabilities measured at fair value on a recurring basis	$6,586	$266,193	$618,857	$891,636

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,889,604	$3	$1,889,607
Commercial mortgage-backed securities	—	1,782,497	—	1,782,497
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	237,926	—	237,926
Corporate securities	—	26,560,603	664,046	27,224,649
Preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities - available-for-sale	1,068,801	33,061,263	1,226,653	35,356,717
Fixed maturity securities - trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Preferred stock	3,985	—	—	3,985
Total fixed maturity securities - trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,584,659	1,316,708	37,996,577
Equity securities	650,231	—	65,786	716,017
Other long-term investments(1)	82,420	335,497	115,516	533,433
Short-term investments	313,835	1,999	—	315,834
Total investments	2,141,696	35,922,155	1,498,010	39,561,861
Cash	214,439	—	—	214,439
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,496,312	$35,922,155	$1,498,010	$53,916,477
Liabilities:
Annuity account balances(2)	$—	$—	$87,616	$87,616
Other liabilities(1)	13,004	255,241	405,803	674,048
Total liabilities measured at fair value on a recurring basis	$13,004	$255,241	$493,419	$761,664

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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2017.

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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2017, the Company held $4.9 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of June 30, 2017, the Company held $619.7 million of Level 3 ABS, which included $564.8 million of other asset-backed securities classified as available-for-sale and $54.9 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of June 30, 2017, the Company classified approximately $31.8 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of June 30, 2017, the Company classified approximately $668.2 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of June 30, 2017, the Company held approximately $65.7 million of equity securities classified as Level 2 and Level 3. Of this total, $65.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other long-term investments and Other liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2017, 82.0% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 91.1% - 106.6%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.

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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of June 30, 2017, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $207.6 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2017 was $31.5 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 6, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $25.2 million as of June 30, 2017. As of June 30, 2017, no payments have been triggered under this agreement, however, certain interest support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of June 30, 2017, no payments have been triggered under this agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of June 30, 2017 was $2.1 million. As of June 30, 2017, no payments have been made under these agreements.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2017, was $4.2 million. As of June 30, 2017, no payments have been made under these agreements.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2017, was a liability of $69.8 million.

Annuity account balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of June 30, 2017 is $86.1 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$552,816	Liquidation	Liquidation value	$90 - $97 ($95.05)
		Discounted cash flow	Liquidity premium	0.51% - 1.30% (0.94%)
			Paydown rate	10.82% - 12.15% (11.28%)
Corporate securities	634,340	Discounted cash flow	Spread over treasury	0.74% - 4.75% (1.72%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$20,824	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.10% - 0.86%
Embedded derivative - FIA	191,226	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40%, depending on duration/surrender charge period
			Nonperformance risk	0.10% - 0.86%
Embedded derivative - IUL	62,747	Actuarial cash flow model	Mortality	38% - 15.3% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.10% - 0.86%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of June 30, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $89.0 million of financial instruments being classified as Level 3 as of June 30, 2017. Of the $89.0 million, $55.1 million are other asset-backed securities and $33.8 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2017, the Company held $77.5 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

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
The fair value of the GLWB embedded derivative is sensitive to changes in the discount rate which includes the Company’s nonperformance risk, volatility, lapse, and mortality assumptions. The volatility assumption is an observable input as it is based on market inputs. The Company’s nonperformance risk, lapse, and mortality are unobservable. An increase in the unobservable assumptions would result in a decrease in the fair value of the liability and conversely, if there is a decrease in the assumptions the fair value would increase. The fair value is also dependent on the assumed policyholder utilization of the GLWB where an increase in assumed utilization would result in an increase in the fair value of the liability and conversely, if there is a decrease in the assumption, the fair value would decrease.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$11,862	$—	$—	$—	$—	$—	$11,862	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	556,936	—	—	—	(4,257)	—	(12)	—	—	—	296	552,963	—
Corporate securities	666,705	—	10,027	—	(260)	43,492	(54,066)	—	—	(2,220)	(1,024)	662,654	—
Total fixed maturity securities - available-for-sale	1,223,641	—	10,027	—	(4,517)	55,354	(54,078)	—	—	(2,220)	(728)	1,227,479	—
Fixed maturity securities - trading
Other asset-backed securities	68,752	205	—	(215)	—	—	(14,020)	—	—	—	201	54,923	196
Corporate securities	5,504	40	—	—	—	—	—	—	—	—	(24)	5,520	40
Total fixed maturity securities - trading	74,256	245	—	(215)	—	—	(14,020)	—	—	—	177	60,443	236
Total fixed maturity securities	1,297,897	245	10,027	(215)	(4,517)	55,354	(68,098)	—	—	(2,220)	(551)	1,287,922	236
Equity securities	65,788	—	—	—	—	—	(103)	—	—	—	1	65,686	—
Other long-term investments(1)	103,895	731	—	(11,381)	—	—	—	—	—	—	—	93,245	(10,650)
Total investments	1,467,580	976	10,027	(11,596)	(4,517)	55,354	(68,201)	—	—	(2,220)	(550)	1,446,853	(10,414)
Total assets measured at fair value on a recurring basis	$1,467,580	$976	$10,027	$(11,596)	$(4,517)	$55,354	$(68,201)	$—	$—	$(2,220)	$(550)	$1,446,853	$(10,414)
Liabilities:
Annuity account balances(2)	$86,415	$—	$—	$(1,110)	$—	$—	$—	$212	$1,643	—	$—	$86,094	$—
Other liabilities(1)	438,801	—	—	(93,962)	—	—	—	—	—	—	—	532,763	(93,962)
Total liabilities measured at fair value on a recurring basis	$525,216	$—	$—	$(95,072)	$—	$—	$—	$212	$1,643	$—	$—	$618,857	$(93,962)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2017, there were no securities transferred into Level 3.
For the three months ended June 30, 2017, $2.2 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2017.
For the three months ended June 30, 2017, there were no securities transferred from Level 2 to Level 1.
For the three months ended June 30, 2017, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$11,862	$(3)	$—	$—	$—	$—	$11,862	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	—	3,530	—	(5,088)	—	(2,027)	—	—	(6,643)	587	552,963	—
Corporate securities	664,046	—	17,798	—	(542)	80,751	(92,950)	—	—	(4,867)	(1,582)	662,654	—
Total fixed maturity securities - available-for-sale	1,226,653	—	21,328	—	(5,630)	92,613	(94,980)	—	—	(11,510)	(995)	1,227,479	—
Fixed maturity securities - trading
Other asset-backed securities	84,563	3,679	—	(801)	—	—	(33,328)	—	—	—	810	54,923	3,598
Corporate securities	5,492	74	—	—	—	—	—	—	—	—	(46)	5,520	74
Total fixed maturity securities - trading	90,055	3,753	—	(801)	—	—	(33,328)	—	—	—	764	60,443	3,672
Total fixed maturity securities	1,316,708	3,753	21,328	(801)	(5,630)	92,613	(128,308)	—	—	(11,510)	(231)	1,287,922	3,672
Equity securities	65,786	—	—	—	—	—	(103)	—	—	3	—	65,686	—
Other long-term investments(1)	115,516	5,976	—	(28,247)	—	—	—	—	—	—	—	93,245	(22,271)
Total investments	1,498,010	9,729	21,328	(29,048)	(5,630)	92,613	(128,411)	—	—	(11,507)	(231)	1,446,853	(18,599)
Total assets measured at fair value on a recurring basis	$1,498,010	$9,729	$21,328	$(29,048)	$(5,630)	$92,613	$(128,411)	$—	$—	$(11,507)	$(231)	$1,446,853	$(18,599)
Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(1,997)	$—	$—	$—	$392	$3,911	—	$—	$86,094	$—
Other liabilities(1)	405,803	15,280	—	(142,240)	—	—	—	—	—	—	—	532,763	(126,960)
Total liabilities measured at fair value on a recurring basis	$493,419	$15,280	$—	$(144,237)	$—	$—	$—	$392	$3,911	$—	$—	$618,857	$(126,960)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2017, there were an immaterial amount of securities transferred into Level 3.
For the six months ended June 30, 2017, $11.5 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods, but were priced by independent pricing services or brokers as of June 30, 2017.
For the six months ended June 30, 2017, there were no securities transferred from Level 2 to Level 1.
For the six months ended June 30, 2017, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2016, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	537,831	—	769	—	(8,350)	9,597	(7,629)	—	—	—	923	533,141	—
Corporate securities	833,737	925	16,189	—	(694)	9,558	(57,123)	—	—	(16,773)	(2,676)	783,143	—
Total fixed maturity securities - available-for-sale	1,371,571	925	16,958	—	(9,044)	19,155	(64,752)	—	—	(16,773)	(1,753)	1,316,287	—
Fixed maturity securities - trading
Other asset-backed securities	150,683	1,822	—	(8)	—	—	(609)	—	—	—	76	151,964	1,814
Corporate securities	5,677	24	—	—	—	10,908	1	—	—	—	(23)	16,587	25
Total fixed maturity securities - trading	156,360	1,846	—	(8)	—	10,908	(608)	—	—	—	53	168,551	1,839
Total fixed maturity securities	1,527,931	2,771	16,958	(8)	(9,044)	30,063	(65,360)	—	—	(16,773)	(1,700)	1,484,838	1,839
Equity securities	66,504	—	—	—	—	22	—	—	—	—	—	66,526	—
Other long-term investments(1)	57,048	16,275	—	(10,403)	—	—	—	—	—	—	—	62,920	5,872
Total investments	1,651,483	19,046	16,958	(10,411)	(9,044)	30,085	(65,360)	—	—	(16,773)	(1,700)	1,614,284	7,711
Total assets measured at fair value on a recurring basis	$1,651,483	$19,046	$16,958	$(10,411)	$(9,044)	$30,085	$(65,360)	$—	$—	$(16,773)	$(1,700)	$1,614,284	$7,711
Liabilities:
Annuity account balances(2)	$90,123	$—	$—	$(530)	$—	$—	$—	$63	$1,896	$—	$—	$88,820	$—
Other liabilities(1)	496,238	15,217	—	(100,025)	—	—	—	—	—	—	—	581,046	(84,808)
Total liabilities measured at fair value on a recurring basis	$586,361	$15,217	$—	$(100,555)	$—	$—	$—	$63	$1,896	$—	$—	$669,866	$(84,808)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2016, $27.2 million of securities were transferred into Level 3.
For the three months ended June 30, 2016, $44.0 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2016.
For the three months ended June 30, 2016, there were no securities transferred from Level 2 to Level 1.
For the three months ended June 30, 2016, there were no securities transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2016, for which the Company has used significant unobservable inputs (Level3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	0	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	587,031	6,859	769	—	(21,407)	9,597	(58,449)	—	—	7,457	1,284	533,141	—
Corporate securities	902,119	925	31,111	(4,135)	(6,981)	25,558	(81,865)	—	—	(77,952)	(5,637)	783,143	—
Total fixed maturity securities - available-for-sale	1,489,153	7,784	31,880	(4,135)	(28,388)	35,155	(140,314)	—	—	(70,495)	(4,353)	1,316,287	—
Fixed maturity securities - trading
Other asset-backed securities	152,912	2,050	—	(942)	—	—	(2,212)	—	—	172	(16)	151,964	1,105
Corporate securities	18,225	332	—	(259)	—	10,908	(4,071)	—	—	(8,479)	(69)	16,587	241
Total fixed maturity securities - trading	171,137	2,382	—	(1,201)	—	10,908	(6,283)	—	—	(8,307)	(85)	168,551	1,346
Total fixed maturity securities	1,660,290	10,166	31,880	(5,336)	(28,388)	46,063	(146,597)	—	—	(78,802)	(4,438)	1,484,838	1,346
Equity securities	66,504	—	—	—	—	22	—	—	—	—	—	66,526	—
Other long-term investments(1)	68,384	20,492	—	(27,385)	—	1,429	—	—	—	—	—	62,920	(6,893)
Total investments	1,795,178	30,658	31,880	(32,721)	(28,388)	47,514	(146,597)	—	—	(78,802)	(4,438)	1,614,284	(5,547)
Total assets measured at fair value on a recurring basis	$1,795,178	$30,658	$31,880	$(32,721)	$(28,388)	$47,514	$(146,597)	$—	$—	$(78,802)	$(4,438)	$1,614,284	$(5,547)
Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$(1,096)	$—	$—	$—	$250	$5,038	$—	$—	$88,820	$—
Other liabilities(1)	375,848	15,585	—	(220,783)	—	—	—	—	—	—	—	581,046	(205,198)
Total liabilities measured at fair value on a recurring basis	$468,360	$15,585	$—	$(221,879)	$—	$—	$—	$250	$5,038	$—	$—	$669,866	$(205,198)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2016, $71.3 million of securities were transferred into Level 3.
For the six months ended June 30, 2016, $150.1 million of securities were transferred into Level 2. This amount was transferred from Level 3. these transfers resulted from securities that were priced internally using significant unobserable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2016.
For the six months ended June 30, 2016, $12.2 million of securities were transferred from Level 2 to Level 1.
For the six months ended June 30, 2016, $0.1 million of securities were transferred from Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2017		December 31, 2016
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,472,861	$6,424,394	$6,132,125	$5,930,992
Policy loans	3	1,634,809	1,634,809	1,650,240	1,650,240
Fixed maturities, held-to-maturity(1)	3	2,747,077	2,805,107	2,770,177	2,733,340
Liabilities:
Stable value product account balances	3	$4,023,790	$4,022,120	$3,501,636	$3,488,877
Future policy benefits and claims(2)	3	220,616	220,616	221,634	221,658
Other policyholders' funds(3)	3	133,878	134,633	135,367	136,127

Debt:(4)
Non-recourse funding obligations(5)	3	$2,952,877	$3,008,783	$2,973,829	$2,939,387

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain LLC and Steel City LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $0.9 million.
(5) As of June 30, 2017, $2.7 billion in carrying amount and $2.8 billion in fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2016, $2.7 billion in carrying amount and fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Derivatives Related to Variable Annuity Contracts

•
The Company uses equity futures, equity options, total return swaps, interest rate futures, interest rate swaptions, currency futures, volatility futures, volatility options, and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility.

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

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative as it is, not considered to be clearly and closely related to the host contract.
Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative as it is, not considered to be clearly and closely related to the host contract.
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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$12,749	$31,266	$16,197	$69,067
Equity futures - VA	(18,613)	(21,328)	(49,430)	(24,556)
Currency futures - VA	(10,018)	11,112	(16,274)	4,954
Equity options - VA	(12,884)	(3,232)	(53,069)	13,072
Interest rate swaptions - VA	(662)	(749)	(2,131)	(2,983)
Interest rate swaps - VA	34,946	81,554	25,989	207,147
Total return swaps - VA	(1,618)	—	(1,618)	—
Embedded derivative - GLWB	(23,807)	(66,019)	(13,791)	(132,695)
Funds withheld derivative	20,456	17,850	67,925	10,052
Total derivatives related to VA contracts	549	50,454	(26,202)	144,058
Derivatives related to FIA contracts:
Embedded derivative - FIA	(9,334)	710	(21,745)	(1,452)
Equity futures - FIA	(202)	651	95	2,033
Volatility futures - FIA	—	—	—	—
Equity options - FIA	7,569	735	18,269	(4,827)
Total derivatives related to FIA contracts	(1,967)	2,096	(3,381)	(4,246)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(8,571)	(96)	(10,661)	(834)
Equity futures - IUL	(137)	47	(936)	(172)
Equity options - IUL	1,571	241	4,462	214
Total derivatives related to IUL contracts	(7,137)	192	(7,135)	(792)
Embedded derivative - Modco reinsurance treaties	(52,703)	(22,820)	(70,568)	(81,175)
Derivatives with PLC(1)	(2,531)	13,681	(17,406)	17,711
Other derivatives	(5)	(55)	(2)	(100)
Total realized gains (losses) - derivatives	$(63,794)	$43,548	$(124,694)	$75,456

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table sets forth realized investments gains and losses for the Modco trading portfolio that is included in realized investment gains (losses) — all other investments:
Realized investment gains (losses) - all other investments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Modco trading portfolio(1)	$55,230	$76,201	$73,782	$154,355

(1) The Company elected to include the use of alternate disclosures for trading activities.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship. The Company did not have any derivatives that qualified as a cash flow hedging relationships for the three and six months ended June 30, 2016:
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2017
Foreign currency swaps	$(184)	$(153)	$—
Total	$(184)	$(153)	$—

For The Six Months Ended June 30, 2017
Foreign currency swaps	$(1,218)	$(358)	$—
Total	$(1,218)	$(358)	$—

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

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$2,671	$117,178	$132
Derivatives not designated as hedging instruments:
Interest rate swaps	1,487,500	57,710	1,135,000	71,644
Total return swaps	122,207	398	—	—
Derivatives with PLC(1)	2,792,930	31,473	2,808,807	48,878
Embedded derivative - Modco reinsurance treaties	64,255	676	64,123	2,573
Embedded derivative - GLWB	1,968,811	61,096	2,045,529	64,064
Interest rate futures	1,009,166	8,208	102,587	894
Equity futures	683,430	3,963	654,113	5,805
Currency futures	74,783	1,833	340,058	7,883
Equity options	4,707,543	354,214	3,944,444	328,908
Interest rate swaptions	225,000	372	225,000	2,503
Other	157	149	212	149
	$13,252,960	$522,763	$11,437,051	$533,433
Other liabilities
Cash flow hedges:
Foreign currency swaps	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	375,000	573	575,000	10,208
Embedded derivative - Modco reinsurance treaties	2,417,531	196,882	2,450,692	141,301
Funds withheld derivative	1,667,044	69,777	1,557,237	91,267
Embedded derivative - GLWB	2,014,469	81,908	1,849,400	71,082
Embedded derivative - FIA	1,737,505	191,226	1,496,346	147,368
Embedded derivative - IUL	133,556	62,747	103,838	46,051
Interest rate futures	490,873	2,524	993,842	6,611
Equity futures	1,816	1	102,667	2,907
Currency futures	228,612	3,587	—	—
Equity options	3,167,860	196,317	2,590,160	157,253
	$12,234,266	$805,542	$11,719,182	$674,048

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
The tables below present the assets and liabilities subject to master netting agreements as of June 30, 2017.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$429,369	$—	$429,369	$202,402	$113,092	$113,875
Total derivatives, subject to a master netting arrangement or similar arrangement	429,369	—	429,369	202,402	113,092	113,875
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	676	—	676	—	—	676
Embedded derivative - GLWB	61,096	—	61,096	—	—	61,096
Derivatives with PLC	31,473	—	31,473	—	—	31,473
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	93,394	—	93,394	—	—	93,394
Total derivatives	522,763	—	522,763	202,402	113,092	207,269
Total Assets	$522,763	$—	$522,763	$202,402	$113,092	$207,269

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$203,002	$—	$203,002	$202,402	$600	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	203,002	—	203,002	202,402	600	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	196,882	—	196,882	—	—	196,882
Funds withheld derivative	69,777	—	69,777	—	—	69,777
Embedded derivative - GLWB	81,908	—	81,908	—	—	81,908
Embedded derivative - FIA	191,226	—	191,226	—	—	191,226
Embedded derivative - IUL	62,747	—	62,747	—	—	62,747
Total derivatives, not subject to a master netting arrangement or similar arrangement	602,540	—	602,540	—	—	602,540
Total derivatives	805,542	—	805,542	202,402	600	602,540
Repurchase agreements(1)	413,589	—	413,589	—	—	413,589
Total Liabilities	$1,219,131	$—	$1,219,131	$202,402	$600	$1,016,129

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	64,064	—	64,064	—	—	64,064
Derivatives with PLC	48,878	—	48,878	—	—	48,878
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	115,664	—	115,664	—	—	115,664
Total derivatives	533,433	—	533,433	171,384	100,890	261,159
Total Assets	$533,433	$—	$533,433	$171,384	$100,890	$261,159

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Cash Collateral Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Funds withheld derivative	91,267	—	91,267	—	—	91,267
Embedded derivative - GLWB	71,082	—	71,082	—	—	71,082
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	497,069	—	497,069	—	—	497,069
Total derivatives	674,048	—	674,048	171,384	5,595	497,069
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,471,769	$—	$1,471,769	$171,384	$5,595	$1,294,790

(1) Borrowings under repurchase agreements are for a term less than 90 days.
8.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2017, the Company’s mortgage loan holdings were approximately $6.5 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2017, assuming the loans are called at their next call dates, approximately $60.9 million of principal would become due for the remainder of 2017, $1,010.2 million in 2018 through 2022, $125.7 million in 2023 through 2027, and $10.0 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2017, and December 31, 2016, approximately $669.8 million and $595.2 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2017 and 2016, the Company recognized $4.7 million, $11.5 million, $5.7 million, and $12.5 million, respectively, of participating mortgage loan income.

As of June 30, 2017, approximately $3.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2017, the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the six months ended June 30, 2017.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2017, $3.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2017.
As of June 30, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the six months ended June 30, 2017.
As of June 30, 2017, and December 31, 2016, the Company had an allowance for mortgage loan credit losses of $5.9 million and $0.7 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

For The Six Months Ended
June 30, 2017
(Dollars In Thousands)
Beginning balance, December 31, 2016	$724
Charge offs	—
Recoveries	(724)
Provision	5,915
Ending balance, June 30, 2017	$5,915

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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2017	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$5,440	$—	$2,805	$8,245
Number of delinquent commercial mortgage loans	3	—	2	5

As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4
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

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
As of June 30, 2017	Investment	Balance	Allowance	Investment	Recognized	Income
(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	12,721	12,672	5,915	4,240	254	229

As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
Mortgage loans that were modified in a troubled debt restructuring as of June 30, 2017 and December 31, 2016 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of June 30, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$725	$725

As of December 31, 2016
Troubled debt restructuring:
Commercial mortgage loans	1	$468	$468

9.    GOODWILL
The balance of goodwill for the Company as of June 30, 2017 was $793.5 million. There has been no change to goodwill during the six months ended June 30, 2017.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2016, the Company performed its annual evaluation of goodwill based on information as of October 1, 2016, and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2017, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.
10.    DEBT AND OTHER OBLIGATIONS
The Company has the ability to borrow on an unsecured basis under a Credit Facility up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The initial facility fee rate was 0.15% on February 2, 2015, and was adjusted to 0.125% upon PLC’s subsequent ratings upgrade on February 2, 2015. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is February 2, 2020. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2017. PLC had an outstanding balance of $205.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2017.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of June 30, 2017, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,065,000	$2,065,000	2039	4.75%
Golden Gate II Captive Insurance Company	278,949	228,275	2052	2.79%
Golden Gate V Vermont Captive Insurance Company(2)(3)	595,000	657,166	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,436	2024	6.19%
Total	$2,940,040	$2,952,877

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
(3) Fixed rate obligations.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2017, the fair value of securities pledged under the repurchase program was $429.8 million, and the repurchase obligation of $413.6 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 124 basis points). During the six months ended June 30, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $607.7 million (at an average borrowing rate of 78 basis points) during the six months ended June 30, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million, and the repurchase obligation of $797.7 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of June 30, 2017, securities with a market value of $25.6 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of June 30, 2017, the fair value of the collateral related to this program was $26.5 million and the Company has an obligation to return $26.5 million of collateral to the securities borrowers.

The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of June 30, 2017 and December 31, 2016:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2017
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$336,859	$66,340	$—	$—	$403,199
Mortgage loans	26,620	—	—	—	26,620
Total repurchase agreements and repurchase-to-maturity transactions	363,479	66,340	—	—	429,819
Securities lending transactions
Corporate securities	14,886	—	—	—	14,886
Equity securities	10,209	—	—	—	10,209
Preferred stock	526	—	—	—	526
Total securities lending transactions	25,621	—	—	—	25,621
Total securities	$389,100	$66,340	$—	$—	$455,440
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

The Company and certain of its subsidiaries are under a targeted multi-state examination with respect to their claims paying practices and their use of the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”) to identify unreported deaths in their life insurance policies, annuity contracts and retained asset accounts. There is no clear basis in previously existing law for requiring a life insurer to search for unreported deaths in order to determine whether a benefit is owed, and substantial legal authority exists to support the position that the prevailing industry practice was lawful. A number of life insurers, however, have entered into settlement or consent agreements with state insurance regulators under which the life insurers agreed to implement procedures for periodically comparing their life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, escheating the benefits and interest to the state if the beneficiary could not be found, and paying penalties to the state, if required. It has been publicly reported that the life insurers have paid administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements. The Company believes that insurance regulators could demand from the Company administrative and/or examination fees relating to the targeted multi-state examination. Based on publicly reported payments by other life insurers, the Company does not believe such fees, if assessed, would have a material effect on its financial statements.

12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost of PLC's defined benefit pension plan for the three and six months ended June 30, 2017 and 2016, are as follows:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2017		2016		2017		2016
	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan	Defined Benefit Pension Plan	Excess Benefit Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,348	$334	$2,906	$478	$6,696	$668	$5,812	$791
Interest cost on projected benefit obligation	2,191	297	2,737	317	4,382	594	5,474	755
Expected return on plan assets	(3,352)	—	(3,605)	—	(6,704)	—	(7,211)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial losses	—	118	—	50	—	236	—	50
Preliminary net periodic benefit cost	2,187	749	2,038	845	4,374	1,498	4,075	1,596
Settlement/curtailment expense	—	—	—	1,500	—	—	—	1,500
Total net periodic benefit costs	$2,187	$749	$2,038	$2,345	$4,374	$1,498	$4,075	$3,096
During the six months ended June 30, 2017, PLC did not make a contribution to its defined benefit pension plan. PLC will make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2017 and December 31, 2016.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2016	$(655,767)	$727	$(655,040)
Other comprehensive income (loss) before reclassifications	447,332	(792)	446,540
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	6,286	—	6,286
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(265)	233	(32)
Net current-period other comprehensive income (loss)	453,353	(559)	452,794
Ending Balance, June 30, 2017	$(202,414)	$168	$(202,246)

(1) See Reclassification table below for details.
(2)  As of June 30, 2017, net unrealized losses reported in AOCI were offset by $158.5 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2017 and 2016.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(153)	Benefits and settlement expenses, net of reinsurance ceded
	(153)	Total before tax
	53	Tax (expense) or benefit
	$(100)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$(1,087)	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,785)	Net impairment losses recognized in earnings
	(3,872)	Total before tax
	1,355	Tax (expense) or benefit
	$(2,517)	Net of tax

(1) See Note 6, Derivative Financial Instruments for additional information

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Six Months Ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(358)	Benefits and settlement expenses, net of reinsurance ceded
	(358)	Total before tax
	125	Tax (expense) or benefit
	$(233)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$8,394	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,986)	Net impairment losses recognized in earnings
	408	Total before tax
	(143)	Tax (expense) or benefit
	$265	Net of tax

(1) See Note 6, Derivative Financial Instruments for additional information

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended June 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$16,932	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(967)	Net impairment losses recognized in earnings
	15,965	Total before tax
	(5,588)	Tax (expense) or benefit
	$10,377	Net of tax
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Six Months Ended June 30, 2016	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
	(Dollars In Thousands)
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$22,468	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,584)	Net impairment losses recognized in earnings
	18,884	Total before tax
	(6,610)	Tax (expense) or benefit
	$12,274	Net of tax

14.    INCOME TAXES
In 2012, the IRS proposed favorable and unfavorable adjustments to the Company's 2003 through 2007 reported taxable income. The Company protested certain unfavorable adjustments and sought resolution at the IRS' Appeals Division. In October 2015, Appeals accepted the Company's earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company's 2008 through 2011 reported taxable income. The Company agreed to these adjustments. In April 2017, a routine review by Congress’ Joint Committee on Taxation, was finalized without change and the Company expects to receive an approximate $6.2 million net refund in a future period.
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
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending June 30, 2017. The Company believes that in the next 12 months, none of the unrecognized tax benefits at June 30, 2017 will be significantly increased or reduced.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Nevertheless, certain of these pre-2014 years have pending U.S. tax refunds. Due to their size, these refunds were reviewed by Congress' Joint Committee on Taxation. In April 2017, the Company received notification that the Joint Committee review was complete and that no changes were made. The underlying federal statutes of limitations are expected to close in due course on or before September 30, 2018. Furthermore, due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction is expected to generate an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company has evaluated its ability to carry this loss back to receive refunds of previously-paid taxes, plus utilize the remaining loss in future years. The Company expects to receive refunds for substantially all of the U.S. income taxes that it paid in 2014 and 2015, as well as fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2017 and December 31, 2016.
The Company used its respective estimates of its annual 2017 and 2016 incomes in computing its effective income tax rates for the three and six months ended June 30, 2017 and 2016. The effective tax rates for the three and six months ended June 30, 2017 and 2016, were 32.8% and 32.7%, 33.7% and 33.1% respectively.
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
There were no significant intersegment transactions during the three and six months ended June 30, 2017 and 2016.

The following tables presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Revenues
Life Marketing	$379,880	$384,823	$776,952	$765,897
Acquisitions	387,464	453,848	788,831	878,655
Annuities	136,863	188,597	246,719	407,113
Stable Value Products	42,087	26,237	82,930	56,139
Asset Protection	93,290	76,419	183,634	150,098
Corporate and Other	23,879	44,918	31,753	76,842
Total revenues	$1,063,463	$1,174,842	$2,110,819	$2,334,744
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$24,342	25,098	44,419	$38,224
Acquisitions	68,278	45,285	121,945	113,938
Annuities	36,288	47,480	78,349	92,756
Stable Value Products	22,367	15,178	46,266	29,626
Asset Protection	4,674	4,141	8,624	8,397
Corporate and Other	(35,325)	(30,248)	(69,686)	(64,990)
Pre-tax adjusted operating income	120,624	106,934	229,917	217,951
Realized (losses) gains on investments and derivatives	12,662	153,646	(9,987)	277,608
Income before income tax	133,286	260,580	219,930	495,559
Income tax expense	(43,654)	(87,787)	(71,959)	(164,149)
Net income	$89,632	$172,793	$147,971	$331,410

Pre-tax adjusted operating income	$120,624	$106,934	$229,917	$217,951
Adjusted operating income tax (expense) benefit	(39,222)	(34,011)	(75,454)	(66,986)
After-tax adjusted operating income	81,402	72,923	154,463	150,965
Realized (losses) gains on investments and derivatives	12,662	153,646	(9,987)	277,608
Income tax benefit (expense) on adjustments	(4,432)	(53,776)	3,495	(97,163)
Net income	$89,632	$172,793	$147,971	$331,410

Realized investment (losses) gains:
Derivative financial instruments	$(63,794)	$43,548	$(124,694)	$75,456
All other investments	53,535	88,783	76,376	170,492
Net impairment losses recognized in earnings	(2,785)	(967)	(7,986)	(3,584)
Less: related amortization(1)	(15,703)	(13,073)	(26,447)	(17,123)
Less: VA GLWB economic cost	(10,003)	(9,209)	(19,870)	(18,121)
Realized (losses) gains on investments and derivatives	$12,662	$153,646	$(9,987)	$277,608

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of June 30, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,508,254	$19,543,986	$20,605,767	$3,896,076
DAC and VOBA	1,265,342	91,168	704,256	5,512
Other intangibles	291,184	35,825	176,782	8,389
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,265,054	$19,685,503	$21,823,482	$4,023,790

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$887,196	$13,462,362	$72,903,641
DAC and VOBA	33,508	—	2,099,786
Other intangibles	138,557	14,474	665,211
Goodwill	128,182	—	793,470
Total assets	$1,187,443	$13,476,836	$76,462,108

	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,905	$19,679,690	$20,076,818	$3,373,646
DAC and VOBA	1,218,944	106,532	655,618	5,455
Other intangibles	300,664	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,252,562	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$858,648	$12,920,083	$70,959,790
DAC and VOBA	37,975	—	2,024,524
Other intangibles	143,865	13,545	687,348
Goodwill	128,182	—	793,470
Total assets	$1,168,670	$12,933,628	$74,465,132
16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2017, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

•	laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;

•	we are subject to insurance guaranty laws which could adversely affect our financial condition or results of operations;

•	we are subject to insurable interest laws which could adversely affect our financial condition or results of operations;

•	the Healthcare Act and related regulations could adversely affect our results of operations or financial condition;

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
During 2016, we modified our labeling of our non-GAAP measures presented herein as "Adjusted operating income (loss)" or "Pre-tax adjusted operating income (loss)". In previous filings, we referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income", "Operating income before tax", or "Segment operating income". In addition, we previously referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but we have modified the labels to provide further clarity that these measures are non-GAAP measures.
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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$24,342	$25,098	$44,419	$38,224
Acquisitions	68,278	45,285	121,945	113,938
Annuities	36,288	47,480	78,349	92,756
Stable Value Products	22,367	15,178	46,266	29,626
Asset Protection	4,674	4,141	8,624	8,397
Corporate and Other	(35,325)	(30,248)	(69,686)	(64,990)
Pre-tax adjusted operating income	120,624	106,934	229,917	217,951
Realized (losses) gains on investments and derivatives	12,662	153,646	(9,987)	277,608
Income before income tax	133,286	260,580	219,930	495,559
Income tax expense	(43,654)	(87,787)	(71,959)	(164,149)
Net income	$89,632	$172,793	$147,971	$331,410

Pre-tax adjusted operating income	$120,624	$106,934	$229,917	$217,951
Adjusted operating income tax (expense) benefit	(39,222)	(34,011)	(75,454)	(66,986)
After-tax adjusted operating income	81,402	72,923	154,463	150,965
Realized (losses) gains on investments and derivatives	12,662	153,646	(9,987)	277,608
Income tax benefit (expense) on adjustments	(4,432)	(53,776)	3,495	(97,163)
Net income	$89,632	$172,793	$147,971	$331,410

Realized investment (losses) gains:
Derivative financial instruments	$(63,794)	$43,548	$(124,694)	$75,456
All other investments	53,535	88,783	76,376	170,492
Net impairment losses recognized in earnings	(2,785)	(967)	(7,986)	(3,584)
Less: related amortization(1)	(15,703)	(13,073)	(26,447)	(17,123)
Less: VA GLWB economic cost	(10,003)	(9,209)	(19,870)	(18,121)
Realized (losses) gains on investments and derivatives	$12,662	$153,646	$(9,987)	$277,608

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
 For The Three Months Ended June 30, 2017 as compared to The Three Months Ended June 30, 2016
Net income for the three months ended June 30, 2017 included a $13.7 million, or 12.8%, increase in pre-tax adjusted operating income. The increase consisted of a $23.0 million increase in the Acquisitions segment, a $7.2 million increase in the Stable Value Products segment, and a $0.5 million increase in the Asset Protection segment. These increases were partially offset by a $0.8 million decrease in the Life Marketing segment, a $11.2 million decrease in the Annuities segment, and a decrease of $5.1 million in the Corporate and Other segment.
Net realized gains on investments and derivatives for the three months ended June 30, 2017, was $12.7 million. These gains were primarily due to net gains associated with the Annuities segment (after adjusting for economic cost and amortization) of $19.0 million which is primarily due to the impact of VA GLWB derivatives. Additionally, we had net gains of $2.5 million related to the Modco trading portfolio and the associated embedded derivative. These gains were partially offset by impairment losses on available-for-sale securities of $2.8 million, net losses from IUL derivatives of $1.4 million, net losses from sales of securities of $1.1 million, and net losses on derivatives with PLC of $2.5 million.

•
Life Marketing segment pre-tax adjusted operating income was $24.3 million for the three months ended June 30, 2017, representing a decrease of $0.8 million from the three months ended June 30, 2016. The decrease was primarily due to an increase in universal life claims and lower traditional life premiums, mostly offset by higher universal life policy fees and investment income.

•
Acquisitions segment pre-tax adjusted operating income was $68.3 million for the three months ended June 30, 2017, an increase of $23.0 million as compared to the three months ended June 30, 2016, primarily due to decreases in life insurance claims and lower amortization of VOBA, partially offset by the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $36.3 million for the three months ended June 30, 2017, as compared to $47.5 million for the three months ended June 30, 2016, a decrease of $11.2 million, or 23.6%. This variance was primarily the result of an unfavorable change in single premium immediate annuities (“SPIA”) mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in the variable annuities ("VA") fee income. Segment results were positively impacted by $0.3 million of favorable unlocking for the three months ended June 30, 2017, as compared to $0.6 million of favorable unlocking for the three months ended June 30, 2016.

•
Stable Value segment pre-tax adjusted operating income was $22.4 million and increased $7.2 million, or 47.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase in adjusted operating earnings primarily resulted from a 61.4% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended June 30, 2017, was $4.4 million as compared to $3.9 million for the three months ended June 30, 2016. The adjusted operating spread, which excludes participating income, decreased by one basis point for the three months ended June 30, 2017, over the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $4.7 million, representing an increase of $0.5 million, or 12.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Service contract earnings increased $1.6 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.3 million primarily due to lower loss ratios. Earnings from the guaranteed asset protection (“GAP”) product line decreased $1.4 million primarily resulting from higher loss ratios.

•
The Corporate and Other segment pre-tax adjusted operating loss was $35.3 million for the three months ended June 30, 2017, as compared to a pre-tax adjusted operating loss of $30.2 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in core investment income.

For The Six Months Ended June 30, 2017 as compared to The Six Months Ended June 30, 2016
Net income for the six months ended June 30, 2017 included a $12.0 million, or 5.5% increase in pre-tax adjusted operating income. The increase consisted of a $6.2 million increase in the Life Marketing segment, a $8.0 million increase in the Acquisitions segment, a $0.2 million increase in the Asset Protection segment, and a $16.6 million increase in the Stable Value Products segment. These increases were partially offset by a $14.4 million decrease in the Annuities segment and a $4.7 million decrease in the Corporate and Other Segment.
Net realized losses on investments and derivatives for the six months ended June 30, 2017, was $10.0 million. These losses were primarily due to impairment losses on available-for-sale securities of $8.0 million, net losses from IUL derivatives of $1.4 million, mortgage loan losses of $5.0 million, and net losses on derivatives with PLC of $17.4 million. These losses were partially offset by net gains in the Annuities segment (after adjusting for economic cost and amortization) of $11.4 million which is primarily due to the impact of VA GLWB derivatives, net gains of $3.2 million related to the Modco trading portfolio and the associated embedded derivative, and net gains from the sale of securities of $8.4 million.

•
Life Marketing segment pre-tax adjusted operating income was $44.4 million for the six months ended June 30, 2017, representing an increase of $6.2 million from the six months ended June 30, 2016. The increase was primarily due to higher universal life policy fees and investment income, mostly offset by lower traditional life premiums and an increase in universal life claims.

•
Acquisitions segment pre-tax adjusted operating income was $121.9 million for the six months ended June 30, 2017, an increase of $8.0 million as compared to the six months ended June 30, 2016, primarily due to decreases in life insurance claims and lower amortization of VOBA, partially offset by the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $78.3 million for the six months ended June 30, 2017, as compared to $92.8 million for the six months ended June 30, 2016, a decrease of $14.4 million, or 15.5%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in VA fee income. Segment results were positively impacted by $1.9 million of favorable unlocking for the six months ended June 30, 2017, as compared to $1.0 million of favorable unlocking for the six months ended June 30, 2016.

•
Stable Value segment pre-tax adjusted operating income was $46.3 million and increased $16.6 million, or 56.2%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in adjusted operating earnings primarily resulted from a 64.9% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the six months ended June 30, 2017, was $11.2 million as compared to $9.2 million for the six months ended June 30, 2016. The adjusted operating spread, which excludes participating income, increased by seven basis points for the six months ended June 30, 2017, over the prior year, due primarily to higher investment yields.

•
Asset Protection segment pre-tax adjusted operating income was $8.6 million, representing an increase of $0.2 million, or 2.7%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Service contract earnings increased $3.7 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.4 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $3.9 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.

•
The Corporate and Other segment pre-tax adjusted operating loss was $69.7 million for the six months ended June 30, 2017, as compared to a pre-tax adjusted operating loss of $65.0 million for the six months ended June 30, 2016. The decrease was primarily due to a $7.2 million decrease in net investment income. Partially offsetting these decreases was a decrease in corporate overhead expenses.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$461,261	$448,991	$914,396	$889,740
Reinsurance ceded	(210,888)	(204,157)	(401,223)	(387,881)
Net premiums and policy fees	250,373	244,834	513,173	501,859
Net investment income	137,644	131,340	274,254	259,602
Other income	676	769	1,037	1,100
Total operating revenues	388,693	376,943	788,464	762,561
Realized gains (losses) - investments	(1,675)	7,687	(4,375)	4,127
Realized gains (losses) - derivatives	(7,138)	193	(7,137)	(791)
Total revenues	379,880	384,823	776,952	765,897
BENEFITS AND EXPENSES
Benefits and settlement expenses	315,865	303,136	647,923	623,979
Amortization of DAC/VOBA	29,535	31,024	59,950	63,740
Other operating expenses	18,951	17,685	36,172	36,618
Operating benefits and settlement expenses	364,351	351,845	744,045	724,337
Amortization related to benefits and settlement expenses	(6,689)	3,331	(9,854)	(1,840)
Amortization of DAC/VOBA related to realized gains (losses) - investments	167	284	511	30
Total benefits and expenses	357,829	355,460	734,702	722,527
INCOME BEFORE INCOME TAX	22,051	29,363	42,250	43,370
Less: realized gains (losses)	(8,813)	7,880	(11,512)	3,336
Less: amortization related to benefits and settlement expenses	6,689	(3,331)	9,854	1,840
Less: related amortization of DAC/VOBA	(167)	(284)	(511)	(30)
PRE-TAX ADJUSTED OPERATING INCOME	$24,342	$25,098	$44,419	$38,224

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$422	$268	$604	$671
Universal life	43,310	41,770	86,499	81,277
BOLI	—	—	—	—
	$43,732	$42,038	$87,103	$81,948
Sales By Distribution Channel
Traditional brokerage	$37,378	$36,541	$74,746	$70,742
Institutional	3,984	3,884	7,803	8,015
Direct	2,370	1,613	4,554	3,191
	$43,732	$42,038	$87,103	$81,948
Average Life Insurance In-force(2)
Traditional	$347,456,008	$366,712,353	$349,941,348	$371,454,097
Universal life	249,590,163	205,932,631	243,626,567	195,945,075
	$597,046,171	$572,644,984	$593,567,915	$567,399,172
Average Account Values
Universal life	$7,599,281	$7,410,278	$7,570,399	$7,382,726
Variable universal life	705,918	597,855	692,521	586,026
	$8,305,199	$8,008,133	$8,262,920	$7,968,752

(1)  Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
First year commissions	$48,427	$48,216	$98,964	$96,343
Renewal commissions	9,588	9,325	19,429	18,067
First year ceding allowances	(336)	(939)	(1,037)	(1,788)
Renewal ceding allowances	(43,851)	(40,347)	(86,274)	(78,556)
General & administrative	59,910	53,529	115,394	105,936
Taxes, licenses, and fees	8,212	8,234	16,677	15,665
Other operating expenses incurred	81,950	78,018	163,153	155,667
Less: commissions, allowances & expenses capitalized	(62,999)	(60,333)	(126,981)	(119,049)
Other operating expenses	$18,951	$17,685	$36,172	$36,618

For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $24.3 million for the three months ended June 30, 2017, representing a decrease of $0.8 million from the three months ended June 30, 2016. The decrease was primarily due to an increase in universal life claims and lower traditional life premiums, mostly offset by higher universal life policy fees and investment income.
Operating revenues
Total operating revenues for the three months ended June 30, 2017, increased $11.8 million, or 3.1%, as compared to the three months ended June 30, 2016. This increase was driven by higher policy fees and higher investment income due to increases in net in-force reserves and yield improvement, primarily in the traditional life block.
Net premiums and policy fees
Net premiums and policy fees increased by $5.5 million, or 2.3%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to an increase in policy fees associated with continued growth in universal life business. Offsetting this was a decrease in traditional life premiums.
Net investment income
Net investment income in the segment increased $6.3 million, or 4.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Of the increase in net investment income, $5.0 million resulted from growth in the universal life block of business. Traditional life investment income increased $1.0 million primarily due to higher yields.
Other income
Other income remained consistent for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased by $12.7 million, or 4.2%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due primarily to an increase in universal life claims, partly offset by a decrease in traditional life reserves. For the three months ended June 30, 2017, universal life unlocking decreased policy benefits and settlement expenses $1.0 million, as compared to a decrease of $0.9 million for the three months ended June 30, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $1.5 million, or 4.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to lower VOBA amortization in the traditional blocks resulting from decreased lapses. For the three months ended June 30, 2017, universal life unlocking increased amortization $0.1 million, as compared to a decrease of $0.6 million for the three months ended June 30, 2016.
Other operating expenses
Other operating expenses increased $1.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was driven by higher general and administrative expenses, offset by lower new business acquisition costs after capitalization and higher reinsurance allowances.
Sales
Sales for the segment increased $1.7 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Universal life sales increased $1.5 million primarily due to an expansion in distribution partners and focused efforts with existing partners.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $44.4 million for the six months ended June 30, 2017, representing an increase of $6.2 million from the six months ended June 30, 2016. The increase was primarily due to higher universal life policy fees and investment income, mostly offset by lower traditional life premiums and an increase in universal life claims.
Operating revenues
Total operating revenues for the six months ended June 30, 2017, increased $25.9 million, or 3.4%, as compared to the six months ended June 30, 2016. This increase was driven by higher policy fees and higher investment income due to increases in net in-force reserves and yield improvement, primarily in the traditional life block.

Net premiums and policy fees
Net premiums and policy fees increased by $11.3 million, or 2.3%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to an increase in policy fees associated with continued growth in universal life business. Offsetting this was a decrease in traditional life premiums.
Net investment income
Net investment income in the segment increased $14.7 million, or 5.6%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Of the increase in net investment income, $11.9 million resulted from growth in the universal life block of business. Traditional life investment income increased $1.9 million primarily due to higher yields.
Other income
Other income remained consistent for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased by $23.9 million, or 3.8%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due primarily to an increase in universal life claims. For the six months ended June 30, 2017, universal life unlocking decreased policy benefits and settlement expenses $0.5 million, as compared to a decrease of $2.0 million for the six months ended June 30, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $3.8 million, or 5.9%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to lower VOBA amortization in the traditional blocks resulting from decreased lapses. For the six months ended June 30, 2017, universal life unlocking decreased amortization $0.8 million, as compared to a decrease of $0.3 million for the six months ended June 30, 2016.
Other operating expenses
Other operating expenses decreased $0.4 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This decrease was driven by lower new business acquisition costs after capitalization and higher reinsurance allowances, offset by higher commissions and general and administrative expenses.
Sales
Sales for the segment increased $5.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Universal life sales accounted for the full increase and was primarily due to an expansion in distribution partners and focused efforts with existing partners.
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

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(210,888)	$(204,157)	$(401,223)	$(387,881)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(168,691)	(172,367)	(334,184)	(375,732)
Amortization of DAC/VOBA	(1,437)	(1,735)	(2,853)	(3,380)
Other operating expenses(1)	(42,333)	(39,425)	(83,671)	(76,111)
Total benefits and expenses	(212,461)	(213,527)	(420,708)	(455,223)

NET IMPACT OF REINSURANCE	$1,573	$9,370	$19,485	$67,342

Allowances received	$(44,187)	$(41,286)	$(87,311)	$(80,344)
Less: Amount deferred	1,854	1,861	3,640	4,233
Allowances recognized (ceded other operating expenses)(1)	$(42,333)	$(39,425)	$(83,671)	$(76,111)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 120% to 320%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
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
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
The higher ceded premium and policy fees for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was caused primarily by higher universal life policy fees of $10.2 million, slightly offset by lower ceded traditional life premiums of $3.4 million. Ceded traditional life premiums for the three months ended June 30, 2017, decreased from the three months ended June 30, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to lower universal life ceded claims and a decrease in ceded reserves. Traditional ceded benefits decreased $0.2 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to lower ceded reserves, mostly offset by higher ceded claims. Universal life ceded benefits decreased $3.8 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $6.3 million lower and ceded traditional life claims were $7.9 million higher for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
The higher ceded premium and policy fees for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, was caused primarily by higher universal life policy fees of $20.8 million, offset by lower ceded traditional life premiums of $6.5 million. Ceded traditional life premiums for the six months ended June 30, 2017, decreased from the six months ended June 30, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to lower ceded claims and reserves. Traditional ceded benefits decreased $13.5 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to lower ceded reserves. Universal life ceded benefits decreased $26.9 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $31.2 million lower for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, driven by fewer high dollar claims during the current year.
Ceded amortization of DAC and VOBA decreased slightly for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$276,499	$296,109	$557,949	$596,617
Reinsurance ceded	(80,888)	(91,405)	(161,138)	(177,827)
Net premiums and policy fees	195,611	204,704	396,811	418,790
Net investment income	188,949	189,014	379,918	376,669
Other income	3,047	2,721	5,835	5,452
Total operating revenues	387,607	396,439	782,564	800,911
Realized gains (losses) - investments	52,555	81,478	75,460	159,603
Realized gains (losses) - derivatives	(52,698)	(24,069)	(69,193)	(81,859)
Total revenues	387,464	453,848	788,831	878,655
BENEFITS AND EXPENSES
Benefits and settlement expenses	292,106	312,194	608,474	619,728
Amortization of VOBA	176	10,185	(2,909)	9,092
Other operating expenses	27,047	28,775	55,054	58,153
Operating benefits and expenses	319,329	351,154	660,619	686,973
Amortization related to benefits and settlement expenses	2,058	2,957	4,506	5,688
Amortization of VOBA related to realized gains (losses) - investments	(169)	2	(156)	4
Total benefits and expenses	321,218	354,113	664,969	692,665
INCOME BEFORE INCOME TAX	66,246	99,735	123,862	185,990
Less: realized gains (losses)	(143)	57,409	6,267	77,744
Less: amortization related to benefits and settlement expenses	(2,058)	(2,957)	(4,506)	(5,688)
Less: related amortization of VOBA	169	(2)	156	(4)
PRE-TAX ADJUSTED OPERATING INCOME	$68,278	$45,285	$121,945	$113,938

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$229,345,711	$245,874,701	$231,309,540	$227,143,714
Universal life	27,718,134	29,853,251	27,980,811	30,094,770
	$257,063,845	$275,727,952	$259,290,351	$257,238,484
Average Account Values
Universal life	$4,204,227	$4,272,980	$4,208,042	$4,293,031
Fixed annuity(2)	3,501,498	3,567,836	3,512,583	3,575,371
Variable annuity	1,181,048	1,173,275	1,174,076	1,190,594
	$8,886,773	$9,014,091	$8,894,701	$9,058,996
Interest Spread - Fixed Annuities
Net investment income yield	4.01%	3.97%	4.00%	3.98%
Interest credited to policyholders	3.22%	3.26%	3.26%	3.30%
Interest spread(3)	0.79%	0.71%	0.74%	0.68%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $68.3 million for the three months ended June 30, 2017, an increase of $23.0 million as compared to the three months ended June 30, 2016, primarily due to decreases in life insurance claims and lower amortization of VOBA, partially offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees decreased $9.1 million, or 4.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to expected runoff of the in-force blocks of business. Net investment income decreased $0.1 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
Total benefits and expenses
Total benefits and expenses decreased $32.9 million, or 9.3%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease was primarily due to improved mortality experience and lower amortization of VOBA, as well as the expected runoff of the in-force blocks of business.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $121.9 million for the six months ended June 30, 2017, an increase of $8.0 million as compared to the six months ended June 30, 2016, primarily due to decreases in life insurance claims and lower amortization of VOBA, partially offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees decreased $22.0 million, or 5.2%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the expected runoff of the in-force blocks of business. Net investment income increased $3.2 million, or 0.9%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to higher interest spreads partly offset by expected runoff of the in-force blocks of business.

Total benefits and expenses
Total benefits and expenses decreased $27.7 million, or 4.0%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease was primarily due to improved mortality experience and lower amortization of VOBA, as well as the expected runoff of the in-force blocks of business.

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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(80,888)	$(91,405)	$(161,138)	$(177,827)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(85,896)	(69,700)	(154,106)	(134,223)
Amortization of value of business acquired	(140)	(77)	(257)	(195)
Other operating expenses	(10,440)	(10,902)	(19,562)	(21,989)
Total benefits and expenses	(96,476)	(80,679)	(173,925)	(156,407)

NET IMPACT OF REINSURANCE(1)	$15,588	$(10,726)	$12,787	$(21,420)

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
The net impact of reinsurance was more favorable by $26.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to higher ceded claims. In the three months ended June 30, 2017, ceded revenues decreased by $10.5 million, while ceded benefits and expenses increased by $15.8 million primarily due to higher claims.
The net impact of reinsurance was more favorable by $34.2 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to higher ceded claims and lower ceded revenues. In the six months ended June 30, 2017, ceded revenues decreased by $16.7 million, while ceded benefits and expenses increased by $17.5 million primarily due to higher ceded claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,152	$36,455	$76,035	$72,011
Reinsurance ceded	(19,775)	(19,964)	(39,877)	(40,094)
Net premiums and policy fees	18,377	16,491	36,158	31,917
Net investment income	78,889	79,169	156,565	157,921
Realized gains (losses) - derivatives	(10,003)	(9,209)	(19,870)	(18,121)
Other income	41,681	39,516	83,970	77,165
Total operating revenues	128,944	125,967	256,823	248,882
Realized gains (losses) - investments	(666)	871	(391)	298
Realized gains (losses) - derivatives, net of economic cost	8,585	61,759	(9,713)	157,933
Total revenues	136,863	188,597	246,719	407,113
BENEFITS AND EXPENSES
Benefits and settlement expenses	55,557	47,570	106,457	97,536
Amortization of DAC/VOBA	653	(3,212)	94	(8,298)
Other operating expenses	36,446	34,129	71,923	66,888
Operating benefits and expenses	92,656	78,487	178,474	156,126
Amortization related to benefits and settlement expenses	1,096	3,228	2,412	2,970
Amortization of DAC/VOBA related to realized gains (losses) - investments	(12,166)	(22,875)	(23,866)	(23,975)
Total benefits and expenses	81,586	58,840	157,020	135,121
INCOME BEFORE INCOME TAX	55,277	129,757	89,699	271,992
Less: realized gains (losses) - investments	(666)	871	(391)	298
Less: realized gains (losses) - derivatives, net of economic cost	8,585	61,759	(9,713)	157,933
Less: amortization related to benefits and settlement expenses	(1,096)	(3,228)	(2,412)	(2,970)
Less: related amortization of DAC/VOBA	12,166	22,875	23,866	23,975
PRE-TAX ADJUSTED OPERATING INCOME	$36,288	$47,480	$78,349	$92,756

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$362,901	$171,231	$559,518	$380,536
Variable annuity	123,044	151,583	236,605	325,097
	$485,945	$322,814	$796,123	$705,633
Average Account Values
Fixed annuity(2)	$8,249,924	$8,210,847	$8,204,565	$8,245,283
Variable annuity	12,994,971	12,282,904	12,925,275	12,305,789
	$21,244,895	$20,493,751	$21,129,840	$20,551,072
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.67%	3.65%	3.66%	3.64%
Interest credited to policyholders	2.52	2.65	2.52	2.68
Interest spread	1.15%	1.00%	1.14%	0.96%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$12,749	$31,266	$16,197	$69,067
Equity futures - VA	(18,613)	(21,328)	(49,430)	(24,556)
Currency futures - VA	(10,018)	11,112	(16,274)	4,954
Equity options - VA	(12,884)	(3,232)	(53,069)	13,072
Interest rate swaptions - VA	(662)	(749)	(2,131)	(2,983)
Interest rate swaps - VA	34,946	81,554	25,989	207,147
Total return swaps - VA	(1,618)	—	(1,618)	—
Embedded derivative - GLWB(1)	(23,807)	(66,019)	(13,791)	(132,695)
Funds withheld derivative	20,456	17,850	67,925	10,052
Total derivatives related to VA contracts	549	50,454	(26,202)	144,058
Derivatives related to FIA contracts:
Embedded derivative - FIA	(9,334)	710	(21,745)	(1,452)
Equity futures - FIA	(202)	651	95	2,033
Volatility futures - FIA	—	—	—	—
Equity options - FIA	7,569	735	18,269	(4,827)
Total derivatives related to FIA contracts	(1,967)	2,096	(3,381)	(4,246)
VA GLWB economic cost(2)	10,003	9,209	19,870	18,121
Realized gains (losses) - derivatives, net of economic cost	$8,585	$61,759	$(9,713)	$157,933

(1) Includes impact of nonperformance risk of $(6.7) million and $(11.9) million for the three and six months ended June 30, 2017 and $0.1 million and $10.9 million for the three and six months ended June 30, 2016.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$78,236	$102,710
GMDB Reserves	24,437	24,734
GLWB and GMAB Reserves	20,812	7,018
Account value subject to GLWB rider	9,623,629	9,486,773
GLWB Benefit Base	10,577,891	10,559,907
GMAB Benefit Base	3,324	3,770
S&P 500® Index	2,423	2,239

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $36.3 million for the three months ended June 30, 2017, as compared to $47.5 million for the three months ended June 30, 2016, a decrease of $11.2 million, or 23.6%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in VA fee income. Segment results were positively impacted by $0.3 million of favorable unlocking for the three months ended June 30, 2017 as compared to $0.6 million of favorable unlocking for the three months ended June 30, 2016.

Operating revenues
Segment operating revenues increased $3.0 million, or 2.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business. Average fixed account balances increased 0.5% and average variable account balances increased 5.8% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased $8.0 million, or 16.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily the result of unfavorable SPIA mortality partially offset by lower credited interest. Included in benefits and settlement expenses was $0.1 million of unfavorable unlocking for the three months ended June 30, 2017, as compared to $0.3 million of favorable unlocking for the three months ended June 30, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $3.9 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The unfavorable changes in normal DAC and VOBA amortization were primarily due to higher fee income in the VA line of business. DAC and VOBA unlocking for the three months ended June 30, 2017, was $0.4 million favorable as compared to $0.3 million favorable for the three months ended June 30, 2016.
Other operating expenses
Other operating expenses increased $2.3 million, or 6.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Increases in non-deferred acquisition expense and commission expenses were partially offset by lower non-deferred maintenance and overhead expense.
Sales
Total sales increased $163.1 million, or 50.5%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Sales of variable annuities decreased $28.5 million, or 18.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $191.7 million, or 111.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $78.3 million for the six months ended June 30, 2017, as compared to $92.8 million for the six months ended June 30, 2016, a decrease of $14.4 million, or 15.5%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads and growth in VA fee income. Segment results were positively impacted by $1.9 million of favorable unlocking for the six months ended June 30, 2017 as compared to $1.0 million of favorable unlocking for the six months ended June 30, 2016.
Operating revenues
Segment operating revenues increased $7.9 million, or 3.2%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business. Average fixed account balances decreased 0.5% and average variable account balances increased 5.0% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased $8.9 million, or 9.1%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily the result of unfavorable SPIA mortality partially offset by lower credited interest. Included in benefits and settlement expenses was $0.1 million of favorable unlocking for the six months ended June 30, 2017, as compared to $0.8 million of favorable unlocking for the six months ended June 30, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $8.4 million, or 101.1%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The unfavorable changes in normal DAC and VOBA amortization were primarily due to higher fee income in the VA line of business partially offset by a favorable change in unlocking. DAC and VOBA unlocking for the six months ended June 30, 2017, was $1.8 million favorable as compared to $0.2 million favorable for the six months ended June 30, 2016.

Other operating expenses
Other operating expenses increased $5.0 million, or 7.5%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Increases in non-deferred acquisition expense and commission expenses were offset by lower non-deferred maintenance and overhead expense.
Sales
Total sales increased $90.5 million, or 12.8%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Sales of variable annuities decreased $88.5 million, or 27.2% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $179.0 million, or 47.0%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to an increase in SPDA sales.

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
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(19,775)	$(19,964)	$(39,877)	$(40,094)
Realized gains (losses) - derivatives	11,183	11,278	22,399	22,536
Total operating revenues	(8,592)	(8,686)	(17,478)	(17,558)
Realized gains (losses) - derivatives, net of economic cost	35,742	101,955	48,378	192,073
Total revenues	27,150	93,269	30,900	174,515
BENEFITS AND EXPENSES
Benefits and settlement expenses	(164)	(420)	26	(1,404)
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	(460)	(487)	(927)	(981)
Operating benefits and expenses	(624)	(907)	(901)	(2,385)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	—	—	—	—
Total benefit and expenses	(624)	(907)	(901)	(2,385)
NET IMPACT OF REINSURANCE	$27,774	$94,176	$31,801	$176,900
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
The net impact of reinsurance was favorable by $27.8 million for the three months ended June 30, 2017, as compared to the favorable net impact of $94.2 million for the three months ended June 30, 2016.
The net impact of reinsurance was favorable by $31.8 million for the six months ended June 30, 2017, as compared to the favorable net impact of $176.9 million for the six months ended June 30, 2016.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Net investment income	$41,508	$25,908	$80,854	$48,975
Total operating revenues	41,508	25,908	80,854	48,975
Realized gains (losses)	579	329	2,076	7,164
Total revenues	42,087	26,237	82,930	56,139
BENEFITS AND EXPENSES
Benefits and settlement expenses	17,505	9,752	31,953	17,720
Amortization of deferred policy acquisition costs	550	242	1,006	354
Other operating expenses	1,086	736	1,629	1,275
Total benefits and expenses	19,141	10,730	34,588	19,349
INCOME BEFORE INCOME TAX	22,946	15,507	48,342	36,790
Less: realized gains (losses)	579	329	2,076	7,164
PRE-TAX ADJUSTED OPERATING INCOME	$22,367	$15,178	$46,266	$29,626
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
GIC	$2,000	$7,000	$57,000	$57,000
GFA	550,000	900,000	750,000	900,000
	$552,000	$907,000	$807,000	$957,000

Average Account Values	$4,057,056	$2,513,097	$3,826,188	$2,320,707
Ending Account Values	$4,023,790	$2,838,674	$4,023,790	$2,838,674

Operating Spread
Net investment income yield	4.10%	4.15%	4.25%	4.26%
Interest credited	1.73	1.56	1.67	1.54
Operating expenses	0.16	0.16	0.14	0.14
Operating spread	2.21%	2.43%	2.44%	2.58%

Adjusted operating spread(2)	1.78%	1.79%	1.84%	1.77%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $22.4 million and increased $7.2 million, or 47.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase in adjusted operating earnings primarily resulted from a 61.4% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the three months ended June 30, 2017, was $4.4 million as compared to $3.9 million for the three months ended June 30, 2016. The adjusted operating spread, which excludes participating income, decreased by one basis point for the three months ended June 30, 2017, over the prior year, due primarily to an increase in credited interest.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $46.3 million and increased $16.6 million, or 56.2%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in adjusted operating earnings primarily resulted from a 64.9% increase in average account values in addition to an increase in participating mortgage income. Participating mortgage income for the six months ended June 30, 2017, was $11.2 million as compared to $9.2 million for the six months ended June 30, 2016. The adjusted operating spread, which excludes participating income, increased by seven basis points for the six months ended June 30, 2017, over the prior year, due primarily to higher investment yields.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$83,881	$68,264	$163,565	$136,146
Reinsurance ceded	(32,635)	(24,986)	(60,944)	(49,525)
Net premiums and policy fees	51,246	43,278	102,621	86,621
Net investment income	5,511	4,353	10,710	8,513
Other income	36,533	28,788	70,303	54,964
Total operating revenues	93,290	76,419	183,634	150,098
BENEFITS AND EXPENSES
Benefits and settlement expenses	30,987	25,727	62,410	51,111
Amortization of DAC and VOBA	4,708	5,414	9,608	11,158
Other operating expenses	52,921	41,137	102,992	79,432
Total benefits and expenses	88,616	72,278	175,010	141,701
INCOME BEFORE INCOME TAX	4,674	4,141	8,624	8,397
PRE-TAX ADJUSTED OPERATING INCOME	$4,674	$4,141	$8,624	$8,397
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Sales(1)
Credit insurance	$3,805	$5,954	$7,879	$11,531
Service contracts	112,210	88,909	212,199	166,184
GAP	28,253	26,534	59,600	52,095
	$144,268	$121,397	$279,678	$229,810
Loss Ratios(2)
Credit insurance	20.7%	33.0%	23.6%	32.7%
Service contracts	38.6	46.5	38.6	45.9
GAP	121.5	103.9	122.2	105.4

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $4.7 million, representing an increase of $0.5 million, or 12.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Service contract earnings increased $1.6 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.3 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $1.4 million primarily resulting from higher loss ratios.

Net premiums and policy fees
Net premiums and policy fees increased $8.0 million, or 18.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Service contract premiums increased $4.9 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. GAP premiums increased $3.6 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Credit insurance premiums decreased $0.5 million as a result of lower sales.
Other income
Other income increased $7.7 million, or 26.9%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $5.3 million, or 20.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. GAP claims increased $6.2 million due to higher loss ratios and the acquisition of US Warranty. Service contract claims decreased $0.4 million due to lower loss ratios, somewhat offset by additional claims from the US Warranty line. Credit insurance claims decreased $0.5 million due primarily to lower loss ratios and lower volume.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $0.7 million, or 13.0%, lower for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $11.8 million, or 28.6%, higher for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $22.9 million, or 18.8%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. Service contract sales increased $23.3 million due to the additional volume provided by US Warranty. GAP sales increased $1.7 million due to additional sales in existing distribution channels and US Warranty. Credit insurance sales decreased $2.1 million due to decreasing demand for the product.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $8.6 million, representing an increase of $0.2 million, or 2.7%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Service contract earnings increased $3.7 million primarily due to favorable loss ratios and the acquisition of US Warranty in the fourth quarter of 2016. Credit insurance earnings increased $0.4 million primarily due to lower loss ratios. Earnings from the GAP product line decreased $3.9 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.
Net premiums and policy fees
Net premiums and policy fees increased $16.0 million, or 18.5%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Service contract premiums increased $9.1 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. GAP premiums increased $7.7 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Credit insurance premiums decreased $0.8 million as a result of lower sales.
Other income
Other income increased $15.3 million, or 27.9%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $11.3 million, or 22.1%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. GAP claims increased $12.9 million due to higher loss ratios and the acquisition of US Warranty. Service contract claims decreased $0.8 million due to lower loss ratios, somewhat offset by the addition of claims from the US Warranty line. Credit insurance claims decreased $0.8 million due primarily to lower loss ratios and lower volume.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA was $1.6 million, or 13.9%, lower for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $23.6 million higher for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $49.9 million, or 21.7%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Service contract sales increased $46.0 million due to additional volume provided by US Warranty.

GAP sales increased $7.5 million due to higher sales in existing distribution channels and US Warranty. Credit insurance sales decreased $3.6 million due to decreasing demand for the product.
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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(32,635)	$(24,986)	$(60,944)	$(49,525)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(18,167)	(16,737)	(34,748)	(34,379)
Amortization of DAC/VOBA	(512)	(208)	(978)	(397)
Other operating expenses	(1,440)	(1,471)	(2,926)	(2,980)
Total benefits and expenses	(20,119)	(18,416)	(38,652)	(37,756)
NET IMPACT OF REINSURANCE(1)	$(12,516)	$(6,570)	$(22,292)	$(11,769)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Reinsurance premiums ceded increased $7.6 million, or 30.6%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to an increase in ceded service contract and GAP premiums.
Benefits and settlement expenses ceded increased $1.4 million, or 8.5%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase was primarily due to higher ceded losses in the service contract and GAP product lines, somewhat offset by a decrease in ceded losses in the credit product line.
Amortization of DAC and VOBA ceded increased $0.3 million for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded were relatively unchanged for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.
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
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Reinsurance premiums ceded increased $11.4 million, or 23.1%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to an increase in ceded service contract and GAP premiums.
Benefits and settlement expenses ceded increased $0.4 million, or 1.1%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase was primarily due to higher ceded losses in the service contract and GAP product lines, somewhat offset by a decrease in ceded losses in the credit product line.

Amortization of DAC and VOBA ceded increased $0.6 million for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded were relatively unchanged for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,113	$3,532	$6,540	$7,206
Reinsurance ceded	(22)	(82)	(81)	(141)
Net premiums and policy fees	3,091	3,450	6,459	7,065
Net investment income	23,221	28,999	48,130	55,332
Other income	150	144	325	435
Total operating revenues	26,462	32,593	54,914	62,832
Realized gains (losses) - investments	(43)	(2,549)	(4,380)	(4,284)
Realized gains (losses) - derivatives	(2,540)	14,874	(18,781)	18,294
Total revenues	23,879	44,918	31,753	76,842
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,159	4,752	6,813	8,776
Amortization of DAC and VOBA	—	—	—	—
Other operating expenses	58,628	58,089	117,787	119,046
Total benefits and expenses	61,787	62,841	124,600	127,822
INCOME (LOSS) BEFORE INCOME TAX	(37,908)	(17,923)	(92,847)	(50,980)
Less: realized gains (losses) - investments	(43)	(2,549)	(4,380)	(4,284)
Less: realized gains (losses) - derivatives	(2,540)	14,874	(18,781)	18,294
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(35,325)	$(30,248)	$(69,686)	$(64,990)
For The Three Months Ended June 30, 2017, as compared to The Three Months Ended June 30, 2016
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $35.3 million for the three months ended June 30, 2017, as compared to a pre-tax adjusted operating loss of $30.2 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in core investment income.
Operating revenues
Net investment income for the segment decreased $5.8 million or 19.9% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The decrease in net investment income was primarily due to a decrease in asset balances.
Total benefits and expenses
Total benefits and expenses decreased $1.1 million, or 1.7%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to decreases in corporate overhead expenses.
For The Six Months Ended June 30, 2017, as compared to The Six Months Ended June 30, 2016
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $69.7 million for the six months ended June 30, 2017, as compared to a pre-tax adjusted operating loss of $65.0 million for the six months ended June 30, 2016. The decrease was primarily due to a $7.2 million decrease in net investment income. Partially offsetting these decreases was a decrease in corporate overhead expenses.

Operating revenues
Net investment income for the segment decreased $7.2 million or 13.0% for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The decrease in net investment income was primarily due to a decrease in asset balances.
Total benefits and expenses
Total benefits and expenses decreased $3.2 million or 2.5%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to a decrease in corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of June 30, 2017, our investment portfolio was approximately $52.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $36.5 billion, or 87.0%, of our fixed maturities as “available-for-sale” as of June 30, 2017. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 6.4%, of our fixed maturities and $45.8 million of short-term investments as of June 30, 2017. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 6.6%, of our fixed maturities as “held-to-maturity” as of June 30, 2017. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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

The following table presents the reported values of our invested assets:

	As of
	June 30, 2017		December 31, 2016
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2017 - $30,275,131; 2016 - $30,387,712)	$29,747,547	57.3%	$29,049,505	57.6%
Privately issued bonds (amortized cost: 2017 - $12,123,791; 2016 - $11,929,228)	12,078,374	23.2	11,627,422	23.0
Preferred stock (amortized cost: 2017 - $97,476; 2016 - $98,348)	96,181	0.2	89,827	0.3
Fixed maturities	41,922,102	80.7%	40,766,754	80.9%
Equity securities (cost: 2017 - $731,168; 2016 - $729,951)	750,141	1.4	716,017	1.4
Mortgage loans	6,472,861	12.5	6,132,125	12.2
Investment real estate	6,705	—	8,060	—
Policy loans	1,634,809	3.1	1,650,240	3.3
Other long-term investments	809,457	1.6	856,410	1.7
Short-term investments	362,048	0.7	315,834	0.5
Total investments	$51,958,123	100.0%	$50,445,440	100.0%
Included in the preceding table are $2.7 billion and $2.6 billion of fixed maturities and $45.8 million and $52.6 million of short-term investments classified as trading securities as of June 30, 2017 and December 31, 2016, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.8 billion of securities classified as held-to-maturity as of June 30, 2017 and December 31, 2016, respectively.

Fixed Maturity Investments
As of June 30, 2017, our fixed maturity investment holdings were approximately $41.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2017		December 31, 2016
	(Dollars In Thousands)
AAA	$5,418,947	12.9%	$5,230,763	12.8%
AA	3,476,949	8.3	3,473,989	8.5
A	13,174,148	31.4	12,663,569	31.1
BBB	14,988,097	35.8	14,408,537	35.4
Below investment grade	2,116,884	5.0	2,219,719	5.4
Not rated(1)	2,747,077	6.6	2,770,177	6.8
	$41,922,102	100.0%	$40,766,754	100.0%

(1) Our "not rated" securities are $2.7 billion or 6.6% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 4, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
Corporate securities	$29,870,871	$28,849,238
Residential mortgage-backed securities	2,256,424	2,144,634
Commercial mortgage-backed securities	1,955,300	1,932,180
Other asset-backed securities	1,347,778	1,411,617
U.S. government-related securities	1,322,209	1,295,120
Other government-related securities	313,221	300,938
States, municipals, and political subdivisions	2,013,041	1,973,022
Preferred stock	96,181	89,828
Securities issued by affiliates	2,747,077	2,770,177
Total fixed income portfolio	$41,922,102	$40,766,754

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2017	% Fair Value	As of December 31, 2016	% Fair Value
	(Dollars In Thousands)
Banking	$4,096,583	9.9%	$3,811,588	9.3%
Other finance	62,984	0.1	83,895	0.2
Electric utility	3,981,666	9.7	3,925,147	9.6
Energy	3,898,380	9.4	3,887,736	9.5
Natural gas	682,686	1.6	603,149	1.5
Insurance	3,450,472	8.2	3,185,237	7.8
Communications	1,648,931	3.9	1,651,600	4.1
Basic industrial	1,562,012	3.7	1,533,516	3.8
Consumer noncyclical	3,607,319	8.6	3,465,299	8.5
Consumer cyclical	1,049,945	2.5	1,041,805	2.6
Finance companies	147,164	0.3	139,050	0.3
Capital goods	1,799,324	4.3	1,773,467	4.4
Transportation	1,139,282	2.7	1,136,666	2.7
Other industrial	207,983	0.5	200,605	0.5
Brokerage	794,425	1.9	760,585	1.9
Technology	1,663,361	4.0	1,534,297	3.8
Real estate	91,088	0.2	122,058	0.3
Other utility	83,447	0.2	83,366	0.2
Commercial mortgage-backed securities	1,955,300	4.7	1,932,180	4.7
Other asset-backed securities	1,347,778	3.2	1,411,617	3.5
Residential mortgage-backed non-agency securities	1,569,617	3.7	1,414,859	3.5
Residential mortgage-backed agency securities	686,807	1.6	729,775	1.8
U.S. government-related securities	1,322,209	3.1	1,295,120	3.2
Other government-related securities	313,221	0.7	300,938	0.7
State, municipals, and political divisions	2,013,041	4.8	1,973,022	4.8
Securities issued by affiliates	2,747,077	6.5	2,770,177	6.8
Total	$41,922,102	100.0%	$40,766,754	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2017	December 31, 2016
	(Dollars In Thousands)
AAA	$357,429	$341,364
AA	309,086	301,258
A	868,226	849,286
BBB	918,157	884,850
Below investment grade	240,201	263,102
Total Modco trading fixed maturities	$2,693,099	$2,639,860
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2017, were approximately $5.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2017, and December 31, 2016:

	As of June 30, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,904.0	$1,909.7	$—	$—	$1,196.0	$1,205.0	$678.5	$684.5	$3,778.5	$3,799.2
AA	1.7	1.7	—	—	504.7	514.3	134.8	126.8	641.2	642.8
A	5.9	6.2	22.8	23.0	251.1	252.3	436.5	436.5	716.3	718.0
BBB	1.7	1.8	3.2	3.3	3.5	3.5	19.6	19.5	28	28.1
Below	98.5	97.7	218.6	218.0	—	—	78.4	77.8	395.5	393.5
	$2,011.8	$2,017.1	$244.6	$244.3	$1,955.3	$1,975.1	$1,347.8	$1,345.1	$5,559.5	$5,581.6

Rating %
AAA	94.6%	94.7%	—%	—%	61.2%	61.0%	50.3%	50.9%	68.0%	68.1%
AA	0.1	0.1	—	—	25.8	26.0	10.0	9.4	11.5	11.5
A	0.3	0.3	9.3	9.4	12.8	12.8	32.4	32.5	12.9	12.9
BBB	0.1	0.1	1.3	1.4	0.2	0.2	1.5	1.4	0.5	0.5
Below	4.9	4.8	89.4	89.2	—	—	5.8	5.8	7.1	7.0
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$946.0	$947.6	$244.6	$244.3	$1,056.1	$1,065.5	$856.9	$857.7	$3,103.6	$3,115.1
2014	197.9	196.7	—	—	234.8	240.4	62.1	63.2	494.8	500.3
2015	454.9	454.9	—	—	212.8	210.9	62.3	61.0	730.0	726.8
2016	212.7	218.0	—	—	449.5	456.2	255.3	252.7	917.5	926.9
2017	200.3	199.9	—	—	2.1	2.1	111.2	110.5	313.6	312.5
Total	$2,011.8	$2,017.1	$244.6	$244.3	$1,955.3	$1,975.1	$1,347.8	$1,345.1	$5,559.5	$5,581.6

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2016
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,758.6	$1,770.6	$—	$—	$1,165.8	$1,184.6	$727.3	$732.6	$3,651.7	$3,687.8
AA	3.1	3.1	—	—	500.7	515.8	125.2	117.8	629.0	636.7
A	2.8	2.9	0.5	0.5	255.9	260.1	426.4	428.6	685.6	692.1
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

Rating %
AAA	93.3%	93.4%	—%	—%	60.3%	60.1%	51.5%	51.9%	66.5%	66.3%
AA	0.2	0.2	—	—	25.9	26.2	8.9	8.4	11.5	11.7
A	0.1	0.1	0.2	0.2	13.3	13.2	30.2	30.4	12.5	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.6	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	226.5	230.9	98.6	98.8	491.6	497.7
2014	203.8	203.8	—	—	234.1	242.7	168.4	168.4	606.3	614.9
2015	461.2	464.6	—	—	209.9	210.5	66.2	64.6	737.3	739.7
2016	208.1	215.1	—	—	436.2	449.1	249.7	249.9	894.0	914.1
Total	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2017, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.26 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2017:

Weighted-Average
Non-agency portfolio	Life

Prime	12.26
Alt-A	3.44
Sub-prime	2.67
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2017, our mortgage loan holdings were approximately $6.5 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2017, assuming the loans are called at their next call dates, approximately $60.9 million of principal would become due for the remainder of 2017, $1,010.2 million in 2018 through 2022, $125.7 million in 2023 through 2027, and $10.0 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2017 and December 31, 2016, approximately $669.8 million and $595.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2017 and 2016, we recognized $4.7 million, $11.5 million, $5.7 million, and $12.5 million respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2017 and December 31, 2016, there were $5.9 million and $0.7 million of allowances for mortgage loan credit losses, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2017, we estimated the fair value of our mortgage loans to be $6.4 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 0.7% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of June 30, 2017, approximately $3.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2017, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the six months ended June 30, 2017, we recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders. This concession was the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the six months ended June 30, 2017.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2017, $3.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2017.
As of June 30, 2017, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the six months ended June 30, 2017.
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

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2017, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $555.3 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2017, and an overall net unrealized loss of $1.7 billion as of December 31, 2016.

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2017, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$2,656,233	11.5%	$2,677,568	11.1%	$(21,335)	2.1%
>90 days but <= 180 days	300,793	1.3	310,260	1.3	(9,467)	0.9
>180 days but <= 270 days	9,428,331	40.8	9,663,916	40.0	(235,585)	23.3
>270 days but <= 1 year	774,177	3.3	813,605	3.4	(39,428)	3.9
>1 year but <= 2 years	267,294	1.2	281,221	1.2	(13,927)	1.4
>2 years but <= 3 years	9,702,278	41.9	10,393,037	43.0	(690,759)	68.4
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$23,129,106	100.0%	$24,139,607	100.0%	$(1,010,501)	100.0%
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
As of June 30, 2017, the Barclays Investment Grade Index was priced at 105 bps versus a 10 year average of 179 bps. Similarly, the Barclays High Yield Index was priced at 390 bps versus a 10 year average of 658 bps. As of June 30, 2017, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.9%, 2.3%, and 2.8%, as compared to 10 year averages of 1.8%, 2.7%, and 3.6%, respectively.
As of June 30, 2017, 92.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of June 30, 2017, there were estimated gross unrealized losses of $1.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2017, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2017, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,709,571	7.4%	$1,741,061	7.2%	$(31,490)	3.1%
Other finance	49,167	0.2	51,638	0.2	(2,471)	0.2
Electric utility	3,150,081	13.6	3,352,093	13.9	(202,012)	20.0
Energy	1,931,862	8.4	2,053,146	8.5	(121,284)	12.0
Natural gas	559,654	2.4	592,406	2.5	(32,752)	3.2
Insurance	2,156,308	9.3	2,248,695	9.3	(92,387)	9.1
Communications	1,225,727	5.3	1,311,060	5.4	(85,333)	8.4
Basic industrial	883,903	3.8	923,394	3.8	(39,491)	3.9
Consumer noncyclical	2,099,058	9.1	2,180,851	9.0	(81,793)	8.1
Consumer cyclical	609,000	2.6	638,409	2.6	(29,409)	2.9
Finance companies	27,008	0.1	29,414	0.1	(2,406)	0.2
Capital goods	1,054,250	4.6	1,096,195	4.5	(41,945)	4.2
Transportation	763,336	3.3	796,048	3.3	(32,712)	3.2
Other industrial	165,704	0.7	175,967	0.7	(10,263)	1.0
Brokerage	422,019	1.8	433,528	1.8	(11,509)	1.1
Technology	618,820	2.7	642,221	2.7	(23,401)	2.3
Real estate	58,535	0.5	59,206	0.2	(671)	0.1
Other utility	17,512	0.1	18,426	0.1	(914)	0.1
Commercial mortgage-backed securities	1,379,988	6.0	1,405,702	5.8	(25,714)	2.5
Other asset-backed securities	384,632	1.7	401,625	1.7	(16,993)	1.7
Residential mortgage-backed non-agency securities	817,320	3.5	831,904	3.4	(14,584)	1.4
Residential mortgage-backed agency securities	277,576	1.2	282,239	1.2	(4,663)	0.5
U.S. government-related securities	1,182,819	5.1	1,209,349	5.0	(26,530)	2.6
Other government-related securities	127,308	0.6	135,469	0.6	(8,161)	0.8
States, municipals, and political divisions	1,457,948	6.0	1,529,561	6.5	(71,613)	7.4
Total	$23,129,106	100.0%	$24,139,607	100.0%	$(1,010,501)	100.0%

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
The range of maturity dates for securities in an unrealized loss position as of June 30, 2017, varies, with 16.1% maturing in less than 5 years, 16.5% maturing between 5 and 10 years, and 67.4% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2017:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$14,242,628	61.6%	$14,756,604	61.1%	$(513,976)	50.9%
BBB	8,136,027	35.2	8,554,675	35.4	(418,648)	41.4
Investment grade	22,378,655	96.8%	23,311,279	96.5%	(932,624)	92.3%
BB	398,199	1.7	429,585	1.8	(31,386)	3.1
B	238,234	1.0	280,093	1.2	(41,859)	4.1
CCC or lower	114,018	0.5	118,650	0.5	(4,632)	0.5
Below investment grade	750,451	3.2%	828,328	3.5%	(77,877)	7.7%
Total	$23,129,106	100.0%	$24,139,607	100.0%	$(1,010,501)	100.0%
As of June 30, 2017, we held a total of 1,846 positions that were in an unrealized loss position. Included in that amount were 102 positions of below investment grade securities with a fair value of $750.5 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $77.9 million, $69.0 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of June 30, 2017, securities in an unrealized loss position that were rated as below investment grade represented 3.2% of the total fair value and 7.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2017:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$154,641	20.6%	$160,816	19.4%	$(6,175)	7.9%
>90 days but <= 180 days	11,814	1.6	12,442	1.5	(628)	0.8
>180 days but <= 270 days	72,515	9.7	74,624	9.0	(2,109)	2.7
>270 days but <= 1 year	999	0.1	1,007	0.1	(8)	—
>1 year but <= 2 years	61,006	8.1	67,383	8.1	(6,377)	8.2
>2 years but <= 3 years	449,476	59.9	512,056	61.9	(62,580)	80.4
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$750,451	100.0%	$828,328	100.0%	$(77,877)	100.0%
Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2017:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$5,061,518	13.9%
AA	3,167,863	8.7
A	12,305,922	33.7
BBB	14,069,940	38.5
Investment grade	34,605,243	94.8
BB	1,302,422	3.6
B	295,045	0.8
CCC or lower	279,216	0.8
Below investment grade	1,876,683	5.2
Total	$36,481,926	100.0%
Not included in the table above are $2.5 billion of investment grade and $240.2 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2017. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2017:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Thousands)
Federal Home Loan Bank	$230.8	$—	$230.8
JP Morgan Chase & Co	199.0	7.3	206.3
Duke Energy Corp	206.1	—	206.1
MetLife Inc	205.0	—	205.0
The Southern Co	203.8	—	203.8
AT&T Inc.	202.3	—	202.3
Wells Fargo & Co.	199.1	—	199.1
Exelon Corp	199.0	—	199.0
HSBC Holdings PLC	197.5	—	197.5
Anheuser Busch Inbev NV	192.4	—	192.4
Total	$2,035.0	$7.3	$2,042.3
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2017, we recognized approximately $2.8 million and $8.0 million, respectively, of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2017. As of June 30, 2017, we had no unfunded exposure and had no direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Thousands)
Securities:
United Kingdom	$609.1	$787.1	$1,396.2
Netherlands	213.7	246.7	460.4
France	133.9	221.2	355.1
Switzerland	208.8	113.8	322.6
Germany	145.3	148.4	293.7
Spain	22.9	225.9	248.8
Belgium	—	199.8	199.8
Sweden	129.2	20.6	149.8
Norway	—	98.6	98.6
Italy	—	93.9	93.9
Luxembourg	—	59.5	59.5
Ireland	—	57.7	57.7
Total securities	1,462.9	2,273.2	3,736.1
Derivatives:
Germany	32.7	—	32.7
United Kingdom	14.1	—	14.1
Switzerland	4.7	—	4.7
France	2.6	—	2.6
Total derivatives	54.1	—	54.1
Total securities	$1,517.0	$2,273.2	$3,790.2

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Fixed maturity gains - sales	$2,297	$18,553	$13,035	$27,464
Fixed maturity losses - sales	(2,347)	(1,820)	(3,595)	(5,029)
Equity gains - sales	—	202	—	320
Equity losses - sales	(1,037)	—	(1,046)	(284)
Impairments	(2,785)	(967)	(7,986)	(3,584)
Modco trading portfolio	55,230	76,201	73,782	154,355
Other	(608)	(4,353)	(5,800)	(6,334)
Total realized gains (losses) - investments	$50,750	$87,816	$68,390	$166,908
Derivatives related to VA contracts:
Interest rate futures - VA	$12,749	$31,266	$16,197	$69,067
Equity futures - VA	(18,613)	(21,328)	(49,430)	(24,556)
Currency futures - VA	(10,018)	11,112	(16,274)	4,954
Equity options - VA	(12,884)	(3,232)	(53,069)	13,072
Interest rate swaptions - VA	(662)	(749)	(2,131)	(2,983)
Interest rate swaps - VA	34,946	81,554	25,989	207,147
Total return swaps - VA	(1,618)	—	(1,618)	—
Embedded derivative - GLWB	(23,807)	(66,019)	(13,791)	(132,695)
Funds withheld derivative	20,456	17,850	67,925	10,052
Total derivatives related to VA contracts	549	50,454	(26,202)	144,058
Derivatives related to FIA contracts:
Embedded derivative - FIA	(9,334)	710	(21,745)	(1,452)
Equity futures - FIA	(202)	651	95	2,033
Volatility futures - FIA	—	—	—	—
Equity options - FIA	7,569	735	18,269	(4,827)
Total derivatives related to FIA contracts	(1,967)	2,096	(3,381)	(4,246)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(8,571)	(96)	(10,661)	(834)
Equity futures - IUL	(137)	47	(936)	(172)
Equity options - IUL	1,571	241	4,462	214
Total derivatives related to IUL contracts	(7,137)	192	(7,135)	(792)
Embedded derivative - Modco reinsurance treaties	(52,703)	(22,820)	(70,568)	(81,175)
Derivatives with PLC(1)	(2,531)	13,681	(17,406)	17,711
Other derivatives	(5)	(55)	(2)	(100)
Total realized gains (losses) - derivatives	$(63,794)	$43,548	$(124,694)	$75,456

(1) These derivatives include the interest support agreement, two early renewable term ("YRT") premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2017, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	—	—	—	—
Corporate securities	2,785	967	7,986	3,584
Equities	—	—	—	—
Total	$2,785	$967	$7,986	$3,584
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2017, we sold securities in an unrealized loss position with a fair value of $84.3 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$29,309	34.8%	$(2,314)	49.9%
>90 days but <= 180 days	25,426	30.2	(212)	4.6
>180 days but <= 270 days	5,734	6.8	(159)	3.4
>270 days but <= 1 year	528	0.6	(65)	1.4
>1 year	23,268	27.6	(1,891)	40.7
Total	$84,265	100.0%	$(4,641)	100.0%
For the three and six months ended June 30, 2017, we sold securities in an unrealized loss position with a fair value (proceeds) of $71.8 million and $84.3 million, respectively. The losses realized on the sale of these securities were $3.4 million and $4.6 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the three and six months ended June 30, 2017, we sold securities in an unrealized gain position with a fair value of $275.5 million and $444.6 million, respectively. The gains realized on the sale of these securities were $2.3 million and $13.0 million, respectively.
The $0.6 million of other realized losses recognized for the three months ended June 30, 2017, consisted of an increase in mortgage loan reserves of $0.8 million and partnership gains of $0.2 million,
For the three and six months ended June 30, 2017, net gains of $55.2 million and $73.8 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $73.8 million for the six months ended June 30, 2017, approximately $3.0 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $52.7 million and $70.6 million during the three and six months ended June 30, 2017, respectively. The losses during the three and six months ended June 30, 2017, were due to the tightening of credit spreads.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2017, we experienced net realized gains of $0.5 million and losses of $26.2 million, respectively on derivatives related to VA contracts. These net gains and losses on derivatives related to VA contracts were affected by capital market impacts.

The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $20.5 million and $67.9 million for the three and six months ended June 30, 2017.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized losses of $3.2 million and $18.1 million related to the interest support agreement for the three and six months ended June 30, 2017. We recognized gains of $0.1 million related to the YRT premium support agreements for the three and six months ended June 30, 2017.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized gains of $0.6 million for the three and six months ended June 30, 2017.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated immaterial losses for the three and six months ended June 30, 2017.
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
We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2017. PLC had an outstanding balance of $205.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2017.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2017, to fund mortgage loans in the amount of $713.1 million.
Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2017, we held cash and short-term investments of approximately $606.2 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2017	2016
	(Dollars In Thousands)
Net cash provided by operating activities	$62,402	$270,017
Net cash used in investing activities	(642,903)	(2,817,169)
Net cash provided by financing activities	610,259	2,629,937
Total	$29,758	$82,785
For The Six Months Ended June 30, 2017 as compared to the Six Months Ended June 30, 2016
Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $357.6 million of outflows from secured financing liabilities for the six months ended June 30, 2017, as compared to the $278.2 million of outflows for the six months ended June 30, 2016 and $1.1 billion million of inflows of investment product and universal life net activity as compared to $1.0 billion in the prior year. Net repayment of non-recourse funding obligations equaled $21.0 million during the six months ended June 30, 2017 as compared to net issuances of $2.2 billion during the six months ended June 30, 2016. We paid a dividend of $140.0 million for the six months ended June 30, 2017.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2017, we had $695.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2017, the fair value of securities pledged under the repurchase program was $429.8 million and the repurchase obligation of $413.6 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 124 basis points). During the six months ended June 30, 2017, the maximum balance outstanding at any one point in time related to these programs was $981.3 million. The average daily balance was $607.7 million (at an average borrowing rate of 78 basis points) during the six months ended June 30, 2017. As of December 31, 2016, the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of June 30, 2017, securities with a market value of $25.6 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of June 30, 2017 the fair value of the collateral related to this program was $26.5 million and we have an obligation to return $26.5 million of collateral to the securities borrowers.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For three and six months ended June 30, 2017, we ceded premiums to third party reinsurers amounting to $344.2 and $663.3 million. In addition, we had receivables from reinsurers amounting to $5.0 billion as of June 30, 2017. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2017, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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

As of June 30, 2017, we had policy liabilities and accruals of approximately $31.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.
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
As of June 30, 2017, we carried a $10.8 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,051,724	$256,666	$602,426	$673,096	$3,519,536
Stable value products(2)	4,227,022	940,549	1,967,812	1,169,872	148,789
Operating leases(3)	31,218	4,478	8,584	7,475	10,681
Home office lease(4)	77,989	1,999	75,990	—	—
Mortgage loan and investment commitments	898,126	841,088	57,038	—	—
Secured financing liabilities(5)	440,143	440,143	—	—	—
Policyholder obligations(6)	42,269,381	1,553,088	3,460,359	3,414,701	33,841,233
Total	$52,995,603	$4,038,011	$6,172,209	$5,265,144	$37,520,239

(1) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.8 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.8 billion relates to the Golden Gate transaction that occurred in Q1 2016. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2017, we had outstanding mortgage loan commitments of $713.1 million at an average rate of 4.3%.

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
The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2017 and December 31, 2016:
Credited Rate Summary
As of June 30, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$203	$1,168	$2,035	$3,406
>3% - 4%	4,086	1,091	8	5,185
>4% - 5%	2,015	14	1	2,030
>5% - 6%	203	—	—	203
Subtotal	6,507	2,273	2,044	10,824
Fixed Annuities
1%	$645	$178	$274	$1,097
>1% - 2%	544	371	70	985
>2% - 3%	1,992	65	6	2,063
>3% - 4%	247	—	—	247
>4% - 5%	274	—	—	274
>5% - 6%	3	—	—	3
Subtotal	3,705	614	350	4,669
Total	$10,212	$2,887	$2,394	$15,493

Percentage of Total	66%	19%	15%	100%

Credited Rate Summary
As of December 31, 2016

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%
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
In conducting our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2017, we have excluded USWC Holding Company and its subsidiaries ("US Warranty") and the internal controls relating to the administrative systems and processes being provided by third parties for the acquired business. US Warranty was acquired on December 1, 2016 and its revenues and income were immaterial to the Company's results of operations for the six month period ended June 30, 2017.
(b)    Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1A.  Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.
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

Mortality, morbidity, and casualty assumptions incorporate underlying assumptions about many factors. Such factors may include, for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience may differ from expectations. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company's level of lapses to differ from its assumptions about premium persistency and lapses, which could negatively impact the Company's performance.

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

The use of derivative financial instruments by the Company generally to hedge various risks that impact GAAP earnings may have an adverse impact on the level of statutory capital and risk-based capital ratios, because earnings under the Company's hedging program are recognized differently under GAAP and statutory accounting methods.

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

The Company is subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company which may result in associated derivative financial instruments to be ineffective or inefficient.

The above factors, either alone or in combination, may have a material adverse effect on the Company's financial condition and results of operations.

The Company's securities lending program may subject it to liquidity and other risks.

The Company maintains a securities lending program in which securities are loaned to third parties, including brokerage firms and commercial banks. The borrowers of the Company's securities provide the Company with collateral, typically in cash, which it separately maintains. The Company invests the collateral in other securities, including primarily short-term government repo and money market funds. Securities loaned under the program may be returned to the Company by the borrower at any time, requiring the Company to return the related cash collateral. In some cases, the Company may use the cash collateral provided to purchase other securities to be held as invested collateral, and the maturity of such securities may exceed the term of the securities loaned under the program and/or the market value of such securities may fall below the amount of cash collateral that the Company is obligated to return to the borrower of the Company's loaned securities. If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell the securities held as invested collateral to meet the obligation, the Company may have difficulty selling such securities in a timely manner and/or the Company may be forced to sell the securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. In addition, the Company's ability to sell securities held as invested collateral may be restricted under stressful market and economic conditions in which liquidity deteriorates.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. At the federal level, the executive branch may issue executive orders or take other action with respect to life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

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

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”), which is targeted to be implemented in 2019. The framework, which is currently under discussion, may include a global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is likely that, as a result of the Merger, the combined group will be deemed an IAIG, in which case it may be subject to supervision requirements and capital measurement standards beyond those applicable to any competitors who are not designated as an IAIG.

The Company’s sole stockholder, Dai-ichi Life, is also subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries, which could limit the ability of the Company to engage in certain transactions or business initiatives.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reinsurance, cybersecurity practices, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC is studying a group capital calculation that would aggregate required capital across U.S.-based insurance groups. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

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

The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a likely effective date in 2019) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. The VAIWG received a draft proposal for changes in late 2016 and is reviewing the proposal’s possible impact. If the proposal is adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the "Preamble") of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).

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

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the Affected Business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable to third party finance providers with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

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

Dodd-Frank includes a framework of regulation of over-the-counter (“OTC”) derivatives markets that requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions required to be cleared are expected to increase in the future. In addition, new variation margin requirements applicable to derivatives transactions that are not required to be cleared are expected to become effective in September 2017. The increase of transactions required to be cleared and the application of new margin requirements for uncleared derivatives transactions may result in additional costs to the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its fixed and variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

On April 6, 2016, the Department of Labor issued new regulations expanding the definition of “investment advice fiduciary” under ERISA. These new regulations increased the number of circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a fiduciary when providing investment advice with respect to ERISA plans or IRAs. The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Code that permit fiduciaries to engage in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

The expanded definition of “investment advice fiduciary” and certain regulations related to new and revised Prohibited Transaction Exemptions went into effect on June 9, 2017, allowing fiduciaries to rely on the Prohibited Transaction Exemptions provided that they adhere to certain required Impartial Conduct Standards. Additional conditions applicable to the Prohibited Transaction Exemptions with which fiduciaries must comply will be delayed until July 1, 2019 and may be impacted, along with the current definition of “investment advice fiduciary”, by public comments solicited pursuant to the Department of Labor’s Request for Information. Responses to the Request for Information may also result in the adoption of new Prohibited Transaction Exemptions or additional conditions applicable to existing exemption requirements.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. The foregoing could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

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

In June of 2017, the Chairman of the SEC requested public comments on a series of questions focused on (1) the current regulatory framework for broker-dealers and investment advisers, (2) the current state of the market for retail advice, and (3) market trends. The SEC will consider these views as it determines future steps, including potential rulemaking, related to standards of conduct applicable to broker-dealers and investment advisers. In this request the Chairman also welcomed the opportunity to engage with the Department of Labor as the SEC moves forward with its examination of the standards of conduct applicable to broker-dealers, investment advisers and matters related thereto.

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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2017, filed on August 10, 2017 formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by Reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 10, 2017	By:	/s/ PAUL R. WELLS
Paul R. Wells
Senior Vice President, Chief Accounting Officer,
and Controller