Form 10-K
period 2017-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2018-03-21
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
____________________________________________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer", "smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2017:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 2, 2018:  5,000,000
Documents Incorporated by Reference: None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2017

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
Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 23, Operating Segments to the consolidated financial statements included in this report.
In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may not have an immediate impact on reported segment or consolidated adjusted operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments. Stable value contract sales are measured at the time the purchase payments are received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.
These statistics are derived from various sales tracking and administrative systems and are not derived from the Company's financial reporting systems or financial statements. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.
Life Marketing
The Life Marketing segment markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis, primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
The following table presents the Life Marketing segment’s sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2017	$172
2016	170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
2014	130
2013	155

 Acquisitions
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment's acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available. However, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.
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
The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage. On occasion, the Company's other operating segments have acquired companies and/or blocks of policies, such as the December 2016 acquisition of USWC Holding Company which is included in the Asset Protection segment. These acquisitions are not included in the Acquisitions segment. The results of these acquisitions are included in the respective segment's financial results.
On January 18, 2018, PLC and the Company entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Life Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, PLC, the Company and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly owned subsidiary of the Company, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to the Company and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, the Company and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by the Company of approximately $1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.
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

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2017	$1,131	$426	$1,557
2016	727	593	1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
2014	831	953	1,784
2013	693	1,867	2,560
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
The segment's products complement the Company's overall asset/liability management in that the terms may be tailored to the needs of PLICO as the seller of the contracts. The Company's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2017	$116	$1,650	$1,766
2016	190	1,667	1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—
2014	42	50	92
2013	495	—	495

Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset's actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment's products are primarily marketed through a national network of approximately 7,550 automobile, marine, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2017	549
2016	467
For the period of February 1, 2015 to December 31, 2015	451

Predecessor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$35
2014	458
2013	444
In 2017, all of the segment’s sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 77.2% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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
Investments
As of December 31, 2017 (Successor Company), the Company’s investment portfolio was approximately $54.3 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company's investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company's investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company's investment portfolio for the successor period. For further information regarding the Company's investments, the maturity of and the concentration of risk among the Company's invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment Operations, and Note 7, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

Successor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
For The Year Ended December 31, 2017	$54,983,606	$1,923,056	3.5%	$(137,041)	$111,975
For The Year Ended December 31, 2016	51,140,568	1,823,463	3.6%	49,790	72,882
February 1, 2015 to December 31, 2015	45,716,700	1,532,796	3.3%	58,436	(193,928)

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$164,605	$22,031	$80,672

Predecessor Company
				Realized Investment Gains (Losses)
For The Year Ended December 31,	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
2014	$46,326,345	$2,098,013	4.5%	$(13,492)	$198,027
2013	44,463,339	1,836,188	4.8%	82,161	(143,984)
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), the Company's mortgage loan holdings were approximately $6.8 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company's underwriting procedures relative to its commercial loan portfolio are based, in the Company's view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company's investment in mortgage loans, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Mortgage Loans to the consolidated financial statements included herein.

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
The Company's ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company's acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company and its insurance subsidiaries, including as a result of the Company's status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer's overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company's securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company's access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating organizations may take various actions, positive or negative, with respect to the Company's debt ratings, including as a result of the Company's status as a subsidiary of Dai-ichi Life.

Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company			Predecessor Company
	For The Year Ended December 31,		February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2017	2016			2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
New Business Written
Life Marketing	$52,154,590	$48,654,140	$37,677,352	$3,425,214	$35,967,402	$39,107,963
Asset Protection	483,299	646,225	641,794	58,345	878,671	1,040,593
Total	$52,637,889	$49,300,365	$38,319,146	$3,483,559	$36,846,073	$40,148,556

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
Business Acquired Acquisitions	$—	$83,285,951	$—	$—	$44,812,977
Insurance In-Force at End of Year (1)
Life Marketing	$613,752,209	$590,021,218	$565,858,830	$546,994,786	$535,747,678
Acquisitions	246,499,115	263,771,251	199,482,477	215,223,031	235,552,325
Asset Protection	1,466,334	1,721,641	1,910,691	2,055,873	2,149,324
Total	$861,717,658	$855,514,110	$767,251,998	$764,273,690	$773,449,327

(1)
Reinsurance assumed has been included, reinsurance ceded (Successor 2017 - $328,377,398; 2016 - $348,994,650; 2015 - $368,142,294); (Predecessor 2014 - $388,890,060; 2013 - $416,809,287) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2017	4.5%
2016	4.9
2015	4.2

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2014	4.7%
2013	5.1

Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2017	$4,698,371	$10,921,190	$13,956,071
2016	3,501,636	10,642,115	13,244,252
2015	2,131,822	10,719,862	12,829,188

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2014	$1,959,488	$10,724,849	$13,383,309
2013	2,559,552	10,832,956	13,083,735
Underwriting
The underwriting policies of the Company's insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, attending physician statements and/or the results of a medical exam, to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a "simplified issue" approach for certain policies which are primarily sold through the Asset Protection segment. In the case of "simplified issue" policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant's inability to make an unqualified health certification, indicate adverse health of the applicant.
The Company's insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant's age. Blood samples are tested for a wide range of chemical values and are screened for antibodies to certain viruses. Applications also contain questions permitted by law regarding certain viruses which must be answered by the proposed insureds.
The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements. The Company also introduced a streamlined underwriting approach that utilizes the TeleLife® process and noninvasive risk selection tools to approve some applications without requiring a paramedical exam or lab testing.
The Company's maximum retention limit on directly issued business is $5,000,000 for any one life on certain of its traditional life and universal life products.
Reinsurance Ceded
The Company's insurance subsidiaries cede life insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company has also reinsured guaranteed minimum death benefit ("GMDB") claims relative to certain of its VA contracts.
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
For approximately 15 years prior to 2012, the Company reinsured 90% of the mortality risk on the majority of its newly written universal life insurance on a YRT basis. During 2012, the Company moved to reinsure only amounts in excess of its $2,000,000 retention, which was increased to $5,000,000 during 2016, for the majority of its newly written universal life and level premium term insurance.

Policy Liabilities and Accruals
The applicable insurance laws under which the Company's insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are calculated in accordance with applicable law. These liabilities along with additional premiums to be received and the compounded interest earned on those premiums are considered to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.
The policy liabilities and accruals carried in the Company's financial reports presented on the basis of generally accepted accounting principles generally accepted in the United States of America ("GAAP") differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities for traditional life, immediate annuity, and health contracts, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which generally differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, deferred annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest. Additional liabilities are held as appropriate for excess benefits above the account value.
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

The Company is subject to corporate income, excise, franchise, and premium taxes. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate effective January 1, 2018. The legislation is expected to result in an overall benefit for investment-related adjustments decreasing the effective tax rate and taxable income. The Company also expects an increase in taxable income, but no effect on the effective tax rate, as the result of changes in legislation regarding the capitalization of deferred acquisition costs and policyholder benefit reserves. While overall the Tax Reform Act will cause the Company to report higher amounts of taxable income, the Company expects to pay less income tax in the future due to the lower tax rate.

In addition, life insurance products are often used to fund estate tax obligations. Future changes to estate tax laws may affect the demand for life insurance products.

The Company's insurance subsidiaries are taxed in a manner similar to other life insurance companies in the industry. Certain restrictions apply to the inclusion of recently-acquired life insurance companies into the Company's consolidated income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses may cause the Company's income tax expense to increase.

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
The Company's ability to compete is dependent upon, among other things, its ability to attract and retain distributors to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of adequate ratings from rating organizations.
As technology evolves, a comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.
Risk Management
Risk management is a critical part of the Company's business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, and technology. The Company's Enterprise Risk Management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process which includes determining which risks are acceptable and the monitoring and management of identified risks on an ongoing basis. The primary objectives of these risk management processes are to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.
Regulation
The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners ("NAIC"). Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company's business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company's domiciliary state regulator.
The Company and its insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company and/or its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company and/or its subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding the Company or any of its insurance company subsidiaries.
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long-term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.

In addition, many states, including the states in which the Company and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Holding company legislation has been adopted in certain states where the Company and its insurance subsidiaries are domiciled, which subjects the companies to increased reporting requirements. Holding company legislation has also been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements.
The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on their ability to pay dividends. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2018 is approximately, in the aggregate, to be $175.1 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.
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

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress which could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. In collaboration with U.S. federal banking regulators, the CFTC has adopted regulations which categorize the Company as a “financial end-user” which is thereby required to post and collect margin in a variety of derivatives transactions. Recommendations and reports from entities created under the Dodd-Frank Act, such as the Federal Insurance Office (“FIO”) and the Financial Stability Oversight Council (“FSOC”), could also affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company’s business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau ("CFPB"), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the CFTC. Certain of the Company's subsidiaries sell products that may be regulated by the CFPB, and the Company is unable to predict at this time the ways in which the CFPB’s regulations might directly or indirectly affect the Company or its subsidiaries.

The Company is subject to regulations adopted by the United States Department of Labor that affect a variety of products and services provided to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act ("ERISA"). The regulations significantly expand the definition of “investment advice” and increase the circumstances in which the Company and broker-dealers, insurance agencies and other financial institutions that sell the Company’s products could be deemed a “fiduciary” when providing investment advice with respect to ERISA plans or Individual Retirement Accounts (“IRAs”). The Department of Labor also issued amendments to long-standing exemptions from the provisions of ERISA and the Internal Revenue Code (the "Code") that prohibit fiduciaries from engaging in certain types of transactions (“Prohibited Transaction Exemptions”) and adopted new Prohibited Transaction Exemptions. These amended and new Prohibited Transaction Exemptions appear to increase significantly the conditions that must be satisfied by fiduciaries in order to receive traditional forms of commission, such as sales commissions, for sales of insurance products to ERISA plans, plan participants and IRAs.

The Department of Labor has recently expanded the definition of "investment advice fiduciary" and made effective new and revised Prohibited Transaction Exemptions, with additional exemptions and conditions thereto delayed and under review. In addition, various other suitability and/or best interest requirements are being considered at the state and federal levels which, if made effective, may ultimately apply to the Company. The indefiniteness and continued delays associated with these various initiatives have created uncertainty among distributors of our products, and this uncertainty continues to have an impact upon sales. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or to otherwise change the manner in which it designs and supports sales of its annuities. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority ("FINRA") examine or investigate the activities of broker-dealers and investment advisers, including the Company's affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons.

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies. Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions. As a result, the Company is required to maintain certain internal compliance practices, procedures, and controls.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, cybersecurity regulation, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. PLC's sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority ("JFSA"). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2017, PLC and the Company had approximately 2,773 employees, of which 2,755 were full-time and 18 were part-time employees. Included in the total were approximately 1,605 employees in Birmingham, Alabama, of which 1,597 were full-time and 8 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2017 was approximately $15.5 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 17, Employee Benefit Plans to our consolidated financial statements for additional information.
Available Information
The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an internet site at www.sec.gov that contains the Company's annual, quarterly, and current reports and other information filed electronically by the Company.
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
These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or those that it currently deems to be immaterial, may adversely affect its business, financial condition and/or results of operations.
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
Volatility in equity markets may influence prospective purchasers of variable life and annuity products and fixed annuity products that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.
Equity market volatility can also affect the profitability of annuity products with riders. The estimated cost of providing guaranteed minimum death benefits ("GMDB") and guaranteed living withdrawal benefits ("GLWB") incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products. While these liabilities are hedged, there still may be a possible resulting negative impact to net income and to the statutory capital and risk-based capital ratios of the Company and its insurance subsidiaries.
The amortization of DAC relating to annuity products and the estimated cost of providing GMDB and GLWB incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of DAC and the cost of providing GMDB and GLWB could increase if equity market performance is worse than assumed.
The Company's use of derivative financial instruments within its risk management strategy may not be effective or sufficient.
The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including risks related to credit and equity markets, interest rate levels, foreign exchange, and volatility on its fixed indexed annuity and variable annuity products and associated guaranteed benefit features. The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to investments in individual issuers or sectors of issuers and to mitigate the adverse effects of interest rate levels or volatility on its overall financial condition or results of operations.
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
The use of derivative financial instruments by the Company generally to hedge various risks that impact GAAP earnings may have an adverse impact on the level of statutory capital and risk-based capital ratios of the Company because earnings under the Company's hedging program are recognized differently under GAAP and statutory accounting methods.
The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The derivative financial instruments used by the Company in its risk management strategy may not be properly designed, may not be properly implemented as designed and/or may be insufficient to hedge the risks in relation to the Company's obligations.
The Company is subject to the risk that its derivative counterparties or clearinghouse may fail or refuse to meet their obligations to the Company, which may result in associated derivative financial instruments becoming ineffective or inefficient.
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
The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable or within the Company's control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company's financial condition and/or results of operations.
A ratings downgrade or other negative action by a rating organization could adversely affect the Company.
Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company or its insurance subsidiaries or the debt ratings of PLC could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company's ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.
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
Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to PLC's debt ratings and financial strength ratings of us and our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a ratings agency could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.
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
Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $5.0 million and $7.8 million as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively, related to state operating loss carryforwards which are more likely than not to expire unutilized. If future events differ from the Company's current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, or capital position.
The Company could be adversely affected by an inability to access its credit facility.
The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and/or results of operations.
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
The Company and certain of its insurance subsidiaries have arrangements with various open-end investment companies, or "mutual funds", and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company's variable life and annuity products. It is possible that the termination of one or more of those arrangements by a mutual fund or its adviser could have a detrimental impact on the company's ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company's financial condition and/or results of operations.
The amount of statutory capital or risk-based capital that the Company has and the amount of statutory capital or risk-based capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and such amounts are sensitive to a number of factors outside of the Company’s control.
Beyond its own business, the Company also conducts business through licensed company subsidiaries. Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital formulas for life and property and casualty companies. The risk-based capital formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks. The risk-based capital formula for property and casualty companies establishes capital requirements relating to asset, credit, underwriting, and certain other risks.
In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company and its insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital which it and its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the NAIC risk-based capital formula. Most of these factors are outside of the Company’s control.
The NAIC risk-based capital formula uses a tax factor that generally assumes a 35% corporate tax rate. Beginning in 2018, the maximum corporate tax rate will be 21%. While the extent of any changes to the risk-based capital formula is not yet known, the Company anticipates that the NAIC risk-based capital formula will change to reflect the lower corporate tax rate. This change would likely increase required capital, which, in turn, would decrease the statutory risk-based capital ratios of U.S. life insurance companies, including the Company and its subsidiaries.
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
The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.
At any given time, a number of financial, market conduct, or other examinations or audits of the Company and its subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition and/or results of operations. The Company and its insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products. The Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.
State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.
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
The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving methodology for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers will be updated periodically by the FSB. It is possible that the greater size and reach of the combined group as a result of the Company becoming a subsidiary of Dai-ichi Life, or a change in the methodologies or their application, could lead to the combined group’s designation as a G-SII.
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
The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group ("VAIWG") in 2015 to oversee the NAIC’s efforts to study and address regulatory issues resulting in variable annuity captive reinsurance transactions. The VAIWG developed a Framework for Change (the “Framework”) which was adopted in 2015. The Framework suggests numerous changes to current NAIC rules and regulations that are intended to decrease incentives for insurers to establish variable annuities captives, which changes could potentially be applied to both in-force and new business. The Framework proposes that various NAIC groups consider and adopt recommended changes to current rules and regulations (with a likely effective date in 2019) and that, upon adoption, domestic regulators request that insurers ceding business to variable annuity captives recapture such business and dissolve such captives. The VAIWG recently exposed for comment a set of recommended changes received from its consultant in December 2017. If the recommendations are adopted, changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.
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
The Company and certain of its subsidiaries, as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies, are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices or related audits and examinations. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.
During December 2012, the West Virginia Treasurer filed actions against the Company and its subsidiary West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue v. Protective Life Insurance Company; State of West Virginia ex rel. John D. Perdue v. West Coast Life Insurance Company; Defendants’ Motions to Dismiss granted on December 27, 2013; Notice of Appeal filed on January 27, 2014; dismissal reversed by the West Virginia Supreme Court of Appeals on June 16, 2015; Petition for Rehearing filed by Defendant insurance companies denied on September 21, 2015). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial condition and/or results of operations.
The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company's financial condition or results of operations.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted provisions to the Life and Health Insurance Guaranty Association Model Act that, if adopted by states, would result in an increase to the percentage of liabilities attributable to any future long-term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and increases the cost of future assessments or that alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. While a number of studies and much of the rule-making process has already been completed, there continues to be uncertainty regarding the results of ongoing studies and the ultimate requirements of regulations that have not yet been adopted. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.
Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter ("OTC") derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the "SEC") and the U.S. Commodity Futures Trading Commission ("CFTC") over OTC derivatives. While the SEC and CFTC continue to promulgate rules required by the Dodd-Frank Act, most rules have been finalized and, as a result, certain of the Company's derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and new clearing requirements for certain swap transactions (currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some cases, to the futures commission merchant as well).
In 2015, U.S. federal banking regulators and the CFTC adopted regulations that will require swap dealers, security-based swap dealers, major swap participants and major security-based swap participants ("Swap Entities") to post margin to, and collect margin from, their OTC swap counterparties (the "Margin Rules"). Under the Margin Rules, the Company would be considered a "financial end-user" that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps. In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules will be phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity's (combined with all of its affiliates) and its counterparty's (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until September 1, 2020. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.
Other regulatory requirements may indirectly impact us. For example, non-U.S. counterparties of the Company may also be subject to non-U.S. regulation of their derivatives transactions with the Company. In addition, counterparties regulated by the Prudential Regulators (which consist of the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency) are subject to liquidity, leverage and capital requirements that impact their derivatives transactions with the Company. Collectively, these new requirements have increased the direct and indirect costs of our derivatives activities and may further increase them in the future.
The Dodd-Frank Act also established a Federal Insurance Office ("FIO") under the U.S. Treasury Department. Although the Federal Insurance Office was not granted general supervisory authority over the insurance industry, it is authorized to, among other things, (1) monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance and (2) recommend changes to the state system of insurance regulation to the U.S. Congress. The FIO was required to issue several reports to Congress on the insurance industry, most notably, (i) a report on "how to modernize and improve the system of insurance regulation in the United States", and (ii) a report on "the breadth and scope of the global reinsurance market and the critical role such market plays in supporting insurance in the United States." The FIO issued its report on how to modernize and improve the system of insurance regulation in the United States in December 2013. The report details the strengths and weaknesses of the current insurance regulatory system and makes recommendations in the areas of insurance sector solvency and marketplace regulation. Although the report stops short of recommending direct federal regulation of insurance, it does recommend significantly greater federal involvement in a number of areas. In December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. Specifically, the FIO's report argues that federal officials are well-positioned to make determinations regarding whether a foreign jurisdiction has sufficiently effective regulation and, in doing so, consider other prudential issues pending in the U.S. and between the U.S. and affected foreign jurisdictions. The reinsurance report notes that work continues towards initiating negotiations for covered agreements with leading reinsurance jurisdictions that may have the effect of preempting inconsistent state laws. In 2017, the U.S. and E.U. entered into such a covered agreement. It remains to be seen whether the U.S. will negotiate covered agreements with other major U.S. trading partners. More generally, it remains to be seen whether either of the FIO's reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company's business.
The Dodd-Frank Act also established the Financial Stability Oversight Council (the "FSOC"), which is charged with identifying risks to the financial stability of the U.S. financial markets, promoting market discipline, and responding to emerging threats to the stability of the U.S. financial markets. The FSOC is empowered to make recommendations to primary financial regulatory agencies regarding the application of new or heightened standards and safeguards for financial activities or practices, and certain participation in such activities, that threaten the stability of the U.S. financial markets. In addition, the FSOC is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to enhanced prudential standards and to supervision by the Board of Governors of the Federal Reserve System. In April 2012, the FSOC approved its final rule for designating non-bank financial companies as systemically important financial institutions ("SIFI"). Under the final rule, the Company's assets, liabilities and operations do not currently satisfy the financial thresholds that serve as the first step of the three-stage process to designate a non-bank financial company as a SIFI. While recent developments suggest that it is unlikely that FSOC will be designating additional non-bank financial companies as systematically significant, there can be no assurance of that unless and until FSOC's authority to do so has been rescinded.

Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, but excluding investment products already regulated by the SEC or the CFTC. The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and issued a rule in 2016 amending regulations under the Home Mortgage Disclosure Act that requires the Company to, among other things, collect and disclose extensive data related to its lending practices. At this time, the rule relates to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities and any mixed-use properties which contain a residential component. It is unclear at this time how burdensome compliance with this or other rules promulgated under the Home Mortgage Disclosure Act will become.
Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. The CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries. The Company is unable at this time to predict the impact of these activities on the Company.
Although the full impact of the Dodd-Frank Act cannot be determined until all of the various studies mandated by the law are conducted and all implementing regulations are adopted, many of the legislation's requirements could have an adverse impact on the financial services and insurance industries. In addition, the Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model, or satisfy increased capital requirements.
Regulations issued by the Department of Labor expanding the definition of “investment advice fiduciary” under ERISA and creating and revising several prohibited transaction exemptions for investment activities in light of that expanded definition may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations.
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
The expanded definition of "investment advice fiduciary" and certain regulations related to new and revised Prohibited Transaction Exemptions went into effect on June 9, 2017, allowing fiduciaries to rely on the Prohibited Transaction Exemptions provided that they adhere to certain required Impartial Conduct Standards. The implementation of additional conditions applicable to the Prohibited Transaction Exemptions with which fiduciaries must comply has been delayed until July 1, 2019 and may be impacted, along with the current definition of "investment advice fiduciary", by public comments solicited pursuant to the Department of Labor's Request for Information. Responses to the Request for Information may also result in the adoption of new Prohibited Transaction Exemptions or additional conditions applicable to existing exemption requirements.
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
In addition to the foregoing, the NAIC has proposed the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, would impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering legislation that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company's products are sold.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.
Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker-dealers and investment advisers, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.
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
The Company's ability to enter into certain transactions is influenced by how such a transaction might affect Dai-ichi Life's taxation in Japan.
Changes to tax law, such as the effect of the Tax Reform Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.
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
The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law in place for 2017 provided certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives' and securities' economic income, and the deduction for future policy benefits and claims. The Tax Cuts and Jobs Act (the "Tax Reform Act") will cause the Company to report higher amounts of taxable income in the future. However, the legislation significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future.

The Company's mid-2005 transition from relying on reinsurance for newly-written traditional life products to reinsuring some of these products' reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The recent tax reform legislation, with its overall lower tax rate, has decreased the economic tax benefit associated with these products. Ultimately, the profitability and competitive position of these products is dependent on the continuation of favorable provisions in the tax law and the Company's ability to generate taxable income.
Financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments.
A number of judgments have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, product administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the company does business, employment-related matters, payment of sales or other contingent commissions, and other matters. Often these legal proceedings have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given legal proceeding. Arbitration awards are subject to very limited appellate review. In addition, in some legal proceedings, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party's perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims.
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
The FASB is working on several projects that could result in significant changes to GAAP. Furthermore, the FASB continues to monitor the development of International Financial Reporting Standards ("IFRS") and to consider the activities of the International Accounting Standards Board ("IASB") and how these activities may impact U.S. GAAP standard setting and financial reporting. While the SEC has indicated that it does not intend to incorporate IFRS into the U.S. financial reporting system in the near term, any changes to conform or converge the IFRS and GAAP frameworks would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

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
The Company leases administrative and marketing office space in 16 cities (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $11.7 million.
The Company believes its properties are adequate and suitable for the Company's business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.	Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject. For additional information regarding legal proceedings see Item 1A, Risk Factors and Note 15, Commitments and Contingencies of the notes to the consolidated financial statements, each included herein.

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
As of December 31, 2017 (Successor Company), approximately $1.8 billion of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.
Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2018 is estimated to be $175.1 million.
PL&A paid no dividends on its preferred stock in 2017 or 2016. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.	Selected Financial Data

	Successor Company			Predecessor Company
	For The Year Ended December 31,		February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2017	2016			2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$3,456,362	$3,389,419	$2,992,822	$260,582	$3,283,069	$2,967,322
Reinsurance ceded	(1,367,096)	(1,330,723)	(1,174,871)	(91,632)	(1,395,743)	(1,387,437)
Net of reinsurance ceded	2,089,266	2,058,696	1,817,951	168,950	1,887,326	1,579,885
Net investment income	1,923,056	1,823,463	1,532,796	164,605	2,098,013	1,836,188
Realized investment gains (losses):
Derivative financial instruments	(137,041)	49,790	58,436	22,031	(13,492)	82,161
All other investments	121,087	90,630	(166,935)	81,153	205,302	(121,537)
Other-than-temporary impairment losses	(1,332)	(32,075)	(28,659)	(636)	(2,589)	(10,941)
Portion recognized in other comprehensive income (before taxes)	(7,780)	14,327	1,666	155	(4,686)	(11,506)
Net impairment losses recognized in earnings	(9,112)	(17,748)	(26,993)	(481)	(7,275)	(22,447)
Other income	325,411	288,878	271,787	23,388	294,333	250,420
Total revenues	4,312,667	4,293,709	3,487,042	459,646	4,464,207	3,604,670
Total benefits and expenses	3,848,659	3,771,028	3,232,854	326,799	3,725,418	3,182,171
Income before income tax	464,008	522,681	254,188	132,847	738,789	422,499
Income tax expense	(718,409)	170,073	74,491	44,325	246,838	130,897
Net income	$1,182,417	$352,608	$179,697	$88,522	$491,951	$291,602

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
	2017	2016	2015	2014	2013
	(Dollars In Thousands)			(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$79,113,735	$74,465,132	$68,031,938	$69,992,118	$68,269,798
Total stable value products and annuity account balances	15,619,561	14,143,751	12,851,684	12,910,217	13,684,805
Non-recourse funding obligations	2,952,822	2,973,829	1,951,563	1,527,752	1,495,448
Total shareowner’s equity	8,324,285	6,739,674	5,187,477	5,831,151	4,690,426

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe”, “expect”, “estimate”, “project”, “budget”, “forecast”, “anticipate”, “plan”, “will”, “shall”, “may”, and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors, included herein.
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
Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•
Life Marketing—We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.

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

RECENT DEVELOPMENTS
 On January 18, 2018, PLC and the Company entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Life Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, PLC, the Company and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly owned subsidiary of the Company, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to the Company and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, the Company and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by the Company of approximately $1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.
RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•
exposure to risks related to natural and man-made disasters and catastrophes, diseases, epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts and climate change, which could adversely affect our operations and results;

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

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation could adversely impact our business, results of operations, or financial condition;
Financial Environment

•	interest rate fluctuations or sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	credit market volatility or disruption could adversely impact our financial condition or results from operations;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be adversely affected by a ratings downgrade or other negative action by a rating organization;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

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

Industry and Regulation

•	the business of our company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

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

•
regulations issued by the Department of Labor expanding the definition of "investment advice fiduciary" under ERISA and creating and revising several prohibited transactions exemptions for investment activities in light of that expanded definition may have a material adverse impact on our ability to sell annuities and other products, to retain in-force business and on our financial condition or results of operations;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

•
changes to tax law, such as the effect of the Tax Reform Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

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

•	use of reinsurance introduces variability in our statements of income;

•	our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect us;

•	our policy claims fluctuate from period to period resulting in earnings volatility;

•	we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

•	our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and

•	we may not be able to protect our intellectual property and may be subject to infringement claims.

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
Fair Value of Financial Instruments - The Financial Accounting Standards Board ("FASB") guidance defines fair value for accounting principles generally accepted in the United States of America ("GAAP") and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2017 (Successor Company), $1.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2017 (Successor Company), we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2017 (Successor Company), the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $629.5 million and $906.0 million, respectively. Of those derivative assets and liabilities, $160.5 million and $597.6 million, respectively, were Level 3 fair values determined by quantitative models.
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
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2017 (Successor Company), we held $39.5 billion of available-for-sale investments, including $21.6 billion in investments with a gross unrealized loss of $680.5 million, and $2.7 billion of held-to-maturity investments with a gross unrecognized holding loss of $19.2 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2017 (Successor Company), our third party reinsurance receivables amounted to $4.8 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31, 2017 (Successor Company), we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an approximate $28.9 million unfavorable impact.
Deferred Acquisition Costs and Value of Business Acquired - In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.8%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2017 (Successor Company), we had a deferred acquisition costs (“DAC”) and VOBA asset of $2.2 billion.
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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2017, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2017 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2017 that would impact our conclusion and no such events were identified. As of December 31, 2017 (Successor Company), we had goodwill of $793.5 million.

Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, we fair value the liability related to our equity indexed annuity product at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As of December 31, 2017 (Successor Company), we had total policy liabilities and accruals of $31.7 billion.
Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits ("GMDB") on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2017 (Successor Company), is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMDB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2017 (Successor Company), the GMDB liability, including the impact of reinsurance, was $26.6 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits ("GLWB") on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2017 (Successor Company), our net GLWB liability held was $15.5 million.
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
See Note 17, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.
Deferred Taxes and Uncertain Tax Positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and included these amounts in our consolidated financial statements for the year ended December 31, 2017 and disclosed such items which may be recorded on a provisional basis. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions we have made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. The accounting is expected to be complete by December 31, 2018.
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
After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017 a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% will be used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in our effective income tax rate.
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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on policy liabilities net of associated policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor periods are not comparable):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Adjusted Operating Income (Loss)
Life Marketing	$55,152	$41,457	$54,864	$(2,271)
Acquisitions	249,749	260,511	194,654	20,134
Annuities	171,269	174,362	146,828	11,363
Stable Value Products	105,261	61,294	56,581	4,529
Asset Protection	17,638	11,309	17,632	1,907
Corporate and Other	(189,645)	(161,820)	(118,832)	(16,662)
Pre-tax adjusted operating income	409,424	387,113	351,727	19,000
Realized gains (losses) on investments and derivatives	54,584	135,568	(97,539)	113,847
Income before income tax	464,008	522,681	254,188	132,847
Income tax (benefit) expense	(718,409)	170,073	74,491	44,325
Net income	$1,182,417	$352,608	$179,697	$88,522

Pre-tax adjusted operating income	$409,424	$387,113	$351,727	$19,000
Adjusted operating income tax (expense) benefit	737,513	(122,624)	(108,629)	(4,479)
After-tax adjusted operating income	1,146,937	264,489	243,098	14,521
Realized gains (losses) on investments and derivatives	54,584	135,568	(97,539)	113,847
Income tax (expense) benefit on adjustments	(19,104)	(47,449)	34,138	(39,846)
Net income	$1,182,417	$352,608	$179,697	$88,522

Realized investment (losses) gains:
Derivative financial instruments	$(137,041)	$49,790	$58,436	$22,031
All other investments	121,087	90,630	(166,935)	81,153
Net impairment losses recognized in earnings	(9,112)	(17,748)	(26,993)	(481)
Less: related amortization(1)	(39,480)	24,360	(8,726)	(8,742)
Less: VA GLWB economic cost	(40,170)	(37,256)	(29,227)	(2,402)
Realized (losses) gains on investments and derivatives	$54,584	$135,568	$(97,539)	$113,847

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Net income for the year ended December 31, 2017 was $1,182.4 million which was an increase of $829.8 million. The increase in net income was primarily driven by a favorable change in income taxes of $888.5 million which was driven by the change in the corporate tax rate. Pre-tax adjusted operating income was $409.4 million which was an increase of $22.3 million. The increase in pre-tax adjusted operating income consisted of an $13.7 million increase in the Life Marketing segment, a $44.0 million increase in the Stable Value Products segment, and an increase of $6.3 million in the Asset Protection segment. These increases were partially offset by a $10.8 million decrease in the Acquisitions segment and a $27.8 million decrease in the Corporate and Other segment.

Income tax (benefit) expense decreased $888.5 million for the year ended December 31, 2017, compared to 2016, due to the impact of the Tax Reform Act enacted on December 22, 2017. We recognized a provisional $857.5 million tax benefit as a result of revaluing the ending net deferred tax liabilities from 35% to the newly enacted corporate income tax rate of 21%, partially offset by tax expense related to the write-off of certain deferred tax assets to reflect changes in tax law which will prohibit the deduction of those items in future periods. The effective tax rate was (154.8%) and 32.5% for the years ended December 31, 2017 and 2016, respectively. The decrease in the effective tax rate was due to the impact of the Tax Reform Act. Further information on the components of the effective tax rates for the year ended December 31, 2017 and 2016, is presented in Note 19, Income Taxes.

Net realized gains on investments and derivatives for the year ended December 31, 2017 was $54.6 million. These gains were primarily due to net gains on derivatives with PLC of $42.7 million, net gains of $16.2 million related to Modco trading portfolio activity and the associated embedded derivative. and net gains from sales of securities of $10.5 million. Additionally, we had gains in the Annuities segment (after adjusting for economic cost and amortization) of $7.3 million which is primarily due to the impact of VA GLWB and FIA derivatives. These gains were partially offset by impairment losses on available-for-sale securities of $9.1 million.

•
Life Marketing segment pre-tax adjusted operating income was $55.2 million for the year ended December 31, 2017, representing an increase of $13.7 million from the year ended December 31, 2016. The increase was primarily due to the impact of unlocking for the year ended December 31, 2017, as compared to the prior year, as well as lower operating expenses. The segment recorded an unfavorable $4.0 million of unlocking for the year ended December 31, 2017, as compared to an unfavorable $13.3 million of unlocking for the year ended December 31, 2016.

•
Acquisitions segment pre-tax adjusted operating income was $249.7 million for the year ended December 31, 2017, a decrease of $10.8 million as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $171.3 million for the year ended December 31, 2017, as compared to $174.4 million for the year ended December 31, 2016, a decrease of $3.1 million, or 1.8%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $16.5 million of favorable unlocking for the year ended December 31, 2017, as compared to $8.1 million of favorable unlocking for the year ended December 31, 2016.

•
Stable Value Products pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by eight basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $17.6 million, representing an increase of $6.3 million, or 56.0%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract earnings increased $12.2 million primarily due to favorable loss ratios and $4.8 million of one-time transaction costs associated with the US Warranty acquisition in 2016. Credit insurance earnings decreased $0.1 million primarily due to lower volume. Earnings from the GAP product line decreased $5.8 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.

•
The Corporate and Other segment’s pre-tax adjusted operating loss was $189.6 million for the year ended December 31, 2017, as compared to a pre-tax adjusted operating loss of $161.8 million for the year ended December 31, 2016. The decrease was primarily attributable to a $30.9 million increase in corporate overhead expense. The increase in overhead expenses was primarily due to certain accrued expenses that increased as a result of the favorable after-tax adjusted operating income results which increased due to the change in the corporate tax rate during the period.

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

Life Marketing
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,855,075	$1,772,523	$1,553,658	$136,068
Reinsurance ceded	(843,164)	(800,276)	(671,487)	(51,142)
Net premiums and policy fees	1,011,911	972,247	882,171	84,926
Net investment income	550,714	523,989	446,518	47,622
Other income	2,599	2,492	2,160	414
Total operating revenues	1,565,224	1,498,728	1,330,849	132,962
Realized gains (losses)- investments	(3,661)	5,679	(13,008)	997
Realized gains (losses)- derivatives	(5,356)	13,135	(1,009)	(598)
Total revenues	1,556,207	1,517,542	1,316,832	133,361
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,330,031	1,261,231	1,109,341	123,525
Amortization of DAC/VOBA	119,164	130,560	108,035	4,584
Other operating expenses	60,877	65,480	58,609	7,124
Operating benefits and expenses	1,510,072	1,457,271	1,275,985	135,233
Amortization related to benefits and settlement expenses	(10,893)	6,613	499	(346)
Amortization of DAC/VOBA related to realized gains (losses)- investments	1,589	148	(224)	229
Total benefits and expenses	1,500,768	1,464,032	1,276,260	135,116
INCOME (LOSS) BEFORE INCOME TAX	55,439	53,510	40,572	(1,755)
Less: realized gains (losses)	(9,017)	18,814	(14,017)	399
Less: amortization related to benefits and settlement expenses	10,893	(6,613)	(499)	346
Less: related amortization of DAC/VOBA	(1,589)	(148)	224	(229)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$55,152	$41,457	$54,864	$(2,271)

The following table summarizes key data for the Life Marketing segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product(1)
Traditional	$8,065	$1,035	$512	$42
Universal life	164,074	168,671	143,969	11,473
BOLI	—	—	15	—
	$172,139	$169,706	$144,496	$11,515
Sales By Distribution Channel
Traditional brokerage	$147,023	$146,062	$119,880	$9,724
Institutional	16,291	16,294	18,936	1,472
Direct	8,825	7,350	5,680	319
	$172,139	$169,706	$144,496	$11,515
Average Life Insurance In-force(2)
Traditional	$346,134,076	$361,976,539	$380,364,300	$391,411,413
Universal life	253,282,098	215,333,069	176,050,239	153,317,720
	$599,416,174	$577,309,608	$556,414,539	$544,729,133
Average Account Values
Universal life	$7,626,868	$7,449,470	$7,321,233	$7,250,973
Variable universal life	718,890	624,022	586,840	574,257
	$8,345,758	$8,073,492	$7,908,073	$7,825,230

(1)
Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2)	Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
First year commissions	$197,815	$196,353	$163,209	$14,108
Renewal commissions	39,931	38,089	31,773	2,513
First year ceding allowances	(2,244)	(3,556)	(2,716)	(49)
Renewal ceding allowances	(185,255)	(165,614)	(153,112)	(12,364)
General & administrative	228,960	213,878	192,684	17,466
Taxes, licenses, and fees	36,045	33,068	28,722	2,509
Other operating expenses incurred	315,252	312,218	260,560	24,183
Less: commissions, allowances & expenses capitalized	(254,375)	(246,738)	(201,951)	(17,059)
Other operating expenses	$60,877	$65,480	$58,609	$7,124

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $55.2 million for the year ended December 31, 2017, representing an increase of $13.7 million from the year ended December 31, 2016. The increase was primarily due to the impact of unlocking for the year ended December 31, 2017, as compared to the prior year, as well as lower operating expenses. The segment recorded an unfavorable $4.0 million of unlocking for the year ended December 31, 2017, as compared to an unfavorable $13.3 million of unlocking for the year ended December 31, 2016.
Operating revenues
Total operating revenues for the year ended December 31, 2017, increased $66.5 million, or 4.4%, as compared to the year ended December 31, 2016. This increase was driven by higher policy fees and higher universal life investment income due to increases in net in-force reserves, partly offset by lower traditional life premiums.
Net premiums and policy fees
Net premiums and policy fees increased by $39.7 million, or 4.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to an increase in policy fees associated with continued growth in universal life business, as well as increases in traditional life premiums.
Net investment income
Net investment income in the segment increased $26.7 million, or 5.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Of the increase in net investment income, $22.3 million resulted from growth in the universal life block of business. Traditional life investment income increased $2.0 million.
Other income
Other income remained consistent for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased by $68.8 million, or 5.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due primarily to an increase in universal life claims and reserves, partially offset by lower traditional life claims and the impact of unlocking. For the year ended December 31, 2017, universal life unlocking increased policy benefits and settlement expenses $8.6 million, as compared to an increase of $16.3 million for the year ended December 31, 2016.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $11.4 million, or 8.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to lower VOBA amortization in the traditional blocks resulting from decreased lapses. For the year ended December 31, 2017, universal life unlocking decreased amortization $4.6 million, as compared to a decrease of $3.0 million for the year ended December 31, 2016.
Other operating expenses
Other operating expenses decreased $4.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This decrease was driven by higher reinsurance allowances, partially offset by higher general and administrative expenses.
Sales
Sales for the segment increased $2.4 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increased in traditional life sales of $7.0 million was primarily due to the introduction of new term products during 2017 which also led to the decrease in universal life sales of $4.6 million for the year ended December 31, 2017.
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
Impact of reinsurance
 Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(843,164)	$(800,276)	$(671,487)	$(51,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(710,959)	(776,507)	(586,030)	(58,501)
Amortization of DAC/VOBA	(5,533)	(6,048)	(5,350)	(3,766)
Other operating expenses(1)	(180,435)	(161,352)	(148,293)	(11,728)
Total benefits and expenses	(896,927)	(943,907)	(739,673)	(73,995)
NET IMPACT OF REINSURANCE	$53,763	$143,631	$68,186	$22,853

Allowances received	$(187,499)	$(169,170)	$(155,828)	$(12,413)
Less: Amount deferred	7,064	7,818	7,535	685
Allowances recognized (ceded other operating expenses)(1)	$(180,435)	$(161,352)	$(148,293)	$(11,728)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
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
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
The higher ceded premium and policy fees for the year ended December 31, 2017, as compared to the year ended December 31, 2016, was caused primarily by higher universal life policy fees of $48.5 million, offset by lower ceded traditional life premiums of $5.1 million. Ceded traditional life premiums for the year ended December 31, 2017, decreased from the year ended December 31, 2016, primarily due to post level term activity.
Ceded benefits and settlement expenses were lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to lower ceded claims and reserves. Traditional ceded benefits decreased $30.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower ceded reserves. Universal life ceded benefits decreased $34.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, due to a decrease in ceded claims, partially offset by an increase in ceded reserves. Ceded universal life claims were $40.0 million lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, driven by fewer high dollar claims during the current year.
Ceded amortization of DAC and VOBA decreased slightly for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
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

Acquisitions
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,113,355	$1,180,376	$1,023,413	$88,855
Reinsurance ceded	(328,167)	(348,293)	(332,672)	(26,512)
Net premiums and policy fees	785,188	832,083	690,741	62,343
Net investment income	752,520	764,571	639,422	71,088
Other income	11,423	10,805	11,119	1,240
Total operating revenues	1,549,131	1,607,459	1,341,282	134,671
Realized gains (losses)—investments	121,036	69,018	(173,879)	73,601
Realized gains (losses)—derivatives	(101,084)	(460)	166,027	(68,511)
Total revenues	1,569,083	1,676,017	1,333,430	139,761
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,195,105	1,220,674	1,054,598	100,693
Amortization of VOBA	(6,330)	8,218	2,070	4,803
Other operating expenses	110,607	118,056	89,960	9,041
Operating benefits and expenses	1,299,382	1,346,948	1,146,628	114,537
Amortization related to benefits and settlement expenses	8,979	11,467	12,884	1,233
Amortization of VOBA related to realized gains (losses)—investments	(609)	(40)	(35)	230
Total benefits and expenses	1,307,752	1,358,375	1,159,477	116,000
INCOME BEFORE INCOME TAX	261,331	317,642	173,953	23,761
Less: realized gains (losses)	19,952	68,558	(7,852)	5,090
Less: amortization related to benefits and settlement expenses	(8,979)	(11,467)	(12,884)	(1,233)
Less: related amortization of VOBA	609	40	35	(230)
PRE-TAX ADJUSTED OPERATING INCOME	$249,749	$260,511	$194,654	$20,134

The following table summarizes key data for the Acquisitions segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$227,487,175	$233,303,794	$175,316,149	$182,177,575
Universal life	27,473,477	29,598,014	32,022,655	33,413,557
	$254,960,652	$262,901,808	$207,338,804	$215,591,132
Average Account Values
Universal life	$4,199,568	$4,267,697	$4,420,698	$4,486,843
Fixed annuity(2)	3,538,204	3,560,389	3,643,397	3,712,578
Variable annuity	1,189,695	1,181,332	1,327,080	1,396,587
	$8,927,467	$9,009,418	$9,391,175	$9,596,008
Interest Spread - Fixed Annuities
Net investment income yield	4.07%	3.97%	3.95%	5.31%
Interest credited to policyholders	3.28	3.27	3.28	3.39
Interest spread(3)	0.79%	0.70%	0.67%	1.92%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For the Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $249.7 million for the year ended December 31, 2017, a decrease of $10.8 million as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees decreased $46.9 million, or 5.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the expected runoff of the in-force blocks of business. Net investment income decreased $12.1 million, or 1.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
Total benefits and expenses
Total benefits and expenses decreased $50.6 million, or 3.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease was primarily due to favorable amortization of VOBA, as well as the expected runoff of the in-force blocks of business.
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(328,167)	$(348,293)	$(332,672)	$(26,512)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(275,698)	(276,947)	(326,068)	(25,832)
Amortization of VOBA	(580)	(438)	(260)	(233)
Other operating expenses	(40,005)	(43,463)	(43,284)	(3,647)
Total benefits and expenses	(316,283)	(320,848)	(369,612)	(29,712)

NET IMPACT OF REINSURANCE(1)	$(11,884)	$(27,445)	$36,940	$3,200

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
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
The net impact of reinsurance was more favorable by $15.6 million for the year ended December 31, 2017 (Successor Company), as compared to the year ended December 31, 2016 (Successor Company), primarily due to lower ceded revenues. For the year ended December 31, 2017 (Successor Company), ceded revenues decreased by $20.1 million, while ceded benefits and expenses decreased by $4.6 million primarily due to lower operating expenses.
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

Annuities
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$152,701	$146,458	$138,146	$12,473
Reinsurance ceded	(79,084)	(80,244)	(75,563)	(6,118)
Net premiums and policy fees	73,617	66,214	62,583	6,355
Net investment income	316,582	318,511	296,839	37,189
Realized gains (losses)—derivatives	(40,170)	(37,256)	(29,227)	(2,402)
Other income	168,046	160,042	145,931	12,690
Total operating revenues	518,075	507,511	476,126	53,832
Realized gains (losses)—investments	28	(4,256)	(5,743)	(145)
Realized gains (losses)—derivatives, net of economic cost	(31,256)	44,257	(73,732)	77,231
Total revenues	486,847	547,512	396,651	130,918
BENEFITS AND EXPENSES
Benefits and settlement expenses	212,228	211,816	224,237	26,919
Amortization of DAC/VOBA	(11,829)	(16,284)	(18,524)	6,217
Other operating expenses	146,407	137,617	123,585	9,333
Operating benefits and expenses	346,806	333,149	329,298	42,469
Amortization related to benefits and settlement expenses	4,096	919	697	3,128
Amortization of DAC/VOBA related to realized gains (losses)—investments	(42,642)	5,253	(22,547)	(13,216)
Total benefits and expenses	308,260	339,321	307,448	32,381
INCOME BEFORE INCOME TAX	178,587	208,191	89,203	98,537
Less: realized gains (losses)—investments	28	(4,256)	(5,743)	(145)
Less: realized gains (losses)—derivatives, net of economic cost	(31,256)	44,257	(73,732)	77,231
Less: amortization related to benefits and settlement expenses	(4,096)	(919)	(697)	(3,128)
Less: related amortization of DAC/VOBA	42,642	(5,253)	22,547	13,216
PRE-TAX ADJUSTED OPERATING INCOME	$171,269	$174,362	$146,828	$11,363

The following table summarizes key data for the Annuities segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Fixed annuity	$1,130,843	$726,640	$566,290	$28,335
Variable annuity	426,353	593,409	1,096,113	59,115
	$1,557,196	$1,320,049	$1,662,403	$87,450
Average Account Values
Fixed annuity(2)	$8,245,382	$8,191,841	$8,223,481	$8,171,438
Variable annuity	13,050,411	12,328,057	12,506,856	12,365,217
	$21,295,793	$20,519,898	$20,730,337	$20,536,655
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.67%	3.69%	3.71%	5.22%
Interest credited to policyholders	2.54	2.65	2.88	3.17
Interest spread(3)	1.13%	1.04%	0.83%	2.05%

(1)	Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.

(2)	Includes general account balances held within VA products.

(3)	Interest spread on average general account values.

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB(1)	(8,526)	13,306	6,512	(68,503)
Funds withheld derivative	138,228	115,540	30,117	(9,073)
Total derivatives related to VA contracts	(60,775)	11,098	(103,082)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Economic cost - VA GLWB(2)	40,170	37,256	29,227	2,402
Realized gains (losses) - derivatives, net of economic cost	$(31,256)	$44,257	$(73,732)	$77,231

(1)
Includes impact of nonperformance risk of $(15.4) million, $2.1 million, $(2.0) million, and $3.1 million, for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$68,536	$102,710
GMDB Reserves	23,795	24,734
GLWB and GMAB Reserves	15,548	7,018
Account value subject to GLWB rider	9,718,263	9,486,773
GLWB Benefit Base	10,560,893	10,559,907
GMAB Benefit Base	3,298	3,770
S&P 500® Index	2,674	2,239

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $171.3 million for the year ended December 31, 2017, as compared to $174.4 million for the year ended December 31, 2016, a decrease of $3.1 million, or 1.8%. This variance was primarily the result of an unfavorable change in SPIA mortality and higher non-deferred expenses, partially offset by increased interest spreads, growth in VA fee income, and favorable unlocking. Segment results were positively impacted by $16.5 million of favorable unlocking for the year ended December 31, 2017, as compared to $8.1 million of favorable unlocking for the year ended December 31, 2016.
Operating revenues
Segment operating revenues increased $10.6 million, or 2.1%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to higher policy fees and other income from the VA line of business. Those increases were partially offset by higher GLWB economic cost in the VA line of business and lower investment income. Average fixed account balances increased 0.7% and average variable account balances increased 5.9% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.
Benefits and settlement expenses
Benefits and settlement expenses increased $0.4 million, or 0.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase was primarily the result of an unfavorable change in SPIA mortality partially offset by lower credited interest. Included in benefits and settlement expenses was $0.2 million of favorable unlocking for the year ended December 31, 2017, as compared to $0.4 million of favorable unlocking for the year ended December 31, 2016.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $4.5 million, or 27.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The unfavorable changes in DAC and VOBA amortization were primarily due to higher fee income in the VA line of business and the runoff of negative VOBA in the fixed annuity lines of business. These changes were partially offset by a favorable change in unlocking. DAC and VOBA unlocking for the year ended December 31, 2017, was $16.3 million favorable as compared to $7.8 million favorable for the year ended December 31, 2016.
Other operating expenses
Other operating expenses increased $8.8 million, or 6.4%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase was the result of higher non-deferred acquisition costs, maintenance and overhead, and commission expenses.
Sales
Total sales increased $237.1 million, or 18.0%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Sales of variable annuities decreased $167.1 million, or 28.2% for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to disruptions in the broader market driven by regulatory rule changes and the relative competitiveness of our product within the market. Sales of fixed annuities increased by $404.2 million, or 55.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase in SPDA sales.

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
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(79,084)	$(80,244)	$(75,563)	$(6,118)
Realized gains (losses)- derivatives	44,657	45,109	41,332	3,754
Total operating revenues	(34,427)	(35,135)	(34,231)	(2,364)
Realized gains (losses)- derivatives, net of economic cost	81,431	15,681	(9,114)	125,688
Total revenues	47,004	(19,454)	(43,345)	123,324
BENEFITS AND EXPENSES
Benefits and settlement expenses	(305)	(1,366)	(1,890)	(567)
Amortization of DAC/VOBA	—	—	—	304
Other operating expenses	(1,825)	(1,936)	(1,511)	(523)
Operating benefits and expenses	(2,130)	(3,302)	(3,401)	(786)
Amortization of DAC/VOBA related to realized gain (loss) investments	—	—	—	402
Total benefit and expenses	(2,130)	(3,302)	(3,401)	(384)

NET IMPACT OF REINSURANCE	$49,134	$(16,152)	$(39,944)	$123,708
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
 The net impact of reinsurance was more favorable by $65.3 million for the year December 31, 2017 (Successor Company), as compared to the year ended December 31, 2016 (Successor Company), primarily due to realized gains on derivatives that were ceded.
The net impact of reinsurance for the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) was unfavorable by $39.9 million and favorable by $123.7 million, respectively, primarily due to realized gains and losses on derivatives that were ceded.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$186,576	$107,010	$78,459	$6,888
Other income	24	229	133	—
Total operating revenues	186,600	107,239	78,592	6,888
Realized gains (losses)	3,406	7,341	1,078	1,293
Total revenues	190,006	114,580	79,670	8,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	74,578	41,736	19,348	2,255
Amortization of DAC	2,354	1,176	43	25
Other operating expenses	4,407	3,033	2,620	79
Total benefits and expenses	81,339	45,945	22,011	2,359
INCOME BEFORE INCOME TAX	108,667	68,635	57,659	5,822
Less: realized gains (losses)	3,406	7,341	1,078	1,293
PRE-TAX ADJUSTED OPERATING INCOME	$105,261	$61,294	$56,581	$4,529
The following table summarizes key data for the Stable Value Products segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
GIC	$115,500	$189,800	$114,700	$—
GFA	1,650,000	1,667,178	699,648	—
	$1,765,500	$1,856,978	$814,348	$—

Average Account Values	$4,143,568	$2,753,636	$1,933,838	$1,932,722
Ending Account Values	$4,698,371	$3,501,636	$2,131,822	$1,911,751

Operating Spread
Net investment income yield	4.50%	3.96%	4.36%	4.28%
Other income yield	—	0.01	0.01	—
Interest credited	1.79	1.53	1.12	1.40
Operating expenses	0.16	0.15	0.15	0.07
Operating spread	2.55%	2.29%	3.10%	2.81%

Adjusted operating spread(2)	1.74%	1.82%	1.88%	2.76%

(1)	Sales are measured at the time the purchase payments are received.

(2)	Excludes participating mortgage loan income.

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by eight basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.
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

Asset Protection
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$322,416	$276,076	$263,709	$21,843
Reinsurance ceded	(116,602)	(101,664)	(94,929)	(7,860)
Net premiums and policy fees	205,814	174,412	168,780	13,983
Net investment income	22,298	17,591	14,042	1,540
Other income	142,338	114,234	111,835	9,043
Realized gains (losses)	(1)	—	—	—
Total operating revenues	370,449	306,237	294,657	24,566
BENEFITS AND EXPENSES
Benefits and settlement expenses	124,487	104,327	99,216	7,447
Amortization of DAC and VOBA	17,746	21,267	26,219	1,858
Other operating expenses	210,579	169,334	151,590	13,354
Total benefits and expenses	352,812	294,928	277,025	22,659
INCOME BEFORE INCOME TAX	17,637	11,309	17,632	1,907
Less: realized gains (losses) - investments	(1)	—	—	—
PRE-TAX ADJUSTED OPERATING INCOME	$17,638	$11,309	$17,632	$1,907
The following table summarizes key data for the Asset Protection segment:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Credit insurance	$15,292	$21,310	$23,837	$2,087
Service contracts	423,821	341,696	339,845	26,551
GAP	109,532	104,105	87,017	6,318
	$548,645	$467,111	$450,699	$34,956
Loss Ratios(2)
Credit insurance	20.5%	32.1%	28.8%	27.9%
Service contracts	37.3	44.8	53.3	54.4
GAP	124.9	109.7	86.4	61.5

(1)	Sales are based on the amount of single premiums and fees received

(2)	Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $17.6 million, representing an increase of $6.3 million, or 56.0%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract earnings increased $12.2 million primarily due to favorable loss ratios and $4.8 million of one-time transaction costs associated with the US Warranty acquisition in 2016. Credit insurance earnings decreased $0.1 million primarily due to lower volume. Earnings from the GAP product line decreased $5.8 million primarily resulting from higher loss ratios, somewhat offset by additional income provided by US Warranty.
Net premiums and policy fees
Net premiums and policy fees increased $31.4 million, or 18.0%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract premiums increased $19.3 million primarily due to the addition of US Warranty business, somewhat offset by higher ceded premiums in existing distribution channels. GAP premiums increased $13.8 million primarily due to higher premium rates on existing business and the addition of US Warranty business. Credit insurance premiums decreased $1.6 million as a result of lower sales.
Other income
Other income increased $28.1 million, or 24.6%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the addition of US Warranty business in the service contract and GAP lines.
Benefits and settlement expenses
Benefits and settlement expenses increased $20.2 million, or 19.3%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. GAP claims increased $23.7 million due to higher loss ratios and the acquisition of US Warranty. Service contract claims decreased $1.7 million primarily due to lower loss ratios, somewhat offset by the addition of claims from the US Warranty line. Credit insurance claims decreased $1.8 million due primarily to lower loss ratios and lower volume.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA was $3.5 million, or 16.6%, lower for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to decreased amortization of in-force VOBA in the GAP product line and lower volume in the credit product line. Other operating expenses were $41.2 million higher for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to the acquisition of US Warranty.
Sales
Total segment sales increased $81.5 million, or 17.5%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract sales increased $82.1 million due to the additional volume provided by US Warranty. GAP sales increased $5.4 million due to additional volume provided by US Warranty. Credit insurance sales decreased $6.0 million due to decreasing demand for the product.
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
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(116,602)	$(101,664)	$(94,929)	$(7,860)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(72,559)	(66,024)	(61,048)	(4,249)
Amortization of DAC/VOBA	(2,170)	(978)	(126)	(481)
Other operating expenses	(5,475)	(5,882)	(7,689)	(653)
Total benefits and expenses	(80,204)	(72,884)	(68,863)	(5,383)

NET IMPACT OF REINSURANCE(1)	$(36,398)	$(28,780)	$(26,066)	$(2,477)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Reinsurance premiums ceded increased $14.9 million, or 14.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract ceded premiums increased $11.4 million, or 17.2%. Gap ceded premiums increased $5.9 million, or 29.6%. Ceded premiums in the credit line decreased $2.4 million, or 15.6%.
Benefits and settlement expenses ceded increased $6.5 million, or 9.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. GAP ceded claims increased $8.9 million primarily due ceded claims related to Hurricane Harvey. The increase was partially offset by a $1.4 million decrease in ceded claims in the service contract product line and $1.0 million decrease in ceded claims in the credit product line.
Amortization of DAC and VOBA ceded increased $1.2 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.4 million, or 6.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016 mainly due to ceded activity in the credit product line.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$12,815	$13,986	$13,896	$1,343
Reinsurance ceded	(79)	(246)	(220)	—
Net premiums and policy fees	12,736	13,740	13,676	1,343
Net investment income	94,366	91,791	57,516	278
Other income	981	1,076	609	1
Total operating revenues	108,083	106,607	71,801	1,622
Realized gains (losses)—investments	(8,833)	(4,900)	(2,303)	4,919
Realized gains (losses)—derivatives	40,825	30,114	(3,696)	16,318
Total revenues	140,075	131,821	65,802	22,859
BENEFITS AND EXPENSES
Benefits and settlement expenses	16,394	17,943	14,568	1,721
Amortization of DAC/VOBA	—	—	27	87
Other operating expenses	281,334	250,484	176,038	16,476
Total benefits and expenses	297,728	268,427	190,633	18,284
INCOME (LOSS) BEFORE INCOME TAX	(157,653)	(136,606)	(124,831)	4,575
Less: realized gains (losses)—investments	(8,833)	(4,900)	(2,303)	4,919
Less: realized gains (losses)—derivatives	40,825	30,114	(3,696)	16,318
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(189,645)	$(161,820)	$(118,832)	$(16,662)
For The Year Ended December 31, 2017 (Successor Company), as compared to The Year Ended December 31, 2016 (Successor Company)
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $189.6 million for the year ended December 31, 2017, as compared to a pre-tax adjusted operating loss of $161.8 million for the year ended December 31, 2016. The decrease was primarily attributable to a $30.9 million increase in corporate overhead expense. The increase in overhead expenses was primarily due to certain accrued expenses that increased as a result of the favorable after-tax adjusted operating income results which increased due to the change in the corporate tax rate during the period.
Operating revenues
Net investment income for the segment increased $2.6 million, or 2.8%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Total benefits and expenses
Total benefits and expenses increased $29.3 million or 10.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to increases in invested assets and investment yields.
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

CONSOLIDATED INVESTMENTS
As of December 31, 2017 (Successor Company), our investment portfolio was approximately $54.3 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $38.3 billion, or 87.7%, of our fixed maturities as “available-for-sale” as of December 31, 2017 (Successor Company). These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 6.1%, of our fixed maturities and $56.3 million of short-term investments as of December 31, 2017 (Successor Company). Changes in fair value on the Modco trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 6.2%, of our fixed maturities as “held-to-maturity” as of December 31, 2017 (Successor Company). These securities are carried at amortized cost on our consolidated balance sheets.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about our the fair values of our investments please refer to Note 6, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	Successor Company
	As of December 31,
	2017		2016
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2017 - $30,735,009; 2016 - $30,387,712)	$30,712,511	56.6%	$29,049,505	57.6%
Privately issued bonds (amortized cost: 2017 - $12,838,740; 2016 - $11,929,228)	12,883,461	23.7	11,627,422	23.0
Redeemable preferred stock (amortized cost: 2017 - $97,690; 2016 - $98,348)	94,418	0.2	89,827	0.3
Fixed maturities	43,690,390	80.5	40,766,754	80.9
Equity securities (cost: 2017 - $701,951; 2016 - $729,951)	715,498	1.3	716,017	1.4
Mortgage loans	6,817,723	12.5	6,132,125	12.2
Investment real estate	8,355	—	8,060	—
Policy loans	1,615,615	3.0	1,650,240	3.3
Other long-term investments	940,047	1.7	856,410	1.7
Short-term investments	527,144	1.0	315,834	0.5
Total investments	$54,314,772	100.0%	$50,445,440	100.0%
Included in the preceding table are $2.7 billion and $2.6 billion of fixed maturities and $56.3 million and $52.6 million of short-term investments classified as trading securities as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.8 billion of securities classified as held-to-maturity as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively.

Fixed Maturity Investments
As of December 31, 2017 (Successor Company), our fixed maturity investment holdings were approximately $43.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	Successor Company
	As of December 31,
Rating	2017		2016
	(Dollars in Thousands)
AAA	$5,729,332	13.1%	$5,230,763	12.8%
AA	3,553,140	8.1	3,473,989	8.5
A	13,871,438	31.7	12,663,569	31.1
BBB	15,688,958	35.9	14,408,537	35.4
Below investment grade	2,128,618	5.0	2,219,719	5.4
Not rated(1)	2,718,904	6.2	2,770,177	6.8
	$43,690,390	100.0%	$40,766,754	100.0%

(1) Our "not rated" securities are $2.7 billion or 6.2% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIE's") and are discussed in Note 5, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	Successor Company
	As of December 31,
Type	2017	2016
	(Dollars In Thousands)
Corporate securities	$31,235,729	$28,849,238
Residential mortgage-backed securities	2,578,187	2,144,634
Commercial mortgage-backed securities	2,007,292	1,932,180
Other asset-backed securities	1,387,646	1,411,617
U.S. government-related securities	1,250,486	1,295,120
Other government-related securities	349,158	300,938
States, municipals, and political subdivisions	2,068,570	1,973,022
Redeemable preferred stock	94,418	89,828
Securities issued by affiliates	2,718,904	2,770,177
Total fixed income portfolio	$43,690,390	$40,766,754

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	Successor Company
	As of December 31, 2017	% Fair Value	As of December 31, 2016	% Fair Value
	(Dollars In Thousands)
Banking	$4,245,896	9.7%	$3,811,588	9.3%
Other finance	60,697	0.1	83,895	0.2
Electric utility	3,971,653	9.1	3,925,147	9.6
Energy	4,001,011	9.2	3,887,736	9.5
Natural gas	736,626	1.7	603,149	1.5
Insurance	3,675,251	8.4	3,185,237	7.8
Communications	1,688,865	3.9	1,651,600	4.1
Basic industrial	1,624,327	3.7	1,533,516	3.8
Consumer noncyclical	3,795,507	8.7	3,465,299	8.5
Consumer cyclical	1,224,401	2.8	1,041,805	2.6
Finance companies	161,683	0.4	139,050	0.3
Capital goods	1,904,768	4.4	1,773,467	4.4
Transportation	1,202,481	2.8	1,136,666	2.7
Other industrial	239,368	0.5	200,605	0.5
Brokerage	911,917	2.1	760,585	1.9
Technology	1,737,807	4.0	1,534,297	3.8
Real estate	82,125	0.2	122,058	0.3
Other utility	65,764	—	83,366	0.2
Commercial mortgage-backed securities	2,007,292	4.6	1,932,180	4.7
Other asset-backed securities	1,387,646	3.2	1,411,617	3.5
Residential mortgage-backed non-agency securities	1,853,164	4.2	1,414,859	3.5
Residential mortgage-backed agency securities	725,023	1.7	729,775	1.8
U.S. government-related securities	1,250,486	2.9	1,295,120	3.2
Other government-related securities	349,158	0.8	300,938	0.7
State, municipals, and political divisions	2,068,570	4.7	1,973,022	4.8
Securities issued by affiliates	2,718,904	6.2	2,770,177	6.8
Total	$43,690,390	100.0%	$40,766,754	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	Successor Company
	As of December 31,
Rating	2017	2016
	(Dollars In Thousands)
AAA	$355,719	$341,364
AA	277,984	301,258
A	911,490	849,286
BBB	890,101	884,850
Below investment grade	228,895	263,102
Total Modco trading fixed maturities	$2,664,189	$2,639,860
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2017 (Successor Company), were approximately $6.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company):

	As of December 31, 2017 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,255.5	$2,259.1	$—	$—	$1,256.1	$1,269.0	$591.5	$590.5	$4,103.1	$4,118.6
AA	1.5	1.4	—	—	506.4	516.6	158.5	150.1	666.4	668.1
A	1.1	1.1	15.9	15.9	241.5	243.0	512.9	508.6	771.4	768.6
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.4	92.0	208.8	209.0	—	—	74.5	73.7	375.7	374.7
	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

Rating %
AAA	95.9%	95.9%	—%	—%	62.6%	62.4%	42.6%	43.0%	68.7%	68.8%
AA	0.1	0.1	—	—	25.2	25.4	11.4	10.9	11.2	11.2
A	—	—	7.0	7.0	12.0	12.0	37.0	37.1	12.9	12.8
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.7	$226.2	$226.4	$1,020.5	$1,034.6	$761.2	$752.4	$2,905.3	$2,912.1
2014	202.8	201.9	—	—	234.9	239.7	31.2	31.6	468.9	473.2
2015	456.4	458.4	—	—	212.6	210.8	29.4	28.7	698.4	697.9
2016	229.2	232.0	—	—	436.8	443.9	232.9	230.3	898.9	906.2
2017	566.2	564.1	—	—	102.5	102.9	332.9	329.5	1,001.6	996.5
Total	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2016 (Successor Company)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$1,758.6	$1,770.6	$—	$—	$1,165.8	$1,184.6	$727.3	$732.6	$3,651.7	$3,687.8
AA	3.1	3.1	—	—	500.7	515.8	125.2	117.8	629.0	636.7
A	2.8	2.9	0.5	0.5	255.9	260.1	426.4	428.6	685.6	692.1
BBB	2.2	2.2	1.8	1.9	9.8	9.8	34.6	34.7	48.4	48.6
Below	118.1	117.9	257.5	260.1	—	—	98.1	96.9	473.7	474.9
	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

Rating %
AAA	93.3%	93.4%	—%	—%	60.3%	60.1%	51.5%	51.9%	66.5%	66.3%
AA	0.2	0.2	—	—	25.9	26.2	8.9	8.4	11.5	11.7
A	0.1	0.1	0.2	0.2	13.3	13.2	30.2	30.4	12.5	12.6
BBB	0.1	0.1	0.7	0.7	0.5	0.5	2.5	2.5	0.9	0.9
Below	6.3	6.2	99.1	99.1	—	—	6.9	6.8	8.6	8.5
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2012 and prior	$845.2	$845.2	$259.8	$262.5	$825.5	$837.1	$828.7	$828.9	$2,759.2	$2,773.7
2013	166.5	168.0	—	—	226.5	230.9	98.6	98.8	491.6	497.7
2014	203.8	203.8	—	—	234.1	242.7	168.4	168.4	606.3	614.9
2015	461.2	464.6	—	—	209.9	210.5	66.2	64.6	737.3	739.7
2016	208.1	215.1	—	—	436.2	449.1	249.7	249.9	894.0	914.1
Total	$1,884.8	$1,896.7	$259.8	$262.5	$1,932.2	$1,970.3	$1,411.6	$1,410.6	$5,488.4	$5,540.1

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2017 (Successor Company) were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.99 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2017 (Successor Company):

Weighted-Average
Non-agency portfolio	Life
Prime	10.51
Alt-A	3.45
Sub-prime	2.83
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), our mortgage loan holdings were approximately $6.8 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2017 (Successor Company), assuming the loans are called at their next call dates, approximately $161.2 million will be due in 2018, $858.6 million in 2019 through 2023, $105.8 million in 2024 through 2028, and $2.0 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), approximately $669.3 million and $595.2 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), we recognized, $37.2 million, $16.7 million, $29.8 million, and $0.1 million, respectively, of participating mortgage loan income.
The following table includes a breakdown of our commercial mortgage loan portfolio as of December 31, 2017 (Successor Company):

Commercial Mortgage Loan Portfolio Profile
Total portfolio of 1,668 loans	$6.8 billion
Average loan size	$4.0 million
Weighted-average amortization	22.5 years
Weighted-average coupon	4.76%
Weighted-average LTV	56.1%
Weighted-average debt coverage ratio	1.55
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2017 (Successor Company) there were no allowances for mortgage loan credit losses and as of December 31, 2016 (Successor Company), the Company had an allowance for mortgage loan credit losses of $0.7 million. While our mortgage loans do not have quoted market values, as of December 31, 2017 (Successor Company), we estimated the fair value of our mortgage loans to be $6.7 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 1.13% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2017, approximately $6.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017, we recognized two troubled debt restructurings as a result of the Company granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017 (Successor Company).
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2017 (Successor Company), $6.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We foreclosed on $6.1 million nonperforming loans during the year ended December 31, 2017 (Successor Company). We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.
As of December 31, 2017 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2017 (Successor Company).
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

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2017 (Successor Company), the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $32.5 million, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2017 (Successor Company), and an overall net unrealized loss of $1.7 billion as of December 31, 2016 (Successor Company).
For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2017 (Successor Company), the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$6,317,623	29.2%	$6,379,997	28.6%	$(62,374)	9.2%
>90 days but <= 180 days	452,670	2.1	465,506	2.1	(12,836)	1.9
>180 days but <= 270 days	133,617	0.6	135,660	0.6	(2,043)	0.3
>270 days but <= 1 year	122,746	0.6	124,767	0.6	(2,021)	0.3
>1 year but <= 2 years	6,620,286	30.6	6,789,338	30.4	(169,052)	24.8
>2 years but <= 3 years	7,978,269	36.9	8,410,401	37.7	(432,132)	63.5
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$21,625,211	100.0%	$22,305,669	100.0%	$(680,458)	100.0%
As of December 31, 2017 (Successor Company), the Barclays Investment Grade Index was priced at 91 basis points versus a 10 year average of 176 basis points. Similarly, the Barclays High Yield Index was priced at 364 basis points versus a 10 year average of 652 basis points. As of December 31, 2017 (Successor Company), the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.2%, 2.4%, and 2.7%, as compared to 10 year averages of 1.7%, 2.6%, and 3.5%, respectively.
As of December 31, 2017 (Successor Company), 88.8% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of December 31, 2017 (Successor Company), there were estimated gross unrealized losses of $3.0 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2017 (Successor Company), were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2017 (Successor Company) is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$1,719,714	8.0%	$1,744,888	7.8%	$(25,174)	3.7%
Other finance	54,454	0.3	58,198	0.3	(3,744)	0.6
Electric utility	3,110,720	14.4	3,241,952	14.5	(131,232)	19.3
Energy	1,397,312	6.5	1,458,690	6.5	(61,378)	9.0
Natural gas	604,431	2.8	624,203	2.8	(19,772)	2.9
Insurance	1,690,250	7.8	1,736,099	7.8	(45,849)	6.7
Communications	1,236,092	5.7	1,301,272	5.8	(65,180)	9.6
Basic industrial	581,249	2.7	603,248	2.7	(21,999)	3.2
Consumer noncyclical	2,009,655	9.3	2,070,956	9.3	(61,301)	9.0
Consumer cyclical	625,082	2.9	645,122	2.9	(20,040)	2.9
Finance companies	38,721	0.2	39,585	0.2	(864)	0.1
Capital goods	1,120,906	5.2	1,145,532	5.1	(24,626)	3.6
Transportation	786,922	3.6	807,468	3.6	(20,546)	3.0
Other industrial	174,797	0.8	185,701	0.8	(10,904)	1.6
Brokerage	380,331	1.8	384,860	1.7	(4,529)	0.7
Technology	575,617	2.7	596,855	2.7	(21,238)	3.1
Real estate	43,096	0.2	43,610	0.2	(514)	0.1
Other utility	46,729	—	47,514	0.3	(785)	0.4
Commercial mortgage-backed securities	1,529,729	7.1	1,559,281	7.0	(29,552)	4.3
Other asset-backed securities	220,822	1.0	226,586	1.0	(5,764)	0.8
Residential mortgage-backed non-agency securities	814,076	3.8	829,825	3.7	(15,749)	2.3
Residential mortgage-backed agency securities	360,025	1.7	367,006	1.6	(6,981)	1.0
U.S. government-related securities	1,166,342	5.4	1,198,519	5.4	(32,177)	4.7
Other government-related securities	140,124	0.6	145,071	0.7	(4,947)	0.7
States, municipals, and political divisions	1,198,015	5.5	1,243,628	5.6	(45,613)	6.7
Total	$21,625,211	100.0%	$22,305,669	100.0%	$(680,458)	100.0%

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
The range of maturity dates for securities in an unrealized loss position as of December 31, 2017 (Successor Company) varies, with 23.5% maturing in less than 5 years, 16.9% maturing between 5 and 10 years, and 59.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2017 (Successor Company):

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$13,181,002	61.0%	$13,521,581	60.6%	$(340,579)	50.0%
BBB	7,711,504	35.6	7,975,226	35.8	(263,722)	38.8
Investment grade	20,892,506	96.6	21,496,807	96.4	(604,301)	88.8
BB	379,341	1.8	412,615	1.8	(33,274)	4.9
B	221,947	1.0	250,466	1.1	(28,519)	4.2
CCC or lower	131,417	0.6	145,781	0.7	(14,364)	2.1
Below investment grade	732,705	3.4	808,862	3.6	(76,157)	11.2
Total	$21,625,211	100.0%	$22,305,669	100.0%	$(680,458)	100.0%
As of December 31, 2017 (Successor Company), we held a total of 1,844 positions that were in an unrealized loss position. Included in that amount were 104 positions of below investment grade securities with a fair value of $732.7 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $76.2 million, $65.9 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.3% of invested assets.
As of December 31, 2017 (Successor Company), securities in an unrealized loss position that were rated as below investment grade represented 3.4% of the total fair value and 11.2% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2017 (Successor Company):

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$189,005	25.8%	$196,046	24.3%	$(7,041)	9.2%
>90 days but <= 180 days	40,100	5.5	42,333	5.2	(2,233)	2.9
>180 days but <= 270 days	11,019	1.5	11,709	1.4	(690)	0.9
>270 days but <= 1 year	1,360	0.2	1,631	0.2	(271)	0.4
>1 year but <= 2 years	54,282	7.4	58,851	7.3	(4,569)	6.0
>2 years but <= 3 years	436,939	59.6	498,292	61.6	(61,353)	80.6
>3 years but <= 4 years	—	—	—	—	—	—
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$732,705	100.0%	$808,862	100.0%	$(76,157)	100.0%
Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2017 (Successor Company):

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$5,373,612	14.0%
AA	3,275,156	8.5
A	12,959,948	33.8
BBB	14,798,857	38.6
Investment grade	36,407,573	94.9
BB	1,321,157	3.4
B	295,990	0.8
CCC or lower	282,577	0.9
Below investment grade	1,899,724	5.1
Total	$38,307,297	100.0%
Not included in the table above are $2.4 billion of investment grade and $228.9 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2017 (Successor Company). The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2017 (Successor Company):

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$231.8	$—	$231.8
Southern Co.	212.1	—	212.1
Duke Energy Corp.	209.9	—	209.9
AT&T, Inc.	207.1	—	207.1
Morgan Stanley	200.5	—	200.5
Exelon Corp.	200.2	—	200.2
Wells Fargo & Co.	194.5	0.8	195.3
Goldman Sachs Group Inc.	194.6	—	194.6
Anheuser-Busch Inbev.	192.8	—	192.8
Bank of America Corp.	185.4	0.2	185.6
Total	$2,028.9	$1.0	$2,029.9
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2017 (Successor Company), we recognized approximately $9.1 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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

The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2017 (Successor Company). As of December 31, 2017 (Successor Company), we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$615.3	$865.8	$1,481.1
Netherlands	221.5	256.6	478.1
France	142.1	229.7	371.8
Switzerland	227.7	112.4	340.1
Germany	145.8	164.2	310.0
Spain	7.6	221.2	228.8
Belgium	—	190.8	190.8
Sweden	127.7	20.6	148.3
Norway	—	100.0	100.0
Ireland	15.0	45.1	60.1
Luxembourg	—	57.6	57.6
Italy	—	45.9	45.9
Portugal	—	15.6	15.6
Total securities	1,502.7	2,325.5	3,828.2
Derivatives:
Germany	28.8	—	28.8
United Kingdom	8.6	—	8.6
Switzerland	2.7	—	2.7
France	1.4	—	1.4
Total derivatives	41.5	—	41.5
Total	$1,544.2	$2,325.5	$3,869.7

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturity gains - sales	$18,790	$41,671	$8,640	$6,920
Fixed maturity losses - sales	(6,007)	(9,488)	(7,368)	(29)
Equity gains - sales	78	387	95	—
Equity losses - sales	(2,408)	(295)	(1,096)	—
Impairments on securities	(9,112)	(17,748)	(26,993)	(481)
Modco trading portfolio	119,206	67,583	(167,359)	73,062
Other	(8,572)	(9,228)	153	1,200
Total realized gains (losses) - investments	$111,975	$72,882	$(193,928)	$80,672

Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB	(8,526)	13,306	6,512	(68,503)
Funds withheld derivative	138,228	115,540	30,117	(9,073)
Total derivatives related to VA contracts	(60,775)	11,098	(103,082)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(14,117)	9,529	(614)	(486)
Equity futures - IUL	(818)	129	144	3
Equity options - IUL	9,580	3,477	(540)	(115)
Total derivatives related to IUL contracts	(5,355)	13,135	(1,010)	(598)
Embedded derivative - Modco reinsurance treaties	(103,009)	390	166,092	(68,026)
Derivatives with PLC(1)	42,699	29,289	(3,778)	15,863
Other derivatives	50	(25)	91	(37)
Total realized gains (losses) - derivatives	$(137,041)	$49,790	$58,436	$22,031

(1)	These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2017 (Successor Company), primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.
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

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	81	178	203	—
Corporate securities	8,031	16,830	26,580	481
Other	1,000	740	210	—
Total	$9,112	$17,748	$26,993	$481
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2017 (Successor Company), we sold securities in an unrealized loss position with a fair value of $185.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Successor Company
	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$35,086	18.9%	$(3,182)	38.5%
>90 days but <= 180 days	26,592	14.4	(520)	6.3
>180 days but <= 270 days	5,888	3.2	(179)	2.2
>270 days but <= 1 year	14,561	7.9	(524)	6.3
>1 year	103,030	55.6	(3,852)	46.7
Total	$185,157	100.0%	$(8,257)	100.0%
For the year ended December 31, 2017 (Successor Company) we sold securities in an unrealized loss position with a fair value (proceeds) of $185.2 million. The loss realized on the sale of these securities was $8.3 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2017 (Successor Company), we sold securities in an unrealized gain position with a fair value of $879.2 million. The gain realized on the sale of these securities was $18.9 million.
The $8.5 million of other realized losses recognized for the year ended December 31, 2017 (Successor Company), included $7.7 million of realized losses associated with our mortgage loan portfolio.
For the year ended December 31, 2017 (Successor Company) net gains of $119.2 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $7.7 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $103.0 million during the year ended December 31, 2017 (Successor Company). These losses were due to higher treasury yields and tightened credit spreads.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the year ended December 31, 2017 (Successor Company), we experienced net realized losses on derivatives related to VA contracts of approximately $60.8 million. The net losses on derivatives related to VA contracts for the year ended December 31, 2017 (Successor Company) were affected by capital market impacts.
The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $138.2 million for the year ended December 31, 2017 (Successor Company).
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized losses of $4.8 million related to the interest support agreement for the year ended December 31, 2017 (Successor Company). We recognized gains of $46.6 million related to the YRT premium support agreements for the year ended December 31, 2017 (Successor Company).

We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized pre-tax gains of $0.8 million, for the year ended December 31, 2017 (Successor Company).
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated gains of $0.1 million for the year ended December 31, 2017 (Successor Company).
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
We have the ability to borrow under a Credit Facility arrangement on an unsesured basis up to an aggregated principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2017 (Successor Company). PLC did not have an outstanding balance on the Credit Facility of December 31, 2017 (Successor Company).
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2017 (Successor Company), to fund mortgage loans in the amount of $572.3 million.
Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2017 (Successor Company), we held cash and short-term investments of $783.9 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net cash provided by operating activities	$173,695	$173,761	$453,344	$148,060
Net cash (used in) provided by investing activities	(2,536,181)	(4,233,554)	(1,443,489)	33,475
Net cash provided by (used in) financing activities	2,326,902	4,061,874	823,600	(70,918)
Total	$(35,584)	$2,081	$(166,545)	$110,617
For The Year Ended December 31, 2017 (Successor Company) as compared to The Year Ended December 31, 2016 (Successor Company)
Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the amount of cash provided by or used in investing and financing activities.
Net cash (used in) provided by investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by (used in) financing activities - Changes in cash from financing activities included $220.0 million of inflows from secured financing liabilities for the year ended December 31, 2017 (Successor Company), as compared to the $359.5 million of inflows for the year ended December 31, 2016 (Successor Company) and $2.4 billion inflows of investment product and universal life net activity as compared to $2.1 billion in the prior year. Net repayment of non-recourse funding obligations equaled $47.0 million during the year ended December 31, 2017 (Successor Company), as compared to net issuances of $2.1 billion during the year ended December 31, 2016 (Successor Company). The Company paid a dividend during the year ended December 31, 2017 (Successor Company) of $259.1 million, as compared to a dividend of $540.0 million during the year ended December 31, 2016 (Successor Company).
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
We are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2017 (Successor Company), we had $595.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2017 (Successor Company), the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017 (Successor Company). As of December 31, 2016 (Successor Company), the fair value of securities pledged under the repurchase program was $861.7 million and the repurchase obligation of $797.7 million was included in our consolidated balance sheets (at an average borrowing rate of 65 basis points). During 2016, the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016 (Successor Company).
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2017 (Successor Company), securities with a market value of $125.3 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2017 (Successor Company), the fair value of the collateral related to this program was $132.7 million and we had an obligation to return $132.7 million of collateral to the securities borrowers.
Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2018 is approximately $175.1 million.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2017 (Successor Company), our total adjusted capital and company action level RBC were approximately $4.7 billion and $759.3 million, respectively, providing an RBC ratio of approximately 614%.
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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of approximately $12 million on a pre-tax basis for the year ended December 31, 2017 (Successor Company), as compared to a positive impact to our statutory surplus of approximately $16.0 million on a pre-tax basis for the year ended December 31, 2016 (Successor Company).

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2017 (Successor Company), we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $4.8 billion as of December 31, 2017 (Successor Company). We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 13, Reinsurance to the consolidated financial statements included in this report.
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
The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. The Committee has proposed changes in the regulation of variable annuities and variable annuity captives could adversely affect our future financial condition and results of operations.

The NAIC has adopted Actuarial Guideline XLVIII ("AG48") and the substantially similar "Term and Universal Life Insurance Reserve Financing Model Regulation" (the "Reserve Model") which establish national standards for new reserve financing arrangements for term life insurance and universal life insurance with secondary guarantees. AG48 and the Reserve Model govern collateral requirements for captive reinsurance arrangements. In order to obtain reserve credit, AG48 and the Reserve Model require a minimum level of funds, consisting of primary and other securities, to be held by or on behalf of ceding insurers as security under each captive life reinsurance treaty. As a result of AG48 and the Reserve Model, the implementation of new captive structures in the future may be less capital efficient, lead to lower product returns and/or increased product pricing or result in reduced sales of certain products. In some circumstances, AG48 and the Reserve Model could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Also in accordance with this support agreement, $120 million of additional capital was provided to Shades Creek by PLC through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2017 and 2016 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
For additional information regarding risks, uncertainties, and other factors that could affect our use of captive reinsurers, please see Part I, Item 1A, Risk Factors, of this report.

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
As of December 31, 2017 (Successor Company), we had policy liabilities and accruals of approximately $31.7 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.48%.
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
 As of December 31, 2017 (Successor Company), we carried a $11.3 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,038,765	$273,760	$637,812	$671,951	$3,455,242
Stable value products(2)	4,955,737	966,975	2,612,675	1,236,295	139,792
Operating leases(3)	29,169	4,562	8,364	7,298	8,945
Home office lease(4)	77,219	77,219	—	—	—
Mortgage loan and investment commitments	703,313	624,628	78,685	—	—
Secured financing liabilities(5)	1,017,854	1,017,854	—	—	—
Policyholder obligations(6)	42,629,112	10,705,183	3,803,565	3,701,975	24,418,389
Total	$54,451,169	$13,670,181	$7,141,101	$5,617,519	$28,022,368

(1)
Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.7 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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

Employee Benefit Plans
PLC sponsors a tax-qualified defined benefit pension plan ("Qualified Pension Plan") covering substantially all of its employees. In addition, PLC sponsors an unfunded, nonqualified excess benefit pension plan ("Nonqualified Excess Pension Plan") and provide other postretirement benefits to eligible employees.
PLC reports the net funded status of its pension and other postretirement plans in the consolidated balance sheet. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation.
PLC's funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as it may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage ("AFTAP") of at least 80% and to avoid certain Pension Benefit Guaranty Corporation ("PBGC") reporting triggers.
PLC has not yet determined the total amount it will fund during 2018, but may contribute an amount that would eliminate the PBGC variable-rate premiums payable in 2018. PLC currently estimates that amount will be between $10 million and $20 million.
For a complete discussion of PLC's benefit plans, additional information related to the funded status of its benefit plans, and its funding policy, see Note 17, Employee Benefit Plans, to the consolidated financial statements included in this report.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 15, Commitments and Contingencies, of the consolidated financial statements for more information.
MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 7, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.
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
We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us, net of collateral held, based upon current market conditions. In addition, we periodically assess exposure related to potential payment obligations between us and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties (A-rated or higher at the time we enter into the contract), and we maintain credit support annexes with certain of those counterparties.
We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through our analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into our risk management program.
Derivative instruments expose us to credit and market risk and could result in material changes from period to period. We attempt to minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts and fixed indexed annuities:

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2017 and 2016 (Successor Company), and the percent change in fair value the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2017
Fixed maturities	$40,099.0	(8.2)%
Mortgage loans	6,369.5	(5.5)
2016
Fixed maturities	$37,517.6	(8.0)%
Mortgage loans	5,621.4	(5.2)
Estimated fair values from the hypothetical increase in rates were derived from the durations of our fixed maturities and mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.
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
As of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company), we had outstanding mortgage loan commitments of $572.3 million at an average rate of 4.1% and $855.3 million at an average rate of 4.2%, respectively, with estimated fair values of $583.0 million and $863.3 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company), and the percent change in fair value that the following estimated fair values would represent:

Successor Company
As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2017	$557.0	(4.5)%
2016	$817.8	(5.3)%
The estimated fair values from the hypothetical increase in rates were derived from the durations of our outstanding mortgage loan commitments. While these estimated fair values provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.
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
As of December 31, 2017 (Successor Company), total derivative contracts with a notional amount of $25.1 billion were in a $526.9 million net loss position. Included in the $25.1 billion is a notional amount of $2.5 billion in a $214.2 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.5 billion in a $61.7 million net loss position that relates to our funds withheld derivative, $4.1 billion in a $15.5 million net loss position that relates to our GLWB embedded derivatives, $2.0 billion in a $218.7 million net loss position that relates to our FIA embedded derivatives, and $168.3 million in a $80.2 million net loss position that relates to our IUL embedded derivatives.
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

We recognized losses of $137.0 million, $40.3 million, and gains of $30.0 million related to derivative financial instruments for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016, and for the period of February 1, 2015 to December 31, 2015 (Successor Company), respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates(1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2017
Futures	$1,302.3	$2.3	$(41.2)	$57.8
Interest Rate Swaptions	225.0	—	2.3	—
Floating to fixed Swaps	—	—	—	—
Fixed to floating Swaps	1,862.5	52.5	(145.9)	290.8
GLWB embedded derivative	4,056.3	(15.5)	24.4	(68.4)
Total	$7,446.1	$39.3	$(160.4)	$280.2

2016
Futures	$1,096.4	$(5.7)	$(80.0)	$84.3
Interest Rate Swaptions	225.0	2.5	12.3	—
Floating to fixed Swaps	70.0	0.5	3.2	(2.2)
Fixed to floating Swaps	1,640.0	60.9	(136.6)	301.8
GLWB embedded derivative	3,894.9	(7.0)	10.4	(30.3)
Total	$6,926.3	$51.2	$(190.7)	$353.6

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2017 and 2016.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

Successor Company
	Notional Amount	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
			+10%	–10%
	(Dollars In Millions)
2017
Futures	$381.1	$(2.4)	$(32.2)	$27.3
Options	7,549.4	166.4	157.7	177.0
Total return swaps	434.3	(0.2)	(43.6)	43.2
GLWB embedded derivative	4,056.3	(15.5)	(1.7)	(33.9)
FIA embedded derivative	1,951.7	(218.7)	(232.9)	(186.7)
IUL embedded derivative	168.3	(80.2)	82.7	70.4
Total	$14,541.1	$(150.6)	$(70.0)	$97.3

2016
Futures	$756.8	$2.9	$(70.2)	$75.9
Options	6,534.8	171.8	155.0	196.4
GLWB embedded derivative	3,894.9	(7.0)	(0.7)	(14.5)
FIA embedded derivative	1,496.3	(147.4)	(159.0)	(124.6)
IUL embedded derivative	103.8	(46.1)	(48.2)	(41.2)
Total	$12,786.6	$(25.8)	$(123.1)	$92.0
The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

Successor Company
			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2017
Currency futures	$256.4	$(2.1)	$(27.9)	$23.7
Swaps Fixed to Fixed	117.2	6.0	19.7	(7.7)
	$373.6	$3.9	$(8.2)	$16.0
2016
Currency futures	$340.1	$7.9	$(25.3)	$41.1
Swaps Fixed to Fixed	117.2	0.1	13.3	(13.0)
	$457.3	$8.0	$(12.0)	$28.1
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
Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $0.6 billion of our stable value contracts have no early termination rights.
As of December 31, 2017 (Successor Company), we had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows). As of December 31, 2016 (Successor Company), we had $3.5 billion of stable value product account balances with an estimated fair value of $3.5 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.3 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

Successor Company
	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
		+100 bps	–100 bps
	(Dollars In Millions)
2017
Stable value product account balances	$4,698.9	$4,592.7	$4,805.1
Annuity account balances	10,497.1	10,341.3	10,612.7

2016
Stable value product account balances	$3,488.9	$3,403.7	$3,574.0
Annuity account balances	10,314.8	10,164.0	10,424.5
Estimated fair values from the hypothetical changes in interest rates were derived from the durations of our stable value and annuity account balances. While these estimated fair values provide an indication of how sensitive the fair values of our stable value and annuity account balances are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company):

Credited Rate Summary As of December 31, 2017 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%

Credited Rate Summary As of December 31, 2016 (Successor Company)
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$202	$1,133	$2,023	$3,358
>3% - 4%	4,001	1,191	11	5,203
>4% - 5%	1,928	14	—	1,942
>5% - 6%	208	—	—	208
Subtotal	6,339	2,338	2,034	10,711
Fixed Annuities
1%	$670	$153	$114	$937
>1% - 2%	535	463	103	1,101
>2% - 3%	2,056	68	7	2,131
>3% - 4%	267	—	—	267
>4% - 5%	281	—	—	281
>5% - 6%	3	—	—	3
Subtotal	3,812	684	224	4,720
Total	$10,151	$3,022	$2,258	$15,431

Percentage of Total	66%	19%	15%	100%

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
The following presents PLC's estimates of the hypothetical impact to the December 31, 2017 (Successor Company) benefit obligation and to the 2017 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(28,252)	$(4,834)
100 basis point decrease	34,139	5,712
Increase (Decrease) in Benefit Cost:
100 basis point increase	$406	$(57)
100 basis point decrease	1,081	196

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
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
The following presents PLC’s estimates of the hypothetical impact to the 2017 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Life Insurance Plan
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,397)	$(51)
100 basis point decrease	2,397	51

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	99
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	100
Consolidated Balance Sheets as of December 31, 2017 (Successor Company) and as of December 31, 2016 (Successor Company)	101
Consolidated Statements of Shareowner’s Equity For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	103
Consolidated Statements of Cash Flows For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company)	104
Notes to Consolidated Financial Statements:
1. Basis of Presentation	106
2. Summary of Significant Accounting Policies	106
3. Significant Transactions	117
4. MONY Closed Block of Business	119
5. Investment Operations	121
6. Fair Value of Financial Instruments	129
7. Derivative Financial Instruments	141
8. Offsetting of Assets and Liabilities	145
9. Mortgage Loans	147
10. DAC and VOBA	151
11. Goodwill	152
12. Certain Nontraditional long duration contracts	152
13. Reinsurance	153
14. Debt and Other Obligations	156
15. Commitments and Contingencies	160
16. Shareowner's Equity	162
17. Employee Benefit Plans	162
18. Accumulated Other Comprehensive Income (Loss)	170
19. Income Taxes	174
20. Supplemental Cash Flow	177
21. Related Party Transactions	177
22. Statutory Reporting Practices	178
23. Operating Segments	180
24. Consolidated Quarterly Information	183
25. Subsequent Events	184
Report of Independent Registered Public Accounting Firm	185
Predecessor and Successor Company information is not comparable.
For supplemental quarterly financial information, please see Note 24, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Premiums and policy fees	$3,456,362	$3,389,419	$2,992,822	$260,582
Reinsurance ceded	(1,367,096)	(1,330,723)	(1,174,871)	(91,632)
Net of reinsurance ceded	2,089,266	2,058,696	1,817,951	168,950
Net investment income	1,923,056	1,823,463	1,532,796	164,605
Realized investment gains (losses):
Derivative financial instruments	(137,041)	49,790	58,436	22,031
All other investments	121,087	90,630	(166,935)	81,153
Other-than-temporary impairment losses	(1,332)	(32,075)	(28,659)	(636)
Portion recognized in other comprehensive income (before taxes)	(7,780)	14,327	1,666	155
Net impairment losses recognized in earnings	(9,112)	(17,748)	(26,993)	(481)
Other income	325,411	288,878	271,787	23,388
Total revenues	4,312,667	4,293,709	3,487,042	459,646
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (Successor 2017 - $1,235,227; 2016 - $1,176,609; 2015 - $1,022,638); (Predecessor 2015 - $87,830)	2,955,005	2,876,726	2,535,388	266,575
Amortization of deferred policy acquisition costs and value of business acquired	79,443	150,298	95,064	4,817
Other operating expenses, net of reinsurance ceded: (Successor 2017 - $226,578; 2016 - $210,270; 2015 - $196,383); (Predecessor 2015 - $17,700)	814,211	744,004	602,402	55,407
Total benefits and expenses	3,848,659	3,771,028	3,232,854	326,799
Income before income tax	464,008	522,681	254,188	132,847
Income tax (benefit) expense
Current	36,565	(38,663)	46,722	(47,384)
Deferred	(754,974)	208,736	27,769	91,709
Total income tax (benefit) expense	(718,409)	170,073	74,491	44,325
Net income	$1,182,417	$352,608	$179,697	$88,522

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net income	$1,182,417	$352,608	$179,697	$88,522
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (Successor 2017 - $329,307; 2016 - $326,765; 2015 - $(680,274)); (Predecessor 2015 - $259,616)	699,097	606,848	(1,263,367)	482,143
Reclassification adjustment for investment amounts included in net income, net of income tax: (Successor 2017 - $(397); 2016 - $(5,085); 2015 - $9,352); (Predecessor 2015 - $(2,244))	(944)	(9,442)	17,369	(4,166)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2017 - $3,858; 2016 - $(3,652); 2015 - $(212)); (Predecessor 2015 - $(131))	7,153	(6,782)	(393)	(243)
Change in accumulated (loss) gain - derivatives, net of income tax: (Successor 2017 - $(303); 2016 - $370; 2015 - $(45)); (Predecessor 2015 - $5)	(563)	688	(86)	9
Reclassification adjustment for derivative amounts included in net income, net of income tax: (Successor 2017 - $243; 2016 - $21; 2015 - $45); (Predecessor 2015 - $13)	451	39	86	23
Total other comprehensive income (loss)	705,194	591,351	(1,246,391)	477,766
Total comprehensive income (loss)	$1,887,611	$943,959	$(1,066,694)	$566,288

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: Successor 2017 - $40,952,535; 2016 - $39,645,111)	$40,971,486	$37,996,577
Fixed maturities, at amortized cost (fair value: Successor 2017 - $2,776,327; 2016 - $2,733,340)	2,718,904	2,770,177
Equity securities, at fair value (cost: Successor 2017 - $701,951; 2016 - $729,951)	715,498	716,017
Mortgage loans (related to securitizations: Successor 2017 - $226,409; 2016 - $277,964)	6,817,723	6,132,125
Investment real estate, net of accumulated depreciation (Successor 2017 - $132; 2016 - $252)	8,355	8,060
Policy loans	1,615,615	1,650,240
Other long-term investments	940,047	856,410
Short-term investments	527,144	315,834
Total investments	54,314,772	50,445,440
Cash	178,855	214,439
Accrued investment income	489,979	480,689
Accounts and premiums receivable	152,086	132,826
Reinsurance receivables	4,800,891	5,070,185
Deferred policy acquisition costs and value of business acquired	2,205,401	2,024,524
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (Successor 2017 - $140,232; 2016 - $79,183)	662,916	687,348
Property and equipment, net of accumulated depreciation (Successor 2017 - $21,305; 2016 - $16,573)	109,711	103,706
Other assets	337,395	275,965
Income tax receivable	76,986	96,363
Assets related to separate accounts
Variable annuity	13,956,071	13,244,252
Variable universal life	1,035,202	895,925
Total assets	$79,113,735	$74,465,132
See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$30,956,792	$30,510,242
Unearned premiums	751,130	761,937
Total policy liabilities and accruals	31,707,922	31,272,179
Stable value product account balances	4,698,371	3,501,636
Annuity account balances	10,921,190	10,642,115
Other policyholders’ funds	1,267,198	1,165,749
Other liabilities	1,859,254	1,436,091
Deferred income taxes	1,371,989	1,790,961
Debt	1,682	—
Non-recourse funding obligations	2,952,822	2,973,829
Secured financing liabilities	1,017,749	802,721
Liabilities related to separate accounts
Variable annuity	13,956,071	13,244,252
Variable universal life	1,035,202	895,925
Total liabilities	70,789,450	67,725,458
Commitments and contingencies - Note 15
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2017 and 2016 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,378,496	7,422,407
Retained earnings (deficit)	916,971	(32,695)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (Successor 2017 - $6,138; 2016 - $(349,242))	23,091	(648,592)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (Successor 2017 - $(6); 2016 - $(3,864))	(22)	(7,175)
Accumulated gain (loss) - derivatives, net of income tax: (Successor 2017 - $198; 2016 - $391)	747	727
Total shareowner’s equity	8,324,285	6,739,674
Total liabilities and shareowner’s equity	$79,113,735	$74,465,132

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Predecessor Company
Balance, December 31, 2014	$2	$5,000	$1,437,787	$2,905,151	$1,483,211	$5,831,151
Net income for the period of January 1, 2015 to January 31, 2015				88,522		88,522
Other comprehensive income					477,766	477,766
Comprehensive income for the period of January 1, 2015 to January 31, 2015						566,288
Balance, January 31, 2015	$2	$5,000	$1,437,787	$2,993,673	$1,960,977	$6,397,439

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowner's equity
	(Dollars In Thousands)
Successor Company
Balance, February 1, 2015	$2	$5,000	$6,504,211	$—	$—	$6,509,213
Net income for the period of February 1, 2015 to December 31, 2015				179,697		179,697
Other comprehensive loss					(1,246,391)	(1,246,391)
Comprehensive loss for the period of February 1, 2015 to December 31, 2015						(1,066,694)
Dividends paid to the parent company				(25,000)		(25,000)
Return of capital			(230,042)			(230,042)
Balance, December 31, 2015	$2	$5,000	$6,274,169	$154,697	$(1,246,391)	$5,187,477
Net income for 2016				352,608		352,608
Other comprehensive income					591,351	591,351
Comprehensive income for 2016						943,959
Dividends paid to the parent company				(540,000)		(540,000)
Capital contributions			1,148,238			1,148,238
Balance, December 31, 2016	$2	$5,000	$7,422,407	$(32,695)	$(655,040)	$6,739,674
Net income for 2017				1,182,417		1,182,417
Other comprehensive income					705,194	705,194
Comprehensive income for 2017						1,887,611
Cumulative effect adjustments				26,338	(26,338)	—
Dividends paid to the parent company				(259,089)		(259,089)
Return of capital			(43,911)			(43,911)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash flows from operating activities
Net income	$1,182,417	$352,608	$179,697	$88,522
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	25,066	(122,672)	135,492	(102,703)
Amortization of deferred policy acquisition costs and value of business acquired	79,443	150,298	95,064	4,817
Capitalization of deferred policy acquisition costs	(335,603)	(330,302)	(300,190)	(22,799)
Depreciation and amortization expense	61,740	36,942	45,829	796
Deferred income tax	(754,974)	208,736	27,769	91,709
Accrued income tax	19,377	(168,786)	126,701	(48,469)
Interest credited to universal life and investment products	692,993	699,227	682,836	79,088
Policy fees assessed on universal life and investment products	(1,354,685)	(1,262,166)	(1,056,092)	(90,288)
Change in reinsurance receivables	269,294	246,768	231,081	(98,148)
Change in accrued investment income and other receivables	(19,148)	(58,493)	25,259	(1,285)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(331,880)	(222,438)	(176,920)	176,119
Trading securities:
Maturities and principal reductions of investments	165,575	154,633	114,501	17,946
Sale of investments	281,441	459,802	135,465	26,422
Cost of investments acquired	(355,410)	(532,429)	(220,094)	(27,289)
Other net change in trading securities	9,151	22,427	73,376	(26,901)
Amortization of premiums and accretion of discounts on investments and mortgage loans	319,264	374,726	373,362	3,420
Change in other liabilities	265,595	182,973	6,336	211,031
Other, net	(45,961)	(18,093)	(46,128)	(133,928)
Net cash provided by operating activities	173,695	173,761	453,344	148,060

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	695,349	1,299,324	1,052,198	59,028
Sale of investments, available-for-sale	1,801,173	1,952,696	1,334,251	200,716
Cost of investments acquired, available-for-sale	(4,013,245)	(4,858,159)	(3,496,997)	(150,030)
Change in investments, held-to-maturity	47,000	(2,181,000)	(65,000)	—
Mortgage loans:
New lendings	(1,671,929)	(1,396,283)	(1,466,020)	(100,530)
Repayments	923,347	863,873	1,306,034	45,741
Change in investment real estate, net	(104)	2,851	(3,662)	7
Change in policy loans, net	34,625	49,268	52,364	6,365
Change in other long-term investments, net	(91,934)	(251,987)	(73,948)	(25,372)
Change in short-term investments, net	(207,722)	(61,094)	(11,271)	(39,312)
Net unsettled security transactions	(19,023)	28,853	(64,615)	37,510
Purchase of property and equipment	(33,718)	(2,863)	(6,823)	(648)
Cash received from or paid for acquisitions, net of cash acquired	—	320,967	—	—
Net cash (used in) provided by investing activities	(2,536,181)	(4,233,554)	(1,443,489)	33,475
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(16,070)	2,169,700	65,000	—
Secured financing liabilities	220,028	359,536	388,185	—
Capital contributions from PLC	—	—	—	—
Dividends/Return of capital to the parent company	(303,000)	(540,000)	(255,042)	—
Investment product and universal life deposits	4,683,121	4,393,596	3,064,373	169,233
Investment product and universal life withdrawals	(2,256,981)	(2,320,958)	(2,438,916)	(240,147)
Other financing activities, net	(196)	—	—	(4)
Net cash provided by (used in) financing activities	2,326,902	4,061,874	823,600	(70,918)
Change in cash	(35,584)	2,081	(166,545)	110,617
Cash at beginning of period	214,439	212,358	378,903	268,286
Cash at end of period	$178,855	$214,439	$212,358	$378,903

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 22, Statutory Reporting Practices and Other Regulatory Matters).
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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a "waterfall" approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-

binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures ("CUSIP") level on a first in first out basis. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.
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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $132.7 million as of December 31, 2017 (Successor Company) and $79.2 million as of December 31, 2016 (Successor Company), respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.8%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

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
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, technology, and software. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Software is generally amortized over a three year useful life.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Successor Company
	As of December 31,		Estimated
	2017	2016	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$402,975	$428,499	14-22
Trade names	85,340	92,049	13-17
Technology	107,343	121,253	7-14
Other	35,258	13,547
Total intangible assets subject to amortization	630,916	655,348

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$662,916	$687,348
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2018	$55,932
2019	52,819
2020	49,818
2021	48,026
2022	35,329
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

Property and equipment consisted of the following:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Home office building	$68,123	$67,279
Data processing equipment	24,102	21,749
Other, principally furniture and equipment	13,871	6,331
Total property and equipment subject to depreciation	106,096	95,359
Accumulated depreciation	(21,305)	(16,573)
Land	24,920	24,920
Total property and equipment	$109,711	$103,706
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
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company had $3,337.9 million and $1,872.5 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2017 (Successor Company), future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2018	$888.0
2019 - 2020	2,479.5
2021 - 2022	1,201.0
Thereafter	124.8
Derivative Financial Instruments
The Company records its derivative financial instruments in the consolidated balance sheet in "other long-term investments" and "other liabilities" in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the statement of other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company's hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in "Realized investment gains (losses)—Derivative financial instruments". For additional information, see Note 7, Derivative Financial Instruments.
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivatives employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company reinsures certain risks associated with the GLWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2017 (Successor Company), the Company’s net GLWB liability held, including the impact of reinsurance, was $15.5 million.
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
Income Taxes
The Company 's income tax returns, except for MONY which files separately, are included in PLC's consolidated U.S. income tax return.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). Further information on the tax impacts of the Tax Reform Act is included in Note 19, Income Taxes.

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., the dividends-received deduction). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income. Components of accumulated other comprehensive income (loss) ("AOCI") are presented net of tax, and it is the Company's policy to use the aggregate portfolio approach to clear the disproportionate tax effects that remain in AOCI as a result of tax rate changes and certain other events. Under the aggregate portfolio approach, disproportionate tax effects are cleared only when the portfolio of investments that gave rise to the deferred tax item is sold or otherwise disposed of in its entirety.

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

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations expires. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 19, Income Taxes, for additional information regarding income taxes.
Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity ("VIE"). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For more information on the Company's investment in a VIE refer to Note 5, Investment Operations, to the consolidated financial statements.

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the year indicated are as follows:

	Successor Company
	As of December 31,		As of December 31,
	2017	2016	2017	2016
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)
Life and annuity benefit reserves	$29,972,938	$29,574,479	$3,885,546	$4,178,794
Unpaid life claim liabilities	595,188	517,257	362,833	323,699
Life and annuity future policy benefits	30,568,126	30,091,736	4,248,379	4,502,493
Other policy benefits reserves	157,101	170,519	92,330	103,746
Other policy benefits unpaid claim liabilities	231,565	247,987	185,366	200,107
Future policy benefits and claims and associated reinsurance receivable	$30,956,792	$30,510,242	$4,526,075	$4,806,346
Unearned premiums	751,130	761,937	274,816	263,839
Total policy liabilities and accruals and associated reinsurance receivable	$31,707,922	$31,272,179	$4,800,891	$5,070,185
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
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2017 (Successor Company), range from approximately 2.75% to 4.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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

Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.5% to 11.3% in 2017.
The Company establishes liabilities for fixed indexed annuity ("FIA") products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or "Codification") Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 6, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB's ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.
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
The Company establishes liabilities for guaranteed minimum death benefits ("GMDB") on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company's GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2017 (Successor Company), are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2017 (Successor Company), the GMDB reserve, including the impact of reinsurance, was $26.6 million.
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
Accounting Pronouncements Recently Adopted
Accounting Standards Update ("ASU") 2018-02: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This Update addresses an accounting issue in which previously recorded tax effects are stranded in accumulated other comprehensive income as a result of the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act ("Tax Reform Act"). The Update allows reclassification from accumulated other comprehensive income to retained earnings of such stranded tax effects. The amount of the reclassification is equal to the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate. The Update is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company elected to adopt the amendments in this Update on a retrospective basis, upon issuance, and recorded an entry as of December 31, 2017 to reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in the amount of $26.3 million.

ASU No. 2017-04-Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This Update simplifies the goodwill impairment test by re-defining the concept of goodwill impairment as the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Update eliminates “Step 2” of the current goodwill impairment test, which requires entities to determine goodwill impairment by calculating the implied fair value of goodwill by remeasuring to fair value the assets and liabilities of a reporting unit as if that reporting unit had been acquired in a business combination. The Company elected to adopt the amendments in the Update in the first quarter of 2017, and applied the revised guidance to impairment tests conducted after January 1, 2017. Application of the revised guidance did not impact the Company’s financial position or results of operations. For more details regarding the Company’s goodwill assessment process, please refer to Note 11, Goodwill.

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
Accounting Pronouncements Not Yet Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company will adopt this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, will impact certain revenues associated with the Company's Asset Protection products. Specifically, the Company will revise its pattern of recognition of administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. In consideration of the amendments in ASU 2014-09, the Company will recognize these fees based on expected claim patterns. The cumulative effect adjustment as of January 1, 2018 will result in a decrease in retained earnings of $88.6 million. The pre-tax cumulative effect adjustment was consistent with the Company's previous estimates, as disclosed in its Form 10-Q for the period ended September 30, 2017. However, the reduction in the federal corporate income tax rate due to the enactment of the Tax Reform Act resulted in an increase in the net impact to retained earnings.
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and will be applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment as of the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.7 million increase to retained earnings. The Company will make updates to its disclosures in the first quarter in order to comply with the new guidance.

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

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and is effective for annual and interim periods beginning after December 15, 2017 using the retrospective method. There will be no financial impact on adoption while the Company expects a minor operational impact to cash flow statement reporting.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Task Force). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing diversity in practice related to the presentation of these amounts. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Update is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There will be no impact to the Company on adoption.

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

ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company expects to apply the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update will not impact the Company’s financial position, results of operations, or current disclosures.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 31, 2018, and early adoption is permitted. Transition will be through a modified retrospective approach in which the cumulative effect of application is recorded to retained earnings at the beginning of the annual period in which an entity adopts the revised guidance. The Company is currently reviewing its systems and processes to determine the financial and operational impact of implementing the Update, as well as to determine whether early adoption of the revised guidance is practicable.

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

3.	SIGNIFICANT TRANSACTIONS
Reinsurance and Financing Transactions
On January 15, 2016, PLC and the Company completed the transaction contemplated by the Master Agreement, dated September 30, 2015 (the “Master Agreement”), with Genworth Life and Annuity Insurance Company (“GLAIC”). Pursuant to the Master Agreement, effective January 1, 2016, the Company entered into a reinsurance agreement (the “Reinsurance Agreement”) under the terms of which the Company coinsures certain term life insurance business of GLAIC (the “GLAIC Block”). In connection with the reinsurance transaction, on January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a direct wholly owned subsidiary of the Company. Steel City issued notes with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL and the Company, meaning that none of these companies are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City, including a guarantee of the fees to the Risk-Takers. As a result of the financing transaction described above, the $800 million of Golden Gate Series A Surplus Notes held by PLC were contributed to the Company and then subsequently contributed to Golden Gate, which resulted in the extinguishment of these notes. Also on January 15, 2016, Golden Gate paid an extraordinary dividend of $300 million to the Company as approved by the Vermont Department of Financial Regulation.
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
The Company considered whether the Reinsurance Agreement constituted the purchase of a business for accounting and reporting purposes pursuant to ASC 805, Business Combinations. While the transaction included a continuation of the certain revenue-producing activities associated with the reinsured policies, it did not result in the acquisition of a market distribution system, sales force or production techniques. Based on Management’s decision not to pursue distribution opportunities or future sales related to the reinsured policies, the Company accounted for the transaction as a reinsurance agreement under ASC 944, Insurance Contracts and asset acquisition under ASC 805. Accordingly, the Company recorded the assets and liabilities acquired under the reinsurance agreement at fair value and recognized an intangible asset, VOBA, equal to the excess of the fair value of assets acquired over liabilities assumed, measured in accordance with the Company's accounting policies for insurance and reinsurance contracts that it issues or holds pursuant to ASC 944.
USWC Holding Company Acquisition
On December 1, 2016, the Company completed the acquisition of the Pompano Beach, Florida-based USWC Holding Company (“US Warranty”) pursuant to a Stock Purchase Agreement. US Warranty's primary operating subsidiary is United States Warranty Corp., which currently markets vehicle service contracts, GAP coverage, and a suite of ancillary automotive maintenance and protection products nationwide. This acquisition has provided the Company's Asset Protection segment and USWC with expanded market reach, enhanced product and operational capabilities, and higher collective growth potential.
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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-

ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as of February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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
Summarized financial information for the Closed Block as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company) and is as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders' account balances and other policyholder liabilities	$5,791,867	$5,896,355
Policyholder dividend obligation	160,712	31,932
Other liabilities	30,764	40,007
Total closed block liabilities	5,983,343	5,968,294
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,669,856	4,440,105
Mortgage loans on real estate	108,934	201,088
Policy loans	700,769	712,959
Cash and other invested assets	31,182	108,270
Other assets	122,637	135,794
Total closed block assets	5,633,378	5,598,216
Excess of reported closed block liabilities over closed block assets	349,965	370,078
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $(13,429) and $(197,450); and net of income tax: $2,820 and $69,107	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$349,965	$370,078
Reconciliation of the policyholder dividend obligation is as follows:

	Successor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$31,932	$—
Applicable to net revenue (losses)	(55,241)	(46,557)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	184,021	78,489
Policyholder dividend obligation, ending balance	$160,712	$31,932

Closed Block revenues and expenses were as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Premiums and other income	$180,097	$189,700	$185,562	$15,065
Net investment income	203,964	211,175	193,203	19,107
Net investment gains	910	1,524	3,333	568
Total revenues	384,971	402,399	382,098	34,740
Benefits and other deductions
Benefits and settlement expenses	335,200	353,488	336,629	31,152
Other operating expenses	1,940	2,804	1,001	—
Total benefits and other deductions	337,140	356,292	337,630	31,152
Net revenues before income taxes	47,831	46,107	44,468	3,588
Income tax expense	27,718	16,137	14,920	1,256
Net revenues	$20,113	$29,970	$29,548	$2,332

5.	INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$1,610,768	$1,547,346	$1,266,769	$140,052
Equity securities	40,506	38,838	40,879	2,556
Mortgage loans	298,387	270,749	252,577	24,977
Investment real estate	2,405	2,152	2,528	112
Short-term investments	114,280	99,979	93,938	9,974
	2,066,346	1,959,064	1,656,691	177,671
Other investment expenses	143,290	135,601	123,895	13,066
Net investment income	$1,923,056	$1,823,463	$1,532,796	$164,605

Net realized investment gains (losses) for all other investments are summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$12,783	$32,183	$1,272	$6,891
Equity securities	(2,330)	92	(1,001)	—
Impairments on securities	(9,112)	(17,748)	(26,993)	(481)
Modco trading portfolio	119,206	67,583	(167,359)	73,062
Other investments	(8,572)	(9,228)	153	1,200
Total realized gains (losses) - investments	$111,975	$72,882	$(193,928)	$80,672
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities, equity securities, and short-term investments) are as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Gross realized gains	$18,868	$42,058	$8,735	$6,920
Gross realized losses
Impairments losses	$(9,112)	$(17,748)	$(26,993)	$(481)
Other realized losses	$(8,257)	$(9,783)	$(8,464)	$12
The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$879,181	$1,194,808	$948,774	$172,551
Gains realized	$18,868	$42,058	$8,735	$6,920

Securities in an unrealized loss position(1):
Fair value (proceeds)	$185,157	$85,835	$178,415	$435
Losses realized	$(8,257)	$(9,783)	$(8,463)	$(29)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Fixed maturities:
Residential mortgage-backed securities	$2,321,811	$19,412	$(22,730)	$2,318,493	$10
Commercial mortgage-backed securities	1,885,109	4,931	(29,552)	1,860,488	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	280,780	9,401	(4,948)	285,233	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,446,365	618,582	(527,401)	29,537,546	(1)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,288,346	690,638	(671,687)	38,307,297	(28)
Equity securities	696,706	22,319	(8,771)	710,254	—
Short-term investments	470,883	—	—	470,883	—
	$39,455,935	$712,957	$(680,458)	$39,488,434	$(28)
As of December 31, 2016
Fixed maturities:
Residential mortgage-backed securities	$1,904,165	$10,737	$(25,295)	$1,889,607	$(9)
Commercial mortgage-backed securities	1,820,644	2,455	(40,602)	1,782,497	—
Other asset-backed securities	1,210,490	21,741	(20,698)	1,211,533	—
U.S. government-related securities	1,308,192	422	(40,455)	1,268,159	—
Other government-related securities	251,197	1,526	(14,797)	237,926	—
States, municipals, and political subdivisions	1,760,837	1,224	(105,558)	1,656,503	—
Corporate securities	28,655,364	151,383	(1,582,098)	27,224,649	(11,030)
Redeemable preferred stock	94,362	—	(8,519)	85,843	—
	37,005,251	189,488	(1,838,022)	35,356,717	(11,039)
Equity securities	722,868	7,751	(21,685)	708,934	—
Short-term investments	263,185	—	—	263,185	—
	$37,991,304	$197,239	$(1,859,707)	$36,328,836	$(11,039)

(1)	These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The fair value of the Company's investments classified as trading are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Fixed maturities - trading:
Residential mortgage-backed securities	$259,694	$255,027
Commercial mortgage-backed securities	146,804	149,683
Other asset-backed securities	138,097	200,084
U.S. government-related securities	27,234	26,961
Other government-related securities	63,925	63,012
States, municipals, and political subdivisions	326,925	316,519
Corporate securities	1,698,183	1,624,589
Redeemable preferred stock	3,327	3,985
	2,664,189	2,639,860
Equity securities	5,244	7,083
Short-term investments	56,261	52,648
	$2,725,694	$2,699,591
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2017 (Successor Company), by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$720,156	$719,662	$—	$—
Due after one year through five years	6,643,145	6,625,353	—	—
Due after five years through ten years	7,326,627	7,330,808	—	—
Due after ten years	23,598,418	23,631,474	2,718,904	2,776,327
	$38,288,346	$38,307,297	$2,718,904	$2,776,327

The chart below summarizes the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

	Successor Company
	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
For The Year Ended December 31, 2017 (Successor Company)

Other-than-temporary impairments	$(1,332)	$—	$(1,332)
Non-credit impairment losses recorded in other comprehensive income	(7,780)	—	(7,780)
Net impairment losses recognized in earnings	$(9,112)	$—	$(9,112)

For The Year Ended December 31, 2016 (Successor Company)

Other-than-temporary impairments	$(32,075)	$—	$(32,075)
Non-credit impairment losses recorded in other comprehensive income	14,327	—	14,327
Net impairment losses recognized in earnings	$(17,748)	$—	$(17,748)

For The Period of February 1, 2015 to December 31, 2015 (Successor Company)

Other-than-temporary impairments	$(28,659)	$—	$(28,659)
Non-credit impairment losses recorded in other comprehensive income	1,666	—	1,666
Net impairment losses recognized in earnings	$(26,993)	$—	$(26,993)

For The Period of January 1, 2015 to January 31, 2015 (Predecessor Company)

Other-than-temporary impairments	$(636)	$—	$(636)
Non-credit impairment losses recorded in other comprehensive income	155	—	155
Net impairment losses recognized in earnings	$(481)	$—	$(481)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Beginning balance	$12,685	$22,761	$—	$15,463
Additions for newly impaired securities	734	14,876	22,761	—
Additions for previously impaired securities	3,175	2,063	—	221
Reductions for previously impaired securities due to a change in expected cash flows	(12,726)	(24,396)	—	—
Reductions for previously impaired securities that were sold in the current period	(600)	(2,619)	—	—
Other	—	—	—	—
Ending balance	$3,268	$12,685	$22,761	$15,684

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$765,641	$(9,666)	$408,460	$(13,064)	$1,174,101	$(22,730)
Commercial mortgage-backed securities	750,643	(8,521)	779,086	(21,031)	1,529,729	(29,552)
Other asset-backed securities	86,506	(322)	134,316	(5,441)	220,822	(5,763)
U.S. government-related securities	94,110	(688)	1,072,232	(31,489)	1,166,342	(32,177)
Other government-related securities	24,830	(169)	115,294	(4,779)	140,124	(4,948)
States, municipalities, and political subdivisions	170,268	(1,738)	1,027,747	(43,875)	1,198,015	(45,613)
Corporate securities	5,026,417	(55,649)	10,947,027	(471,752)	15,973,444	(527,401)
Redeemable preferred stock	22,048	(1,120)	23,197	(2,383)	45,245	(3,503)
Equities	86,194	(1,400)	91,195	(7,371)	177,389	(8,771)
	$7,026,657	$(79,273)	$14,598,554	$(601,185)	$21,625,211	$(680,458)
RMBS and CMBS had gross unrealized losses greater than twelve months of $13.1 million and $21.0 million, respectively, as of December 31, 2017 (Successor Company). Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $5.4 million as of December 31, 2017 (Successor Company). This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program ("FFELP"). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $31.5 million and $4.8 million as of December 31, 2017 (Successor Company), respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $43.9 million as of December 31, 2017 (Successor Company). These declines were related to changes in interest rates.
The corporate securities category has gross unrealized losses greater than twelve months of $471.8 million as of December 31, 2017 (Successor Company). The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
As of December 31, 2017 (Successor Company), the Company had a total of 1,844 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 (Successor Company):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,051,694	$(21,178)	$170,826	$(4,117)	$1,222,520	$(25,295)
Commercial mortgage-backed securities	1,426,252	(36,589)	100,475	(4,013)	1,526,727	(40,602)
Other asset-backed securities	323,706	(9,291)	176,792	(11,407)	500,498	(20,698)
U.S. government-related securities	1,237,942	(40,454)	3	(1)	1,237,945	(40,455)
Other government-related securities	98,412	(2,907)	79,393	(11,890)	177,805	(14,797)
States, municipalities, and political subdivisions	1,062,368	(63,809)	548,254	(41,749)	1,610,622	(105,558)
Corporate securities	12,490,517	(467,463)	9,791,313	(1,114,635)	22,281,830	(1,582,098)
Redeemable preferred stock	66,781	(6,642)	19,062	(1,877)	85,843	(8,519)
Equities	411,845	(15,273)	69,497	(6,412)	481,342	(21,685)
	$18,169,517	$(663,606)	$10,955,615	$(1,196,101)	$29,125,132	$(1,859,707)
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
The other government-related securities had gross unrealized losses greater than twelve months of $11.9 million as of December 31, 2016 (Successor Company). These declines were related to changes in interest rates.
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
As of December 31, 2017 (Successor Company), the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.9 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $228.9 million of securities which were rated below investment grade. Approximately $310.7 million of the below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Fixed maturities	$1,083,865	$802,248	$(1,873,795)	669,160
Equity securities	17,863	(13,463)	4,406	12,172

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2017 and 2016 (Successor Company), are as follows:

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—

Successor Company	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2016
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$654,177	$—	$(67,222)	$586,955	$—
Steel City LLC	2,116,000	30,385	—	2,146,385	—
	$2,770,177	$30,385	$(67,222)	$2,733,340	$—
During the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company did not record any other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $76.6 million of gross unrecognized holding gains and $19.2 million of gross unrecognized holding losses by maturity as of December 31, 2017 (Successor Company). The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE's. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
The Company held $17.5 million of non-income producing securities for the year ended December 31, 2017 (Successor Company).
Included in the Company’s invested assets are $1.6 billion of policy loans as of December 31, 2017 (Successor Company). The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.
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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2017 and 2016 (Successor Company). The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company ("Golden Gate V") and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 14, Debt and Other Obligations. The Company has the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company's risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC, the holding company, has guaranteed Red Mountain's payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2017 (Successor Company), no payments have been made or required related to this guarantee.
Steel City, a newly formed wholly owned subsidiary of the Company, entered into a financing agreement on January 15, 2016 involving Golden Gate Captive Insurance Company, in which Golden Gate issued non-recourse funding obligations to Steel City and Steel City issued three notes (the “Steel City Notes”) to Golden Gate. Credit enhancement on the Steel City Notes is provided by unrelated third parties. For details of the financing transaction, see Note 14, Debt and Other Obligations. The activity most significant to Steel City is the issuance of the Steel City Notes. The Company had the power, via its 100% ownership, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third parties in their function as providers of credit enhancement on the Steel City Notes. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Steel City’s payment obligation for the credit enhancement fee to the unrelated third party providers. As of December 31, 2017 (Successor Company), no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,318,493	$—	$2,318,493
Commercial mortgage-backed securities	—	1,860,488	—	1,860,488
Other asset-backed securities	—	745,184	504,365	1,249,549
U.S. government-related securities	958,775	264,477	—	1,223,252
State, municipalities, and political subdivisions	—	1,741,645	—	1,741,645
Other government-related securities		285,233	—	285,233
Corporate securities	—	28,910,645	626,901	29,537,546
Redeemable preferred stock	72,471	18,620	—	91,091
Total fixed maturity securities - available-for-sale	1,031,246	36,144,785	1,131,266	38,307,297
Fixed maturity securities - trading
Residential mortgage-backed securities	—	259,694	—	259,694
Commercial mortgage-backed securities	—	146,804	—	146,804
Other asset-backed securities	—	102,875	35,222	138,097
U.S. government-related securities	21,183	6,051	—	27,234
State, municipalities, and political subdivisions	—	326,925	—	326,925
Other government-related securities	—	63,925	—	63,925
Corporate securities	—	1,692,741	5,442	1,698,183
Redeemable preferred stock	3,327	—	—	3,327
Total fixed maturity securities - trading	24,510	2,599,015	40,664	2,664,189
Total fixed maturity securities	1,055,756	38,743,800	1,171,930	40,971,486
Equity securities	649,981	—	65,517	715,498
Other long-term investments (1)	51,102	417,969	160,466	629,537
Short-term investments	394,394	132,750	—	527,144
Total investments	2,151,233	39,294,519	1,397,913	42,843,665
Cash	178,855	—	—	178,855
Assets related to separate accounts
Variable annuity	13,956,071	—	—	13,956,071
Variable universal life	1,035,202	—	—	1,035,202
Total assets measured at fair value on a recurring basis	$17,321,361	$39,294,519	$1,397,913	$58,013,793

Liabilities:
Annuity account balances(2)	$—	$—	$83,472	$83,472
Other liabilities(1)	5,755	302,656	597,562	905,973
Total liabilities measured at fair value on a recurring basis	$5,755	$302,656	$681,034	$989,445

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,889,604	$3	$1,889,607
Commercial mortgage-backed securities	—	1,782,497	—	1,782,497
Other asset-backed securities	—	648,929	562,604	1,211,533
U.S. government-related securities	1,002,020	266,139	—	1,268,159
State, municipalities, and political subdivisions	—	1,656,503	—	1,656,503
Other government-related securities	—	237,926	—	237,926
Corporate securities	—	26,560,603	664,046	27,224,649
Redeemable preferred stock	66,781	19,062	—	85,843
Total fixed maturity securities - available-for-sale	1,068,801	33,061,263	1,226,653	35,356,717

Fixed maturity securities - trading
Residential mortgage-backed securities	—	255,027	—	255,027
Commercial mortgage-backed securities	—	149,683	—	149,683
Other asset-backed securities	—	115,521	84,563	200,084
U.S. government-related securities	22,424	4,537	—	26,961
State, municipalities, and political subdivisions	—	316,519	—	316,519
Other government-related securities	—	63,012	—	63,012
Corporate securities	—	1,619,097	5,492	1,624,589
Redeemable preferred stock	3,985	—	—	3,985
Total fixed maturity securities - trading	26,409	2,523,396	90,055	2,639,860
Total fixed maturity securities	1,095,210	35,584,659	1,316,708	37,996,577
Equity securities	650,231	—	65,786	716,017
Other long-term investments (1)	82,420	335,497	115,516	533,433
Short-term investments	313,835	1,999	—	315,834
Total investments	2,141,696	35,922,155	1,498,010	39,561,861
Cash	214,439	—	—	214,439
Assets related to separate accounts
Variable annuity	13,244,252	—	—	13,244,252
Variable universal life	895,925	—	—	895,925
Total assets measured at fair value on a recurring basis	$16,496,312	$35,922,155	$1,498,010	$53,916,477

Liabilities:
Annuity account balances (2)	$—	$—	$87,616	$87,616
Other liabilities (1)	13,004	255,241	405,803	674,048
Total liabilities measured at fair value on a recurring basis	$13,004	$255,241	$493,419	$761,664

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

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

 The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 92.7% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2017 (Successor Company).
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2017 (Successor Company), the Company held $5.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of December 31, 2017 (Successor Company), the Company held $539.6 million of Level 3 ABS, which included $504.4 million of other asset-backed securities classified as available-for-sale and $35.2 million of other asset-backed securities classified as trading. These securities within the available-for-sale portfolio are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2017 (Successor Company), the Company classified approximately $33.3 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2017 (Successor Company), the Company classified approximately $632.3 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2017 (Successor Company), the Company held approximately $65.5 million of equity securities classified as Level 2 and Level 3. Of this total, $65.5 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2017 (Successor Company), 81.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company's consolidated balance sheet. The changes in fair value are recorded in earnings as "Realized investment gains (losses)—Derivative financial instruments". Refer to Note 7, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as "trading securities"; therefore changes in their fair value are also reported in earnings. As of December 31, 2017 (Successor Company), the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.4 billion and the statutory unrealized gain (loss) of the securities of $226.6 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
Certain of the Company’s subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of December 31, 2017 (Successor Company), was $91.6 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $38.5 million as of December 31, 2017 (Successor Company), however, interest support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by PLC. Re-evaluation, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. As of December 31, 2017 (Successor Company), no payments have been triggered under this agreement.
The YRT Premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of December 31, 2017 (Successor Company), was $48.6 million. As of December 31, 2017 (Successor Company), no payments have been triggered under this agreement.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of December 31, 2017 (Successor Company), was $4.5 million. As of December 31, 2017 (Successor Company), no payments have been triggered under this agreement.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2017 (Successor Company), was a liability of $61.7 million.

Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2017 (Successor Company) is $83.5 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown Rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.81% - 3.95% (1.06%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$15,554	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	1.0% - 30.0%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015 VBT Primary Tables
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2017 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.0 million of financial instruments being classified as Level 3 as of December 31, 2017 (Successor Company). Of the $50.0 million, $35.4 million are other asset-backed securities, and $14.6 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2017 (Successor Company), the Company held $65.5 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Successor Company
	Fair Value As of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$553,308	Discounted cash flow	Liquidity value	$88 - $97.25 ($95.04)
Corporate securities	638,279	Discounted cash flow	Spread over treasury	0.31% - 4.50% (2.04%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$7,031	Actuarial cash flow model	Mortality	91.4% to 106.6% of Ruark 2015 ALB Table
			Lapse	0.3% - 15%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.18% - 1.09%
Embedded derivative—FIA	147,368	Actuarial cash flow model	Expenses	$126 per policy
			Asset Earned Rate	4.08% - 4.66%
			Withdrawal rate	1% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	2.0% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.18% - 1.09%
Embedded derivative—IUL	46,051	Actuarial cash flow model	Mortality	38% - 153% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.18% - 1.09%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2016 (Successor Company), but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company.  This resulted in $125.2 million of financial instruments being classified as Level 3 as of December 31, 2016 (Successor Company). Of the $125.2 million, $93.9 million are other asset backed securities, and $31.3 million are corporate securities.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2017 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included In Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$83	$—	$—	$11,862	$(3)	$—	$—	$(11,944)	$(1)	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	1,410	15,136	—	(10,931)	100	(59,176)	—	—	(6,643)	1,865	504,365	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	664,046	—	27,637	—	(13,089)	131,822	(169,002)	—	—	(10,353)	(4,160)	626,901	—
Total fixed maturity securities - available-for-sale	1,226,653	1,410	42,856	—	(24,020)	143,784	(228,181)	—	—	(28,940)	(2,296)	1,131,266	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	84,563	3,768	—	(1,157)	—	—	(52,835)	—	—	—	883	35,222	3,483
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	5,492	101	—	(58)	—	—	—	—	—	—	(93)	5,442	44
Total fixed maturity securities - trading	90,055	3,869	—	(1,215)	—	—	(52,835)	—	—	—	790	40,664	3,527
Total fixed maturity securities	1,316,708	5,279	42,856	(1,215)	(24,020)	143,784	(281,016)	—	—	(28,940)	(1,506)	1,171,930	3,527
Equity securities	65,786	2	—	—	—	—	(273)	—	—	3	—	65,518	3
Other long-term investments(1)	115,516	73,253	—	(28,303)	—	—	—	—	—	—	—	160,466	44,950
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,498,010	78,534	42,856	(29,518)	(24,020)	143,784	(281,289)	—	—	(28,937)	(1,506)	1,397,914	48,480
Total assets measured at fair value on a recurring basis	$1,498,010	$78,534	$42,856	$(29,518)	$(24,020)	$143,784	$(281,289)	$—	$—	$(28,937)	$(1,506)	$1,397,914	$48,480

Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(4,001)	$—	$—	$—	$623	$8,768	$—	$—	$83,472	$—
Other liabilities(1)	405,803	35,703	—	(227,462)	—	—	—	—	—	—	—	597,562	(191,759)
Total liabilities measured at fair value on a recurring basis	$493,419	$35,703	$—	$(231,463)	$—	$—	$—	$623	$8,768	$—	$—	$681,034	$(191,759)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2017 (Successor Company), there was an immaterial amount of transfers of securities into Level 3.
For the year ended December 31, 2017 (Successor Company), $28.9 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2017 (Successor Company).
For the year ended December 31, 2017 (Successor Company), there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2017 (Successor Company), no securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2016 (Successor Company), for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
Commercial mortgage-backed securities	—	—	6	—	(1,608)	23,559	—	—	—	(21,938)	(19)	—	—
Other asset-backed securities	587,031	6,859	42,865	—	(29,673)	30,441	(79,314)	—	—	7,457	(3,062)	562,604	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	902,119	925	40,574	(4,135)	(33,151)	102,425	(225,556)	—	—	(109,792)	(9,363)	664,046	—
Total fixed maturity securities— available-for-sale	1,489,153	7,784	83,445	(4,135)	(64,432)	156,425	(304,870)	—	—	(124,273)	(12,444)	1,226,653	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	152,912	5,386	—	(4,790)	—	—	(70,270)	—	—	172	1,153	84,563	594
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	18,225	713	—	(442)	—	10,906	(4,071)	—	—	(19,722)	(117)	5,492	101
Total fixed maturity securities—trading	171,137	6,099	—	(5,232)	—	10,906	(74,341)	—	—	(19,550)	1,036	90,055	695
Total fixed maturity securities	1,660,290	13,883	83,445	(9,367)	(64,432)	167,331	(379,211)	—	—	(143,823)	(11,408)	1,316,708	695
Equity securities	66,504	—	—	(740)	—	22	—	—	—	—	—	65,786	—
Other long-term investments(1)	68,384	76,606	—	(30,903)	—	1,429	—	—	—	—	—	115,516	45,703
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,795,178	90,489	83,445	(41,010)	(64,432)	168,782	(379,211)	—	—	(143,823)	(11,408)	1,498,010	46,398
Total assets measured at fair value on a recurring basis	$1,795,178	$90,489	$83,445	$(41,010)	$(64,432)	$168,782	$(379,211)	$—	$—	$(143,823)	$(11,408)	$1,498,010	$46,398

Liabilities:
Annuity account balances(2)	$92,512	$—	$—	$3,144	$—	$—	$—	$555	$9,844	$—	$1,249	$87,616	$—
Other liabilities(1)	375,848	252,324	—	(282,279)	—	—	—	—	—	—	—	405,803	(29,955)
Total liabilities measured at fair value on a recurring basis	$468,360	$252,324	$—	$(279,135)	$—	$—	$—	$555	$9,844	$—	$1,249	$493,419	$(29,955)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2016 (Successor Company), there were $75.7 million transfers of securities into Level 3.
For the year ended December 31, 2016 (Successor Company), $221.5 million transfers of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2015 (Successor Company).
For the year ended December 31, 2016 (Successor Company), $12.2 million of securities were transferred from Level 2 to Level 1.
For the year ended December 31, 2016 (Successor Company), $0.1 million of securities were transferred out of Level 1. In addition, there was transfers of $169.4 million in other long-term investments and $120.0 million in other liabilities from Level 1 to Level 2.

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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		Successor Company
		As of December 31,
		2017		2016
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$6,817,723	$6,740,177	$6,132,125	$5,930,992
Policy loans	3	1,615,615	1,615,615	1,650,240	1,650,240
Fixed maturities, held-to-maturity(1)	3	2,718,904	2,776,327	2,770,177	2,733,340

Liabilities:
Stable value product account balances	3	$4,698,371	$4,698,868	$3,501,636	$3,488,877
Future policy benefits and claims(2)	3	220,498	220,498	221,634	221,658
Other policyholders' funds(3)	3	133,508	134,253	135,367	136,127

Debt:(4)
Non-recourse funding obligations(5)	3	$2,952,822	$2,980,495	$2,973,829	$2,939,387
Except as noted below, fair values were estimated using quoted market prices.

(1)	Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.

(2)	Single premium immediate annuity without life contingencies.

(3)	Supplementary contracts without life contingencies.

(4)	Excludes capital lease obligations of $1.7 million.

(5)
As of December 31, 2017 (Successor Company), carrying amount $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2016 (Successor Company), $2.7 billion in carrying amount and fair value related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

7.	DERIVATIVE FINANCIAL INSTRUMENTS
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
Derivatives Related to Foreign Currency Exchange Risk Management
Derivative instruments that are used as part of the Company’s foreign currency exchange risk management strategy include foreign currency swaps, foreign currency futures, foreign equity futures, and foreign equity options.
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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$26,015	$(3,450)	$(14,818)	$1,413
Equity futures - VA	(91,776)	(106,431)	(5,033)	9,221
Currency futures - VA	(23,176)	33,836	7,169	7,778
Equity options - VA	(94,791)	(60,962)	(27,733)	3,047
Interest rate swaptions - VA	(2,490)	(1,161)	(13,354)	9,268
Interest rate swaps - VA	27,981	20,420	(85,942)	122,710
Total return swaps - VA	(32,240)	—	—	—
Embedded derivative - GLWB	(8,526)	13,306	6,512	(68,503)
Funds withheld derivative	138,228	115,540	30,117	(9,073)
Total derivatives related to VA contracts	(60,775)	11,098	(103,082)	75,861
Derivatives related to FIA contracts:
Embedded derivative - FIA	(55,878)	(16,494)	(738)	1,769
Equity futures - FIA	642	4,248	(355)	(184)
Volatility futures - FIA	—	—	5	—
Equity options - FIA	44,585	8,149	1,211	(2,617)
Total derivatives related to FIA contracts	(10,651)	(4,097)	123	(1,032)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(14,117)	9,529	(614)	(486)
Equity futures - IUL	(818)	129	144	3
Equity options - IUL	9,580	3,477	(540)	(115)
Total derivatives related to IUL contracts	(5,355)	13,135	(1,010)	(598)
Embedded derivative - Modco reinsurance treaties	(103,009)	390	166,092	(68,026)
Derivatives with PLC(1)	42,699	29,289	(3,778)	15,863
Other derivatives	50	(25)	91	(37)
Total realized gains (losses) - derivatives	$(137,041)	$49,790	$58,436	$22,031

(1)	These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
		(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Effective Portion)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Foreign Currency Swaps	$(867)	$(694)	$—
Total	$(867)	$(694)	$—

Successor Company
For The Year Ended December 31, 2016
Foreign Currency Swaps	$1,058	$(60)	$—
Total	$1,058	$(60)	$—

Successor Company
February 1, 2015 to December 31, 2015
Inflation	$(131)	$(131)	$73
Total	$(131)	$(131)	$73

Predecessor Company
January 1, 2015 to January 31, 2015
Inflation	$13	$(36)	$(7)
Total	$13	$(36)	$(7)
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.6 million out of accumulated other comprehensive income into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	Successor Company
	As of December 31,
	2017		2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$6,016	$117,178	$132
Derivatives not designated as hedging instruments:
Interest rate swaps	1,265,000	55,411	1,135,000	71,644
Total return swaps	190,938	135	—	—
Derivatives with PLC(1)	2,810,469	91,578	2,808,807	48,878
Embedded derivative - Modco reinsurance treaties	64,472	1,009	64,123	2,573
Embedded derivative - GLWB	2,116,935	67,879	2,045,529	64,064
Interest rate futures	1,071,870	3,178	102,587	894
Equity futures	62,266	154	654,113	5,805
Currency futures	1,117	2	340,058	7,883
Equity options	4,436,467	403,961	3,944,444	328,908
Interest rate swaptions	225,000	14	225,000	2,503
Other	157	200	212	149
	$12,361,869	$629,537	$11,437,051	$533,433
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$597,500	$2,960	$575,000	$10,208
Total return swaps	243,388	318	—	—
Embedded derivative - Modco reinsurance treaties	2,390,539	215,247	2,450,692	141,301
Funds withheld derivative	1,502,726	61,729	1,557,237	91,267
Embedded derivative - GLWB	1,939,320	83,427	1,849,400	71,082
Embedded derivative - FIA	1,951,650	218,676	1,496,346	147,368
Embedded derivative - IUL	168,349	80,212	103,838	46,051
Interest rate futures	230,404	917	993,842	6,611
Equity futures	318,795	2,593	102,667	2,907
Currency futures	255,248	2,087	—	—
Equity options	3,112,812	237,807	2,590,160	157,253
	$12,710,731	$905,973	$11,719,182	$674,048

(1)	These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

8.	OFFSETTING OF ASSETS AND LIABILITIES
Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 14, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017 (Successor Company):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	67,879	—	67,879	—	—	67,879
Derivatives with PLC	91,578	—	91,578	—	—	91,578
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	160,666	—	160,666	—	—	160,666
Total derivatives	629,537	—	629,537	242,105	108,830	278,602
Total Assets	$629,537	$—	$629,537	$242,105	$108,830	$278,602

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Funds withheld derivative	61,729	—	61,729	—	—	61,729
Embedded derivative - GLWB	83,427	—	83,427	—	—	83,427
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	659,291	—	659,291	—	—	659,291
Total derivatives	905,973	—	905,973	242,105	4,577	659,291
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,790,973	$—	$1,790,973	$242,105	$4,577	$1,544,291

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2016 (Successor Company).

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$417,769	$—	$417,769	$171,384	$100,890	$145,495
Total derivatives, subject to a master netting arrangement or similar arrangement	417,769	—	417,769	171,384	100,890	145,495
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	2,573	—	2,573	—	—	2,573
Embedded derivative - GLWB	64,064	—	64,064	—	—	64,064
Derivatives with PLC	48,878	—	48,878	—	—	48,878
Other	149	—	149	—	—	149
Total derivatives, not subject to a master netting arrangement or similar arrangement	115,664	—	115,664	—	—	115,664
Total derivatives	533,433	—	533,433	171,384	100,890	261,159
Total Assets	$533,433	$—	$533,433	$171,384	$100,890	$261,159

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$176,979	$—	$176,979	$171,384	$5,595	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	176,979	—	176,979	171,384	5,595	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	141,301	—	141,301	—	—	141,301
Funds withheld derivative	91,267	—	91,267	—	—	91,267
Embedded derivative - GLWB	71,082	—	71,082	—	—	71,082
Embedded derivative - FIA	147,368	—	147,368	—	—	147,368
Embedded derivative - IUL	46,051	—	46,051	—	—	46,051
Total derivatives, not subject to a master netting arrangement or similar arrangement	497,069	—	497,069	—	—	497,069
Total derivatives	674,048	—	674,048	171,384	5,595	497,069
Repurchase agreements(1)	797,721	—	797,721	—	—	797,721
Total Liabilities	$1,471,769	$—	$1,471,769	$171,384	$5,595	$1,294,790

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

9.	MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2017 (Successor Company), the Company's mortgage loan holdings were approximately $6.8 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2017 (Successor Company):

Type	Percentage of Mortgage Loans on Real Estate
Retail	52.1%
Office Buildings	10.9
Apartments	8.8
Warehouses	10.4
Senior housing	13.7
Other	4.1
100.0%
The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 1.5% of mortgage loans. Approximately 64.4% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Alabama	9.6%
Florida	9.4
Texas	8.4
Georgia	7.9
Ohio	5.5
Tennessee	5.3
California	5.2
South Carolina	3.3
North Carolina	4.9
Utah	4.9
64.4%
During the year ended December 31, 2017 (Successor Company), the Company funded approximately $1.6 billion of new loans, with an average loan size of $8.8 million. The average size mortgage loan in the portfolio as of December 31, 2017 (Successor Company), was $4.0 million and the weighted-average interest rate was 4.8%. The largest single mortgage loan at December 31, 2017 (Successor Company) was $61.1 million.
Certain of the mortgage loans have call options that occur within the next 11 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $161.2 million would become due in 2018, $858.6 million in 2019 through 2023, $105.8 million in 2024 through 2028, and $2.0 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), approximately $669.3 million and $595.2 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company recognized $37.2 million , $16.7 million , $29.8 million, and $0.1 million of participating mortgage loan income, respectively.
As of December 31, 2017 (Successor Company), approximately $6.5 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017 (Successor Company), the Company recognized two troubled debt restructuring transactions as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017 (Successor Company).
As of December 31, 2016 (Successor Company), approximately $1.5 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016 (Successor Company), certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016 (Successor Company), the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders and reduced the expected cash flows on the loan. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016 (Successor Company).
As of December 31, 2015 (Successor Company), approximately $4.7 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties since February 1, 2015 (Successor Company). The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company entered into certain mortgage loan transactions that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in the Company's investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the period of February 1, 2015 to December 31, 2015 (Successor Company) and the period of January 1, 2015 to January 31, 2015 (Predecessor Company) included either the acceptance of assets in satisfaction of principal during the respective periods or at a future date and were the result of agreements between the creditor and the debtor. During the period of February 1, 2015 to December 31, 2015 (Successor Company), the Company accepted or agreed to accept assets of $15.8 million in satisfaction of $21.1 million of principal and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), the Company accepted or agreed to accept assets of $11.3 million in satisfaction of $13.8 million of principal. Of the amounts accepted or agreed to accept in satisfaction of principal during the period of February 1, 2015 to December 31, 2015 (Successor Company) $3.7 million related to foreclosures. These transactions resulted in no material realized losses in the Company's investment in mortgage loans net of existing discounts for mortgage loan losses for the period of February 1, 2015 to December 31, 2015 (Successor Company).
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of December 31, 2017 (Successor Company), $6.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate. None of the restructured loans were nonperforming during the year ended December 31, 2017 (Successor Company). The Company foreclosed on $6.1 million of nonperforming loans during the year ended December 31, 2017 (Successor Company).
As of December 31, 2017 (Successor Company), none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the year ended December 31, 2017 (Successor Company).
As of December 31, 2017 (Successor Company), there were no allowances for mortgage loan credit losses and as of December 31, 2016 (Successor Company), there was a $0.7 million allowance for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	Successor Company
	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Beginning balance	$724	$—
Charge offs	(6,708)	(4,682)
Recoveries	(731)	—
Provision	6,715	5,406
Ending balance	$—	$724
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

	30-59 Days Delinquent	60-89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2
As of December 31, 2016
Commercial mortgage loans	$3,669	$—	$—	$3,669
Number of delinquent commercial mortgage loans	4	—	—	4

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
As of December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
As of December 31, 2016
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	1,819	1,819	724	1,819	96	96
As of December 31, 2016 (Successor Company), the Company did not carry any mortgage loans that have been modified in a troubled debt restructuring. Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2017 (Successor Company) were as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars In Thousands)
Successor Company
As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418

10.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	Successor Company
	As of December 31, 2017	As of December 31, 2016

Balance, beginning of period	$576,685	$291,497
Capitalization of commissions, sales, and issue expenses	335,601	330,302
Amortization	(53,604)	(49,179)
Change due to unrealized investment gains and losses	(15,234)	4,065
Balance, end of period	$843,448	$576,685

Value of Business Acquired
The balances and changes in VOBA are as follows:

	Successor Company
	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Balance, beginning of period	$1,447,839	$1,270,876
Acquisitions	—	285,092
Amortization	(25,839)	(101,119)
Change due to unrealized investment gains and losses	(60,047)	(7,010)
Balance, end of period	$1,361,953	$1,447,839
Based on the balance recorded as of December 31, 2017 (Successor Company), the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2018	$122,333
2019	117,483
2020	102,464
2021	89,906
2022	82,782
11.    GOODWILL
During the fourth quarter of 2017, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2017 (Successor Company) and determined that there was no indication that its segment goodwill was more likely than not impaired, thus no quantitative assessment was performed and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2017 that would impact the Company's conclusion and no such events were identified. As part of the Company's ongoing assessment of goodwill recoverability, the impact of The Tax Reform Act and the impact that the lower corporate tax rate would have on the carrying value of the reporting units and their associated fair values was assessed in response to potential considerations as outlined under ASC 350-20-35-3C.  After consideration of applicable factors and circumstances noted as part of a qualitative assessment, the Company determined that it was more likely than not that the increase in the fair value of the reporting unit would exceed the increase in the carrying value of the reporting units and thus did not consider this to be a triggering event that would require a quantitative assessment of impairment.
As of December 31, 2016 (Successor Company), the Company increased its goodwill balance by approximately $61.0 million in the Asset Protection segment, which was attributed to the US Warranty acquisition. Refer to Note 3, Significant Transactions. The balance of goodwill for the Company as of December 31, 2017 (Successor Company) was $793.5 million.

12.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company's balance sheet. The VA separate account balances subject to GLWB were $9.7 billion as of December 31, 2017 (Successor Company). For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value of Financial Instruments, and Note 7, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 7.01%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.9%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $13.1 billion as of December 31, 2017 (Successor Company). The total GMDB amount payable based on VA account balances as of December 31, 2017 (Successor Company), was $90.5 million (including $72.8 million in the Annuities segment and $17.7 million in the Acquisitions segment) with a GMDB reserve of $30.9 million and $3.1 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2017 (Successor Company) for the Company was 73.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $8.4 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2017 (Successor Company), was 67 years.
Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Beginning balance	$27,835	$29,931	$23,893	$21,695
Incurred guarantee benefits	(504)	(682)	8,285	2,506
Less: Paid guarantee benefits	720	1,414	2,247	442
Ending balance	$26,611	$27,835	$29,931	$23,759
Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Equity mutual funds	$8,798,847	$8,071,204
Fixed income mutual funds	5,005,663	5,085,864
Total	$13,804,510	$13,157,068
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
Activity in the Company's deferred sales inducement asset was as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Deferred asset, beginning of period	$22,497	$11,756	$—	$155,150
Amounts deferred	14,246	16,212	14,557	82
Amortization	(5,787)	(5,471)	(2,801)	(1,139)
Deferred asset, end of period	$30,956	$22,497	$11,756	$154,093

13.	REINSURANCE
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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2017 (Successor Company), the Company had reinsured approximately 38% of the face value of its life insurance in-force. The Company has reinsured approximately 16% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hannover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), or December 31, 2015 (Successor Company) related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
Reinsurance premiums, commissions, expense reimbursements, benefits, and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short- and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.
The following table presents the net life insurance in-force:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Millions)
Direct life insurance in-force	$751,512	$739,249
Amounts assumed from other companies	110,205	116,265
Amounts ceded to other companies	(328,377)	(348,995)
Net life insurance in-force	$533,340	$506,519

Percentage of amount assumed to net	21%	23%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Premiums and policy fees:					-1
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)
Accident/health insurance	51,991	(33,052)	14,946	33,885
Property and liability insurance	288,809	(103,786)	9,657	194,680
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266
For The Year Ended December 31, 2016
Premiums and policy fees:
Life insurance	$2,610,682	$(1,207,159)	$454,999	$1,858,522	(1)
Accident/health insurance	58,076	(36,935)	17,439	38,580
Property and liability insurance	242,517	(86,629)	5,706	161,594
Total	$2,911,275	$(1,330,723)	$478,144	$2,058,696
February 1, 2015 to December 31, 2015
Premiums and policy fees:
Life insurance	$2,360,643	$(1,058,706)	$308,280	$1,610,217	(1)
Accident/health insurance	70,243	(36,871)	18,252	51,624
Property and liability insurance	228,500	(79,294)	6,904	156,110
Total	$2,659,386	$(1,174,871)	$333,436	$1,817,951

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Premiums and policy fees:
Life insurance	$204,185	$(80,657)	$28,601	$152,129	(1)
Accident/health insurance	6,846	(4,621)	1,809	4,034
Property and liability insurance	18,475	(6,354)	666	12,787
Total	$229,506	$(91,632)	$31,076	$168,950

(1)
Includes annuity policy fees of $173.5 million, $80.1 million, $77.2 million, and $7.7 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), the periods of February 1, 2015 to December 31, 2015 (Successor Company) and January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

As of December 31, 2017 and 2016 (Successor Company), policy and claim reserves relating to insurance ceded of $4.8 billion and $5.1 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2017 and 2016 (Successor Company), the Company had paid $96.6 million and $87.9 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2017 and 2016 (Successor Company), the Company had receivables of $65.1 million and $64.5 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.8 billion and $5.1 billion as of December 31, 2017 and 2016 (Successor Company), respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	Successor Company
	As of December 31,
	2017		2016
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$740.8	A	$762.2	A
Swiss Re Life & Health America, Inc.	614.8	A+	682.6	A+
Lincoln National Life Insurance Co.	489.1	A+	530.9	A+
Transamerica Life Insurance Co.	335.6	A+	367.8	A+
SCOR Global Life(1)	331.8	A+	354.8	A
RGA Reinsurance Company	278.3	A+	269.0	A+
American United Life Insurance Company	266.7	A+	285.6	A+
Scottish Re (U.S.) Inc.	249.5	NR	232.8	NR
Centre Reinsurance (Bermuda) Ltd	212.2	NR	243.6	NR
Employers Reassurance Corporation	193.9	A-	201.7	A-

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

14.	DEBT AND OTHER OBLIGATIONS
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the "Steel City Notes") with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the aggregate principal balance of the Steel City Notes was $2.014 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $2.014 billion outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.

Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of non-recourse funding obligations as of December 31, 2017 (Successor Company). These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2017 (Successor Company), securities related to $58.6 million of the balance of the non-recourse funding obligations were held by external parties, securities related to $251.2 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $265.2 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of December 31, 2017 (Successor Company), no payments have been made under these agreements; however, certain support agreement obligations to Golden Gate II of approximately $2.8 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2017 (Successor Company), the Company and its affiliates did not repurchase any of its outstanding non-recourse funding obligations. During the year ended December 31, 2016 (Successor Company), the Company repurchased $86.3 million of its outstanding non-recourse funding obligations, at a discount.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2017 (Successor Company), the principal balance of the Red Mountain note was $620 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $121.8 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V's annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $620 million outstanding non-recourse funding obligation as of December 31, 2017 (Successor Company). This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Golden Gate Captive Insurance Company(2)(3)	$2,014,000	$2,014,000	2039	4.75%
Golden Gate II Captive Insurance Company	309,849	255,132	2052	3.11%
Golden Gate V Vermont Captive Insurance Company(2)(3)	620,000	681,285	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,405	2024	6.19%
Total	$2,944,940	$2,952,822

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
Successor Company
As of December 31, 2016
Golden Gate Captive Insurance Company(3)	$2,116,000	$2,116,000	2039	4.75%
Golden Gate II Captive Insurance Company	278,949	227,338	2052	1.30%
Golden Gate V Vermont Captive Insurance Company(3)	565,000	628,025	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,466	2024	6.19%
Total	$2,961,040	$2,973,829

(1)	Carrying values include premiums and discounts and do no represent unpaid principal balances.

(2)	Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.

(3)	Fixed rate obligations
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company ("Golden Gate III"), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the "Reimbursement Agreement") with UBS AG, Stamford Branch ("UBS"), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the "LOC)") to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement's current effective date is June 25, 2014. The LOC balance reached its scheduled peak of $935 million in 2015. As of December 31, 2017 (Successor Company), the LOC balance was $885 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70.0 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016. As of December 31, 2017 (Successor Company), the LOC balance was $785 million.The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2017 (Successor Company), no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2017 (Successor Company), the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017 (Successor Company). During the year ended December 31, 2016 (Successor Company), the maximum balance outstanding at any one point in time related to these programs was $1,065.8 million. The average daily balance was $505.4 million (at an average borrowing rate of 44 basis points) during the year ended December 31, 2016 (Successor Company).
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2017 (Successor Company), securities with a market value of $125.3 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2017 (Successor Company), the fair value of the collateral related to this program was $132.7 million and the Company has an obligation to return $132.7 million of collateral to the securities borrowers.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company):
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2017 (Successor Company)
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$307,633	$—	$—	$—	$307,633
Mortgage loans	698,974	—	—	—	698,974
Total repurchase agreements and repurchase-to-maturity transactions	$1,006,607	$—	$—	$—	$1,006,607
Securities lending transactions
Corporate securities	118,817	—	—	—	118,817
Equity securities	5,699	—	—	—	5,699
Redeemable preferred stock	755	—	—	—	755
Total securities lending transactions	125,271	—	—	—	125,271
Total securities	$1,131,878	$—	$—	$—	$1,131,878

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
Interest Expense
Interest expense is summarized as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Millions)			(Dollars In Millions)
Non-recourse funding obligations, other obligations, and repurchase agreements	$177.7	$170.8	$106.4	$10.0
Total interest expense	$177.7	$170.8	$106.4	$10.0

15.	COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 16 cities (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $11.7 million, $11.4 million, $10.2 million, and $0.9 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The aggregate annualized rent was approximately $11.7 million for the year ended December 31, 2017 (Successor Company). The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2018	$4,562
2019	4,320
2020	4,044
2021	3,778
2022	3,520
Thereafter	8,945

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

Year	Amount
(Dollars In Thousands)
2018	$77,219
The following is a summary of the Company's estimated synthetic lease covenant calculations as of December 31, 2017 (Successor Company):

	Requirement	Actual Results
Consolidated net worth margin	greater than or equal to $0	greater than $4 billion
Debt to total capital ratio	less than 40%	less than 19%
Total adjusted capital ratio	greater than or equal to $0	greater than $3 billion
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	greater than 9.0 to 1
As of December 31, 2017 and 2016 (Successor Company), the Company had outstanding mortgage loan commitments of $572.3 million at an average rate of 4.14% and $855.3 million at an average rate of 4.17%, respectively.
Under the insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company's financial condition or results of operations.
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
The Company and certain of its insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.
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

16.	SHAREOWNER’S EQUITY
PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2017, 2016, and 2015, PL&A paid no dividends to PLC on its preferred stock.

17.	EMPLOYEE BENEFIT PLANS
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
Qualified Pension Plan and Nonqualified Excess Pension Plan
PLC sponsors the Qualified Pension Plan covering substantially all of its employees, including those of the Company. Benefits are based on years of service and the employee’s compensation.
Effective January 1, 2008, PLC made the following changes to its Qualified Pension Plan. These changes have been reflected in the computations within this note.

•	Employees hired after December 31, 2007 and any former employee hired after that date, will receive a cash balance benefit.

•
Employees active on December 31, 2007, with age plus years of vesting service less than 55 years, will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

•
Employees active on December 31, 2007, with age plus years of vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.

•	All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.

In 2016, the Company amended its Qualified Pension Plan to offer a limited-time opportunity of benefit payouts to eligible, terminated-vested participants (“lump sum window”). The lump sum window provided eligible, terminated-vested participants with an option to elect to receive a lump sum settlement of his or her pension benefit in December 2016 or to elect receipt of monthly pension benefits commencing in December 2016. This event triggered settlement accounting for the Company and resulted in the recognition of $0.9 million of settlement income for the twelve months ended December 31, 2016 (Successor Company).
The Company also sponsors the Nonqualified Excess Pension Plan, which is an unfunded nonqualified plan that provides defined pension benefits in excess of limits imposed on the Qualified Pension Plan by federal tax law.
In 2016, the Board of Directors of Protective Life Corporation approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to John D. Johns, the Company's Chairman and Chief Executive Officer at the time, into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under the Company’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits as though he were accruing benefits under the Nonqualified Excess Pension Plan with respect to this continued service as an employee of the Company after March 31, 2016. The conversion event required the Company to re-measure the Nonqualified Excess Pension Plan as of May 31, 2016 and resulted in the recognition of $2.1 million in settlement expense during the twelve months ended December 31, 2016 (Successor Company).

The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for the Company's defined benefit pension plan and unfunded excess benefit plan as of December 31, 2017 and 2016 (Successor Company):

	Successor Company
	December 31, 2017		December 31, 2016
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension PLan
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$278,084	$50,149	$247,595	$45,594
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$265,848	$47,802	$268,221	$56,985
Service cost	12,011	1,350	12,791	1,413
Interest cost	9,846	1,480	9,751	1,353
Amendments	—	—	—	—
Actuarial loss/(gain)	26,539	7,861	5,988	4,124
Benefits paid	(13,821)	(3,903)	(30,903)	(16,073)
Projected benefit obligation at end of year	300,423	54,590	265,848	47,802
Change in plan assets:
Fair value of plan assets at beginning of year	201,843	—	196,042	—
Actual return on plan assets	29,404	—	15,815	—
Employer contributions(1)	43,500	3,903	20,889	16,073
Benefits paid(2)	(13,821)	(3,903)	(30,903)	(16,073)
Fair value of plan assets at end of year	260,926	—	201,843	—
After reflecting FASB guidance:
Funded status	(39,497)	(54,590)	(64,005)	(47,802)
Amounts recognized in the balance sheet:
Other liabilities	(39,497)	(54,590)	(64,005)	(47,802)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss/(gain)	2,850	13,521	(7,855)	6,294
Prior service cost/(credit)	—	—	—	—
Total amounts recognized in AOCI	$2,850	$13,521	$(7,855)	$6,294

(1)	Employer contributions disclosed are based on the Company's fiscal filing year

(2)	Includes amount related to Mr. Johns' conversion of his benefit under the Nonqualified Excess Pension Plan to a Retirement Pay Deferral Account as discussed above in Nonqualified Excess Pension Plan.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Successor Company
	Qualified Pension Plan		Nonqualified Excess Pension Plan
	2017	2016	2017	2016
Discount rate	3.55%	4.04%	3.26%	3.60%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above

Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), and for the period of February 1, 2015 to December 31, 2015 (Successor Company), are as follows:

	Successor Company
	For The Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	Qualified Pension Plan			Nonqualified Excess Pension Plan
Discount rate	4.04%	4.29%	3.95%	3.60%	3.63%	3.63%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Expected long-term return on plan assets	7.00%	7.25%	7.50%	N/A	N/A	N/A
The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.
To determine an appropriate long-term rate of return assumption, PLC obtained a 25 year annualized return for each of the represented asset classes. In addition, PLC received evaluations of market performance based on PLC’s asset allocation as provided by external consultants. A combination of these statistical analytics provided results that PLC utilized to determine an appropriate long-term rate of return assumption.
Components of the net periodic benefit cost for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company) are as follows:

	Successor Company						Predecessor Company
	For The Year Ended December 31, 2017		For The Year Ended December 31, 2016		February 1, 2015 to December 31, 2015		January 1, 2015 to January 31, 2015

	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)						(Dollars In Thousands)
Service cost — benefits earned during the period	$12,011	$1,350	$12,791	$1,413	$11,220	$1,229	$974	$95
Interest cost on projected benefit obligation	9,846	1,480	9,751	1,353	9,072	1,499	1,002	140
Expected return on plan assets	(13,570)	—	(13,780)	—	(13,214)	—	(1,293)	—
Amortization of prior service cost/(credit)	—	—	—	—	—	—	(33)	1
Amortization of actuarial loss/(gain)(1)	—	634	—	178	—	—	668	138
Preliminary net periodic benefit cost	8,287	3,464	8,762	2,944	7,078	2,728	1,318	374
Settlement/curtailment expense(2)	—	—	(964)	2,135	—	—	—	—
Total net periodic benefit cost	$8,287	$3,464	$7,798	$5,079	$7,078	$2,728	$1,318	$374

(1)	2017 average remaining service period used is 9.24 years and 8.23 years for the Qualified Pension Plan and Nonqualified Excess Pension Plan, respectively.

(2)
The Nonqualified Excess Pension Plan triggered settlement accounting for the year ended December 31, 2016 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

For the Qualified Pension Plan, the Company does not expect to amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2018 since the net actuarial loss/(gain) subject to amortization is less than 10% of the greater of the smooth value of assets or the projected benefit obligation. For the unfunded excess benefit plan, the Company expects to amortize approximately $1.0 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2018.

Estimated future benefit payments under the Qualified Pension Plan and Nonqualified Excess Pension Plan are as follows:

Years	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
2018	$19,479	$3,542
2019	20,719	7,242
2020	21,062	6,087
2021	21,351	5,709
2022	23,537	6,267
2023 - 2027	116,400	23,324
Qualified Pension Plan Assets
Allocation of plan assets of the Qualified Pension Plan by category as of December 31 are as follows:

	Successor Company
Asset Category	Target Allocation for 2018	2017(1)	2016
Cash and cash equivalents	2%	15%	2%
Equity securities	60	55	61
Fixed income	38	30	37
Total	100%	100%	100%
(1) During 2017, the Company made a $43.5 million contribution to the defined benefit pension plan and allocated the contribution to cash and cash equivalents pending further analysis of its investment strategy. The plan's investment policy was amended to allow for an actual asset allocation outside of the current target allocation until the investment strategy analysis is complete. The Company anticipates completing this analysis during the first quarter of 2018.
PLC’s target asset allocation is designed to provide an acceptable level of risk and balance between equity assets and fixed income assets. The weighting towards equity securities is designed to help provide for an increased level of asset growth potential and liquidity.
Prior to the amendment for the $43.5 million contribution made in 2017, the defined benefit pension plan had a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash. PLC's investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies. PLC is currently performing an asset and liability study of its defined benefit pension plan and the associated investment portfolio to ensure that the current investment policy is appropriate for the plan. We anticipate this analysis being complete in the first quarter of 2018.
The Qualified Pension Plan's equity assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation and in a Spartan 500 index fund managed by Fidelity. The Plan's cash is invested in a collective trust managed by Northern Trust Corporation. The plan's fixed income assets are invested in a group deposit administration annuity contract with PLICO.

 Plan assets of the Qualified Pension Plan by category as of December 31, 2017 and 2016 (Successor Company) are as follows:

	Successor Company
	As of December 31,
Asset Category	2017	2016
	(Dollars In Thousands)
Cash and cash equivalents	$39,897	$4,175
Equity securities:
Collective Russell 3000 equity index fund	74,511	67,627
Fidelity Spartan 500 index fund	71,632	58,815
Fixed income	74,886	71,226
Total investments	260,926	201,843
Employer contribution receivable	—	—
Total	$260,926	$201,843
The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Qualified Pension Plan's group deposit administration annuity contract with the Company is recorded at contract value, which PLC believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities (the plan has not purchased annuities on behalf of participants under this contract during the periods presented). Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while PLC believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$39,897	$—	$—	$39,897
Collective investment funds:
Equity index funds	71,632	74,511	—	146,143
Group deposit administration annuity contract	—	—	74,886	74,886
Total investments	$111,529	$74,511	$74,886	$260,926
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$4,175	$—	$—	$4,175
Collective investment funds:
Equity index funds	58,815	67,627	—	126,442
Group deposit administration annuity contract	—	—	71,226	71,226
Total investments	$62,990	$67,627	$71,226	$201,843
For the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), there were no transfers between levels.

The following table summarizes the Qualified Pension Plan investments measured at fair value based on NAV per share as of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), respectively:

Name	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
	(Dollars In Thousands)
Successor Company
As of December 31, 2017
Collective short-term investment fund	$39,897	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	74,511	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	71,632	Not Applicable	Daily	1 day
As of December 31, 2016
Collective short-term investment fund	$4,175	Not Applicable	Daily	1 day
Collective Russell 3000 index fund(1)	67,627	Not Applicable	Daily	1 day
Fidelity Spartan 500 index fund	58,815	Not Applicable	Daily	1 day

(1)	Non-lending collective trust that does not publish a daily NAV but tracks the Russell 3000 index and provides a daily NAV to the Plan.
The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2017 (Successor Company) and for the year ended December 31, 2016 (Successor Company) for which PLC has used significant unobservable inputs (Level 3):

	Successor Company
	December 31, 2017	December 31, 2016
	(Dollars In Thousands)
Balance, beginning of year	$71,226	$67,707
Interest income	3,660	3,519
Transfers from collective short-term investments fund	—	—
Transfers to collective short-term investments fund	—	—
Balance, end of year	$74,886	$71,226
The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2017 (Successor Company):

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$74,886	Contract Value	Contract Rate	5.10% - 5.19%
Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.
Qualified Pension Plan Funding Policy
PLC's funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA") plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
Under the Pension Protection Act of 2006 ("PPA"), a plan could be subject to certain benefit restrictions if the plan's adjusted funding target attainment percentage ("AFTAP") drops below 80%. Therefore, PLC may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well a plan is funded and is obtained by dividing a plan's assets by its funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine a plan's AFTAP may be different from the assumptions and methods used to measure a plan's funded status on a GAAP basis.
In July of 2012, the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 ("HATFA") was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company's minimum required Qualified Pension Plan contributions for the 2013 and 2014 plan years. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation ("PBGC") reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.
During the twelve months ended December 31, 2017, PLC contributed $43.5 million to the Qualified Pension Plan for the 2016 plan year. PLC has not yet determined what amount it will fund during 2018, but may contribute an amount that would eliminate the PGBC variable-rate premiums payable in 2018. PLC currently estimates that amount will be between $10 million and $20 million.
Other Postretirement Benefits
In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2017 and 2016 (Successor Company), the accumulated postretirement benefit obligation and projected benefit obligation were immaterial.
For a closed group of retirees over age 65, the Company provides a prescription drug benefit. As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), PLC's liability related to this benefit was immaterial.
PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The benefit obligation associated with these benefits is as follows:

	Successor Company
Postretirement Life Insurance Plan	As of December 31, 2017	As of December 31, 2016
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$9,634	$9,063
Service cost	122	102
Interest cost	354	338
Actuarial (gain)/loss	1,347	604
Benefits paid	(479)	(473)
Benefit obligation, end of year	$10,978	$9,634
For the postretirement life insurance plan, PLC’s discount rate assumption used to determine the benefit obligation and the net periodic benefit cost as of December 31, 2017 (Successor Company) is 3.74% and 4.35%, respectively.
PLC’s expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2017 (Successor Company) is 2.75%. To determine an appropriate long-term rate of return assumption, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index.
Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.
The fair value of each major category of plan assets for PLC’s postretirement life insurance plan is as follows

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Category of Investment
Money market fund	$5,104	$5,362
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

The following table sets forth by level, within the fair value hierarchy, the life insurance plan's assets at fair value as of December 31, 2017 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,104	$—	$—	$5,104
The following table sets forth by level, within the fair value hierarchy, the life insurance plan's assets at fair value as of December 31, 2016 (Successor Company):

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,362	$—	$—	$5,362
For the year ended December 31, 2017 and 2016 (Successor Company), there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.
401(k) Plan
PLC sponsors a tax qualified 401(k) Plan ("401(k) Plan") which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual contribution amount as set periodically by the Internal Revenue Service ($18,000 for 2017). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2017). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately. For the year ended December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company), the Company recorded an expense of$8.2 million and $7.5 million associated with 401(k) Plan matching contributions, respectively.
PLC also has a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The expense recorded by PLC for this employee benefit was $1.1 million, $0.6 million, and $0.5 million, respectively, in 2017, 2016, and 2015.
Deferred Compensation Plan
On February 1, 2015, PLC became a wholly owned subsidiary of Dai-ichi Life and PLC stock ceased to be publicly traded. Thus, any common stock equivalents within the plans converted into rights to receive the merger consideration of $70.00 per common stock equivalent.
As of February 1, 2015, PLC has continued the deferred compensation plans for officers and others. Compensation deferred was credited to the participants in cash, mutual funds, or a combination thereof. As of December 31, 2017 (Successor Company), PLC's obligations related to its deferred compensation plans are reported in other liabilities.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2017, 2016 and 2015 (Successor Company) and January 31, 2015 (Predecessor Company).
Changes in Accumulated Other Comprehensive Income (Loss) by Component

Successor Company	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2016	$(655,767)	$727	$(655,040)
Other comprehensive income (loss) before reclassifications	699,097	(563)	698,534
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	7,153	—	7,153
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(944)	451	(493)
Net current-period other comprehensive income (loss)	705,306	(112)	705,194
Cumulative effect adjustments	(26,470)	132	(26,338)
Ending Balance, December 31, 2017	$23,069	$747	$23,816

(1)	See Reclassification table below for details.

(2)
As of December 31, 2016 (Successor Company) and December 31, 2017 (Successor Company), net unrealized losses reported in AOCI were offset by $424.1 million and $(6.3) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of December 31, 2015 (Successor Company) and December 31, 2016 (Successor Company), net unrealized losses reported in AOCI were offset by $623.0 million and $424.1 million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

(2)
As of January 31, 2015 and December 31, 2014 (Predecessor Company), net unrealized losses reported in AOCI were offset by $(492.6) million and $(504.4) million due to the impact those net unrealized losses would have had on certain of the Company's insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following table summarizes the reclassifications amounts out of AOCI for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(694)	Benefits and settlement expenses, net of reinsurance ceded
	(694)	Total before tax
	243	Tax (expense) or benefit
	$(451)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$10,453	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(9,112)	Net impairment losses recognized in earnings
	1,341	Total before tax
	(397)	Tax (expense) or benefit
	$944	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
For The Year ended December 31, 2016
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(60)	Benefits and settlement expenses, net of reinsurance ceded
	(60)	Total before tax
	21	Tax (expense) or benefit
	$(39)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$32,275	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(17,748)	Net impairment losses recognized in earnings
	14,527	Total before tax
	(5,085)	Tax (expense) or benefit
	$9,442	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Successor Company
February 1, 2015 to December 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(131)	Benefits and settlement expenses, net of reinsurance ceded
	(131)	Total before tax
	45	Tax (expense) or benefit
	$(86)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$271	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(26,992)	Net impairment losses recognized in earnings
	(26,721)	Total before tax
	9,352	Tax (expense) or benefit
	$(17,369)	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(36)	Benefits and settlement expenses, net of reinsurance ceded
	(36)	Total before tax
	13	Tax (expense) or benefit
	$(23)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/losses	$6,891	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(481)	Net impairment losses recognized in earnings
	6,410	Total before tax
	(2,244)	Tax (expense) or benefit
	$4,166	Net of tax

(1)	See Note 7, Derivative Financial Instruments for additional information.

19.	INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%	35.0%
State income taxes	0.3	0.6	1.4	0.5
Investment income not subject to tax	(4.7)	(3.1)	(6.8)	(2.8)
Uncertain tax positions	0.3	0.3	—	0.5
Federal Tax law changes	(184.8)	—	—	—
Other	(0.9)	(0.3)	(0.3)	0.7
	(154.8)%	32.5%	29.3%	33.9%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Current income tax expense:
Federal	$39,042	$(41,244)	$50,722	$(48,469)
State	(2,477)	2,581	(4,000)	1,085
Total current	$36,565	$(38,663)	$46,722	$(47,384)
Deferred income tax expense:
Federal	$(757,748)	$204,810	$18,880	$90,774
State	2,774	3,926	8,889	935
Total deferred	$(754,974)	$208,736	$27,769	$91,709
The components of the Company’s net deferred income tax liability are as follows:

	Successor Company
	As of December 31,
	2017	2016
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$240,419	$510,886
Deferred compensation	64,677	101,626
Deferred policy acquisition costs	23,113	155,009
Premium on non-recourse funding obligations	1,666	4,482
Net unrealized loss on investments	—	353,149
Valuation allowance	(3,682)	(5,039)
	326,193	1,120,113
Deferred income tax liabilities:
Premium receivables and policy liabilities	538,465	819,476
VOBA and other intangibles	433,371	720,878
Invested assets (other than unrealized gains (losses))	701,070	1,340,688
Net unrealized gains on investments	6,175	—
Other	19,101	30,032
	1,698,182	2,911,074
Net deferred income tax liability	$(1,371,989)	$(1,790,961)
The Company’s income tax returns, except for MONY which files separately, are included in PLC’s consolidated U.S. income tax return.
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY's tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2017 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% and changes to tax law related to the deductibility of certain deferred tax assets under the Tax Reform Act, we revalued our ending net deferred tax liabilities at December 31, 2017, and recognized a provisional $857.5 million tax benefit in our consolidated statement of income for the year ended December 31, 2017.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts based on reasonable estimates made by the Company as to the effects of tax reform on deferred assets as discussed below and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions the Company has made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. The Company will not extend the measurement period beyond December 22, 2018.
As a result of the Tax Reform Act, compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain written binding arrangements that were in place as of November 2, 2017 and that have not been materially modified after such date. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m), including the uncertain application of transition relief to companies that had not been subject to Section 162(m) prior to the effectiveness of the Tax Reform Act, it is unclear whether or to what extent the deferred tax assets related to amounts paid or payable by the Company to covered employees after January 1, 2018 pursuant to written binding arrangements that were in place on November 2, 2017 will be subject to the $1 million dollar deduction limit of Section 162(m).
In management’s judgment, the gross deferred income tax asset as of December 31, 2017 (Successor Company) will more likely than not be fully realized. The Company has recognized a valuation allowance of $5.0 million and $7.8 million as of December 31, 2017 and 2016 (Successor Company), respectively, related to state-based loss carryforwards that it has determined are more likely than not to expire unutilized. This resulting favorable change of $2.8 million, before federal income taxes, decreased state income tax expense in 2017 by the same amount.
At December 31, 2017 (Successor Company), the Company has life net operating loss carryforwards for federal income tax purposes of $578.3 million which are available to offset both future life group taxable income and non-life group taxable income through 2031. Alternative minimum tax credits of $8.6 million are available to offset regulat tax beginning 2018, as a result of the Tax Reform Act, with any remaining credits being fully refundable beginning in 2021. Foreign tax credits of $7.2 million are available to offset both future life group income tax and non-life group income tax and will begin to expire in 2024. In addition, included in the deferred income tax assets above are approximately $12.2 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2018 and 2036.
As of December 31, 2017 and 2016 (Successor Company), some of the Company's fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain at December 31, 2017 (Successor Company). If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year's other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor Company			Predecessor Company
	As of December 31, 2017	As of December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Balance, beginning of period	$9,856	$8,937	$105,850	$168,076
Additions for tax positions of the current year	1,857	2,122	2,213	(5,010)
Additions for tax positions of prior years	70	1,318	1,812	1,149
Reductions of tax positions of prior years:
Changes in judgment	(430)	(975)	(644)	(58,365)
Settlements during the period	—	(1,546)	(100,294)	—
Lapses of applicable statute of limitations	—	—	—	—
Balance, end of period	$11,353	$9,856	$8,937	$105,850
Included in the end of period balance above, as of December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), are approximately $0.7 million, $0.7 million, $1.4 million, and $94.9 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority.

The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $10.7 million, $9.2 million, $7.5 million, and $11.0 million for the year ended December 31, 2017 (Successor Company), December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2017, 2016, or 2015, as the parent company maintains responsibility for the interest on unrecognized tax benefits. The Company has no accrued interest associated with unrecognized tax benefits as of any balance sheet date ending in 2017, 2016, or 2015.
In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. In April 2017, a routine review by Congress' Joint Committee on Taxation was finalized without change and the Company received an approximate $6.2 million net refund in the fourth quarter of 2017.
The resulting net adjustment to the Company’s current income taxes for the years 2003 through 2011 did not materially affect the Company or its effective tax rate.
In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company's 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.
These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, $0.7 million of the unrecognized tax benefits will be reduced due to recent changes in tax law. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Due to the aforementioned IRS adjustments to the Company's pre-2014 taxable income, the Company is amending certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.

During the year ended December 31, 2016 (Successor Company), the Company filed a non-automatic tax accounting method change related to income recognition for unearned premium reserve and discounted loss reserve for claims incurred. The IRS accepted the Company's request for the non-automatic tax accounting method. This change did not materially impact the Company or its effective tax rate.

20.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$178,787	$142,463	$98,232	$21,567
Income taxes	20,507	127,615	(75,869)	(1)

21.	RELATED PARTY TRANSACTIONS
The Company provides furnished office space and computers to affiliates through an intercompany agreement. Revenues from this agreement were $6.2 million, $5.8 million, $4.6 million, and $0.4 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $240.9 million, $258.0 million, $214.8 million, and $19.0 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2017 and 2016 of $68.3 million and $14.9 million, respectively. There was a $26.1 million intercompany receivable with affiliates balance as of December 31, 2017 (Successor Company). The Company did not have an intercompany receivable balance as of December 31, 2016 (Successor Company).
Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $6.8 million, $7.2 million, $45.3 million, and $2.6 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015

(Predecessor Company), respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $6.5 million, $8.6 million, $10.0 million, and $0.8 million for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and for the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.
Prior to the Merger, PLC and the Company had no related party transactions with Dai-ichi Life. During the period ending December 31, 2017 (Successor Company), PLC paid a management fee to Dai-ichi Life of $10.9 million for certain services provided to the company.
PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects.
As of February 1, 2000, PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013, wherein as of December 31, 2017, PLC continued to guarantee the obligations of the Company thereunder.
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
The Company has reinsured GLWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. No additional capital was provided to Shades Creek by PLC during the year ended December 31, 2017 (Successor Company). As of December 31, 2017 (Successor Company), Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

22.	STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS
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
Statutory net income (loss) for the Company was $731.2 million, $(391.6) million, and $440.0 million for the year ended December 31, 2017, 2016, and 2015, respectively. Statutory capital and surplus for the Company was $4.3 billion and $4.2 billion as of December 31, 2017 and 2016, respectively. The Statutory net loss incurred by the Company for the year ended December 31, 2016 was caused by the required Statutory accounting treatment of the initial gain recognized on the retrocession of the term business assumed from Genworth Life and Annuity Insurance Company to Golden Gate Captive Insurance Company, which resulted in approximately a $1.2 billion gain being included as a component of surplus, rather than reflected in Statutory net income as of the January 15, 2016 cession date.
The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2018 is approximately $175.1 million. Additionally, as of December 31, 2017, approximately $1.8 billion of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.
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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under specific RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2017, the Company’s total adjusted capital and company action level RBC were approximately $4.7 billion and $759.3 million, respectively, providing an RBC ratio of approximately 614%.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2017, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $42.4 million.
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
The favorable (unfavorable) effects of the Company and its statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2017	2016
	(Dollars In Millions)
Non-admission of goodwill	$(219)	$(257)
Total (net)	$(219)	$(257)
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
The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2017	2016
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,670	$1,720
Accounting for certain notes as admitted assets	$2,634	$2,681
Reserving based on state specific actuarial practices	$122	$120
Reserving difference related to a captive insurance company	$(37)	$(109)

23.	OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

•
The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed. Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•
The Asset Protection segment markets extended service contracts, GAP products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

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
After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017, a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% will be used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company's effective income tax rate.
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

During 2016, the Company modified its labeling of its non-GAAP measures presented herein as "Adjusted operating income (loss)" or "Pre-tax adjusted operating income (loss)". In previous filings, the Company referred to "Pre-tax adjusted operating income (loss)" as "Pre-tax operating income, "Operating income before tax", or "Segment operating income". In addition, the Company referred to "After-tax adjusted operating income (loss)" as "After-tax operating income" or "Operating earnings". The definition of these labels remains unchanged, but the Company has modified the labels to provide further clarity that these measures are non-GAAP.

There were no significant intersegment transactions during the year ended December 31, 2017 (Successor Company), the year ended December 31, 2016 (Successor Company), the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company).
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income (Predecessor and Successor period are not comparable):

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Revenues
Life Marketing	$1,556,207	$1,517,542	$1,316,832	$133,361
Acquisitions	1,569,083	1,676,017	1,333,430	139,761
Annuities	486,847	547,512	396,651	130,918
Stable Value Products	190,006	114,580	79,670	8,181
Asset Protection	370,449	306,237	294,657	24,566
Corporate and Other	140,075	131,821	65,802	22,859
Total revenues	$4,312,667	$4,293,709	$3,487,042	$459,646
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$55,152	$41,457	$54,864	$(2,271)
Acquisitions	249,749	260,511	194,654	20,134
Annuities	171,269	174,362	146,828	11,363
Stable Value Products	105,261	61,294	56,581	4,529
Asset Protection	17,638	11,309	17,632	1,907
Corporate and Other	(189,645)	(161,820)	(118,832)	(16,662)
Pre-tax adjusted operating income	409,424	387,113	351,727	19,000
Realized gains (losses) on investments and derivatives	54,584	135,568	(97,539)	113,847
Income before income tax	464,008	522,681	254,188	132,847
Income tax (benefit) expense	(718,409)	170,073	74,491	44,325
Net income	$1,182,417	$352,608	$179,697	$88,522

Pre-tax adjusted operating income	$409,424	$387,113	$351,727	$19,000
Adjusted operating income tax benefit (expense)	737,513	(122,624)	(108,629)	(4,479)
After-tax adjusted operating income	1,146,937	264,489	243,098	14,521
Realized gains (losses) on investments and derivatives	54,584	135,568	(97,539)	113,847
Income tax (expense) benefit on adjustments	(19,104)	(47,449)	34,138	(39,846)
Net income	$1,182,417	$352,608	$179,697	$88,522

Realized investment (losses) gains:
Derivative financial instruments	$(137,041)	$49,790	$58,436	$22,031
All other investments	121,087	90,630	(166,935)	81,153
Net impairment losses recognized in earnings	(9,112)	(17,748)	(26,993)	(481)
Less: related amortization(1)	(39,480)	24,360	(8,726)	(8,742)
Less: VA GLWB economic cost	(40,170)	(37,256)	(29,227)	(2,402)
Realized (losses) gains on investments and derivatives	$54,584	$135,568	$(97,539)	$113,847

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Successor Company			Predecessor Company
	For The Year Ended December 31, 2017	For The Year Ended December 31, 2016	February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	(Dollars In Thousands)			(Dollars In Thousands)
Net investment income
Life Marketing	$550,714	$523,989	$446,518	$47,622
Acquisitions	752,520	764,571	639,422	71,088
Annuities	316,582	318,511	296,839	37,189
Stable Value Products	186,576	107,010	78,459	6,888
Asset Protection	22,298	17,591	14,042	1,540
Corporate and Other	94,366	91,791	57,516	278
Total net investment income	$1,923,056	$1,823,463	$1,532,796	$164,605

Amortization of DAC and VOBA
Life Marketing	$120,753	$130,708	$107,811	$4,813
Acquisitions	(6,939)	8,178	2,035	5,033
Annuities	(54,471)	(11,031)	(41,071)	(6,999)
Stable Value Products	2,354	1,176	43	25
Asset Protection	17,746	21,267	26,219	1,858
Corporate and Other	—	—	27	87
Total amortization of DAC and VOBA	$79,443	$150,298	$95,064	$4,817

Successor Company
	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,917,752	$19,588,133	$20,774,566	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	281,705	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,720,507	$19,712,067	$22,053,994	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$708,605	$14,893,253	$75,451,948
DAC and VOBA	30,265	—	2,205,401
Other intangibles	133,234	35,256	662,916
Goodwill	128,182	—	793,470
Total assets	$1,000,286	$14,928,509	$79,113,735

Successor Company
	Operating Segment Assets As of December 31, 2016
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,050,905	$19,679,690	$20,076,818	$3,373,646
DAC and VOBA	1,218,944	106,532	655,618	5,455
Other intangibles	300,664	37,103	183,449	8,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$15,770,787	$19,837,849	$21,252,562	$3,501,636

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$858,648	$12,920,083	$70,959,790
DAC and VOBA	37,975	—	2,024,524
Other intangibles	143,865	13,545	687,348
Goodwill	128,182	—	793,470
Total assets	$1,168,670	$12,933,628	$74,465,132

24.	CONSOLIDATED QUARTERLY RESULTS — UNAUDITED
The Company's unaudited consolidated quarterly operating data for the year ended December 31, 2017 (Successor Company) and for the year ended December 31, 2016 (Successor Company) is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management's opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner's equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Premiums and policy fees	$855,579	$862,906	$849,743	$888,134
Reinsurance ceded	(319,055)	(344,208)	(326,572)	(377,261)
Net of reinsurance ceded	536,524	518,698	523,171	510,873
Net investment income	474,709	475,722	477,011	495,614
Realized investment gains (losses)	(38,059)	(10,259)	23,452	8,912
Net impairment losses recognized in earnings	(5,201)	(2,785)	(273)	(853)
Other income	79,383	82,087	82,031	81,910
Total revenues	1,047,356	1,063,463	1,105,392	1,096,456
Total benefits and expenses	960,712	930,177	939,410	1,018,360
Income before income tax	86,644	133,286	165,982	78,096
Income tax expense (benefit)	28,305	43,654	49,016	(839,384)
Net income	$58,339	$89,632	$116,966	$917,480

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2016
Premiums and policy fees	$848,369	$853,351	$829,835	$857,864
Reinsurance ceded	(314,874)	(340,594)	(325,373)	(349,882)
Net of reinsurance ceded	533,495	512,757	504,462	507,982
Net investment income	448,229	458,783	451,818	464,633
Realized investment gains (losses)	113,617	132,331	24,684	(130,212)
Net impairment losses recognized in earnings	(2,617)	(967)	(3,308)	(10,856)
Other income	67,178	71,938	76,132	73,630
Total revenues	1,159,902	1,174,842	1,053,788	905,177
Total benefits and expenses	924,923	914,262	959,521	972,322
Income before income tax	234,979	260,580	94,267	(67,145)
Income tax expense	76,362	87,787	20,965	(15,041)
Net income	$158,617	$172,793	$73,302	$(52,104)

25.	SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2017 (Successor Company), and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.
On January 18, 2018, PLC and the Company entered into a Master Transaction Agreement (the "Master Transaction Agreement") with Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company, Liberty Mutual Group Inc. ("Liberty Mutual"), The Lincoln National Life Insurance Company ("Lincoln Life"), and Lincoln National Corporation, pursuant to which Lincoln Life will acquire Liberty Mutual's Group Benefits Business and Individual Life and Annuity Business (the "Business") through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston ("Liberty") (the "Transaction"). Pursuant to the Master Transaction Agreement, PLC, the Company and Protective Life and Annuity Insurance Company ("PLAIC"), a wholly-owned subsidiary of the Company, agreed to enter into reinsurance agreements and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the reinsurance agreements, Liberty will cede to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Life Business. The aggregate statutory reserves of Liberty to be ceded to the Company and PLAIC as of the closing of the Transaction are expected to be approximately $13.0 billion. To support its obligations under the reinsurance agreements, the Company and PLAIC will each establish a trust account for the benefit of Lincoln Life. Entry into the reinsurance agreements represents an estimated capital investment by the Company of approximately$1.17 billion. The transaction is expected to be completed in the second quarter of 2018, pending regulatory approvals and other customary closing conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Insurance Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protective Life Insurance Company and its subsidiaries (the “Company” or “Successor Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the years ended December 31, 2017 and 2016, and for the period from February 1, 2015 to December 31, 2015, including the related notes and financial statement schedules listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017 and 2016 and for the period from February 1, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, Protective Life Corporation (the Company's parent) was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply “pushdown” accounting as of the acquisition date.

Definition and Limitations of Internal Control over Financial Reporting

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

Birmingham, Alabama
March 21, 2018

We have served as the Company's auditor since 1974.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of
Protective Life Insurance Company

In our opinion, the consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for the period from January 1, 2015 to January 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Protective Life Insurance Company and its subsidiaries (the “Predecessor Company”) for the period from January 1, 2015 to January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the period from January 1, 2015 to January 31, 2015 listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Protective Life Corporation (the Company's parent) was acquired on February 1, 2015 by The Dai-ichi Life Insurance Company, Limited. The Company elected to apply the “pushdown” basis of accounting as of the acquisition date.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013).
Based on the Company's assessment of internal control over financial reporting, management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
March 21, 2018
(c)                                  Changes in Internal Control Over Financial Reporting
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

There were no other changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2017 and 2016 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2017	2016
	(Dollars in Millions)
Audit fees	$7.5	$6.5
Audit-related fees	0.6	0.5
Tax fees	0.7	0.6
All other fees	—	—
Total	$8.8	$7.6
Audit Fees were for professional services rendered for the audits of our consolidated financial statements, including integrated audits of our consolidated financial statements and the effectiveness of internal controls over financial reporting, audits (GAAP and statutory basis) of certain of our subsidiaries, issuance of comfort letters and consents, assistance with review of documents filed with the SEC and other regulatory authorities, and expenses related to the above services.
Audit-Related Fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
Tax Fees were for services related to tax compliance, including the preparation and review of tax returns and claims for refund and tax planning and tax advice, including assistance with tax audits and appeals, consultations on tax regulations and legislative changes, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.
All Other Fees include fees that are appropriately not included in the Audit, Audit-Related, and Tax categories.
On February 21, 2018, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for the Company and its subsidiaries for the period ending February 2019, including the audit of the the Company's consolidated financial statements for the year ending December 31, 2018. The Audit Committee’s policy is to pre-approve, generally for a twelve-month period, the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Audit Committee or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2017.
In evaluating the selection of PricewaterhouseCoopers LLP as principal independent accountants for the Company and its subsidiaries, the Audit Committee considered whether the provision of the non-audit services described above is compatible with maintaining the independent accountants’ independence. The Audit Committee determined that such services have not affected PricewaterhouseCoopers LLP’s independence. The Audit Committee also reviewed the non-audit services performed in 2017 and determined that those services were consistent with our policy. In addition, the Audit Committee considered the non-audit professional services that PricewaterhouseCoopers LLP will likely be asked to provide for us during 2018, and the effect which performing such services might have on audit independence.

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

Page
Schedule III - Supplementary Insurance Information For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Period of February 1, 2015 - December 31, 2015 (Successor Company), and For The Period of January 1, 2015 - January 31, 2015 (Predecessor Company)	196
Schedule IV - Reinsurance For The Year Ended December 31, 2017 (Successor Company), For The Year Ended December 31, 2016 (Successor Company), For The Period of February 1, 2015 - December 31, 2015 (Successor Company), and For The Period of January 1, 2015 - January 31, 2015 (Predecessor Company)	198
Schedule V - Valuation and Qualifying Accounts As of December 31, 2017 (Successor Company) and December 31, 2016 (Successor Company)	199
The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 187 of this report. The following schedules are located in this report on the pages indicated.

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

†	2(c)
Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 22, 2018 (No. 001-31901).

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

	4(a)	Group Modified Guaranteed Annuity Contract, filed herewith.
	4(b)	Individual Certificate, filed herewith.
	4(c)	Tax-Sheltered Annuity Endorsement, filed herewith.
	4(d)	Qualified Retirement Plan Endorsement, filed herewith.
	4(e)	Individual Retirement Annuity Endorsement, filed herewith.
	4(f)	Section 457 Deferred Compensation Plan Endorsement, filed herewith.
	4(g)	Qualified Plan Endorsement, filed herewith.
	4(h)	Adoption Agreement for Participation in Group Modified Guaranteed Annuity, filed herewith.
	4(i)	Individual Modified Guaranteed Annuity Contract, filed herewith.
	4(j)	Endorsement - Group Policy, filed herewith.
	4(k)	Endorsement - Certificate, filed herewith.
	4(l)	Endorsement - Individual Contract, filed herewith.
	4(m)	Endorsement (Annuity Deposits) - Group Policy, filed herewith.
	4(n)	Endorsement (Annuity Deposits) - Certificate, filed herewith.
	4(o)	Endorsement (Annuity Deposits) - Individual Contract, filed herewith.
	4(p)	Endorsement - Individual, filed herewith.
	4(q)	Endorsement - Group Contract/Certificate, filed herewith.
	4(r)	Endorsement - Individual, filed herewith.
	4(s)	Endorsement - Group Contract, filed herewith.
	4(t)	Endorsement - Group Certificate, filed herewith.
	4(u)	Individual Modified Guaranteed Annuity Contract, filed herewith.
†	4(v)	Endorsement ("Free-Look") - Group/Individual, filed as Exhibit 4(jj) to the Company's Registration Statement on Form S-1 filed March 17, 2000 (No. 333-32784).
†	4(w)	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(x)	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(y)	Group Certificate, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).

†	4(z)	Endorsement - Free Look, filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(aa)	Endorsement - Settlement Option, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(bb)	Endorsement - Automatic Renewal, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(cc)	Endorsement - Traditional IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(dd)	Endorsement - Roth IRA, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(ee)	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(j) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(ff)	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(k) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4(gg)	Form of Individual Modified Guaranteed Annuity Contract, filed as Exhibit 2 to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
	10(a)	Bond Purchase Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed herewith.
	10(b)	Escrow Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed herewith.
†	10(c)
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
Second Amended and Restated Guaranty dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 25, 2014 (No. 001-31901).

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

†	10(l)
Distribution Agreement by and between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 16, 2011, filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).

	12	Consolidated Earnings Ratio, filed herewith.
†	14(a)
Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 13, 2017 filed as Exhibit 14(a) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018 (No. 001-11339).

†	14(b)
Supplemental Policy on Conflict of Interest for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018 (No. 001-11339).

	23	Consent of Independent Registered Public Accounting Firm.
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2017, filed on March 21, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income (Loss) (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flow, and (vi) the Notes to Consolidated Financial Statements.

†	Incorporated by Reference
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
Paul R. Wells Senior Vice President, Chief Accounting Officer and Controller
March 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. BIELEN	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2018
RICHARD J. BIELEN

/s/ MICHAEL G. TEMPLE	Vice Chairman, Finance and Risk, and Director	March 21, 2018
MICHAEL G. TEMPLE

/s/ CARL S. THIGPEN	Executive Vice President, Chief Investment Officer and Director	March 21, 2018
CARL S. THIGPEN

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2018
STEVEN G. WALKER

/s/ PAUL R. WELLS	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer/Controller)	March 21, 2018
PAUL R. WELLS

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Successor Company
For The Year Ended December 31, 2017
Life Marketing	$1,320,776	$15,438,739	$107	$424,204	$1,011,911	$550,714	$1,319,138	$120,753	$60,877	$111
Acquisitions	74,862	14,323,713	2,423	4,377,020	785,188	752,520	1,204,083	(6,939)	110,607	15,964
Annuities	772,633	1,080,629	—	7,308,354	73,617	316,582	216,324	(54,471)	146,407	—
Stable Value Products	6,864	—	—	4,698,371	—	186,576	74,578	2,354	4,407	—
Asset Protection	30,266	55,030	747,945	—	205,814	22,298	124,487	17,746	210,579	199,741
Corporate and Other	—	58,681	655	78,810	12,736	94,366	16,396	—	281,334	12,749
Total	$2,205,401	$30,956,792	$751,130	$16,886,759	$2,089,266	$1,923,056	$2,955,006	$79,443	$814,211	$228,565
For The year ended December 31, 2016
Life Marketing	$1,218,944	$14,595,370	$119	$426,422	$972,247	$523,989	$1,267,844	$130,708	$65,480	$122
Acquisitions	106,532	14,693,744	2,734	4,247,081	832,083	764,571	1,232,141	8,178	118,056	18,818
Annuities	655,618	1,097,973	—	7,059,060	66,214	318,511	212,735	(11,031)	137,617	—
Stable Value Products	5,455	—	—	3,501,636	—	107,010	41,736	1,176	3,033	—
Asset Protection	37,975	59,947	758,361	—	174,412	17,591	104,327	21,267	169,334	167,544
Corporate and Other	—	63,208	723	75,301	13,740	91,791	17,943	—	250,484	13,689
Total	$2,024,524	$30,510,242	$761,937	$15,309,500	$2,058,696	$1,823,463	$2,876,726	$150,298	$744,004	$200,173

Predecessor Company
February 1, 2015 to December 31, 2015
Life Marketing	$1,119,515	$13,869,102	$134	$371,618	$882,171	$446,518	$1,109,840	$107,811	$58,609	$148
Acquisitions	(178,662)	14,508,877	3,082	4,254,579	690,741	639,422	1,067,482	2,035	89,960	32,134
Annuities	578,742	1,196,131	—	7,090,171	62,583	296,839	224,934	(41,071)	123,585	—
Stable Value Products	2,357	—	—	2,131,822	—	78,459	19,348	43	2,620	—
Asset Protection	40,421	60,585	647,186	—	168,780	14,042	99,216	26,219	151,590	161,869
Corporate and Other	—	68,495	803	73,066	13,676	57,516	14,568	27	176,038	13,583
Total	$1,562,373	$29,703,190	$651,205	$13,921,256	$1,817,951	$1,532,796	$2,535,388	$95,064	$602,402	$207,734

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance.

SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES
(continued)

Segment	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
Predecessor Company
January 1, 2015 to January 31, 2015
Life Marketing	$84,926	$47,622	$123,179	$4,813	$7,124	$12
Acquisitions	62,343	71,088	101,926	5,033	9,041	2,134
Annuities	6,355	37,189	30,047	(6,999)	9,333	—
Stable Value Products	—	6,888	2,255	25	79	—
Asset Protection	13,983	1,540	7,447	1,858	13,354	13,330
Corporate and Other	1,343	278	1,721	87	16,476	1,345
Total	$168,950	$164,605	$266,575	$4,817	$55,407	$16,821

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Successor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2017:
Life insurance in-force	$751,512,468	$(328,377,398)	$110,205,190	$533,340,260		21.0%
Premiums and policy fees:
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)	23.4%
Accident/health insurance	51,991	(33,052)	14,946	33,885		44.1
Property and liability insurance	288,809	(103,786)	9,657	194,680		5.0
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266
For The Year Ended December 31, 2016:
Life insurance in-force	$739,248,680	$(348,994,650)	$116,265,430	$506,519,460		23.0%
Premiums and policy fees:
Life insurance	$2,610,682	$(1,207,159)	$454,999	$1,858,522	(1)	24.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	242,517	(86,629)	5,706	161,594		3.5
Total	$2,911,275	$(1,330,723)	$478,144	$2,058,696
February 1, 2015 to December 31, 2015:
Life insurance in-force:	$727,705,256	$(368,142,294)	$39,546,742	$399,109,704		9.9%
Premiums and policy fees:
Life insurance	$2,360,643	$(1,058,706)	$308,280	$1,610,217	(1)	19.1%
Accident/health insurance	70,243	(36,871)	18,252	51,624		35.4
Property and liability insurance	228,500	(79,294)	6,904	156,110		4.4
Total	$2,659,386	$(1,174,871)	$333,436	$1,817,951

Predecessor Company
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended January 1, 2015:
Premiums and policy fees:
Life insurance	$204,185	$(80,657)	$28,601	$152,129	(1)	18.8%
Accident/health insurance	6,846	(4,621)	1,809	4,034		44.8
Property and liability insurance	18,475	(6,354)	666	12,787		5.2
Total	$229,506	$(91,632)	$31,076	$168,950

(1)
Includes annuity policy fees of $173.5 million, $80.1 million, $77.2 million, and $7.7 million and for the year ended December 31, 2017 (Successor Company), for the year ended December 31, 2016 (Successor Company), for the period of February 1, 2015 to December 31, 2015 (Successor Company), and the period of January 1, 2015 to January 31, 2015 (Predecessor Company), respectively.

(2)
January 31, 2015 (Predecessor Company) balance sheet information is not presented in our consolidated financial statements, therefore January 31, 2015 Life Insurance In-Force has been omitted from this schedule.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Successor Company
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2017
Allowance for losses on commercial mortgage loans	$724	$(7,439)	$—	$6,715	$—
As of December 31, 2016
Allowance for losses on commercial mortgage loans	$—	$(4,682)	$—	$5,406	$724