Form 10-Q
period 2018-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2018-08-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 26, 2018:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2018

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$935,928	$862,906	$1,819,341	$1,718,485
Reinsurance ceded	(391,864)	(344,208)	(737,488)	(663,263)
Net of reinsurance ceded	544,064	518,698	1,081,853	1,055,222
Net investment income	578,414	475,722	1,067,832	950,431
Realized investment gains (losses):
Derivative financial instruments	17,060	(63,794)	63,886	(124,694)
All other investments	(49,643)	53,535	(137,194)	76,376
Other-than-temporary impairment losses	(10)	(33)	(701)	(128)
Portion recognized in other comprehensive income (before taxes)	5	(2,752)	(2,949)	(7,858)
Net impairment losses recognized in earnings	(5)	(2,785)	(3,650)	(7,986)
Other income	79,754	82,087	160,428	161,470
Total revenues	1,169,644	1,063,463	2,233,155	2,110,819
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2018 - $295,777; 2017 - $284,405; six months: 2018 - $641,603; 2017 - $545,805)	860,860	711,644	1,647,209	1,461,094
Amortization of deferred policy acquisition costs and value of business acquired	52,630	23,454	110,703	44,238
Other operating expenses, net of reinsurance ceded: (three months: 2018 - $52,558; 2017 - $54,132; six months: 2018 - $96,627; 2017 - $105,893)	195,260	195,079	392,413	385,557
Total benefits and expenses	1,108,750	930,177	2,150,325	1,890,889
Income before income tax	60,894	133,286	82,830	219,930
Income tax expense	8,626	43,654	12,287	71,959
Net income	$52,268	$89,632	$70,543	$147,971

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Net income	$52,268	$89,632	$70,543	$147,971
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2018 - $(112,404); 2017 - $154,403; six months: 2018 - $(265,037); 2017 - $240,871)	(422,850)	286,748	(997,757)	447,332
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2018 - $(1,150); 2017 - $1,355; six months: 2018 - $(969); 2017 - $(143))	(4,328)	2,517	(3,647)	(265)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2018 - $3; 2017 - $1,391; six months: 2018 - $6; 2017 - $3,385)	11	2,585	22	6,286
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2018 - $623; 2017 - $(64); six months: 2018 - $752; 2017 - $(426))	2,344	(120)	2,831	(792)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2018 - $43; 2017 - $53; six months: 2018 - $67; 2017 - $125)	162	100	251	233
Total other comprehensive income (loss)	(424,661)	291,830	(998,300)	452,794
Total comprehensive income (loss)	$(372,393)	$381,462	$(927,757)	$600,765

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2018 - $53,429,640; 2017 - $40,952,535)	$51,552,705	$40,971,486
Fixed maturities, at amortized cost (fair value: 2018 - $2,582,938; 2017 - $2,776,327)	2,677,726	2,718,904
Equity securities, at fair value (cost: 2018 - $637,492; 2017 - $701,951)	642,259	715,498
Mortgage loans (related to securitizations: 2018 - $918; 2017 - $226,409)	7,516,192	6,817,723
Investment real estate, net of accumulated depreciation (2018 - $186; 2017 - $132)	7,179	8,355
Policy loans	1,721,743	1,615,615
Other long-term investments	952,630	940,047
Short-term investments	597,614	527,144
Total investments	65,668,048	54,314,772
Cash	164,232	178,855
Accrued investment income	630,769	489,979
Accounts and premiums receivable	157,845	152,086
Reinsurance receivables	4,682,419	4,800,891
Deferred policy acquisition costs and value of business acquired	2,875,743	2,205,401
Goodwill	793,470	793,470
Other intangibles, net of accumulated amortization (2018 - $168,676; 2017 - $140,232)	638,922	662,916
Property and equipment, net of accumulated depreciation (2018 - $26,066; 2017 - $21,305)	106,249	109,711
Other assets	313,483	337,395
Income tax receivable	—	76,986
Assets related to separate accounts
Variable annuity	13,414,407	13,956,071
Variable universal life	1,037,754	1,035,202
Total assets	$90,483,341	$79,113,735

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$42,174,705	$30,956,792
Unearned premiums	768,113	751,130
Total policy liabilities and accruals	42,942,818	31,707,922
Stable value product account balances	5,025,930	4,698,371
Annuity account balances	13,303,399	10,921,190
Other policyholders’ funds	1,161,767	1,267,198
Other liabilities	2,087,057	1,859,254
Income tax payable	41,594	—
Deferred income taxes	1,031,020	1,371,989
Subordinated debt	110,000	—
Debt	1,501	1,682
Non-recourse funding obligations	2,913,621	2,952,822
Secured financing liabilities	104,539	1,017,749
Liabilities related to separate accounts
Variable annuity	13,414,407	13,956,071
Variable universal life	1,037,754	1,035,202
Total liabilities	83,175,407	70,789,450
Commitments and contingencies - Note 12
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2018 and 2017 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,378,496	7,378,496
Retained earnings	909,472	916,971
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2018 - $(262,863); 2017 - $6,138)	(988,865)	23,091
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $0; 2017 - $(6))	—	(22)
Accumulated gain (loss) - derivatives, net of income tax: (2018 - $1,018; 2017 - $198)	3,829	747
Total shareowner’s equity	7,307,934	8,324,285
Total liabilities and shareowner’s equity	$90,483,341	$79,113,735

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285
Net income for the six months ended June 30, 2018				70,543		70,543
Other comprehensive loss					(998,300)	(998,300)
Comprehensive loss for the six months ended June 30, 2018						(927,757)
Cumulative effect adjustments				(78,042)	(10,552)	(88,594)
Balance, June 30, 2018	$2	$5,000	$7,378,496	$909,472	$(985,036)	$7,307,934

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2018	2017
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$70,543	$147,971
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	76,958	56,304
Amortization of DAC and VOBA	110,703	44,238
Capitalization of DAC	(225,705)	(135,010)
Depreciation and amortization expense	33,335	30,347
Deferred income tax	(44,728)	43,897
Accrued income tax	118,580	1,010
Interest credited to universal life and investment products	389,009	326,949
Policy fees assessed on universal life and investment products	(748,474)	(666,174)
Change in reinsurance receivables	118,809	87,835
Change in accrued investment income and other receivables	6,506	19,622
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(247,841)	(169,825)
Trading securities:
Maturities and principal reductions of investments	117,994	77,697
Sale of investments	118,370	136,007
Cost of investments acquired	(206,741)	(193,774)
Other net change in trading securities	13,791	12,504
Amortization of premiums and accretion of discounts on investments and mortgage loans	150,283	218,944
Change in other liabilities	74,343	116,147
Other, net	30,565	(92,287)
Net cash (used in) provided by operating activities	$(43,700)	$62,402

See Notes to the Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued

	For The Six Months Ended June 30,
	2018	2017
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$589,668	$349,560
Sale of investments, available-for-sale	1,415,134	859,788
Cost of investments acquired, available-for-sale	(2,118,059)	(1,455,068)
Change in investments, held-to-maturity	39,000	21,000
Mortgage loans:
New lendings	(811,103)	(745,445)
Repayments	494,729	373,836
Change in investment real estate, net	615	1,546
Change in policy loans, net	25,361	15,431
Change in other long-term investments, net	(224,526)	(6,244)
Change in short-term investments, net	(77,639)	(53,104)
Net unsettled security transactions	141,791	11,312
Purchase of property, equipment, and intangibles	(6,696)	(15,515)
Cash received from reinsurance transaction	20,669	—
Net cash used in investing activities	$(511,056)	$(642,903)
Cash flows from financing activities
Borrowings under subordinated debt	110,000	—
Issuance (repayment) of non-recourse funding obligations	(38,987)	(21,000)
Secured financing liabilities	(913,210)	(357,596)
Dividends/Return of capital to parent company	—	(140,000)
Investment product deposits and change in universal life deposits	2,933,610	2,240,760
Investment product withdrawals	(1,551,086)	(1,111,905)
Other financing activities, net	(194)	—
Net cash provided by financing activities	$540,133	$610,259
Change in cash	(14,623)	29,758
Cash at beginning of period	178,855	214,439
Cash at end of period	$164,232	$244,197

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. The year-end consolidated condensed financial data included herein was derived from audited financial statements but does not include all disclosures required by GAAP within this report. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes to the Company's accounting policies during the six months ended June 30, 2018 other than those discussed below.
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
	As of June 30, 2018
	(Dollars In Millions)
Financial Statement Line Item:
Balance Sheet
Deferred policy acquisition costs and value of business acquired	$2,875.7	$2,737.6
Other liabilities	$2,087.1	$1,829.8

	As Reported	Previous Accounting Method	As Reported	Previous Accounting Method
	For the Three Months Ended June 30, 2018		For The Six Months Ended June 30, 2018
	(Dollars In Millions)		(Dollars In Millions)
Financial Statement Line Item:
Statements of Income
Other income	$79.8	$82.8	$160.4	$162.5
Amortization of deferred policy acquisition costs and value of business acquired	$52.6	$41.8	$110.7	$86.2
Other operating expenses, net of reinsurance ceded	$195.3	$207.8	$392.4	$419.1
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
    ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2017 and were applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment at the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.6 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income, resulting in no net impact to consolidated shareowner's equity. The Company has updated its disclosures in Note 5, Investment Operations and Note 6, Fair Value of Financial Instruments in accordance with the ASU.

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
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability will be measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company has completed an inventory of all leases in the organization. Based on our lease portfolio as of June 30, 2018, the Company expects to record a right of use asset and lease liability of approximately $21 million on its consolidated condensed balance sheet in the period of adoption. However, the ultimate impact of adopting the ASU will depend on the Company’s lease portfolio as of the adoption date.

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

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. Transition will be through a modified retrospective approach in which the cumulative effect of application is recorded to retained earnings at the beginning of the annual period in which an entity adopts the revised guidance. The Company is currently reviewing its systems and processes to determine the financial and operational impact of implementing the Update.

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. In addition, after a hedge has initially qualified as an effective hedge the Update permits the use of a qualitative hedge effectiveness test in subsequent periods. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its operations or financial results.

3.    SIGNIFICANT TRANSACTIONS
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”), previously reported in our Current Report on Form 8-K filed on January 23, 2018, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of the Company, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.9 million, which is the purchase price. Other than cash received as part of the acquired Liberty investment portfolio as reflected in “amounts received from reinsurance transaction” in the Consolidated Condensed Statement of Cash Flows and as reflected in the table below, this was a non-cash transaction.

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

The terms of the Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

The following table details the purchase consideration and preliminary allocation of assets acquired and liabilities assumed from the Life Business reinsurance transaction as of the transaction date. These estimates remain preliminary and are subject to adjustment. While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.

Fair Value as of May 1, 2018
(Dollars In Thousands)
ASSETS
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	20,669
Accrued investment income	151,610
Reinsurance receivables	337
Value of business acquired	329,630
Other assets	2,542
Total assets	13,660,194
LIABILITIES
Future policy benefits and claims	$11,737,086
Unearned premiums	—
Total policy liabilities and accruals	11,737,086
Annuity account balances	1,823,444
Other policyholders' funds	41,954
Other liabilities	57,710
Total liabilities	13,660,194
NET ASSETS ACQUIRED	$—

The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Life Business were completed as of January 1, 2017. The unaudited pro forma condensed results of operations are presented solely for information purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated.

	Unaudited		Unaudited
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenue	$1,242,895	$1,370,172	$2,556,894	$2,751,894

Net income	$59,656	$120,694	$116,687	$216,855
The amount of revenue and income before income tax of the Life Business since the transaction date, May 1, 2018, included in the consolidated condensed statements of income for the three and six months ended June 30, 2018 amounted to $142.7 million and $7.5 million, respectively. Also, included in the income before income tax for the six months ended June 30, 2018 is approximately $5.5 million of non-recurring transaction costs.

Based on the balance recorded as of May 1, 2018, the expected amortization of VOBA for the next five years is as follows:

Years	Expected Amortization
(Dollars In Thousands)
Remainder of 2018	$10,316
2019	20,636
2020	19,546
2021	17,958
2022	16,275

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

Summarized financial information for the Closed Block as of June 30, 2018 and December 31, 2017 is as follows:

	As of
	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,728,327	$5,791,867
Policyholder dividend obligation	—	160,712
Other liabilities	25,595	30,764
Total closed block liabilities	5,753,922	5,983,343
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,345,031	$4,669,856
Mortgage loans on real estate	77,374	108,934
Policy loans	687,771	700,769
Cash	101,426	31,182
Other assets	130,468	122,637
Total closed block assets	5,342,070	5,633,378
Excess of reported closed block liabilities over closed block assets	411,852	349,965
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $(154,605) and $(13,429); and net of income tax: $52,196 and $2,820	(74,217)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$337,635	$349,965
Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2018	2017
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$160,712	$31,932
Applicable to net revenue (losses)	(19,536)	(25,901)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	(141,176)	117,418
Policyholder dividend obligation, end of period	$—	$123,449

Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and other income	$42,465	$44,898	$82,077	$87,734
Net investment income	50,872	51,343	101,415	102,701
Net investment gains	263	43	26	106
Total revenues	93,600	96,284	183,518	190,541
Benefits and other deductions
Benefits and settlement expenses	87,940	87,490	167,892	167,598
Other operating expenses	337	428	20	592
Total benefits and other deductions	88,277	87,918	167,912	168,190
Net revenues before income taxes	5,323	8,366	15,606	22,351
Income tax expense	1,118	2,928	3,277	7,823
Net revenues	$4,205	$5,438	$12,329	$14,528
5.    INVESTMENT OPERATIONS
Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturities	$5,484	$(50)	$8,266	$9,440
Equity gains and losses(1)	(1,030)	(1,037)	(9,768)	(1,046)
Impairments	(5)	(2,785)	(3,650)	(7,986)
Modco trading portfolio	(52,817)	55,230	(137,525)	73,782
Other investments	(1,280)	(608)	1,833	(5,800)
Total realized gains (losses) - investments	$(49,648)	$50,750	$(140,844)	$68,390

(1) Beginning in the three month period ending March 31, 2018, all changes in the fair market value of equity securities are recorded as a realized gains (loss) as a result of the adoption of ASU No. 2016-01.

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Gross realized gains	$10,082	$2,297	$18,131	$13,035
Gross realized losses:
Impairment losses	$(5)	$(2,785)	$(3,650)	$(7,986)
Other realized losses	$(4,598)	$(3,384)	$(9,865)	$(4,641)

The chart below summarizes the fair value (proceeds) and the gains (losses) realized on available-for-sale securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$461,113	$275,470	$603,246	$444,604
Gains realized	$10,082	$2,297	$18,131	$13,035

Securities in an unrealized loss position(1):
Fair value (proceeds)	$201,191	$71,813	$258,175	$84,265
Losses realized	$(4,598)	$(3,384)	$(9,865)	$(4,641)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended June 30, 2018	For The Six Months Ended June 30, 2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$(1,030)	$(9,768)
Less: net gains (losses) recognized on equity securities sold during the period	$(680)	$(2,382)
Gains (losses) recognized during the period on equity securities still held	$(350)	$(7,386)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,288,771	$12,487	$(65,863)	$3,235,395	$—
Commercial mortgage-backed securities	2,269,101	1,342	(71,560)	2,198,883	—
Other asset-backed securities	1,408,987	25,100	(10,526)	1,423,561	—
U.S. government-related securities	1,549,033	295	(57,292)	1,492,036	—
Other government-related securities	415,245	3,269	(18,742)	399,772	—
States, municipals, and political subdivisions	3,699,964	23,107	(89,268)	3,633,803	—
Corporate securities	38,208,296	177,855	(1,802,353)	36,583,798	—
Redeemable preferred stock	94,362	80	(4,866)	89,576	—
	50,933,759	243,535	(2,120,470)	49,056,824	—
Short-term investments	548,497	—	—	548,497	—
	$51,482,256	$243,535	$(2,120,470)	$49,605,321	$—

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$2,321,811	$19,412	$(22,730)	$2,318,493	$10
Commercial mortgage-backed securities	1,885,109	4,931	(29,552)	1,860,488	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	280,780	9,401	(4,948)	285,233	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,446,365	618,582	(527,401)	29,537,546	(1)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,288,346	690,638	(671,687)	38,307,297	(28)
Equity securities	696,706	22,319	(8,771)	710,254	—
Short-term investments	470,883	—	—	470,883	—
	$39,455,935	$712,957	$(680,458)	$39,488,434	$(28)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The fair value of the Company's investments classified as trading are as follows:

	As of June 30, 2018	As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$259,755	$259,694
Commercial mortgage-backed securities	141,469	146,804
Other asset-backed securities	114,507	138,097
U.S. government-related securities	36,575	27,234
Other government-related securities	40,274	63,925
States, municipals, and political subdivisions	314,722	326,925
Corporate securities	1,585,290	1,698,183
Redeemable preferred stock	3,289	3,327
	2,495,881	2,664,189
Equity securities	5,332	5,244
Short-term investments	49,117	56,261
	$2,550,330	$2,725,694
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2018, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$930,606	$927,953	$—	$—
Due after one year through five years	9,281,028	9,123,063	—	—
Due after five years through ten years	8,772,110	8,545,593	—	—
Due after ten years	31,950,015	30,460,215	2,677,726	2,582,938
	$50,933,759	$49,056,824	$2,677,726	$2,582,938
The charts below summarize the Company's other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended June 30, 2018	For The Six Months Ended June 30, 2018
	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(10)	$(701)
Non-credit impairment losses recorded in other comprehensive income	5	(2,949)
Net impairment losses recognized in earnings	$(5)	$(3,650)

	For The Three Months Ended June 30, 2017	For The Six Months Ended June 30, 2017
	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(33)	$(128)
Non-credit impairment losses recorded in other comprehensive income	(2,752)	(7,858)
Net impairment losses recognized in earnings	$(2,785)	$(7,986)

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2018 and 2017.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Beginning balance	$2,235	$—	$3,268	$12,685
Additions for newly impaired securities	—	—	—	—
Additions for previously impaired securities	2	2,785	2	2,785
Reductions for previously impaired securities due to a change in expected cash flows	—	(2)	—	(12,687)
Reductions for previously impaired securities that were sold in the current period	(2,235)	—	(3,268)	—
Ending balance	$2	$2,783	$2	$2,783
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$2,035,179	$(46,315)	$358,521	$(19,548)	$2,393,700	$(65,863)
Commercial mortgage-backed securities	1,221,795	(33,159)	732,139	(38,401)	1,953,934	(71,560)
Other asset-backed securities	363,599	(2,966)	134,941	(7,560)	498,540	(10,526)
U.S. government-related securities	362,688	(6,429)	1,046,716	(50,863)	1,409,404	(57,292)
Other government-related securities	176,212	(7,250)	106,367	(11,492)	282,579	(18,742)
States, municipalities, and political subdivisions	985,821	(20,690)	988,380	(68,578)	1,974,201	(89,268)
Corporate securities	20,298,992	(705,423)	9,805,916	(1,096,930)	30,104,908	(1,802,353)
Redeemable preferred stock	56,339	(2,119)	22,834	(2,747)	79,173	(4,866)
	$25,500,625	$(824,351)	$13,195,814	$(1,296,119)	$38,696,439	$(2,120,470)
RMBS and CMBS had gross unrealized losses greater than twelve months of $19.5 million and $38.4 million, respectively, as of June 30, 2018. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $7.6 million as of June 30, 2018. This category predominately includes student loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $50.9 million and $11.5 million as of June 30, 2018, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions category had gross unrealized losses greater than twelve months of $68.6 million as of June 30, 2018. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $1.1 billion as of June 30, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information

As of June 30, 2018, the Company had a total of 3,951 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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
As of June 30, 2018, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.9 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $207.2 million of securities which were rated below investment grade. Approximately $345.9 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturities	$(582,674)	$474,906	$(1,497,749)	$698,255

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2018 and December 31, 2017, are as follows:

As of June 30, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$727,726	$—	$(87,248)	$640,478	$—
Steel City, LLC	1,950,000	—	(7,540)	1,942,460	—
	$2,677,726	$—	$(94,788)	$2,582,938	$—

As of December 31, 2017	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City, LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—
During the three and six months ended June 30, 2018 and 2017, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $94.8 million of gross unrecognized holding losses by maturity as of June 30, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities ("VIEs"). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Variable Interest Entity
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
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC ("Red Mountain") as of June 30, 2018 and December 31, 2017, that was determined to be a VIE.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed

Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2018, no payments have been made or required related to this guarantee.
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
Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized as follows:
•Level 1: Unadjusted quoted prices for identical assets or liabilities in an active market.

•	Level 2: Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly. Level 2 inputs include the following:

a.	Quoted prices for similar assets or liabilities in active markets;

b.	Quoted prices for identical or similar assets or liabilities in non-active markets;

c.	Inputs other than quoted market prices that are observable; and

d.	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•
Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,213,615	$21,780	$3,235,395
Commercial mortgage-backed securities	4	—	2,151,656	47,227	2,198,883
Other asset-backed securities	4	—	907,860	515,701	1,423,561
U.S. government-related securities	4	969,623	522,413	—	1,492,036
State, municipalities, and political subdivisions	4	—	3,633,803	—	3,633,803
Other government-related securities	4	—	399,772	—	399,772
Corporate securities	4	—	35,938,988	644,811	36,583,799
Redeemable preferred stock	4	71,292	18,284	—	89,576
Total fixed maturity securities - available-for-sale		1,040,915	46,786,391	1,229,519	49,056,825
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	259,755	—	259,755
Commercial mortgage-backed securities	3	—	141,469	—	141,469
Other asset-backed securities	3	—	89,655	24,852	114,507
U.S. government-related securities	3	30,761	5,814	—	36,575
State, municipalities, and political subdivisions	3	—	314,722	—	314,722
Other government-related securities	3	—	40,274	—	40,274
Corporate securities	3	—	1,580,036	5,254	1,585,290
Redeemable preferred stock	3	3,289	—	—	3,289
Total fixed maturity securities - trading		34,050	2,431,725	30,106	2,495,881
Total fixed maturity securities		1,074,965	49,218,116	1,259,625	51,552,706
Equity securities	3	576,707	—	65,553	642,260
Other long-term investments(1)	3 & 4	63,220	316,833	170,594	550,647
Short-term investments	3	532,397	65,217	—	597,614
Total investments		2,247,289	49,600,166	1,495,772	53,343,227
Cash	3	164,232	—	—	164,232
Assets related to separate accounts	3
Variable annuity	3	13,414,407	—	—	13,414,407
Variable universal life	3	1,037,754	—	—	1,037,754
Total assets measured at fair value on a recurring basis		$16,863,682	$49,600,166	$1,495,772	$67,959,620
Liabilities:
Annuity account balances(2)	3	$—	$—	$80,098	$80,098
Other liabilities(1)	3 & 4	5,172	248,864	457,008	711,044
Total liabilities measured at fair value on a recurring basis		$5,172	$248,864	$537,106	$791,142

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

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price approximately 93.4% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2018.

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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2018, the Company held $6.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of June 30, 2018, the Company held $609.6 million of Level 3 ABS, which included $584.7 million of other asset-backed securities classified as available-for-sale and $24.9 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.

Corporate Securities, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of June 30, 2018, the Company classified approximately $42.5 billion of corporate securities, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of June 30, 2018, the Company classified approximately $650.1 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of June 30, 2018, the Company held approximately $65.6 million of equity securities classified as Level 2 and Level 3. Of this total, $65.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2018, 83.0% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of June 30, 2018, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.3 billion and the statutory unrealized gain (loss) of the securities of $76.8 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2018 was $92.8 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II Captive Insurance Company ("Golden Gate II") if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $40.4 million as of June 30, 2018. Golden Gate II recognized $0.6 million in gains related to payments made under this agreement for the three and six months ended June 30, 2018. As of June 30, 2018, certain interest support agreement obligations to Golden Gate II of approximately $4.9 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate Captive Insurance Company ("Golden Gate") and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of June 30, 2018 was $49.7 million. As of June 30, 2018, no payments have been made under these agreements.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company ("WCL") in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2018, was $2.7 million. As of June 30, 2018, no payments have been made under these agreements.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2018, was a liability of $67.7 million.

Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of June 30, 2018 is $80.1 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$515,379	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 0.90% (0.38%)
			Paydown rate	11.18% - 12.98% (12.30%)
Corporate securities	637,479	Discounted cash flow	Spread over treasury	0.83% - 2.78% (1.53%)
Embedded derivatives - GLWB(2)	$17,116	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	Ruark predictive model product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.13% - 0.93%
Liabilities:(1)
Embedded derivative - FIA	283,569	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.13% - 0.93%
Embedded derivative - IUL	83,166	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 0.10%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.13% - 0.93%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net asset.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of June 30, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $85.0 million of financial instruments being classified as Level 3 as of June 30, 2018. Of the $85.0 million, $72.4 million are other asset-backed securities, and $12.6 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2018, the Company held $87.3 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown Rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.31% - 4.50% (1.06%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$15,554	Actuarial cash flow model	Mortality	91.1% to 106.6% of Ruark 2015 ALB Table
			Lapse	1.0% - 30.0%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative - FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative - IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015 VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company had considered all reasonably available quantitative inputs as of December 31, 2017, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $50.0 million of financial instruments being classified as Level 3 as of December 31, 2017. Of the $50.0 million, $35.4 million are other asset backed securities, and $14.6 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2017, the Company held $65.5 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.
The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities. The liquidation values for these securities are sensitive to the issuer's available cash flows and ability to redeem the securities, as well as the current holders' willingness to liquidate at the specified price.
The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company-specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease and decreases when spreads increase.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(457)	$22,225	$—	$—	$—	$—	$12	$21,780	$—
Commercial mortgage-backed securities	—	—	—	—	(1,284)	48,621	(94)	—	—	—	(16)	47,227	—
Other asset-backed securities	503,789	—	11,353	—	(13)	—	(9)	—	—	222	359	515,701	—
Corporate securities	626,409	—	5,662	—	(6,828)	43,491	(14,817)	—	—	(7,895)	(1,211)	644,811	—
Total fixed maturity securities - available-for-sale	1,130,198	—	17,015	—	(8,582)	114,337	(14,920)	—	—	(7,673)	(856)	1,229,519	—
Fixed maturity securities - trading
Other asset-backed securities	34,958	—	—	(3,570)	—	4,600	(11,273)	—	—	164	(27)	24,852	(3,570)
Corporate securities	5,324	—	—	(45)	—	—	—	—	—	—	(25)	5,254	(45)
Total fixed maturity securities - trading	40,282	—	—	(3,615)	—	4,600	(11,273)	—	—	164	(52)	30,106	(3,615)
Total fixed maturity securities	1,170,480	—	17,015	(3,615)	(8,582)	118,937	(26,193)	—	—	(7,509)	(908)	1,259,625	(3,615)
Equity securities	65,516	1	—	—	—	36	—	—	—	—	—	65,553	(14)
Other long-term investments(1)	176,359	5,995	—	(11,133)	—	—	—	—	(627)	—	—	170,594	(5,765)
Total investments	1,412,355	5,996	17,015	(14,748)	(8,582)	118,973	(26,193)	—	(627)	(7,509)	(908)	1,495,772	(9,394)
Total assets measured at fair value on a recurring basis	$1,412,355	$5,996	$17,015	$(14,748)	$(8,582)	$118,973	$(26,193)	$—	$(627)	$(7,509)	$(908)	$1,495,772	$(9,394)
Liabilities:
Annuity account balances(2)	$81,399	$—	$—	$(1,059)	$—	$—	$—	$89	$2,449	—	$—	$80,098	$—
Other liabilities(1)	488,596	68,621	—	(37,033)	—	—	—	—	—	—	—	457,008	31,588
Total liabilities measured at fair value on a recurring basis	$569,995	$68,621	$—	$(38,092)	$—	$—	$—	$89	$2,449	$—	$—	$537,106	$31,588

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2018, there were $11.1 million securities transferred into Level 3.
For the three months ended June 30, 2018, there were $18.6 million securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the three months ended June 30, 2018, there were no transfers from Level 2 to Level 1.
For the three months ended June 30, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(457)	$22,225	$—	$—	$—	$—	$12	$21,780	$—
Commercial mortgage-backed securities	—	—	—	—	(1,284)	48,621	(94)	—	—	—	(16)	47,227	—
Other asset-backed securities	504,365	—	11,867	—	(1,647)	—	(23)	—	—	222	917	515,701	—
Corporate securities	626,901	—	7,061	—	(18,929)	78,491	(38,452)	—	—	(7,895)	(2,366)	644,811	—
Total fixed maturity securities - available-for-sale	1,131,266	—	18,928	—	(22,317)	149,337	(38,569)	—	—	(7,673)	(1,453)	1,229,519	—
Fixed maturity securities - trading
Other asset-backed securities	35,222	194	—	(3,598)	—	4,600	(11,669)	—	—	164	(61)	24,852	(3,405)
Corporate securities	5,442	—	—	(139)	—	—	—	—	—	—	(49)	5,254	(139)
Total fixed maturity securities - trading	40,664	194	—	(3,737)	—	4,600	(11,669)	—	—	164	(110)	30,106	(3,544)
Total fixed maturity securities	1,171,930	194	18,928	(3,737)	(22,317)	153,937	(50,238)	—	—	(7,509)	(1,563)	1,259,625	(3,544)
Equity securities	65,518	1	—	(1)	—	36	—	—	—	—	(1)	65,553	(63)
Other long-term investments(1)	160,466	22,404	—	(11,649)	—	—	—	—	(627)	—	—	170,594	10,128
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,397,914	22,599	18,928	(15,387)	(22,317)	153,973	(50,238)	—	(627)	(7,509)	(1,564)	1,495,772	6,521
Total assets measured at fair value on a recurring basis	$1,397,914	$22,599	$18,928	$(15,387)	$(22,317)	$153,973	$(50,238)	$—	$(627)	$(7,509)	$(1,564)	$1,495,772	$6,521
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(1,853)	$—	$—	$—	$530	$5,757	—	$—	$80,098	$—
Other liabilities(1)	597,562	188,110	—	(47,556)	—	—	—	—	—	—	—	457,008	140,554
Total liabilities measured at fair value on a recurring basis	$681,034	$188,110	$—	$(49,409)	$—	$—	$—	$530	$5,757	$—	$—	$537,106	$140,554

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2018, there were $11.1 million securities transferred into Level 3.
For the six months ended June 30, 2018, there were $18.6 million securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the six months ended June 30, 2018, there were no transfers from Level 2 to Level 1.
For the six months ended June 30, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$11,862	$—	$—	$—	$—	$—	$11,862	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	556,936	—	—	—	(4,257)	—	(12)	—	—	—	296	552,963	—
Corporate securities	666,705	—	10,027	—	(260)	43,492	(54,066)	—	—	(2,220)	(1,024)	662,654	—
Total fixed maturity securities - available-for-sale	1,223,641	—	10,027	—	(4,517)	55,354	(54,078)	—	—	(2,220)	(728)	1,227,479	—
Fixed maturity securities - trading
Other asset-backed securities	68,752	205	—	(215)	—	—	(14,020)	—	—	—	201	54,923	196
Corporate securities	5,504	40	—	—	—	—	—	—	—	—	(24)	5,520	40
Total fixed maturity securities - trading	74,256	245	—	(215)	—	—	(14,020)	—	—	—	177	60,443	236
Total fixed maturity securities	1,297,897	245	10,027	(215)	(4,517)	55,354	(68,098)	—	—	(2,220)	(551)	1,287,922	236
Equity securities	65,788	—	—	—	—	—	(103)	—	—	—	1	65,686	—
Other long-term investments(1)	103,895	731	—	(11,381)	—	—	—	—	—	—	—	93,245	(10,650)
Total investments	1,467,580	976	10,027	(11,596)	(4,517)	55,354	(68,201)	—	—	(2,220)	(550)	1,446,853	(10,414)
Total assets measured at fair value on a recurring basis	$1,467,580	$976	$10,027	$(11,596)	$(4,517)	$55,354	$(68,201)	$—	$—	$(2,220)	$(550)	$1,446,853	$(10,414)
Liabilities:
Annuity account balances(2)	$86,415	$—	$—	$(1,110)	$—	$—	$—	$212	$1,643	$—	$—	$86,094	$—
Other liabilities(1)	438,801	—	—	(93,962)	—	—	—	—	—	—	—	532,763	(93,962)
Total liabilities measured at fair value on a recurring basis	$525,216	$—	$—	$(95,072)	$—	$—	$—	$212	$1,643	$—	$—	$618,857	$(93,962)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2017, there were no securities transferred into Level 3.
For the three months ended June 30, 2017, there were $2.2 million of securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2017.
For the three months ended June 30, 2017, there were no transfers from Level 2 to Level 1.
For the three months ended June 30, 2017, there were no transfers from Level 1 to Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2017, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$—	$—	$—	$11,862	$(3)	$—	$—	$—	$—	$11,862	$—
Other asset-backed securities	562,604	—	3,530	—	(5,088)	—	(2,027)	—	—	(6,643)	587	552,963	—
Corporate securities	664,046	—	17,798	—	(542)	80,751	(92,950)	—	—	(4,867)	(1,582)	662,654	—
Total fixed maturity securities - available-for-sale	1,226,653	—	21,328	—	(5,630)	92,613	(94,980)	—	—	(11,510)	(995)	1,227,479	—
Fixed maturity securities - trading
Other asset-backed securities	84,563	3,679	—	(801)	—	—	(33,328)	—	—	—	810	54,923	3,598
Corporate securities	5,492	74	—	—	—	—	—	—	—	—	(46)	5,520	74
Total fixed maturity securities - trading	90,055	3,753	—	(801)	—	—	(33,328)	—	—	—	764	60,443	3,672
Total fixed maturity securities	1,316,708	3,753	21,328	(801)	(5,630)	92,613	(128,308)	—	—	(11,510)	(231)	1,287,922	3,672
Equity securities	65,786	—	—	—	—	—	(103)	—	—	3	—	65,686	—
Other long-term investments(1)	115,516	5,976	—	(28,247)	—	—	—	—	—	—	—	93,245	—
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	(22,271)
Total investments	1,498,010	9,729	21,328	(29,048)	(5,630)	92,613	(128,411)	—	—	(11,507)	(231)	1,446,853	(18,599)
Total assets measured at fair value on a recurring basis	$1,498,010	$9,729	$21,328	$(29,048)	$(5,630)	$92,613	$(128,411)	$—	$—	$(11,507)	$(231)	$1,446,853	$(18,599)
Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(1,997)	$—	$—	$—	$392	$3,911	$—	$—	$86,094	$—
Other liabilities(1)	405,803	15,280	—	(142,240)	—	—	—	—	—	—	—	532,763	(126,960)
Total liabilities measured at fair value on a recurring basis	$493,419	$15,280	$—	$(144,237)	$—	$—	$—	$392	$3,911	$—	$—	$618,857	$(126,960)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2017, there were an immaterial amount of securities transferred into Level 3.
For the six months ended June 30, 2017, there were $11.5 million of securities transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2017.
For the six months ended June 30, 2017, there were no transfers from Level 2 to Level 1.
For the six months ended June 30, 2017, there were no transfers from Level 1 to Level 2.
Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the consolidated condensed statements of income (loss) or other comprehensive income (loss) within shareowner's equity based on the appropriate accounting treatment for the item.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2018		December 31, 2017
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$7,516,192	$7,330,137	$6,817,723	$6,740,177
Policy loans	3	1,721,743	1,721,743	1,615,615	1,615,615
Fixed maturities, held-to-maturity(1)	3	2,677,726	2,582,938	2,718,904	2,776,327
Liabilities:
Stable value product account balances	3	$5,025,930	$4,978,498	$4,698,371	$4,698,868
Future policy benefits and claims(2)	3	224,249	244,249	220,498	220,498
Other policyholders' funds(3)	3	134,976	135,631	133,508	134,253
Debt:(4)
Non-recourse funding obligations(5)	3	$2,913,621	$2,820,229	$2,952,822	$2,980,495
Subordinated funding obligations	3	110,000	98,775	—	—

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $1.6 million.
(5) As of June 30, 2018, carrying amount of $2.7 billion and a fair value of $2.6 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2017, carrying amount of $2.7 billion and a fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Policy loans
The Company believes the fair value of policy loans approximates book value. Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates carrying value.

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
Funding obligations
The Company estimates the fair value of its subordinated and non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model are based on a current market yield for similar financial instruments.
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

•	The Company markets certain fixed indexed annuity products. The FIA component is considered an embedded derivative as it is, not considered to be clearly and closely related to the host contract.
Derivatives Related to Indexed Universal Life Contracts

•	The Company uses equity, futures, and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.

•	The Company markets certain IUL products. The IUL component is considered an embedded derivative as it is not considered to be clearly and closely related to the host contract.
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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$1,552	$12,749	$(15,340)	$16,197
Equity futures - VA	(10,864)	(18,613)	(17,292)	(49,430)
Currency futures - VA	12,063	(10,018)	4,480	(16,274)
Equity options - VA	(38,216)	(12,884)	(26,200)	(53,069)
Interest rate swaptions - VA	—	(662)	(14)	(2,131)
Interest rate swaps - VA	(26,149)	34,946	(89,859)	25,989
Total return swaps - VA	(10,055)	(1,618)	(3,565)	(1,618)
Embedded derivative - GLWB	11,191	(23,807)	32,664	(13,791)
Funds withheld derivative	38,853	20,456	30,897	67,925
Total derivatives related to VA contracts	(21,625)	549	(84,229)	(26,202)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(4,927)	(9,334)	6,403	(21,745)
Equity futures - FIA	(167)	(202)	(328)	95
Equity options - FIA	7,398	7,569	2,729	18,269
Total derivatives related to FIA contracts	2,304	(1,967)	8,804	(3,381)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(1,226)	(8,571)	8,658	(10,661)
Equity futures - IUL	—	(137)	136	(936)
Equity options - IUL	2,086	1,571	836	4,462
Total derivatives related to IUL contracts	860	(7,137)	9,630	(7,135)
Embedded derivative - Modco reinsurance treaties	45,183	(52,703)	127,841	(70,568)
Derivatives with PLC(1)	(9,696)	(2,531)	1,847	(17,406)
Other derivatives	34	(5)	(7)	(2)
Total realized gains (losses) - derivatives	$17,060	$(63,794)	$63,886	$(124,694)

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2018
Foreign currency swaps	$2,967	$(205)	$—
Total	$2,967	$(205)	$—

For The Six Months Ended June 30, 2018
Foreign currency swaps	$3,582	$(318)	$—
Total	$3,582	$(318)	$—

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

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$117,178	$10,352	$117,178	$6,016
Derivatives not designated as hedging instruments:
Interest rate swaps	1,015,000	19,195	1,265,000	55,411
Total return swaps	455,589	12,419	190,938	135
Derivatives with PLC(1)	2,859,485	92,798	2,810,469	91,578
Embedded derivative - Modco reinsurance treaties	326,046	1,551	64,472	1,009
Embedded derivative - GLWB	2,424,891	76,245	2,116,935	67,879
Interest rate futures	352,736	6,037	1,071,870	3,178
Equity futures	273,881	5,054	62,266	154
Currency futures	204,542	2,680	1,117	2
Equity options	5,558,594	324,123	4,436,467	403,961
Interest rate swaptions	—	—	225,000	14
Other	157	193	157	200
	$13,588,099	$550,647	$12,361,869	$629,537
Other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,097,500	$18,538	$597,500	$2,960
Total return swaps	—	—	243,388	318
Embedded derivative - Modco reinsurance treaties	2,097,197	76,145	2,390,539	215,247
Funds withheld derivative	1,702,711	67,688	1,502,726	61,729
Embedded derivative - GLWB	1,646,921	59,128	1,939,320	83,427
Embedded derivative - FIA	2,296,052	238,569	1,951,650	218,676
Embedded derivative - IUL	203,079	83,166	168,349	80,212
Interest rate futures	914,621	3,907	230,404	917
Equity futures	58,756	1,199	318,795	2,593
Currency futures	—	—	255,248	2,087
Equity options	3,908,035	162,704	3,112,812	237,807
	$13,924,872	$711,044	$12,710,731	$905,973

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
The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2018.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$379,860	$—	$379,860	$182,942	$74,202	$122,716
Total derivatives, subject to a master netting arrangement or similar arrangement	379,860	—	379,860	182,942	74,202	122,716
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,551	—	1,551	—	—	1,551
Embedded derivative - GLWB	76,245	—	76,245	—	—	76,245
Derivatives with PLC	92,798	—	92,798	—	—	92,798
Other	193	—	193	—	—	193
Total derivatives, not subject to a master netting arrangement or similar arrangement	170,787	—	170,787	—	—	170,787
Total derivatives	550,647	—	550,647	182,942	74,202	293,503
Total Assets	$550,647	$—	$550,647	$182,942	$74,202	$293,503

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$186,348	$—	$186,348	$182,942	$3,406	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	186,348	—	186,348	182,942	3,406	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	76,145	—	76,145	—	—	76,145
Funds withheld derivative	67,688	—	67,688	—	—	67,688
Embedded derivative - GLWB	59,128	—	59,128	—	—	59,128
Embedded derivative - FIA	238,569	—	238,569	—	—	238,569
Embedded derivative - IUL	83,166	—	83,166	—	—	83,166
Total derivatives, not subject to a master netting arrangement or similar arrangement	524,696	—	524,696	—	—	524,696
Total derivatives	711,044	—	711,044	182,942	3,406	524,696
Repurchase agreements(1)	39,322	—	39,322	—	—	39,322
Total Liabilities	$750,366	$—	$750,366	$182,942	$3,406	$564,018

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	67,879	—	67,879	—	—	67,879
Derivatives with PLC	91,578	—	91,578	—	—	91,578
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	160,666	—	160,666	—	—	160,666
Total derivatives	629,537	—	629,537	242,105	108,830	278,602
Total Assets	$629,537	$—	$629,537	$242,105	$108,830	$278,602

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Funds withheld derivative	61,729	—	61,729	—	—	61,729
Embedded derivative - GLWB	83,427	—	83,427	—	—	83,427
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	659,291	—	659,291	—	—	659,291
Total derivatives	905,973	—	905,973	242,105	4,577	659,291
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,790,973	$—	$1,790,973	$242,105	$4,577	$1,544,291

(1) Borrowings under repurchase agreements are for a term less than 90 days.
9.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2018, the Company’s mortgage loan holdings were approximately $7.5 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company's mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2018, assuming the loans are called at their next call dates, approximately $114.2 million of principal would become due for the remainder of 2018, $916.6 million in 2019 through 2023, $104.1 million in 2024 through 2028, and $1.9 million thereafter.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2018 and December 31, 2017, approximately $722.2 million and $669.3 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2018 and 2017, the Company recognized $5.1 million, $12.4 million, $4.7 million, and $11.5 million, respectively, of participating mortgage loan income.

As of June 30, 2018, none of the Company's invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the six months ended June 30, 2018, the Company recognized no troubled debt restructurings and the Company did not identify any loans whose principal was permanently impaired.
The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2018, the Company did not have mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2018.
As of June 30, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. The Company did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the six months ended June 30, 2018.
As of June 30, 2018, the Company had an allowance for mortgage loan credit loss of $1.0 million and, as of December 31, 2017, there was no allowance for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property. The Company did not have any charge offs or recovery for the six months ended June 30, 2018.

For The Six Months Ended June 30, 2018
(Dollars In Thousands)
Beginning balance, December 31, 2017	$—
Charge offs	—
Recoveries	—
Provision	970
Ending balance, June 30, 2018	$970

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

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2018	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$3,152	$—	$—	$3,152
Number of delinquent commercial mortgage loans	5	—	—	5

As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2
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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
(Dollars In Thousands)
As of June 30, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	2,713	2,567	970	2,713	58	58
December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
Mortgage loans that were modified in a troubled debt restructuring as of June 30, 2018 and December 31, 2017 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of June 30, 2018
Troubled debt restructuring:
Commercial mortgage loans	0	$—	$—

As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418

10.    GOODWILL
The balance of goodwill for the Company as of June 30, 2018 was $793.5 million. There has been no change to goodwill during the six months ended June 30, 2018.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. During the fourth quarter of 2017, the Company performed its annual evaluation of goodwill based on information as of October 1, 2017, and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2018, the Company did not identify any events or circumstances which would indicate that the fair value of its operating segments would have declined below their book value, either individually or in the aggregate.
11.    DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the "2015 Credit Facility"), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company had the right in certain circumstances to request that the commitment under the 2015 Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The 2015 Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the "Credit Facility"). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC's Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent's Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC's Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC's Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Creit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2018. PLC had an outstanding balance of $385.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2018.
During 2018, the Company issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of June 30, 2018, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,950,000	$1,950,000	2039	4.75%
Golden Gate II Captive Insurance Company	309,849	255,867	2052	3.94%
Golden Gate V Vermont Captive Insurance Company(2)(3)	645,000	705,381	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,373	2024	6.19%
Total	$2,905,940	$2,913,621

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
(3) Fixed rate obligations.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2018, the fair value of securities pledged under the repurchase program was $41.5 million, and the repurchase obligation of $39.3 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 227 basis points). During the six months ended June 30, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $658.4 million (at an average borrowing rate of 162 basis points) during the six months ended June 30, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million, and the repurchase obligation of $885.0 million was included in the Company's consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of June 30, 2018, securities with a market value of $59.4 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of June 30, 2018, the fair value of the collateral related to this program was $62.8 million and the Company has an obligation to return $62.8 million of collateral to the securities borrowers.

The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of June 30, 2018 and December 31, 2017:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2018
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$—	$41,498	$—	$—	$41,498
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	—	41,498	—	—	41,498
Securities lending transactions
Corporate securities	54,068	—	—	—	54,068
Equity securities	5,210	—	—	—	5,210
Redeemable preferred stock	90	—	—	—	90
Other government related securities	14	—	—	—	14
Total securities lending transactions	59,382	—	—	—	59,382
Total securities	$59,382	$41,498	$—	$—	$100,880
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

12.    COMMITMENTS AND CONTINGENCIES
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

13.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost of PLC's defined benefit pension plan for the three and six months ended June 30, 2018 and 2017, are as follows:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2018		2017		2018		2017
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,441	$387	$3,348	$334	$6,882	$774	$6,696	$668
Interest cost on projected benefit obligation	2,397	359	2,191	297	4,794	718	4,382	594
Expected return on plan assets	(4,026)	—	(3,352)	—	(8,052)	—	(6,704)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss/(gain)	—	265	—	118	—	530	—	236
Preliminary net periodic benefit cost	1,812	1,011	2,187	749	3,624	2,022	4,374	1,498
Settlement/curtailment expense	—	—	—	—	—	—	—	—
Total net periodic benefit costs	$1,812	$1,011	$2,187	$749	$3,624	$2,022	$4,374	$1,498
During the six months ended June 30, 2018, PLC did not make a contribution to its defined benefit pension plan. PLC will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage ("AFTAP") of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. PLC may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2018 and December 31, 2017.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2017	$23,069	$747	$23,816
Other comprehensive income (loss) before reclassifications	(997,757)	2,831	(994,926)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,647)	—	(3,647)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	22	251	273
Net current-period other comprehensive income (loss)	(1,001,382)	3,082	(998,300)
Cumulative effect adjustment	(10,552)	—	(10,552)
Ending Balance, June 30, 2018	$(988,865)	$3,829	$(985,036)

(1) See Reclassification table below for details.
(2)  As of June 30, 2018, net unrealized losses reported in AOCI were offset by $361.6 million due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

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

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2018 and 2017.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended June 30, 2018	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(205)	Benefits and settlement expenses, net of reinsurance ceded
	(205)	Total before tax
	43	Tax (expense) or benefit
	$(162)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$5,483	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(5)	Net impairment losses recognized in earnings
	5,478	Total before tax
	(1,150)	Tax (expense) or benefit
	$4,328	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information

For The Six Months June 30, 2018	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(318)	Benefits and settlement expenses, net of reinsurance ceded
	(318)	Total before tax
	67	Tax (expense) or benefit
	$(251)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$8,266	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(3,650)	Net impairment losses recognized in earnings
	4,616	Total before tax
	(969)	Tax (expense) or benefit
	$3,647	Net of tax

(1) See Note 7, Derivative Financial Instruments for additional information

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

For The Three Months Ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(153)	Benefits and settlement expenses, net of reinsurance ceded
	(153)	Total before tax
	53	Tax (expense) or benefit
	$(100)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$(1,087)	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(2,785)	Net impairment losses recognized in earnings
	(3,872)	Total before tax
	1,355	Tax (expense) or benefit
	$(2,517)	Net of tax

For The Six Months Ended June 30, 2017	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Condensed Statements of Income
(Dollars In Thousands)
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(358)	Benefits and settlement expenses, net of reinsurance ceded
	(358)	Total before tax
	125	Tax (expense) or benefit
	$(233)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains (losses)	$8,394	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(7,986)	Net impairment losses recognized in earnings
	408	Total before tax
	(143)	Tax (expense) or benefit
	$265	Net of tax

15.    INCOME TAXES
The Company used its respective estimates for its annual 2018 and 2017 incomes in computing its effective income tax rates for the three and six months ended June 30, 2018 and 2017. The estimate of the annual 2018 income excluded unrealized gains and losses on equity securities due to an inability to forecast future gains and losses. The Company's effective tax rate related to continuing operations varied from the maximum federal income tax rates as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate applied to pre-tax income	21.0%	35.0%	21.0%	35.0%
State income taxes	0.4	0.5	0.5	0.5
Investment income not subject to tax	(4.6)	(3.1)	(4.6)	(3.2)
Uncertain tax positions	—	0.4	—	0.5
Change in State Tax Rate	(2.5)	—	(1.8)	—
Other	(0.1)	—	(0.3)	(0.1)
	14.2%	32.8%	14.8%	32.7%
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
There have been no material changes to the balance of unrecognized tax benefits, where the changes impact earnings, during the quarter ending June 30, 2018. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
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
During the year ended December 31, 2016, the Company entered into a reinsurance transaction. This transaction generated an operating loss on the Company’s consolidated 2016 U.S. income tax return. The Company partially carried back this loss and received refunds for substantially all of the U.S. income taxes it paid in 2014 and 2015 and expects to fully utilize the remaining operating loss carryforward during the carryforward period. Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2018 and December 31, 2017.

In the tax year ended December 31, 2017, the Company recognized provisional impacts related to the revaluation of certain deferred tax assets under the Tax Reform Act under Staff Accounting Bulletin No. 118. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional regulatory guidance that may be issued, additional analysis, and resulting changes in interpretations and assumptions the Company has made. Any adjustments to these provisional amounts will be reported as a component of income tax expense (benefit) in the reporting period in which any such adjustments are determined. There are no such adjustments for the six months ended June 30, 2018. The accounting is expected to be complete by December 22, 2018.
16.    OPERATING SEGMENTS
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

 The Company's management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company's measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax", by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and certain policy liabilities that is impacted by the exclusion of these items.
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
There were no significant intersegment transactions during the three and six months ended June 30, 2018 and 2017.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Revenues
Life Marketing	$383,484	$379,880	$787,366	$776,952
Acquisitions	509,639	387,464	888,733	788,831
Annuities	125,699	136,863	211,494	246,719
Stable Value Products	45,748	42,087	99,616	82,930
Asset Protection	88,130	93,290	175,821	183,634
Corporate and Other	16,944	23,879	70,125	31,753
Total revenues	$1,169,644	$1,063,463	$2,233,155	$2,110,819
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(6,805)	24,342	(21,973)	$44,419
Acquisitions	59,038	68,278	114,558	121,945
Annuities	45,817	36,288	75,985	78,349
Stable Value Products	19,992	22,367	49,072	46,266
Asset Protection	5,641	4,674	9,940	8,624
Corporate and Other	(38,800)	(35,325)	(77,547)	(69,686)
Pre-tax adjusted operating income	84,883	120,624	150,035	229,917
Realized (losses) gains on investments and derivatives	(23,989)	12,662	(67,205)	(9,987)
Income before income tax	60,894	133,286	82,830	219,930
Income tax expense	(8,626)	(43,654)	(12,287)	(71,959)
Net income	$52,268	$89,632	$70,543	$147,971

Pre-tax adjusted operating income	$84,883	$120,624	$150,035	$229,917
Adjusted operating income tax (expense) benefit	(13,664)	(39,222)	(26,400)	(75,454)
After-tax adjusted operating income	71,219	81,402	123,635	154,463
Realized (losses) gains on investments and derivatives	(23,989)	12,662	(67,205)	(9,987)
Income tax benefit (expense) on adjustments	5,038	(4,432)	14,113	3,495
Net income	$52,268	$89,632	$70,543	$147,971

Realized investment (losses) gains:
Derivative financial instruments	$17,060	$(63,794)	$63,886	$(124,694)
All other investments	(49,643)	53,535	(137,194)	76,376
Net impairment losses recognized in earnings	(5)	(2,785)	(3,650)	(7,986)
Less: related amortization(1)	1,763	(15,703)	10,919	(26,447)
Less: VA GLWB economic cost	(10,362)	(10,003)	(20,672)	(19,870)
Realized (losses) gains on investments and derivatives	$(23,989)	$12,662	$(67,205)	$(9,987)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of June 30, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,667,187	$32,435,800	$20,721,319	$4,897,132
DAC and VOBA	1,421,313	437,538	840,715	7,284
Other intangibles	271,976	33,267	163,451	7,722
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,560,750	$32,921,129	$22,062,162	$5,025,951

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$818,643	$12,635,125	$86,175,206
DAC and VOBA	168,893	—	2,875,743
Other intangibles	127,912	34,594	638,922
Goodwill	128,182	—	793,470
Total assets	$1,243,630	$12,669,719	$90,483,341

	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,917,752	$19,588,133	$20,774,566	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	281,705	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,720,507	$19,712,067	$22,053,994	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$708,605	$14,893,253	$75,451,948
DAC and VOBA	30,265	—	2,205,401
Other intangibles	133,234	35,256	662,916
Goodwill	128,182	—	793,470
Total assets	$1,000,286	$14,928,509	$79,113,735
17.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2018, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

Industry and Regulation

•	the business of our company is highly regulated and is subject to routine audits, examinations and actions by regulators, law enforcement agencies, and self-regulatory organizations;

•	we may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;

•	NAIC actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;

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

•
changes to tax law, such as the effect of the Tax Cuts and Jobs Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

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
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using "pre-tax adjusted operating income (loss)" and "after-tax adjusted operating income (loss)". Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting "income (loss) before income tax," by excluding the following items:

•	realized gains and losses on investments and derivatives,

•	changes in the guaranteed living withdrawal benefits ("GLWB") embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•	actual GLWB incurred claims, and

•	the amortization of deferred policy acquisition costs ("DAC"), value of business acquired ("VOBA"), and certain policy liabilities that is impacted by the exclusion of these items.

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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(6,805)	$24,342	$(21,973)	$44,419
Acquisitions	59,038	68,278	114,558	121,945
Annuities	45,817	36,288	75,985	78,349
Stable Value Products	19,992	22,367	49,072	46,266
Asset Protection	5,641	4,674	9,940	8,624
Corporate and Other	(38,800)	(35,325)	(77,547)	(69,686)
Pre-tax adjusted operating income	84,883	120,624	150,035	229,917
Realized (losses) gains on investments and derivatives	(23,989)	12,662	(67,205)	(9,987)
Income before income tax	60,894	133,286	82,830	219,930
Income tax expense	(8,626)	(43,654)	(12,287)	(71,959)
Net income	$52,268	$89,632	$70,543	$147,971

Pre-tax adjusted operating income	$84,883	$120,624	$150,035	$229,917
Adjusted operating income tax (expense) benefit	(13,664)	(39,222)	(26,400)	(75,454)
After-tax adjusted operating income	71,219	81,402	123,635	154,463
Realized (losses) gains on investments and derivatives	(23,989)	12,662	(67,205)	(9,987)
Income tax benefit (expense) on adjustments	5,038	(4,432)	14,113	3,495
Net income	$52,268	$89,632	$70,543	$147,971

Realized investment (losses) gains:
Derivative financial instruments	$17,060	$(63,794)	$63,886	$(124,694)
All other investments	(49,643)	53,535	(137,194)	76,376
Net impairment losses recognized in earnings	(5)	(2,785)	(3,650)	(7,986)
Less: related amortization(1)	1,763	(15,703)	10,919	(26,447)
Less: VA GLWB economic cost	(10,362)	(10,003)	(20,672)	(19,870)
Realized (losses) gains on investments and derivatives	$(23,989)	$12,662	$(67,205)	$(9,987)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
 For The Three Months Ended June 30, 2018 as compared to The Three Months Ended June 30, 2017
Net income for the three months ended June 30, 2018 included a $35.7 million, or 29.6%, decrease in pre-tax adjusted operating income. The decrease consisted of a $31.1 million decrease in the Life Marketing segment, a $9.2 million decrease in the Acquisition segment, a $2.4 million decrease in the Stable Value Products segment, and a $3.5 million decrease in the Corporate and Other segment. These decreases were partially offset by a $9.5 million increase in the Annuities segment and a $1.0 million increase in the Asset Protection segment.
Net realized losses on investments and derivatives for the three months ended June 30, 2018 was $24.0 million as compared to net realized gains of $12.7 million for the three months ended June 30, 2017.

•
Life Marketing segment pre-tax adjusted operating loss was $6.8 million for the three months ended June 30, 2018, representing a decrease of $31.1 million from the three months ended June 30, 2017. The decrease was primarily due to an increase in claims and higher reinsurance costs, partly offset by an increase in universal life investment income. Life claims were approximately $25.6 million higher for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $59.0 million for the three months ended June 30, 2018, a decrease of $9.2 million as compared to the three months ended June 30, 2017, due to unfavorable mortality experience and the expected runoff of the in-force blocks of business, partly offset by the favorable impact of $7.1 million from the Liberty reinsurance transaction completed on May 1, 2018.

•
Annuities segment pre-tax adjusted operating income was $45.8 million for the three months ended June 30, 2018, as compared to $36.3 million for the three months ended June 30, 2017, an increase of $9.5 million, or 26.3%. This variance was primarily the result of a favorable change in single premium immediate annuities (“SPIA”) mortality, partially offset by unfavorable unlocking and higher expenses. Segment results were negatively impacted by $1.6 million of unfavorable unlocking for the three months ended June 30, 2018, as compared to $0.3 million of favorable unlocking for the three months ended June 30, 2017.

•
Stable Value segment pre-tax adjusted operating income was $20.0 million and decreased $2.4 million, or 10.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in adjusted operating earnings primarily resulted from an increase in credited interest. Participating mortgage income for the three months ended June 30, 2018, was $5.0 million as compared to $4.4 million for the three months ended June 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 50 basis points for the three months ended June 30, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $5.6 million, representing an increase of $1.0 million, or 20.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Earnings from the GAP product line increased $0.5 million and credit insurance earnings increased $0.1 million primarily due to lower expenses. Service contract earnings increased $0.4 million primarily due to higher investment income.

•
The Corporate and Other segment pre-tax adjusted operating loss was $38.8 million for the three months ended June 30, 2018, as compared to a pre-tax adjusted operating loss of $35.3 million for the three months ended June 30, 2017. The higher operating loss was primarily due to an increase in corporate overhead expense, partly offset by an increase in investment income due to higher invested asset balances.

 For The Six Months Ended June 30, 2018 as compared to The Six Months Ended June 30, 2017
Net income for the six months ended June 30, 2018 included a $80.0 million, or 34.7%, decrease in pre-tax adjusted operating income. The decrease consisted of a $66.4 million decrease in the Life Marketing segment, a $7.4 million decrease in the Acquisitions segment, a $2.4 million decrease in the Annuities segment, and a $7.9 million decrease in the Corporate and Other segment. These decreases were partially offset by a $1.3 million increase in the Asset Protection segment and a $2.8 million increase in the Stable Value Products segment.
Net realized losses on investments and derivatives for the six months ended June 30, 2018 was $67.2 million as compared to $10.0 million for the six months ended June 30, 2017.

•
Life Marketing segment pre-tax adjusted operating loss was $22.0 million for the six months ended June 30, 2018, representing a decrease of $66.4 million from the six months ended June 30, 2017. The decrease was primarily due to an increase in claims and higher reinsurance costs, partly offset by an increase in universal life net policy fees. Life claims were approximately $58.9 million higher for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $114.6 million for the six months ended June 30, 2018, a decrease of $7.4 million as compared to the six months ended June 30, 2017, primarily due to the expected runoff of the in-force blocks of business, partly offset by the favorable impact of $7.0 million from the Liberty reinsurance transaction completed on May 1, 2018.

•
Annuities segment pre-tax adjusted operating income was $76.0 million for the six months ended June 30, 2018, as compared to $78.3 million for the six months ended June 30, 2017, a decrease of $2.3 million, or 3.0%. This variance was primarily the result of unfavorable unlocking and higher non-deferred expenses, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $6.9 million of unfavorable unlocking for the six months ended June 30, 2018, as compared to $1.9 million of favorable unlocking for the six months ended June 30, 2017.

•
Stable Value segment pre-tax adjusted operating income was $49.1 million and increased $2.8 million, or 6.1%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the six months ended June 30, 2018, was $11.8 million as compared to $11.2 million for the six months ended June 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 26 basis points for the six months ended June 30, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $9.9 million, representing an increase of $1.3 million, or15.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Service contract earnings increased $1.2 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP product line increased $0.4 million due to lower expenses. Credit insurance earnings decreased $0.3 million primarily due to lower volume.

•
The Corporate and Other segment pre-tax adjusted operating loss was $77.5 million for the six months ended June 30, 2018, as compared to a pre-tax adjusted operating loss of $69.7 million for the six months ended June 30, 2017. The higher operating loss was primarily due to an increase in corporate overhead expense, partly offset by an increase in investment income due to higher invested asset balances.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$505,861	$461,261	$993,811	$914,396
Reinsurance ceded	(266,107)	(210,888)	(486,129)	(401,223)
Net premiums and policy fees	239,754	250,373	507,682	513,173
Net investment income	139,435	137,644	274,809	274,254
Other income	995	676	1,852	1,037
Total operating revenues	380,184	388,693	784,343	788,464
Realized gains (losses) - investments	2,440	(1,675)	(6,607)	(4,375)
Realized gains (losses) - derivatives	860	(7,138)	9,630	(7,137)
Total revenues	383,484	379,880	787,366	776,952
BENEFITS AND EXPENSES
Benefits and settlement expenses	336,965	315,865	698,116	647,923
Amortization of DAC/VOBA	33,792	29,535	65,446	59,950
Other operating expenses	16,232	18,951	42,754	36,172
Operating benefits and settlement expenses	386,989	364,351	806,316	744,045
Amortization related to benefits and settlement expenses	(32)	(6,689)	3,386	(9,854)
Amortization of DAC/VOBA related to realized gains (losses) - investments	480	167	386	511
Total benefits and expenses	387,437	357,829	810,088	734,702
INCOME (LOSS) BEFORE INCOME TAX	(3,953)	22,051	(22,722)	42,250
Less: realized gains (losses)	3,300	(8,813)	3,023	(11,512)
Less: amortization related to benefits and settlement expenses	32	6,689	(3,386)	9,854
Less: related amortization of DAC/VOBA	(480)	(167)	(386)	(511)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(6,805)	$24,342	$(21,973)	$44,419

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$13,558	$422	$26,150	$604
Universal life	31,877	43,310	61,636	86,499
	$45,435	$43,732	$87,786	$87,103
Sales By Distribution Channel
Traditional brokerage	$39,729	$37,378	$75,680	$74,746
Institutional	3,446	3,984	7,615	7,803
Direct	2,260	2,370	4,491	4,554
	$45,435	$43,732	$87,786	$87,103
Average Life Insurance In-force(2)
Traditional	$349,391,858	$347,456,008	$347,257,597	$349,941,348
Universal life	276,884,393	249,590,163	274,837,394	243,626,567
	$626,276,251	$597,046,171	$622,094,991	$593,567,915
Average Account Values
Universal life	$7,740,055	$7,599,281	$7,728,539	$7,570,399
Variable universal life	766,183	705,918	768,878	692,521
	$8,506,238	$8,305,199	$8,497,417	$8,262,920

(1)  Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or "target" premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. "Target" premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
First year commissions	$51,251	$48,427	$99,603	$98,964
Renewal commissions	10,687	9,588	20,516	19,429
First year ceding allowances	(94)	(336)	(226)	(1,037)
Renewal ceding allowances	(43,883)	(43,851)	(78,658)	(86,274)
General & administrative	56,585	59,910	112,450	115,394
Taxes, licenses, and fees	9,304	8,212	19,850	16,677
Other operating expenses incurred	83,850	81,950	173,535	163,153
Less: commissions, allowances & expenses capitalized	(67,618)	(62,999)	(130,781)	(126,981)
Other operating expenses	$16,232	$18,951	$42,754	$36,172
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $6.8 million for the three months ended June 30, 2018, representing a decrease of $31.1 million from the three months ended June 30, 2017. The decrease was primarily due to an increase in claims and higher reinsurance costs, partly offset by an increase in universal life investment income. Life claims were approximately $25.6 million higher for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017.
Operating revenues
Total operating revenues for the three months ended June 30, 2018, decreased $8.5 million, or 2.2%, as compared to the three months ended June 30, 2017. This decrease was driven by lower traditional life premiums.
Net premiums and policy fees
Net premiums and policy fees decreased by $10.6 million, or 4.2%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to a decrease in traditional life premiums.
Net investment income
Net investment income in the segment increased $1.8 million, or 1.3%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to higher universal life investment income of $3.4 million, offset by lower traditional life investment income of $1.7 million.
Other income
Other income remained consistent for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased by $21.1 million, or 6.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to an increase in claims and universal life reserves, partly offset by a decrease in traditional life reserves. For the three months ended June 30, 2018, universal life unlocking increased policy benefits and settlement expenses $4.1 million, as compared to a decrease of $1.0 million for the three months ended June 30, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $4.3 million, or 14.4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to higher amortization in the universal life block and higher DAC amortization in the traditional life block, offset by lower VOBA amortization in the traditional life blocks. For the three months ended June 30, 2018, universal life unlocking increased amortization $0.8 million, as compared to an increase of $0.1 million for the three months ended June 30, 2017.
Other operating expenses
Other operating expenses increased $2.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was driven by higher commissions, offset by lower new business acquisition costs after capitalization.
Sales
Sales for the segment increased $1.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to higher sales in the traditional life block, mostly offset by lower universal life sales. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $22.0 million for the six months ended June 30, 2018, representing a decrease of $66.4 million from the six months ended June 30, 2017. The decrease was primarily due to an increase in claims and higher reinsurance costs, partly offset by an increase in universal life net policy fees. Life claims were approximately $58.9 million higher for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.
Operating revenues
Total operating revenues for the six months ended June 30, 2018, decreased $4.1 million, or 0.5%, as compared to the six months ended June 30, 2017. This decrease was driven by lower traditional life premiums, offset by higher policy fees.
Net premiums and policy fees
Net premiums and policy fees decreased by $5.5 million, or 1.1%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to a decrease in traditional life premiums, offset by an increase in policy fees associated with continued growth in universal life business.

Net investment income
Net investment income in the segment increased $0.6 million, or 0.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to higher universal life investment income of $4.1 million, partly offset by lower traditional life investment income of $3.6 million.
Other income
Other income remained consistent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased by $50.2 million, or 7.7%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to an increase in claims and universal life reserves, partly offset by a decrease in traditional life reserves. For the six months ended June 30, 2018, universal life unlocking increased policy benefits and settlement expenses $7.9 million, as compared to a decrease of $0.5 million for the six months ended June 30, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $5.5 million, or 9.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to higher amortization in the universal life block and higher DAC amortization in the traditional life block, offset by lower VOBA amortization in the traditional blocks. For the six months ended June 30, 2018, universal life unlocking increased amortization $5.0 million, as compared to a decrease of $0.8 million for the six months ended June 30, 2017.
Other operating expenses
Other operating expenses increased $6.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was driven by higher commissions and a decrease in ceding allowances, offset by lower new business acquisition costs after capitalization.
Sales
Sales for the segment increased $0.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to higher sales in the traditional life block, mostly offset by lower universal life sales. The change between products was due to a shift in sales focus from a product within the universal life block to a new term life product.
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

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(266,107)	$(210,888)	$(486,129)	$(401,223)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(214,580)	(168,691)	(447,718)	(334,184)
Amortization of DAC/VOBA	(1,388)	(1,437)	(2,711)	(2,853)
Other operating expenses(1)	(42,374)	(42,333)	(75,850)	(83,671)
Total benefits and expenses	(258,342)	(212,461)	(526,279)	(420,708)

NET IMPACT OF REINSURANCE	$(7,765)	$1,573	$40,150	$19,485

Allowances received	$(43,977)	$(44,187)	$(78,884)	$(87,311)
Less: Amount deferred	1,603	1,854	3,034	3,640
Allowances recognized (ceded other operating expenses)(1)	$(42,374)	$(42,333)	$(75,850)	$(83,671)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 275% to 345%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
As shown above, reinsurance generally has a favorable impact on the Life Marketing segment’s operating income. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. In addition, since 2012, a much smaller percentage of the segment’s new universal life business has been ceded. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances.
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
The higher ceded premium and policy fees for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was caused primarily by higher ceded traditional life premiums of $31.1 million and higher universal life policy fees of $24.2 million.
Ceded benefits and settlement expenses were higher for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, due to higher ceded universal life claims and higher traditional life ceded reserves, partly offset by lower ceded universal life reserves and lower traditional life claims. Traditional ceded benefits and settlement expenses increased $27.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to higher ceded reserves, offset in part by lower ceded claims. Universal life ceded benefits increased $18.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to higher ceded claims, partially offset by lower ceded reserves. Ceded universal life claims were $41.3 million higher and ceded traditional life claims were $5.2 million lower for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
The higher ceded premium and policy fees for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was caused primarily by higher ceded traditional life premiums of $53.7 million and higher universal life policy fees of $30.6 million.
Ceded benefits and settlement expenses were higher for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to higher ceded claims and higher traditional life ceded reserves, partly offset by lower universal life ceded reserves. Traditional ceded benefits and settlement expenses increased $85.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to higher ceded reserves and claims. Universal life ceded benefits increased $25.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to higher ceded claims, partially offset by lower ceded reserves. Ceded universal life claims were $74.1 million higher and ceded traditional life claims were $34.0 million higher for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Ceded amortization of DAC and VOBA decreased slightly for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$312,608	$276,499	$589,397	$557,949
Reinsurance ceded	(78,593)	(80,888)	(156,245)	(161,138)
Net premiums and policy fees	234,015	195,611	433,152	396,811
Net investment income	278,865	188,949	462,462	379,918
Other income	3,329	3,047	6,918	5,835
Total operating revenues	516,209	387,607	902,532	782,564
Realized gains (losses) - investments	(52,380)	52,555	(142,991)	75,460
Realized gains (losses) - derivatives	45,810	(52,698)	129,192	(69,193)
Total revenues	509,639	387,464	888,733	788,831
BENEFITS AND EXPENSES
Benefits and settlement expenses	416,214	292,106	722,308	608,474
Amortization of VOBA	2,492	176	1,318	(2,909)
Other operating expenses	38,465	27,047	64,348	55,054
Operating benefits and expenses	457,171	319,329	787,974	660,619
Amortization related to benefits and settlement expenses	4,366	2,058	5,530	4,506
Amortization of VOBA related to realized gains (losses) - investments	862	(169)	405	(156)
Total benefits and expenses	462,399	321,218	793,909	664,969
INCOME BEFORE INCOME TAX	47,240	66,246	94,824	123,862
Less: realized gains (losses)	(6,570)	(143)	(13,799)	6,267
Less: amortization related to benefits and settlement expenses	(4,366)	(2,058)	(5,530)	(4,506)
Less: related amortization of VOBA	(862)	169	(405)	156
PRE-TAX ADJUSTED OPERATING INCOME	$59,038	$68,278	$114,558	$121,945

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$225,872,573	$229,345,711	$222,001,290	$231,309,540
Universal life	29,432,690	27,718,134	27,824,572	27,980,811
	$255,305,263	$257,063,845	$249,825,862	$259,290,351
Average Account Values
Universal life	$6,159,958	$4,204,227	$5,160,024	$4,208,042
Fixed annuity(2)	7,720,552	3,501,498	5,633,029	3,512,583
Variable annuity	1,187,754	1,181,048	1,196,569	1,174,076
	$15,068,264	$8,886,773	$11,989,622	$8,894,701
Interest Spread - Fixed Annuities
Net investment income yield	4.04%	4.01%	4.07%	4.00%
Interest credited to policyholders	3.49%	3.22%	3.42%	3.26%
Interest spread(3)	0.55%	0.79%	0.65%	0.74%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $59.0 million for the three months ended June 30, 2018, a decrease of $9.2 million as compared to the three months ended June 30, 2017, due to unfavorable mortality experience and the expected runoff of the in-force blocks of business, partly offset by the favorable impact of $7.1 million from the Liberty reinsurance transaction completed on May 1, 2018.
Operating revenues
Net premiums and policy fees increased $38.4 million, or 19.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $89.9 million, or 47.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the $92.9 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $141.2 million, or 44.0%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase was due to the Liberty reinsurance transaction, which increased benefits and expenses $135.1 million, as well as unfavorable mortality experience. This was partly offset by the expected runoff of the in-force blocks of business.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $114.6 million for the six months ended June 30, 2018, a decrease of $7.4 million as compared to the six months ended June 30, 2017, primarily due to the expected runoff of the in-force blocks of business, partly offset by the favorable impact of $7.0 million from the Liberty reinsurance transaction completed on May 1, 2018.
Operating revenues
Net premiums and policy fees increased $36.3 million, or 9.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $82.5 million, or 21.7%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, due to the $92.9 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $128.9 million, or 19.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $135.2 million. This was partly offset by the expected runoff of the in-force blocks of business.

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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(78,593)	$(80,888)	$(156,245)	$(161,138)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(56,589)	(85,896)	(139,620)	(154,106)
Amortization of VOBA	(174)	(140)	(375)	(257)
Other operating expenses	(8,680)	(10,440)	(17,495)	(19,562)
Total benefits and expenses	(65,443)	(96,476)	(157,490)	(173,925)

NET IMPACT OF REINSURANCE(1)	$(13,150)	$15,588	$1,245	$12,787

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
The net impact of reinsurance was less favorable by $28.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to lower ceded claims. For the three months ended June 30, 2018, ceded revenues decreased by $2.3 million, while ceded benefits and expenses decreased by $31.0 million primarily due to lower claims.

The net impact of reinsurance was less favorable by $11.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to lower ceded claims. For the six months ended June 30, 2018, ceded revenues decreased by $4.9 million, while ceded benefits and expenses decreased by $16.4 million primarily due to lower claims.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$38,104	$38,152	$76,748	$76,035
Reinsurance ceded	(19,217)	(19,775)	(38,672)	(39,877)
Net premiums and policy fees	18,887	18,377	38,076	36,158
Net investment income	82,757	78,889	163,463	156,565
Realized gains (losses) - derivatives	(10,362)	(10,003)	(20,672)	(19,870)
Other income	41,401	41,681	83,446	83,970
Total operating revenues	132,683	128,944	264,313	256,823
Realized gains (losses) - investments	1,975	(666)	1,934	(391)
Realized gains (losses) - derivatives, net of economic cost	(8,959)	8,585	(54,753)	(9,713)
Total revenues	125,699	136,863	211,494	246,719
BENEFITS AND EXPENSES
Benefits and settlement expenses	46,585	55,557	103,785	106,457
Amortization of DAC/VOBA	2,565	653	8,932	94
Other operating expenses	37,716	36,446	75,611	71,923
Operating benefits and expenses	86,866	92,656	188,328	178,474
Amortization related to benefits and settlement expenses	605	1,096	528	2,412
Amortization of DAC/VOBA related to realized gains (losses) - investments	(4,518)	(12,166)	684	(23,866)
Total benefits and expenses	82,953	81,586	189,540	157,020
INCOME BEFORE INCOME TAX	42,746	55,277	21,954	89,699
Less: realized gains (losses) - investments	1,975	(666)	1,934	(391)
Less: realized gains (losses) - derivatives, net of economic cost	(8,959)	8,585	(54,753)	(9,713)
Less: amortization related to benefits and settlement expenses	(605)	(1,096)	(528)	(2,412)
Less: related amortization of DAC/VOBA	4,518	12,166	(684)	23,866
PRE-TAX ADJUSTED OPERATING INCOME	$45,817	$36,288	$75,985	$78,349

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$665,135	$362,901	$1,083,777	$559,518
Variable annuity	72,133	123,044	161,019	236,605
	$737,268	$485,945	$1,244,796	$796,123
Average Account Values
Fixed annuity(2)	$8,867,958	$8,249,924	$8,724,404	$8,204,565
Variable annuity	12,887,771	12,994,971	13,020,630	12,925,275
	$21,755,729	$21,244,895	$21,745,034	$21,129,840
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.63%	3.67%	3.64%	3.66%
Interest credited to policyholders	2.52	2.52	2.51	2.52
Interest spread	1.11%	1.15%	1.13%	1.14%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures - VA	$1,552	$12,749	$(15,340)	$16,197
Equity futures - VA	(10,864)	(18,613)	(17,292)	(49,430)
Currency futures - VA	12,063	(10,018)	4,480	(16,274)
Equity options - VA	(38,216)	(12,884)	(26,200)	(53,069)
Interest rate swaptions - VA	—	(662)	(14)	(2,131)
Interest rate swaps - VA	(26,149)	34,946	(89,859)	25,989
Total return swaps - VA	(10,055)	(1,618)	(3,565)	(1,618)
Embedded derivative - GLWB(1)	11,191	(23,807)	32,664	(13,791)
Funds withheld derivative	38,853	20,456	30,897	67,925
Total derivatives related to VA contracts	(21,625)	549	(84,229)	(26,202)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(4,927)	(9,334)	6,403	(21,745)
Equity futures - FIA	(167)	(202)	(328)	95
Equity options - FIA	7,398	7,569	2,729	18,269
Total derivatives related to FIA contracts	2,304	(1,967)	8,804	(3,381)
VA GLWB economic cost(2)	10,362	10,003	20,672	19,870
Realized gains (losses) - derivatives, net of economic cost	$(8,959)	$8,585	$(54,753)	$(9,713)

(1) Includes impact of nonperformance risk of $0.1 million and $(7.2) million for the three and six months ended June 30, 2018 and $(6.7) million and $(11.9) million for the three and six months ended June 30, 2017.

(2) Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$75,684	$68,536
GMDB Reserves	24,015	23,795
GLWB and GMAB Reserves	(17,117)	15,548
Account value subject to GLWB rider	9,220,194	9,718,263
GLWB Benefit Base	10,430,248	10,560,893
GMAB Benefit Base	2,441	3,298
S&P 500® Index	2,718	2,674

(1) Guaranteed benefits in excess of contract holder account balance.
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $45.8 million for the three months ended June 30, 2018, as compared to $36.3 million for the three months ended June 30, 2017, an increase of $9.5 million, or 26.3%. This variance was primarily the result of a favorable change in SPIA mortality, partially offset by unfavorable unlocking and higher expenses. Segment results were negatively impacted by $1.6 million of unfavorable unlocking for the three months ended June 30, 2018, as compared to $0.3 million of favorable unlocking for the three months ended June 30, 2017.

Operating revenues
Segment operating revenues increased $3.7 million, or 2.9%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to higher investment income. The higher investment income is related to growth in fixed annuity account values. Average fixed account balances increased 7.5% and average variable account balances decreased 0.8% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses decreased $9.0 million, or 16.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This decrease was primarily the result of a favorable change in SPIA mortality, partially offset by higher credited interest and unfavorable unlocking. Included in benefits and settlement expenses was $1.0 million of unfavorable unlocking for the three months ended June 30, 2018, as compared to $0.1 million of unfavorable unlocking for the three months ended June 30, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $1.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The unfavorable change was primarily due to unfavorable unlocking. DAC and VOBA unlocking for the three months ended June 30, 2018, was $0.6 million unfavorable as compared to $0.4 million favorable for the three months ended June 30, 2017.
Other operating expenses
Other operating expenses increased $1.3 million, or 3.5%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Increases in non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower commission expenses.
Sales
Total sales increased $251.3 million, or 51.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Sales of variable annuities decreased $50.9 million, or 41.4% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $302.2 million, or 83.3%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in single premium deferred annuities (“SPDA”) sales.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $76.0 million for the six months ended June 30, 2018, as compared to $78.3 million for the six months ended June 30, 2017, a decrease of $2.3 million, or 3.0%. This variance was primarily the result of unfavorable unlocking and higher non-deferred expenses, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $6.9 million of unfavorable unlocking for the six months ended June 30, 2018, as compared to $1.9 million of favorable unlocking for the six months ended June 30, 2017.
Operating revenues
Segment operating revenues increased $7.5 million, or 2.9%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to higher investment income. The higher investment income is related to growth in fixed annuity account values. Average fixed account balances increased 6.3% and average variable account balances increased 0.7% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
Benefits and settlement expenses
Benefits and settlement expenses decreased $2.7 million, or 2.5%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This decrease was primarily the result of a favorable change in SPIA mortality, partially offset by higher credited interest, and unfavorable unlocking. Included in benefits and settlement expenses was $1.1 million of unfavorable unlocking for the six months ended June 30, 2018, as compared to $0.1 million of favorable unlocking for the six months ended June 30, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $8.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The unfavorable change was primarily due to unfavorable unlocking. DAC and VOBA unlocking for the six months ended June 30, 2018, was $5.8 million unfavorable as compared to $1.8 million favorable for the six months ended June 30, 2017.
Other operating expenses
Other operating expenses increased $3.7 million, or 5.1%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Increases in non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower commission expenses.

Sales
Total sales increased $448.7 million, or 56.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Sales of variable annuities decreased $75.6 million, or 31.9% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $524.3 million, or 93.7%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in SPDA sales.
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
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(19,217)	$(19,775)	$(38,672)	$(39,877)
Realized gains (losses) - derivatives	10,919	11,183	21,927	22,399
Total operating revenues	(8,298)	(8,592)	(16,745)	(17,478)
Realized gains (losses) - derivatives, net of economic cost	3,571	35,742	(50,212)	48,378
Total revenues	(4,727)	27,150	(66,957)	30,900
BENEFITS AND EXPENSES
Benefits and settlement expenses	(177)	(164)	(347)	26
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	(428)	(460)	(864)	(927)
Operating benefits and expenses	(605)	(624)	(1,211)	(901)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	—	—	—	—
Total benefit and expenses	(605)	(624)	(1,211)	(901)
NET IMPACT OF REINSURANCE	$(4,122)	$27,774	$(65,746)	$31,801
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
The net impact of reinsurance was unfavorable by $4.1 million for the three months ended June 30, 2018, as compared to the favorable net impact of $27.8 million for the three months ended June 30, 2017.
The net impact of reinsurance was unfavorable by $65.7 million for the six months ended June 30, 2018, as compared to the favorable net impact of $31.8 million for the six months ended June 30, 2017.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Net investment income	$46,078	$41,508	$99,971	$80,854
Other income	—	—	178	—
Total operating revenues	46,078	41,508	100,149	80,854
Realized gains (losses)	(330)	579	(533)	2,076
Total revenues	45,748	42,087	99,616	82,930
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,576	17,505	48,219	31,953
Amortization of DAC	722	550	1,452	1,006
Other operating expenses	788	1,086	1,406	1,629
Total benefits and expenses	26,086	19,141	51,077	34,588
INCOME BEFORE INCOME TAX	19,662	22,946	48,539	48,342
Less: realized gains (losses)	(330)	579	(533)	2,076
PRE-TAX ADJUSTED OPERATING INCOME	$19,992	$22,367	$49,072	$46,266
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
GIC	$—	$2,000	$10,000	$57,000
GFA	800,000	550,000	800,000	750,000
	$800,000	$552,000	$810,000	$807,000

Average Account Values	$4,685,710	$4,057,056	$4,698,044	$3,826,188
Ending Account Values	$5,025,930	$4,023,790	$5,025,930	$4,023,790

Operating Spread
Net investment income yield	3.94%	4.10%	4.27%	4.25%
Other income yield	—	—	0.01	—
Interest credited	(2.10)	(1.73)	(2.06)	(1.67)
Operating expenses	(0.13)	(0.16)	(0.13)	(0.14)
Operating spread	1.71%	2.21%	2.09%	2.44%

Adjusted operating spread(2)	1.28%	1.78%	1.58%	1.84%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $20.0 million and decreased $2.4 million, or 10.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in adjusted operating earnings primarily resulted from an increase in credited interest. Participating mortgage income for the three months ended June 30, 2018, was $5.0 million as compared to $4.4 million for the three months ended June 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 50 basis points for the three months ended June 30, 2018, from the prior year, due primarily to an increase in credited interest.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $49.1 million and increased $2.8 million, or 6.1%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in adjusted operating earnings primarily resulted from higher average account values. Participating mortgage income for the six months ended June 30, 2018, was $11.8 million as compared to $11.2 million for the six months ended June 30, 2017. The adjusted operating spread, which excludes participating income, decreased by 26 basis points for the six months ended June 30, 2018, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$76,380	$83,881	$153,228	$163,565
Reinsurance ceded	(27,923)	(32,635)	(56,413)	(60,944)
Net premiums and policy fees	48,457	51,246	96,815	102,621
Net investment income	6,109	5,511	11,667	10,710
Other income	33,564	36,533	67,339	70,303
Total operating revenues	88,130	93,290	175,821	183,634
BENEFITS AND EXPENSES
Benefits and settlement expenses	28,328	30,987	57,154	62,410
Amortization of DAC/VOBA	16,235	4,708	32,080	9,608
Other operating expenses	37,926	52,921	76,647	102,992
Total benefits and expenses	82,489	88,616	165,881	175,010
INCOME BEFORE INCOME TAX	5,641	4,674	9,940	8,624
PRE-TAX ADJUSTED OPERATING INCOME	$5,641	$4,674	$9,940	$8,624
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Sales(1)
Credit insurance	$3,243	$3,805	$6,409	$7,879
Service contracts	98,671	100,236	186,888	189,811
GAP	17,646	28,253	33,242	59,600
	$119,560	$132,294	$226,539	$257,290
Loss Ratios(2)
Credit insurance	21.2%	20.7%	25.1%	23.6%
Service contracts	38.2	38.6	35.0	38.6
GAP	128.2	121.5	136.4	122.2

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $5.6 million, representing an increase of $1.0 million, or 20.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Earnings from the GAP product line increased $0.5 million and credit insurance earnings increased $0.1 million primarily due to lower expenses. Service contract earnings increased $0.4 million primarily due to higher investment income.

Net premiums and policy fees
Net premiums and policy fees decreased $2.8 million, or 5.4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. GAP and credit insurance premiums decreased $2.8 million and $0.4 million, respectively, as a result of lower sales. Service contract premiums increased $0.4 million.
Other income
Other income decreased $3.0 million, or 8.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The change was primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $2.7 million, or 8.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. GAP and credit insurance claims decreased $2.6 million and $0.1 million, respectively, primarily due to lower volume. Service contract claims were consistent with the prior year.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $11.5 million and other operating expenses decreased $15.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The changes were primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $12.7 million, or 9.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. GAP sales decreased $10.6 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $1.5 million due to lower volume resulting from previous price increases. Credit insurance sales decreased $0.6 million due to decreasing demand for the product.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $9.9 million, representing an increase of $1.3 million, or15.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Service contract earnings increased $1.2 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP product line increased $0.4 million due to lower expenses. Credit insurance earnings decreased $0.3 million primarily due to lower volume.
Net premiums and policy fees
Net premiums and policy fees decreased $5.8 million, or 5.7%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. GAP and credit insurance premiums decreased $4.9 million and $1.6 million, respectively, as a result of lower sales. Service contract premiums increased $0.7 million.
Other income
Other income decreased $3.0 million, or 4.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The change was due to lower volume and the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $5.3 million, or 8.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. GAP and credit insurance claims decreased $2.8 million and $0.3 million, respectively, primarily due to lower volume. Service contract claims decreased $2.2 million due to lower loss ratios.
Amortization of DAC and VOBA and Other operating expenses
Amortization of DAC and VOBA increased $22.5 million and other operating expenses decreased $26.3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The changes were primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $30.8 million, or 12.0%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. GAP sales decreased $26.4 million due to discontinuing the relationship with a significant distribution partner. Service contract sales decreased $2.9 million due to lower volume resulting from previous price increases. Credit insurance sales decreased $1.5 million due to decreasing demand for the product.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(27,923)	$(32,635)	$(56,413)	$(60,944)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(19,389)	(18,167)	(37,397)	(34,748)
Amortization of DAC/VOBA	(655)	(512)	(1,433)	(978)
Other operating expenses	(1,057)	(1,440)	(2,372)	(2,926)
Total benefits and expenses	(21,101)	(20,119)	(41,202)	(38,652)
NET IMPACT OF REINSURANCE(1)	$(6,822)	$(12,516)	$(15,211)	$(22,292)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Reinsurance premiums ceded decreased $4.7 million, or 14.4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease was due to a decrease in ceded premiums in all product lines.
Benefits and settlement expenses ceded increased $1.2 million, or 6.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.4 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
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
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Reinsurance premiums ceded decreased $4.5 million, or 7.4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease was due to a decrease in ceded premiums in all product lines.
Benefits and settlement expenses ceded increased $2.6 million, or 7.6%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase was due to higher ceded losses in all product lines.
Amortization of DAC and VOBA ceded increased $0.5 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $0.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,975	$3,113	$6,157	$6,540
Reinsurance ceded	(24)	(22)	(29)	(81)
Net premiums and policy fees	2,951	3,091	6,128	6,459
Net investment income	25,170	23,221	55,460	48,130
Other income	465	150	695	325
Total operating revenues	28,586	26,462	62,283	54,914
Realized gains (losses) - investments	(1,353)	(43)	7,353	(4,380)
Realized gains (losses) - derivatives	(10,289)	(2,540)	489	(18,781)
Total revenues	16,944	23,879	70,125	31,753
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,253	3,159	8,183	6,813
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	64,133	58,628	131,647	117,787
Total benefits and expenses	67,386	61,787	139,830	124,600
INCOME (LOSS) BEFORE INCOME TAX	(50,442)	(37,908)	(69,705)	(92,847)
Less: realized gains (losses) - investments	(1,353)	(43)	7,353	(4,380)
Less: realized gains (losses) - derivatives	(10,289)	(2,540)	489	(18,781)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(38,800)	$(35,325)	$(77,547)	$(69,686)
For The Three Months Ended June 30, 2018, as compared to The Three Months Ended June 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $38.8 million for the three months ended June 30, 2018, as compared to a pre-tax adjusted operating loss of $35.3 million for the three months ended June 30, 2017. The higher operating loss was primarily due to an increase in corporate overhead expense, partly offset by an increase in investment income due to higher invested asset balances.
Operating revenues
Net investment income for the segment increased $1.9 million or 8.4% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase was primarily due to an increase in invested asset balances.
Total benefits and expenses
Total benefits and expenses increased $5.6 million, or 9.1%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to increases in interest expense and corporate overhead expenses.
For The Six Months Ended June 30, 2018, as compared to The Six Months Ended June 30, 2017
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $77.5 million for the six months ended June 30, 2018, as compared to a pre-tax adjusted operating loss of $69.7 million for the six months ended June 30, 2017. The higher operating loss was primarily due to an increase in corporate overhead expense, partly offset by an increase in investment income due to higher invested asset balances.

Operating revenues
Net investment income for the segment increased $7.3 million or 15.2% for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase was primarily due to an increase in invested asset balances .
Total benefits and expenses
Total benefits and expenses increased $15.2 million, or 12.2%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to increases in interest expense and corporate overhead expenses.

CONSOLIDATED INVESTMENTS
As of June 30, 2018, our investment portfolio was approximately $65.7 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $49.1 billion, or 90.5%, of our fixed maturities as “available-for-sale” as of June 30, 2018. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 4.6%, of our fixed maturities and $49.1 million of short-term investments as of June 30, 2018. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 4.9%, of our fixed maturities as “held-to-maturity” as of June 30, 2018. These securities are carried at amortized cost on our consolidated condensed balance sheets.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about the fair values of our investments please refer to Note 6, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	As of
	June 30, 2018		December 31, 2017
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2018 - $40,798,773; 2017 - $30,735,009)	$39,214,255	59.8%	$30,712,511	56.6%
Privately issued bonds (amortized cost: 2018 - $15,210,943; 2017 - $12,838,740)	14,923,311	22.7	12,883,461	23.7
Preferred stock (amortized cost: 2018 - $97,650; 2017 - $97,690)	92,865	0.1	94,418	0.2
Fixed maturities	54,230,431	82.6%	43,690,390	80.5%
Equity securities (cost: 2018 - $637,492; 2017 - $701,951)	642,259	1.0	715,498	1.3
Mortgage loans	7,516,192	11.4	6,817,723	12.5
Investment real estate	7,179	—	8,355	—
Policy loans	1,721,743	2.6	1,615,615	3.0
Other long-term investments	952,630	1.5	940,047	1.7
Short-term investments	597,614	0.9	527,144	1.0
Total investments	$65,668,048	100.0%	$54,314,772	100.0%
Included in the preceding table are $2.5 billion and $2.7 billion of fixed maturities and $49.1 million and $56.3 million of short-term investments classified as trading securities as of June 30, 2018 and December 31, 2017, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $2.7 billion and $2.7 billion of securities classified as held-to-maturity as of June 30, 2018 and December 31, 2017, respectively.

Fixed Maturity Investments
As of June 30, 2018, our fixed maturity investment holdings were approximately $54.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2018		December 31, 2017
	(Dollars In Thousands)
AAA	$6,264,771	11.6%	$5,729,332	13.1%
AA	6,202,086	11.4	3,553,140	8.1
A	18,408,943	33.9	13,871,438	31.7
BBB	18,586,845	34.3	15,688,958	35.9
Below investment grade	2,090,060	3.9	2,128,618	5.0
Not rated(1)	2,677,726	4.9	2,718,904	6.2
	$54,230,431	100.0%	$43,690,390	100.0%

(1) Our "not rated" securities are $2.7 billion or 4.9% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities ("VIEs") and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
Corporate securities	$38,169,088	$31,235,729
Residential mortgage-backed securities	3,495,150	2,578,187
Commercial mortgage-backed securities	2,340,352	2,007,292
Other asset-backed securities	1,538,068	1,387,646
U.S. government-related securities	1,528,611	1,250,486
Other government-related securities	440,046	349,158
States, municipals, and political subdivisions	3,948,525	2,068,570
Redeemable preferred stock	92,865	94,418
Securities issued by affiliates	2,677,726	2,718,904
Total fixed income portfolio	$54,230,431	$43,690,390

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2018	% Fair Value	As of December 31, 2017	% Fair Value
	(Dollars In Thousands)
Banking	$4,954,683	9.1%	$4,245,896	9.7%
Other finance	315,702	0.6	60,697	0.1
Electric utility	4,594,403	8.5	3,971,653	9.1
Energy	4,274,403	7.9	4,001,011	9.2
Natural gas	887,216	1.6	736,626	1.7
Insurance	3,809,631	7.0	3,675,251	8.4
Communications	2,194,827	4.0	1,688,865	3.9
Basic industrial	1,954,087	3.6	1,624,327	3.7
Consumer noncyclical	5,254,842	9.7	3,795,507	8.7
Consumer cyclical	1,817,158	3.4	1,224,401	2.8
Finance companies	221,411	0.4	161,683	0.4
Capital goods	2,769,478	5.1	1,904,768	4.4
Transportation	1,683,744	3.1	1,202,481	2.8
Other industrial	325,210	0.6	239,368	0.5
Brokerage	938,561	1.7	911,917	2.1
Technology	1,978,425	3.6	1,737,807	4.0
Real estate	223,348	0.4	82,125	0.2
Other utility	64,824	0.3	65,764	—
Commercial mortgage-backed securities	2,340,352	4.3	2,007,292	4.6
Other asset-backed securities	1,538,068	2.8	1,387,646	3.2
Residential mortgage-backed non-agency securities	2,636,886	4.9	1,853,164	4.2
Residential mortgage-backed agency securities	858,264	1.6	725,023	1.7
U.S. government-related securities	1,528,611	2.8	1,250,486	2.9
Other government-related securities	440,046	0.8	349,158	0.8
State, municipals, and political divisions	3,948,525	7.3	2,068,570	4.7
Securities issued by affiliates	2,677,726	4.9	2,718,904	6.2
Total	$54,230,431	100.0%	$43,690,390	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2018	December 31, 2017
	(Dollars In Thousands)
AAA	$298,776	$355,719
AA	276,204	277,984
A	891,227	911,490
BBB	822,446	890,101
Below investment grade	207,228	228,895
Total Modco trading fixed maturities	$2,495,881	$2,664,189
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2018, were approximately $7.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,340.5	$2,377.3	$—	$—	$1,319.8	$1,359.9	$638.2	$629.2	$4,298.5	$4,366.4
AA	2.2	2.1	—	—	521.3	544.4	181.8	174.3	705.3	720.8
A	863.3	880.2	15.6	15.6	496.5	503.6	589.6	591.8	1,965.0	1,991.2
BBB	6.5	6.5	1.3	1.3	2.7	2.6	67.2	67.3	77.7	77.7
Below	71.9	72.4	193.9	193.1	—	—	61.3	60.9	327.1	326.4
	$3,284.4	$3,338.5	$210.8	$210.0	$2,340.3	$2,410.5	$1,538.1	$1,523.5	$7,373.6	$7,482.5

Rating %
AAA	71.2%	71.1%	—%	—%	56.4%	56.4%	41.5%	41.4%	58.3%	58.4%
AA	0.1	0.1	—	—	22.3	22.6	11.8	11.4	9.6	9.6
A	26.3	26.4	7.4	7.4	21.2	20.9	38.3	38.8	26.6	26.6
BBB	0.2	0.2	0.6	0.6	0.1	0.1	4.4	4.4	1.1	1.0
Below	2.2	2.2	92.0	92.0	—	—	4.0	4.0	4.4	4.4
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,206.3	$1,222.1	$210.8	$210.0	$1,534.4	$1,574.7	$824.0	$808.1	$3,775.5	$3,814.9
2015	557.7	566.0	—	—	285.6	290.5	35.2	35.1	878.5	891.6
2016	289.1	298.3	—	—	418.1	438.9	219.7	220.2	926.9	957.4
2017	638.0	656.8	—	—	98.2	102.4	398.2	398.9	1,134.4	1,158.1
2018	593.3	595.3	—	—	4.0	4.0	61.0	61.2	658.3	660.5
Total	$3,284.4	$3,338.5	$210.8	$210.0	$2,340.3	$2,410.5	$1,538.1	$1,523.5	$7,373.6	$7,482.5

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,255.5	$2,259.1	$—	$—	$1,256.1	$1,269.0	$591.5	$590.5	$4,103.1	$4,118.6
AA	1.5	1.4	—	—	506.4	516.6	158.5	150.1	666.4	668.1
A	1.1	1.1	15.9	15.9	241.5	243.0	512.9	508.6	771.4	768.6
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.4	92.0	208.8	209.0	—	—	74.5	73.7	375.7	374.7
	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

Rating %
AAA	95.9%	95.9%	—%	—%	62.6%	62.4%	42.6%	43.0%	68.7%	68.8%
AA	0.1	0.1	—	—	25.2	25.4	11.4	10.9	11.2	11.2
A	—	—	7.0	7.0	12.0	12.0	37.0	37.1	12.9	12.8
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.7	$226.2	$226.4	$1,020.5	$1,034.6	$761.2	$752.4	$2,905.3	$2,912.1
2014	202.8	201.9	—	—	234.9	239.7	31.2	31.6	468.9	473.2
2015	456.4	458.4	—	—	212.6	210.8	29.4	28.7	698.4	697.9
2016	229.2	232.0	—	—	436.8	443.9	232.9	230.3	898.9	906.2
2017	566.2	564.1	—	—	102.5	102.9	332.9	329.5	1,001.6	996.5
Total	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2018, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 13.61 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2018:

Weighted-Average
Non-agency portfolio	Life

Prime	14.14
Alt-A	2.91
Sub-prime	3.17
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2018, our mortgage loan holdings were approximately $7.5 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 12 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2018, assuming the loans are called at their next call dates, approximately $114.2 million of principal would become due for the remainder of 2018, $916.6 million in 2019 through 2023, $104.1 million in 2024 through 2028, and $1.9 million thereafter.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2018 and December 31, 2017, approximately $722.2 million and $669.3 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2018 and 2017, we recognized $5.1 million, $12.4 million, $4.7 million, and $11.5 million, respectively, of participating mortgage loan income.
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2018, there was an allowance for mortgage loan credit loss of $1.0 million and as of December 31, 2017, there was no allowance for mortgage loan credit losses. While our mortgage loans do not have quoted market values, as of June 30, 2018, we estimated the fair value of our mortgage loans to be $7.3 billion (using an internal fair value model which calculates the value of most loans by using the loan's discounted cash flows to the loan's call or maturity date), which was approximately 2.48% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of June 30, 2018, none of the Company's invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the six months ended June 30, 2018, we recognized no troubled debt restructurings and we did not identify any loans whose principal was permanently impaired.
Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those subject to a contractual pooling and servicing agreement. As of June 30, 2018, the Company did not have mortgage loans not subject to a pooling and servicing agreement that were nonperforming mortgage loans, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. We did not foreclose on any nonperforming loans not subject to a pooling and servicing agreement during the six months ended June 30, 2018.
As of June 30, 2018, none of the loans subject to a pooling and servicing agreement were nonperforming or restructured. We did not foreclose on any nonperforming loans subject to a pooling and servicing agreement during the six months ended June 30, 2018.
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

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2018, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $1.9 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2018, and an overall net unrealized gain of $32.5 million as of December 31, 2017.

For fixed maturity securities held that are in an unrealized loss position as of June 30, 2018, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$11,824,116	30.5%	$12,034,349	29.4%	$(210,233)	9.9%
>90 days but <= 180 days	8,352,339	21.6	8,755,449	21.5	(403,110)	19.0
>180 days but <= 270 days	4,982,031	12.9	5,179,497	12.7	(197,466)	9.3
>270 days but <= 1 year	342,139	0.9	355,681	0.9	(13,542)	0.6
>1 year but <= 2 years	6,246,575	16.1	6,701,698	16.4	(455,123)	21.5
>2 years but <= 3 years	190,974	0.5	207,805	0.5	(16,831)	0.8
>3 years but <= 4 years	6,758,265	17.5	7,582,430	18.6	(824,165)	38.9
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$38,696,439	100.0%	$40,816,909	100.0%	$(2,120,470)	100.0%
As of June 30, 2018, the Barclays Investment Grade Index was priced at 118 bps versus a 10 year average of 169 bps. Similarly, the Barclays High Yield Index was priced at 382 bps versus a 10 year average of 633 bps. As of June 30, 2018, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.7%, 2.9%, and 3.0%, as compared to 10 year averages of 1.7%, 2.5%, and 3.4%, respectively.

As of June 30, 2018, 95.0% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of June 30, 2018, there were estimated gross unrealized losses of $1.2 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2018, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2018, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$4,004,831	10.3%	$4,159,258	10.2%	$(154,427)	7.3%
Other finance	113,782	0.3	117,903	0.3	(4,121)	0.2
Electric utility	4,018,380	10.4	4,338,487	10.6	(320,107)	15.0
Energy	3,148,734	8.1	3,321,256	8.1	(172,522)	8.1
Natural gas	754,342	1.9	806,996	2.0	(52,654)	2.5
Insurance	3,242,538	8.4	3,456,631	8.5	(214,093)	10.1
Communications	1,915,893	5.0	2,095,016	5.1	(179,123)	8.4
Basic industrial	1,489,810	3.8	1,578,031	3.9	(88,221)	4.2
Consumer noncyclical	3,936,955	10.2	4,181,997	10.2	(245,042)	11.5
Consumer cyclical	1,280,034	3.3	1,350,464	3.3	(70,430)	3.3
Finance companies	163,292	0.4	169,292	0.4	(6,000)	0.3
Capital goods	2,264,919	5.9	2,369,958	5.8	(105,039)	5.0
Transportation	1,475,535	3.8	1,557,359	3.8	(81,824)	3.9
Other industrial	230,135	0.6	244,531	0.6	(14,396)	0.7
Brokerage	733,352	1.9	765,831	1.9	(32,479)	1.5
Technology	1,305,669	3.4	1,369,854	3.4	(64,185)	3.0
Real estate	55,856	0.1	56,758	0.1	(902)	—
Other utility	50,024	0.4	51,678	0.2	(1,654)	0.1
Commercial mortgage-backed securities	1,953,934	5.0	2,025,494	5.0	(71,560)	3.4
Other asset-backed securities	498,540	1.3	509,066	1.2	(10,526)	0.5
Residential mortgage-backed non-agency securities	1,796,421	4.6	1,844,209	4.5	(47,788)	2.3
Residential mortgage-backed agency securities	597,279	1.5	615,354	1.5	(18,075)	0.9
U.S. government-related securities	1,409,404	3.6	1,466,696	3.6	(57,292)	2.7
Other government-related securities	282,579	0.7	301,321	0.7	(18,742)	0.9
States, municipals, and political divisions	1,974,201	5.1	2,063,469	5.1	(89,268)	4.2
Total	$38,696,439	100.0%	$40,816,909	100.0%	$(2,120,470)	100.0%

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
The range of maturity dates for securities in an unrealized loss position as of June 30, 2018, varies, with 22.2% maturing in less than 5 years, 18.0% maturing between 5 and 10 years, and 59.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2018:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$22,572	58.3%	$23,668	58.0%	$(1,096)	51.7%
BBB	15,050	38.9	15,969	39.1	(919)	43.3
Investment grade	37,622	97.2%	39,637	97.1%	(2,015)	95.0%
BB	692	1.8	748	1.8	(56)	2.7
B	247	0.6	287	0.7	(40)	1.9
CCC or lower	135	0.4	145	0.4	(10)	0.4
Below investment grade	1,074	2.8%	1,180	2.9%	(106)	5.0%
Total	$38,696	100.0%	$40,817	100.0%	$(2,121)	100.0%
As of June 30, 2018, we held a total of 3,951 positions that were in an unrealized loss position. Included in that amount were 235 positions of below investment grade securities with a fair value of $1.1 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $106.2 million, $72.2 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.6% of invested assets.
As of June 30, 2018, securities in an unrealized loss position that were rated as below investment grade represented 2.8% of the total fair value and 5.0% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2018:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$335,450	31.3%	$344,986	29.3%	$(9,536)	9.1%
>90 days but <= 180 days	148,210	13.8	152,588	12.9	(4,378)	4.1
>180 days but <= 270 days	148,276	13.8	163,106	13.8	(14,830)	14.0
>270 days but <= 1 year	50,477	4.7	55,712	4.7	(5,235)	4.9
>1 year but <= 2 years	43,425	4.0	48,764	4.1	(5,339)	5.0
>2 years but <= 3 years	44,053	4.1	50,972	4.3	(6,919)	6.5
>3 years but <= 4 years	304,332	28.3	364,262	30.9	(59,930)	56.4
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,074,223	100.0%	$1,180,390	100.0%	$(106,167)	100.0%
Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2018:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$5,965,995	12.1%
AA	5,925,881	12.1
A	17,517,716	35.7
BBB	17,764,399	36.2
Investment grade	47,173,991	96.1
BB	1,302,055	2.7
B	332,065	0.7
CCC or lower	248,713	0.5
Below investment grade	1,882,833	3.9
Total	$49,056,824	100.0%
Not included in the table above are $2.3 billion of investment grade and $207.2 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2018. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2018:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
AT&T Inc.	$371.0	$—	$371.0
Wells Fargo & Co.	277.9	0.2	278.1
Federal Home Loan Bank	273.9	—	273.9
Berkshire Hathaway	267.1	—	267.1
Duke Energy Corp.	249.1	—	249.1
Morgan Stanley	237.7	—	237.7
Bank of America Corp.	231.9	0.7	232.6
JP Morgan Chase & Co.	217.5	14.2	231.7
Goldman Sachs Group Inc.	227.9	—	227.9
Exelon Corp.	226.7	—	226.7
Total	$2,580.7	$15.1	$2,595.8
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the six months ended June 30, 2018, we recognized approximately $3.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2018. As of June 30, 2018, we had no unfunded exposure and had no direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$701.7	$984.9	$1,686.6
France	214.3	403.1	617.4
Netherlands	283.5	311.8	595.3
Germany	110.2	393.0	503.2
Switzerland	282.3	213.6	495.9
Spain	54.5	258.3	312.8
Belgium	—	212.9	212.9
Sweden	132.4	19.3	151.7
Norway	4.0	131.3	135.3
Italy	10.0	90.4	100.4
Ireland	21.3	76.9	98.2
Luxembourg	—	71.0	71.0
Total securities	1,814.2	3,166.5	4,980.7
Derivatives:
Germany	25.8	—	25.8
United Kingdom	16.9	—	16.9
France	7.9	—	7.9
Switzerland	2.2	—	2.2
Total derivatives	52.8	—	52.8
Total securities	$1,867.0	$3,166.5	$5,033.5

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Fixed maturity gains - sales	$10,082	$2,297	$18,131	$13,035
Fixed maturity losses - sales	(4,598)	(2,347)	(9,865)	(3,595)
Equity gains and losses	(1,030)	(1,037)	(9,768)	(1,046)
Impairments on fixed maturity securities	(5)	(2,785)	(3,650)	(7,986)
Modco trading portfolio	(52,817)	55,230	(137,525)	73,782
Other	(1,280)	(608)	1,833	(5,800)
Total realized gains (losses) - investments	$(49,648)	$50,750	$(140,844)	$68,390
Derivatives related to VA contracts:
Interest rate futures - VA	$1,552	$12,749	$(15,340)	$16,197
Equity futures - VA	(10,864)	(18,613)	(17,292)	(49,430)
Currency futures - VA	12,063	(10,018)	4,480	(16,274)
Equity options - VA	(38,216)	(12,884)	(26,200)	(53,069)
Interest rate swaptions - VA	—	(662)	(14)	(2,131)
Interest rate swaps - VA	(26,149)	34,946	(89,859)	25,989
Total return swaps - VA	(10,055)	(1,618)	(3,565)	(1,618)
Embedded derivative - GLWB	11,191	(23,807)	32,664	(13,791)
Funds withheld derivative	38,853	20,456	30,897	67,925
Total derivatives related to VA contracts	(21,625)	549	(84,229)	(26,202)
Derivatives related to FIA contracts:
Embedded derivative - FIA	(4,927)	(9,334)	6,403	(21,745)
Equity futures - FIA	(167)	(202)	(328)	95
Equity options - FIA	7,398	7,569	2,729	18,269
Total derivatives related to FIA contracts	2,304	(1,967)	8,804	(3,381)
Derivatives related to IUL contracts:
Embedded derivative - IUL	(1,226)	(8,571)	8,658	(10,661)
Equity futures - IUL	—	(137)	136	(936)
Equity options - IUL	2,086	1,571	836	4,462
Total derivatives related to IUL contracts	860	(7,137)	9,630	(7,135)
Embedded derivative - Modco reinsurance treaties	45,183	(52,703)	127,841	(70,568)
Derivatives with PLC(1)	(9,696)	(2,531)	1,847	(17,406)
Other derivatives	34	(5)	(7)	(2)
Total realized gains (losses) - derivatives	$17,060	$(63,794)	$63,886	$(124,694)

(1) These derivatives include the interest support agreement, two early renewable term ("YRT") premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2018, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.
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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars In Thousands)
Alt-A MBS	$—	$—	$—	$—
Other MBS	(5)	—	(36)	—
Corporate securities	—	2,785	(3,614)	7,986
Other	—	—	—	—
Total	$(5)	$2,785	$(3,650)	$7,986
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2018, we sold securities in an unrealized loss position with a fair value of $258.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$189,109	73.2%	$(2,883)	29.2%
>90 days but <= 180 days	66,881	25.9	(6,629)	67.3
>180 days but <= 270 days	154	0.1	(14)	0.1
>270 days but <= 1 year	—	—	—	—
>1 year	2,031	0.8	(339)	3.4
Total	$258,175	100.0%	$(9,865)	100.0%
For the three and six months ended June 30, 2018, we sold securities in an unrealized loss position with a fair value (proceeds) of $201.2 million and $258.2 million. The losses realized on the sale of these securities were $4.6 million and $9.9 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and six months ended June 30, 2018, we sold securities in an unrealized gain position with a fair value of $461.1 million and $603.2 million. The gains realized on the sale of these securities were $10.1 million and $18.1 million.
The $1.3 million of other realized losses recognized for the three months ended June 30, 2018, included $1.0 million of realized losses associated with our mortgage loan portfolio, partnership gains of $0.1 million, and real estate losses of $0.4 million, respectively.
The $1.8 million of other realized gains recognized for the six months ended June 30, 2018, included $2.4 million of realized gains associated with our mortgage loan portfolio, partnership gains of $0.1 million, fixed asset losses of $0.1 million, and real estate losses of $0.6 million, respectively.
For the three and six months ended June 30, 2018, net losses of $52.8 million and $137.5 million, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $137.5 million for the six months ended June 30, 2018, approximately $3.5 million of losses were realized through the sale of certain securities, which will be returned to us from our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $45.2 million and $127.8 million during the three and six months ended June 30, 2018. The gains during the three and six months ended June 30, 2018, were due to credit spreads widening and treasury yields increasing.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2018, we experienced net realized losses of $21.6 million and $84.2 million on derivatives related to VA contracts. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and six months ended June 30, 2018.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $38.9 million and $30.9 million for the three and six months ended June 30, 2018.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized a loss of $7.9 million and a gain of $2.5 million related to the interest support agreement for the three and six months ended June 30, 2018. We recognized gains of $0.3 million and $1.1 million related to the YRT premium support agreements for the three and six months ended June 30, 2018.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized losses of $2.2 million and $1.8 million, respectively, for the three and six months ended June 30, 2018.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and six months ended June 30, 2018, these contracts generated immaterial gains and losses.
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
On May 3, 2018, we amended the Credit Facility (as amended the "Credit Facility"). We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2018. PLC had an outstanding balance of $385.0 million bearing interest at a rate of LIBOR plus 1.00% as of June 30, 2018.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2018 to fund mortgage loans in the amount of $692.8 million.

Our positive cash flows is used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2018, we held cash and short-term investments of approximately $761.8 million.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2018	2017
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(43,700)	$62,402
Net cash used in investing activities	(511,056)	(642,903)
Net cash provided by financing activities	540,133	610,259
Total	$(14,623)	$29,758
For The Six Months Ended June 30, 2018 as compared to the Six Months Ended June 30, 2017
Net cash (used in) provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. We typically generate positive cash flows from operating activities, as premiums and policy fees collected from our insurance and investment products exceed benefit payments and redemptions, and we invest the excess. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $913.2 million of outflows from secured financing liabilities for the six months ended June 30, 2018, as compared to the $357.6 million of outflows for the six months ended June 30, 2017 and $1.4 billion of inflows of investment product and universal life net activity as compared to $1.1 billion in the prior year. Net repayment of non-recourse funding obligations equaled $39.0 million during the six months ended June 30, 2018 as compared to net repayments of $21.0 million during the six months ended June 30, 2017. We also had $110.0 million of subordinated funding obligations for the six months ended June 30, 2018.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2018, we had $696.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2018, the fair value of securities pledged under the repurchase program was $41.5 million and the repurchase obligation of $39.3 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 227 basis points). During the six months ended June 30, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $658.4 million (at an average borrowing rate of 162 basis points) during the six months ended June 30, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 142 basis points). During 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of June 30, 2018, securities with a market value of $59.4 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of June 30, 2018, the fair value of the collateral related to this program was $62.8 million and we have an obligation to return $62.8 million of collateral to the securities borrowers.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2018, we ceded premiums to third party reinsurers amounting to $391.9 million and $737.5 million. In addition, we had receivables from reinsurers amounting to $4.7 billion as of June 30, 2018. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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

The National Association of Insurance Commissioners (“NAIC”), through various committees, subgroups and dedicated task forces, is reviewing the use of captives and special purpose vehicles used to transfer insurance risk in relation to existing state laws and regulations, and several committees have adopted or exposed for comment white papers and reports that, if or when implemented, could impose additional requirements on the use of captives and other reinsurers. The Financial Condition (E) Committee of the NAIC established a Variable Annuity Issues Working Group to examine company use of variable annuity captives. The Committee has proposed changes in the regulation of variable annuities and variable annuity captives, which could adversely affect our future financial condition and results of operations if adopted.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of June 30, 2018, we had policy liabilities and accruals of approximately $42.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.

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
As of June 30, 2018, we carried a $6.4 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$5,035,321	$281,846	$653,816	$661,055	$3,438,604
Subordinated debt (2)	187,449	3,905	7,810	7,810	167,924
Stable value products(3)	5,319,902	1,291,226	2,910,010	979,959	138,707
Operating leases(4)	25,174	4,465	7,513	6,230	6,966
Home office lease(5)	76,332	76,332	—	—	—
Mortgage loan and investment commitments	895,844	760,167	135,677	—	—
Secured financing liabilities(6)	104,546	104,546	—	—	—
Policyholder obligations(7)	56,246,217	11,370,867	5,363,363	4,957,436	34,554,551
Total	$67,890,785	$13,893,354	$9,078,189	$6,612,490	$38,306,752

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

(2) Subordinated debt includes all principal amounts and interest payments due over the term of the obligations.
(3) Anticipated stable value products cash flows including interest.
(4) Includes all lease payments required under operating lease agreements.
(5) The lease payments shown assume we exercise our option to purchase the building at the end of the lease term.
(6) Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.
(7) Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As variable separate account obligations are legally insulated from general account obligations, the variable separate account obligations will be fully funded by cash flows from variable separate account assets. We expect to fully fund the general account obligations from cash flows from general account investments.

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 12, Commitments and Contingencies, of the consolidated condensed financial statements for more information.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2018, we had outstanding mortgage loan commitments of $692.8 million at an average rate of 4.3%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2018 and December 31, 2017:
Credited Rate Summary
As of June 30, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,308	$2,019	$5,719
>3% - 4%	4,557	932	515	6,004
>4% - 5%	2,486	431	1	2,918
>5% - 6%	193	—	—	193
Subtotal	9,628	2,671	2,535	14,834
Fixed Annuities
1%	$510	$510	$2,500	$3,520
>1% - 2%	440	236	261	937
>2% - 3%	1,802	83	4	1,889
>3% - 4%	269	4	—	273
>4% - 5%	264	—	—	264
>5% - 6%	2	—	—	2
Subtotal	3,287	833	2,765	6,885
Total	$12,915	$3,504	$5,300	$21,719

Percentage of Total	59%	16%	25%	100%

Credited Rate Summary
As of December 31, 2017

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%
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

In conducting our evaluation of the effectiveness of internal control over financial reporting as of June 30, 2018, the Company has excluded the internal controls relating to the administrative systems and processes being provided by third parties for the Liberty Life Assurance Company of Boston (Liberty) block of business reinsured from Liberty. As of June 30, 2018, the Company is in the process of, but has not completed its own evaluation of the design and operation of the internal controls relating to the administrative systems and processes, including those currently being provided by third parties, for the Liberty business. For the six months ended June 30, 2018, Liberty Business represented revenues and Income before income tax of $142.7 million and $7.5 million, of the Company’s consolidated income before income tax.

(b)    Changes in internal control over financial reporting
During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business. The conversion to the Company's operating environment was still in process as of June 30, 2018.
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company's internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
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

Based on the Company's current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $4.5 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively, related to state operating loss carryforwards which are more likely than not to expire unutilized. If future events differ from the Company's current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company's results of operations, financial condition, or capital position.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company and its insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital which it and its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the National Association of Insurance Commissioners' (the "NAIC") risk-based capital formula. Most of these factors are outside of the Company’s control.

At its June 2018 meeting, the NAIC's Capital Adequacy Task Force adopted a change to the formula used to calculate risk-based capital following the recent reduction to the maximum federal corporate income tax rate. The NAIC's risk-based capital formula now employs a tax factor that assumes a maximum 21% corporate income tax rate, instead of a maximum 35% rate. This change is likely to have an adverse effect on the risk-based capital ratios of the Company and its subsidiaries when it becomes effective at the end of 2018.

Another proposed change to the NAIC's risk-based capital formula that is currently under consideration would update the factors used to calculate required capital for bonds. While the extent and timing of this change is unknown, if adopted, the revision would likely increase the Company's required capital and decrease the statutory risk-based capital ratios of U.S. life insurance companies, including the Company and its subsidiaries. The foregoing change, if adopted, could have a material and adverse effect on the Company's financial condition and/or results of operations.

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

Organizations that opposed the DOL’s fiduciary regulations have filed lawsuits aimed at overturning them. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit") issued a ruling vacating all aspects of the DOL’s 2016 fiduciary “rule,” including the changes to the definition of “investment advice fiduciary,” the creation of the Best Interest Contract Exemption (the "BIC Exemption"), and the amendments to existing Prohibited Transaction Exemptions. The DOL declined to seek rehearing or petition the U.S. Supreme Court for review, and on June 21, 2018, the Fifth Circuit issued its mandate officially vacating the DOL's fiduciary rule in its entirety. While there remain some avenues for further review of the Fifth Circuit's ruling, it appears likely that firms providing investment advice will rely once again on the more limited definition of "fiduciary" that had been in effect prior to the fiduciary rule's implementation, along with the previous form of Prohibited Transaction Exemption 84-24 for recommendations relating to, among other things, the sale of insurance products. Because the Fifth Circuit's order also revoked the BIC Exemption on which providers may have been relying since June 2017, however, the DOL has announced a conditional enforcement policy pending the issuance of further guidance and may take further actions in light of the Fifth Circuit's decision.

In addition to the foregoing, the NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company's products are sold.

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

Changes to tax law, such as the effect of the Tax Cuts and Jobs Act enacted on December 22, 2017, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

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

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law provides certain benefits to the Company, such as the deferral of current taxation on derivatives' and securities' economic income and the current deduction for future policy benefits and claims. The Tax Cuts and Jobs Act (the "Tax Reform Act"), which was enacted in December 2017, will require the Company to report higher amounts of taxable income both currently and in the future. However, the legislation also significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future.

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
2
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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2018, filed on August 13, 2018 formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*Incorporated by Reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 13, 2018	By:	/s/ PAUL R. WELLS
Paul R. Wells
Senior Vice President, Chief Accounting Officer,
and Controller