Form 10-K
period 2018-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2019-03-25
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2018:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 2, 2019:  5,000,000
Documents Incorporated by Reference: None
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2018

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
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity (the “Merger”). As a result of the Merger, PLC is a direct, wholly owned subsidiary of Dai-ichi Life.
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above. This segment also includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries. The Company periodically evaluates its operating segments and makes adjustments to our segment reporting as needed.
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
The following table presents the Life Marketing segment’s sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2018	$168
2017	172
2016	170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
For the year ended December 31, 2014	130

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
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price. Other than cash received as part of the acquired Liberty investment portfolio as reflected in “amounts received from reinsurance transaction” in the Consolidated Statement of Cash Flows and as reflected in the table below, this was a non-cash transaction.

All policies issued in states other than New York were ceded to the Company under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.
On January 23, 2019, the Company entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which the Company will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, the Company will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by PLC.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.
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

The Company’s fixed annuities include indexed annuities, single premium deferred annuities, and single premium immediate annuities. The Company’s fixed annuities also include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are “market-value adjusted” upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates.
The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2018	$2,140	$298	$2,438
2017	1,131	426	1,557
2016	727	593	1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
For the year ended December 31, 2014	831	953	1,784
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
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2018	$89	$1,250	$1,339
2017	116	1,650	1,766
2016	190	1,667	1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—
For the year ended December 31, 2014	42	50	92

Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment’s products are primarily marketed through a national network of approximately 7,825 automobile, marine, powersports and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2018	$449
2017	504
2016	467
For the period of February 1, 2015 to December 31, 2015	451

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$35
For the year ended December 31, 2014	458
In 2018, all of the segment’s sales were through the automobile, RV, marine, and powersports dealer distribution channel and approximately 82.5% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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
Investments
As of December 31, 2018 (Successor Company), the Company’s investment portfolio was approximately $65.8 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company’s investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company’s investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company’s investment portfolio for the successor period. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment Operations, and Note 7, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from continuing operations of the Company:

Successor Company
				Realized Investment Gains (Losses)
	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
For The Year Ended December 31, 2018	$66,546,973	$2,338,902	3.7%	$79,097	$(253,000)
For The Year Ended December 31, 2017	54,983,606	1,923,056	3.6%	(137,041)	111,975
For The Year Ended December 31, 2016	51,140,568	1,823,463	3.6%	49,790	72,882
February 1, 2015 to December 31, 2015	45,716,700	1,532,796	3.3%	58,436	(193,928)

Predecessor Company
		Realized Investment Gains (Losses)
For The Period of	Net Investment Income	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$164,605	$22,031	$80,672

Predecessor Company
				Realized Investment Gains (Losses)
For The Year Ended December 31,	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(Dollars In Thousands)
2014	$46,326,345	$2,098,013	4.5%	$(13,492)	$198,027
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2018 (Successor Company), the Company’s mortgage loan holdings were approximately $7.7 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Mortgage Loans to the consolidated financial statements included herein.

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
The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company’s acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company and its insurance subsidiaries, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company’s securities or products. A downgrade or other negative action by a ratings organization with respect to our credit rating could limit the Company’s access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating organizations may take various actions, positive or negative, with respect to the Company’s debt ratings, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.

Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

		Successor Company			Predecessor Company
	For The Year Ended December 31,			February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2018	2017	2016			2014
	(Dollars In Thousands)				(Dollars In Thousands)
New Business Written
Life Marketing	$59,716,949	$52,154,590	$48,654,140	$37,677,352	$3,425,214	$35,967,402
Asset Protection	373,765	483,299	646,225	641,794	58,345	878,671
Total	$60,090,714	$52,637,889	$49,300,365	$38,319,146	$3,483,559	$36,846,073

	Successor Company				Predecessor Company
	As of December 31,				As of December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)				(Dollars In Thousands)
Business Acquired Acquisitions	$31,127,401	$—	$83,285,951	$—	$—
Insurance In-Force at End of Year (1)
Life Marketing	$641,004,417	$613,752,209	$590,021,218	$565,858,830	$546,994,786
Acquisitions	259,168,414	246,499,115	263,771,251	199,482,477	215,223,031
Asset Protection	1,220,801	1,466,334	1,721,641	1,910,691	2,055,873
Total	$901,393,632	$861,717,658	$855,514,110	$767,251,998	$764,273,690

(1)
Reinsurance assumed has been included, reinsurance ceded (Successor 2018 - $302,149,614; 2017 - $328,377,398; 2016 - $348,994,650; 2015 - $368,142,294); (Predecessor 2014 - $388,890,060) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2018	5.1%
2017	4.5
2016	4.9
2015	4.2

Predecessor Company
As of December 31,	Ratio of Voluntary Termination
2014	4.7%

Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2018	$5,234,731	$13,720,081	$12,288,919
2017	4,698,371	10,921,190	13,956,071
2016	3,501,636	10,642,115	13,244,252
2015	2,131,822	10,719,862	12,829,188

Predecessor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2014	$1,959,488	$10,724,849	$13,383,309
Underwriting
The underwriting policies of the Company’s insurance subsidiaries are established by management. With respect to individual insurance, the subsidiaries use information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, motor vehicle records, previous underwriting records, attending physician statements and/or the results of a medical exam, to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a “simplified issue” approach for certain policies. In the case of “simplified issue” policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant’s inability to make an unqualified health certification, indicate adverse health of the applicant.
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
The Company utilizes an advanced underwriting system, TeleLife®, for certain product lines in its life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means. The Company also introduced a streamlined underwriting approach that utilizes the TeleLife® process and noninvasive risk selection tools to approve some applications without requiring a paramedical exam or lab testing.
The Company’s maximum retention limit on directly issued business is $5,000,000 for any one life on certain of its traditional life and universal life products.
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
The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities for traditional life, immediate annuity, and health contracts, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which generally differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, deferred annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest. Additional liabilities are held as appropriate for excess benefits above the account value.
Federal Taxes
In general, existing law generally exempts policyholders from current taxation on an increase in the value of their life insurance and annuity products during these products’ accumulation phase. This favorable tax treatment gives certain of the Company’s products a competitive advantage over investment products. If tax laws are revised such that there is an elimination or scale-back of this favorable tax treatment, or competing investment products are granted similar tax treatment, then the relative attractiveness of the Company’s products may be reduced or eliminated.

The Company is subject to corporate income, excise, franchise, and premium taxes. In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. It significantly changed U.S. tax law. For example, it lowered the corporate income tax rate, beginning in 2018. This resulted in a decrease in the Company’s effective tax rate. The Tax Reform Act increases the Company’s taxable income, as a result of changes regarding policy acquisition costs and policyholder benefit reserves. While overall the Tax Reform Act will cause the Company to report higher amounts of taxable income, the Company expects to pay less future income taxes due to the lower tax rate.

In addition, life insurance products are often used to fund estate tax obligations. Recent and possibly future changes to estate tax law may affect the demand for life insurance products.

The Company’s insurance subsidiaries are generally taxed in the same manner as are other companies in the industry. Certain tax law restrictions prevent the immediate inclusion of recently-acquired life insurance companies in the Company’s consolidated income tax return. Additionally, these restrictions limit the amount of life insurance income that can be offset by non-life-insurance losses. Overall, these restrictions may cause the Company’s effective tax rate to increase.

The Company’s decreased reliance on reinsurance for newly written traditional life products resulted in a reduction in the taxes which the Company currently pays, offset by an increase in its deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain of the Company products are dependent on the continuation of certain tax benefits which are provided by current tax law and the Company’s ability to generate future taxable income.
Competition
Life and health insurance is a mature and highly competitive industry. In recent years, the industry’s life insurance sales have been relatively flat, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business, including in the Acquisitions segment.

The Company encounters competition for sales of life insurance and retirement products from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

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

The Company encounters competition in its Acquisitions segment from other insurance companies as well as from other types of acquirers, including private equity investors. Many of these competitors may have greater financial resources than the

Company and may be willing to assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations.
Risk Management
Risk management is a critical part of the Company’s business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management, hedging, and technology. The Company’s Enterprise Risk Management office, under the direction of the Chief Risk Officer, along with other departments, management groups and committees, have responsibilities for managing different risks throughout the Company. Risk management includes the assessment of risk, a decision process which includes determining which risks are acceptable and the monitoring and management of identified risks on an ongoing basis. The primary objectives of these risk management processes are to determine the acceptable level of variations the Company experiences from its expected results and to implement strategies designed to limit such variations to these levels.
Regulation
State Regulation
The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, data security, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.
The Company’s insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company or its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company or its subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company’s insurance company subsidiaries.
Under the insurance guaranty fund laws in most states, insurance companies doing business in the state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long-term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

In addition, many states, including the states in which the Company’s insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where PLICO is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition. Holding company legislation has been adopted in certain states where the Company’s insurance subsidiaries are domiciled, which subjects the subsidiaries to increased reporting requirements. Holding company legislation has also been proposed in additional states, which, if adopted, will subject any domiciled subsidiaries to additional reporting and supervision requirements.
The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on their ability to pay dividends. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2019 is approximately, in the aggregate, to be $154.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. Furthermore, some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in various states without affirmative action by those states.

The NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. The NAIC and several states, including Connecticut, Nevada, New Jersey, and New York have passed laws or proposed regulations requiring insurers, investment advisers, broker-dealers, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These standards vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

Federal Regulation

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress which could affect the Company’s business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act"). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways, including by potentially treating small blocks of business the Company has offered or acquired over the years as health insurance, as well as by potentially affecting the benefit plans the Company sponsors for employees or retirees and their dependents and the Company’s expenses and tax liabilities related to the provision of such benefits. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act, all of which could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”) made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act directed existing and newly-created government agencies and bodies to perform studies and promulgate a multitude of regulations implementing the law, a process that has substantially advanced but is not yet complete. Although the current presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition, or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the United States Securities and Exchange Commission (the “SEC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. In collaboration with U.S. federal banking regulators, the CFTC has adopted regulations which categorize the Company as a “financial end-user” which is thereby required to post and collect margin in a variety of derivatives transactions. Recommendations and reports from entities created under the Dodd-Frank Act, such as the Federal Insurance Office (“FIO”) and the Financial Stability Oversight Council (“FSOC”), could also affect the manner in which insurance and reinsurance are regulated in the U.S. and, thereby, the Company’s business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the CFTC. The Company and certain of its subsidiaries sell products that may be regulated by the CFPB, and the Company is unable to predict at this time the ways in which the CFPB’s regulations might directly or indirectly affect the Company or its subsidiaries.

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On April 18, 2018, the SEC voted to propose rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the proposed regulations, a broker-dealer would be required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. The SEC also proposed an interpretation reaffirming and, in some cases, clarifying its views of the fiduciary duty that investment advisers owe to their clients. Another SEC proposal would require broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, as well as a restriction on the use of the terms “adviser” and “advisor” by broker-dealers. The comment period on the proposals closed on August 7, 2018. The SEC has indicated that it will issue a final version of the regulations and the interpretation before the end of the third quarter 2019.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs, supervises, and supports sales of its annuities and, where applicable, life insurance products. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. Any of the foregoing regulatory, legislative, or judicial measures or the reaction to such activity by consumers or other members of the insurance industry could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

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

Cyber Security Regulation

In response to the growing threat of cyber attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations that, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “NAIC Model Law”), which is intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. To date, South Carolina, Michigan, and Ohio have adopted cybersecurity regulations that are based, at least in part, on the NAIC’s Model Law, and several other states have pending or are considering adopting regulations based on the NAIC Model Law. Additionally, the New York Department of Financial Services (“DFS”) issued regulations governing cybersecurity requirements for financial services companies, which became effective in March 2017. The DFS regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cybersecurity programs to address such risks, as well as file annually with DFS a program compliance certification pertaining to their compliance with DFS cybersecurity requirements. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt data security laws.

The Company has implemented information security policies that are designed to address the security of the Company’s information assets, which include personally identifiable information (“PII”) and protected health information (“PHI”), as well as other proprietary and confidential information about the Company, its employees, customers, agents, and business partners. Additionally, the Company has an information risk management committee that, among other things, reviews emerging risks and monitors regulatory requirements and industry standards relating to the security of the Company’s information assets, monitors the Company’s cybersecurity initiatives, and approves the Company’s cyber incident response plans. This committee meets regularly, and the Board of Directors receives reports regarding cybersecurity matters. Furthermore, as part of the Company’s information security program, the Company has included security features in its systems that are intended to protect the privacy and integrity of the Company’s information assets, including PII and PHI. Notwithstanding these efforts, cyber threats and related legal and regulatory standards applicable to the insurance industry are rapidly evolving, and the Company’s and the Company’s business partners’ and service providers’ systems may continue to be vulnerable to security breaches, viruses, programming errors, and other similar disruptive problems or incidents. Any such incident could have a material adverse effect on the Company’s operations, reputation, customer relationships, and financial condition.

Other Regulation

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. The Company’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2018, PLC and the Company had approximately 2,957 employees, of which 2,948 were full-time and 9 were part-time employees. Included in the total were approximately 1,568 employees in Birmingham, Alabama, of which 1,562 were full-time and 6 were part-time employees. None of the the Company’s employees are represented by a union and the Company is not a party to any collective bargaining agreements. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2018 was approximately $17.8 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan. The Company matches employee contributions to its 401(k) plan. See Note 17, Employee Benefit Plans to our consolidated financial statements for additional information.
Intellectual Property

The Company relies on a combination of intellectual property laws, confidentiality procedures and policies, and contractual provisions to protect its brand and its intellectual property, which includes copyrights, trademarks, patents, domain names, and trade secrets. The success of the Company’s business depends on its continued ability to use and protect its intellectual property, including its trademark and service mark portfolio which is composed of both United States registered and common law trademarks and service marks, including the Company’s Protective name and logo. The Company’s intellectual property assets are valuable to the Company in maintaining its brand and marketing its products; thus, the Company maintains and protects its intellectual property assets from infringement and dilution.
Available Information
The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The Company is an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains the Company’s annual, quarterly, and current reports and other information filed electronically by the Company.
The Company makes available free of charge through its website, http://www.protective.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC. The Company will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P.O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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
The Company has adopted a Code of Business Conduct, which applies to all directors, officers and employees of the Company and its wholly owned subsidiaries. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company and its subsidiaries. The Code of Conduct is available on the Company’s website, http://investor.protective.com/corporate-governance/code-of-conduct.
Item 1A.      Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties which are discussed more fully below.
General Risk Factors
The Company is exposed to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics, malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made and such measures may not adequately predict the impact on the Company from such events. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic, malicious act, cyber attack, terrorist act, or the effects of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the Company’s business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

A disruption or cyber attack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition, and results of operations.

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counterparties, service providers, and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged, or destroyed by intentional or unintentional acts or events such as cyber attacks, viruses, sabotage, unauthorized tampering, physical or electronic break-ins or other security breaches, acts of war or terrorism, human error, system failures, failures of power or water supply, or the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged, or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. Disruption, damage, or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair, or reinstate functionality, which could materially adversely impact the Company’s business and its financial condition and results of operations.

While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Additionally, we may not become aware of sophisticated cyber attacks for some time after they occur, which could increase the Company’s exposure. We may have to incur significant costs to address or remediate interruptions, threats, and vulnerabilities in our information and technology systems and to comply with existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyber attacks increase.

The Company has relationships with vendors, distributors, and other third parties that provide operational or information technology services to us. Although the Company conducts due diligence, negotiates contractual provisions, and, in many cases, conducts periodic reviews of such third parties to confirm compliance with our information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations. While we maintain cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company retains confidential information in various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect the information and it relies on commercial technologies to maintain the security of its systems and to maintain the security of its transmission of such information to other parties, including its business partners, counterparties and service providers. The Company’s business partners, counterparties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional or unintentional breach or compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration, or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations, reputation and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate and implement effective preventative or detective measures against security breaches of all types because the techniques used to attack technologies and data systems change frequently or are not recognized until launched and because cyber attacks can originate from a wide variety of sources or parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of our system, through phishing, phone calls, or other efforts, to deliberately or inadvertently disclose sensitive information in order to gain access to our data or that of our customers or clients.

Additionally, cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability, and material claims and penalties that we cannot currently predict or anticipate. As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures and computer systems, and to investigate and remediate any information security vulnerabilities. If the Company experiences cyber attacks or other data security events or other technological failures or lapses, including unauthorized access to, loss of, or acquisition of information collected or maintained by the Company or its business partners or vendors, the Company may be subject to regulatory inquiries or proceedings, litigation or reputational damage, or be required to pay claims, fines, or penalties. While the Company has experienced cyber-events and other data security events in the past, and to date the Company has not suffered any material harm or loss relating to such attacks, events, failures or lapses at the Company or third parties, there can be no assurance that the Company will not suffer such harm or losses in the future.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates.

In the conduct of business, the Company makes certain assumptions and utilizes certain internal models regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions and models are used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions and models are also used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s financial statements. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition may be adversely affected.

Mortality, morbidity, and casualty assumptions incorporate underlying assumptions about many factors. Such factors may include, for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience may differ from expectations derived from the Company’s models. In addition, continued activity in the viatical, stranger-owned, and/or life settlement industry could cause the Company’s level of lapses to differ from its assumptions about premium persistency and lapses, which could negatively impact the Company’s performance.

Additionally, the calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and relies, in certain instances, on third parties to make or assist in making such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. The systems and procedures that the Company develops and the Company’s reliance upon third parties could result in errors in the calculations that impact our financial statements or affect our financial condition.

Models, assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by errors in the design, implementation, or use of its models, actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

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

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company, its affiliates, or other parties to the transaction may be unable to obtain regulatory approvals required to complete an acquisition transaction. If the Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner, or retain key personnel and business relationships necessary to achieve anticipated financial results. In addition, a number of risks may arise in connection with businesses or blocks of insurance business that the Company acquires or reinsures, including unforeseen liabilities or asset impairments; rating agency reactions; and regulatory requirements that could impact our operations or capital requirements. Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company may experience competition in its acquisition segment.

The Company also faces significant competition in its acquisitions segment, including with respect to the acquisition of suitable target companies, business operations, and blocks of reinsurance business. Other market participants may have competitive advantages, including with respect to access to capital (whether on more favorable terms or at a lower cost), investment return requirements, taxation, and risk tolerances.

Assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect the Company.

On October 1, 2013, the Company completed the acquisition of MONY Life Insurance Company (“MONY”) from AXA Financial, Inc. MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, an accounting mechanism known as a closed block (the “Closed Block”) was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization. Please refer to Note 4, MONY Closed Block of Business, to the consolidated financial statements for a more detailed description of the Closed Block.

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, variable life and annuity deposits are invested in funds managed by third parties, certain modified coinsurance assets are managed by third parties, and the Company enters into derivative transactions with various counterparties and clearinghouses. The Company may rely upon third parties to administer certain portions of its business or business that it reinsures. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

Certain of these other parties may act on behalf of the Company or represent the Company in various capacities. Consequently, the Company may be held responsible for obligations that arise from the acts or omissions of these other parties.

Most of the Company’s products are sold through independent third-party distribution channels. There can be no assurance that the terms of these relationships will remain acceptable to us or the distributors, as they are subject to change as a result of business combinations, mergers, consolidation, or changes in business models, compensation arrangements, or new distribution channels. If one or more key distributors terminated their relationship with us, increased the costs of selling our products, or reduced the amount of sales they produce for us, our results of operations could be adversely affected. If we are unsuccessful in attracting and retaining key associates who conduct our business, sales of our products could decline and our results of operations and financial condition could be materially adversely affected.

Because our products are distributed through unaffiliated third-party distributors, we may not be able to fully monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business. In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher compensation than we do, these distributors may concentrate their efforts on selling our competitors’ products instead of ours.

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

Events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition.

There are events which could harm our reputation, including, but not limited to, regulatory investigations, adverse media commentary, legal proceedings, and cyber or other information security events. Depending on the severity of damage to our reputation, our sales of new business, and/or retention of existing business could be negatively impacted, and our ability to compete for acquisition transactions or engage in financial transactions may be diminished, all of which could adversely affect our results of operations or financial condition.

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

Developments in technology may impact our business.

Technological developments and unforeseen changes in technology may impact our business. Technology changes are increasing customer choices about how to interact with companies generally. Evolving customer preferences may drive a need to redesign our products, and our distribution channels and customer service areas may need to change to become more automated and available at the place and time of the customer’s choosing. Additionally, changes in technology may impact our operational effectiveness and could have an adverse effect on our unit cost competitiveness. Such changes have the potential to disrupt our business model.

Technology may also have a significant impact on the companies in which we invest. For example, consumers may change their purchasing behavior to favor online shopping activity, which may adversely affect the value of retail properties in which we invest.

Advancements in medical technologies may also impact our business. For example, genetic testing and the availability of that information unequally to consumers and insurers can result in anti-selection risks if data from genetic testing gives our prospective customers a clearer view into their future health and longevity expectations, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision based on information that is not available to us. Also, advancements in medical technologies that extend lives may challenge our actuarial assumptions, especially in the annuity business.

Risks Related to the Financial Environment

Interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business.

Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates could negatively affect the Company’s interest earnings and spread income.

Additionally, changes or reforms to London Inter-Bank Offered Rate (“LIBOR”), or uncertainty regarding the reliability or continued use of LIBOR as a benchmark interest rate, may impact interest rates in the markets in which the Company conducts business. Alternative reference rates, including the Secured Overnight Funding Rate (“SOFR”), have been announced, and it is unclear how markets will respond to these new rates, the effect of changes or reforms to LIBOR, or discontinuation of LIBOR. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending and related activities we conduct in our investment management business, and any other assets or liabilities whose value is tied to LIBOR, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of such instruments.

Lower interest rates may also result in lower sales of certain of the Company’s life insurance and annuity products. Additionally, during periods of declining or low interest rates, certain previously-issued life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans, and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company’s investments earn lower returns. Certain of the Company’s life insurance and annuity products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income or may earn less interest on its investments than it is required to credit to policyholders should interest rates decrease significantly and/or remain low for sustained periods. Additionally, the profitability of certain of the Company’s life insurance products that do not have significant account balances could be reduced should interest rates decrease significantly and/or remain low for sustained periods.

The Company’s expectations for future interest earnings and spreads are important components in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Sustained periods of low interest rates could also result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with the Company’s products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed-income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly-rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) (“AOCI”)), and statutory risk-based capital ratios.

Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions. In general, the Company’s results of operations improve when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively-sloped curve.

The Company’s investments are subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability domestically or abroad, could have an adverse impact in several ways on either the Company’s financial condition or results from operations. The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values which could be heightened by volatility or disruption. The factors affecting the financial and credit markets could lead to other-than-temporary impairments of assets in the Company’s investment portfolio.

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee, and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers, and guarantors.

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

Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed-income instruments in the Company’s investment portfolio. A widening of credit spreads will increase the unrealized losses in the Company’s investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company’s investment portfolio.

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

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, to pay its operating expenses, interest on our debt and dividends on our capital stock, to provide our subsidiaries with cash or collateral, maintain our securities lending activities and to replace certain maturing liabilities. Volatility or disruption in the credit markets could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and universal life insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures. Without sufficient liquidity, we could be forced to curtail our operations and limit our investments, and our business and financial results may suffer. The Company’s sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company’s sources of liquidity also include a variety of short-term and long-term borrowing arrangements, including issuing debt securities.

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

Volatility in equity markets may deter prospective purchasers of variable life and annuity products and fixed annuity products that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Decreases in policy fees could materially and adversely affect the profitability of our variable annuity products.

Equity market volatility can also affect the profitability of annuity products with riders. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed living withdrawal benefits (“GLWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products. While these liabilities are hedged, there still may be a possible resulting negative impact to net income and to the statutory capital and risk-based capital ratios of the Company’s insurance subsidiaries.

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

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument. In addition, the Company may fail to identify risks, or the magnitude of risks, to which it is exposed. The derivative financial instruments used by the Company in its risk management strategy may not be properly designed, may not be properly implemented as designed and/or may be insufficient to hedge the risks in relation to the Company’s obligations.

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

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable or within the Company’s control. Furthermore, our sole stockholder is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company’s financial condition and/or results of operations.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company manages its liabilities and configures its investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities. While the Company owns a significant amount of liquid assets, a certain portion of its assets are relatively illiquid. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust its liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms. If the Company is forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company’s financial condition, the degree of which would vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

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

Deferred tax assets are attributable to certain differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets represent future savings of taxes which would otherwise be paid in cash. In general, the realization of deferred tax assets is dependent upon the generation of sufficient future ordinary and capital taxable income. Realization may also be limited for other reasons, including but not limited to changes in tax rules or regulations. If it is determined that a certain deferred tax asset cannot be realized, then a deferred tax valuation allowance is established, with a corresponding charge to either adjusted operating income or other comprehensive income (depending on the nature of the deferred tax asset).

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $2.0 million and $4.7 million as of December 31, 2018 and December 31, 2017, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. These assets are state income tax-related. If future events differ from the Company’s current forecasts, an additional valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could lead to downgrades in our credit and financial strength ratings and have a material adverse effect on its liquidity and/or results of operations.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company’s insurance subsidiaries, the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the National Association of Insurance Commissioners (the “NAIC”) risk-based capital formulas. Most of these factors are outside of the Company’s control.

At its June 2018 meeting, the NAIC’s Capital Adequacy Task Force adopted a change to the formulas used to calculate risk-based capital to reflect a lower federal corporate income tax rate. The NAIC’s risk-based capital formulas now employ a tax factor of 21%, instead of 35%. This change had a one-time lowering effect on the risk-based capital ratios of the Company and its subsidiaries when it became effective at the end of 2018.

A proposed change to the NAIC’s risk-based capital formula that is currently under consideration would update the factors used to calculate required capital for bonds. While the extent and timing of this proposed change is unknown, if adopted, it would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating organizations may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company’s ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in the Company, its insurance subsidiaries, or both being required to collateralize reserves, balances, or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to our debt ratings and financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of Dai-ichi Life. Any negative action by a rating organization could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

The Company operates as a holding company and depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

The Company operates as a holding company for its insurance and other subsidiaries and does not have any significant operations of its own. The Company’s primary sources of funding are dividends from its operating subsidiaries, revenues from investment, data processing, legal, and management services rendered to subsidiaries, investment income, and external financing. These funding sources support the Company’s general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

The states in which the Company’s insurance subsidiaries are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its insurance subsidiaries if they determine that the payments could be adverse to the insurance subsidiary or its policyholders or contract holders. In addition, the amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

The Company could be adversely affected by an inability to access FHLB lending.

Certain subsidiaries of the Company are members of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides these Company subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The extent to which membership or the FHLB services are available could be impacted by legislative or regulatory action at the state or federal level. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

In addition, the ability of the Company or its subsidiaries to access liquidity from the FHLB is impacted by other factors that are dependent on market conditions or policies established by the FHLB. Fluctuations in the market value of collateral can adversely impact available borrowing capacity. Changes in collateral haircuts established by the FHLB and what is deemed to be eligible collateral by the FHLB can also impact the amount and availability of funding.

The Company’s securities lending program may subject it to liquidity and other risks.

The Company maintains a securities lending program in which securities are loaned to third parties, including brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which it separately maintains. The Company invests the collateral in other securities, including primarily short-term government repo and money market funds. Securities loaned under the program may be returned to the Company by the borrower at any time, requiring the Company to return the related cash collateral. In some cases, the Company may use the cash collateral provided to purchase other securities to be held as invested collateral, and the maturity of such securities may exceed the term of the securities loaned under the program and/or the market value of such securities may fall below the amount of cash collateral that the Company is obligated to return to the borrower of the Company’s loaned securities. If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell the securities held as invested collateral to meet the obligation, the Company may have difficulty selling such securities in a timely manner and/or the Company may be forced to sell the securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. In addition, the Company’s ability to sell securities held as invested collateral may be restricted under stressful market and economic conditions in which liquidity deteriorates.

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

Industry and Regulatory Related Risks

The business of the Company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations.

The Company is subject to regulation by the United States Securities and Exchange Commission (the “SEC”) and each of the states in which it conducts business. ProEquities, the Company’s broker dealer, is subject to the Financial Industry Regulatory Authority (“FINRA”). In many instances, the regulatory models emanate from the NAIC and, at the state level, from the North American Securities Administrators Association. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices, and the remittance of unclaimed property. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.

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

At the federal level, the executive branch or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material. In addition, our broker-dealer subsidiary and our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and FINRA. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the broker-dealer subsidiary from carrying on its businesses in the event that it fails to comply with such laws and regulations. The foregoing regulatory or governmental bodies, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, registered representatives, associated persons, and employees. In recent years, there has been increased scrutiny of the insurance industry by these bodies, which has included more extensive examinations, regular sweep inquiries, and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations, or financial condition.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving method for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated nine insurance groups as G-SIIs. The IAIS is developing the policy measures which include higher capital requirements and enhanced supervision. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated periodically by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including the Company, could be designated as a G-SII.

The IAIS is also in the process of developing a common framework for the supervision of internationally active insurance groups (“IAIGs”). The framework, which is currently under discussion, may include a global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements. In addition, the IAIS is developing a model framework for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS has also published a framework for assessing and mitigating global systemic risk. The framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. It is likely that the combined Dai-ichi Life group will be deemed an IAIG, in which case it, and the Company, may be subject to supervision requirements, capital measurement standards, and enhanced disclosures beyond those applicable to any competitors who are not designated as an IAIG.

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

NAIC actions, pronouncements and initiatives may affect the Company’s product profitability, reserve and capital requirements, financial condition, or results of operations.

Although some NAIC pronouncements, particularly as they affect accounting, reserving and risk-based capital issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of a non-domiciliary state. Neither the action of the non-domiciliary state nor the action of the NAIC is binding on a domiciliary state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting, or actuarial issue may result in non-compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, interpretations, and instructions may be applied with retroactive impact, particularly in areas such as accounting, reserve and risk-based capital requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, insurer use of captive reinsurance companies, variable annuity reserves and capital treatment, certain aspects of insurance holding company reporting and disclosure, reinsurance, cybersecurity practices, liquidity assessment, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC is studying a group capital calculation that would measure capital across U.S.-based insurance groups. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition, or results of operations.

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

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the “Preamble”) of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws, and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause us to recapture business from and unwind our existing variable annuity captive (“VA Captive”).

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

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the affected business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable to third party finance providers with respect to certain structures, diminished capital position, and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

Laws, regulations, and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments, or escheatments.

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

The Uniform Laws Commission has adopted revisions to the Uniform Unclaimed Property Act in a manner likely to impact state unclaimed property laws and requirements, though it is not clear at this time to what extent or whether requirements will conflict with otherwise imposed search requirements. Other life insurance industry associations and regulatory associations are also considering these matters. Certain states have amended or may amend their unclaimed property laws in a manner which creates additional obligations for life insurance companies. The enactment or amendment of such unclaimed property laws may require the Company to incur significant expenses, including benefits with respect to terminated policies for which no reserves are currently held and unanticipated operational expenses. Any of the foregoing could have a material adverse effect on the Company’s financial condition and results of operations.

A number of state treasury departments and administrators of unclaimed property have audited life insurance companies for compliance with unclaimed property laws, and state insurance regulators have initiated targeted multi-state examinations of life insurance companies with respect to the companies’ claims paying practices and use of a Death Database to identify unreported deaths in their life insurance policies, annuity contracts, and retained asset accounts. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. However, a number of life insurers have entered into resolution agreements with state treasury departments and administrators of unclaimed property or settlement or consent agreements with state insurance regulators. The amounts publicly reported to have been paid to beneficiaries, escheated to the states, and/or paid as administrative and/or examination fees to the insurance regulators in connection with the settlement or consent agreements have been substantial.

The Company and certain of its subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations, and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices, or related audits and examinations. Any resulting liabilities, payments, or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

The Company has previously been subject to litigation regarding compliance with the West Virginia Uniform Unclaimed Property Act, but the Company does not believe that losses arising from the litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or if they do, whether such actions will have a material impact on the Company’s financial condition and/or results of operations.

The Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect the Company’s financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted revisions to the Life and Health Insurance Guaranty Association Model Act that, if adopted by states, would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and which increases the cost of future assessments and/or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

The Company is subject to insurable interest laws, rules, and regulations that could adversely affect the Company’s financial condition or results of operations.

The purchase of life insurance products is limited by state insurable interest laws, which in most jurisdictions require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect, which could adversely affect the Company’s financial condition or results of operations.

The Healthcare Act and related regulations could adversely affect the results of operations or financial condition of the Company.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, any amendments or modifications to the Healthcare Act, or any regulatory pronouncement made under the Healthcare Act, will have on its results of operations or financial condition.

Laws, rules, and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the results of operations or financial condition of the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. Although the new presidential administration has indicated a desire to revise or reverse some of its provisions, the fate of these proposals is unclear, and we cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the over-the-counter (“OTC”) derivatives marketplace and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) over OTC derivatives. While the SEC and CFTC continue to promulgate rules required by the Dodd-Frank Act, most rules have been finalized and, as a result, certain of the Company’s derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and new clearing requirements for certain swap transactions (currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some case, to the futures commission merchant as well).

In 2015, U.S. federal banking regulators and the CFTC adopted regulations that will require swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants (“Swap Entities”) to post margin to, and collect margin from, their OTC swap counterparties (the “Margin Rules”). Under the Margin Rules, the Company would be considered a “financial end-user” that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps. In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules will be phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity’s (combined with all of its affiliates) and its counterparty’s (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until September 1, 2020. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April, and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.

Other regulatory requirements may indirectly impact us. For example, non-U.S. counterparties of the Company may also be subject to non-U.S. regulation of their derivatives transactions with the Company. In addition, counterparties regulated by the Prudential Regulators (which consist of the Office of the Comptroller of the Currency, the Board of Governors of the Federal

Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency) are subject to liquidity, leverage, and capital requirements that impact their derivatives transactions with the Company. Collectively, these new requirements have increased the direct and indirect costs of our derivatives activities and may further increase them in the future.

Pursuant to the Dodd-Frank Act, in December 2013, the Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States and, in December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. Specifically, the FIO’s reinsurance report argues that federal officials are well-positioned to make determinations regarding whether a foreign jurisdiction has sufficiently effective regulation and, in doing so, consider other prudential issues pending in the U.S. and between the U.S. and affected foreign jurisdictions. The reinsurance report notes that work continues towards initiating negotiations for covered agreements with leading reinsurance jurisdictions that may have the effect of preempting inconsistent state laws. In 2017, the U.S. and E.U. entered into such a covered agreement. It remains to be seen whether the U.S. will negotiate covered agreements with other major U.S. trading partners. More generally, it remains to be seen whether either of the FIO’s reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and therefore affect the Company’s business.

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to enhanced prudential standards and to supervision by the Board of Governors of the Federal Reserve System. In April 2012, the Financial Stability Oversight Council (the “FSOC”) approved its final rule for designating non-bank financial companies as systemically important financial institutions (“SIFI”). Under the final rule, the Company’s assets, liabilities, and operations do not currently satisfy the financial thresholds that serve as the first step of the three-stage process to designate a non-bank financial company as a SIFI. While recent developments suggest that it is unlikely that FSOC will be designating additional non-bank financial companies as systematically significant, there can be no assurance of that unless and until FSOC’s authority to do so has been rescinded.

The Consumer Financial Protection Bureau (“CFPB”) has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and issued a rule in 2016 amending regulations under the Home Mortgage Disclosure Act that requires the Company to, among other things, collect and disclose extensive data related to its lending practices. At this time, the rule relates to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities, and any mixed-use properties which contain a residential component. It is unclear at this time how burdensome compliance with this or other rules promulgated under the Home Mortgage Disclosure Act will become.

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

Although the full impact of the Dodd-Frank Act cannot be determined until all of the various studies mandated by the law are conducted and all implementing regulations are adopted, many of the legislation’s requirements could have an adverse impact on the financial services and insurance industries. In addition, the Dodd-Frank Act could make it more expensive for us to conduct business, require us to make changes to our business model or satisfy increased capital requirements.

New and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products and to retain in-force business and on our financial condition or results of operations.

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On April 18, 2018, the SEC voted to propose rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the proposed regulations, a broker-dealer would be required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. The SEC also proposed an interpretation reaffirming and, in some cases, clarifying its views of the fiduciary duty that investment advisers owe to their clients. Another SEC proposal would require broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, as well as a restriction on the use of the terms “adviser” and “advisor” by broker-dealers. The comment period on the proposals closed on August 7, 2018. The SEC has indicated that it will issue a final version of the regulations and the interpretation before the end of the third quarter 2019.

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

The NAIC is considering revisions to the Suitability in Annuity Transactions Model Regulation which, if adopted by regulators, could impose a stricter standard of care upon insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. The NAIC and several states, including Connecticut, Nevada, New Jersey, and New York have passed laws or proposed regulations requiring insurers, investment advisers, broker-dealers, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice be in the customer’s best interest. These standards vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

There remains significant uncertainty surrounding the final form that these regulations may take. Our current distributors may continue to move forward with their plans to limit the number of products they offer, including the types of products offered by the Company. The Company may find it necessary to change sales representative and/or broker compensation, to limit the assistance or advice it can provide to owners of the Company’s annuities, to replace or engage additional distributors, or otherwise change the manner in which it designs, supervises, and supports sales of its annuities and, where applicable, life insurance products. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to such rules, and in the aggregate these expenses may be significant. Any of the foregoing regulatory, legislative, or judicial measures or the reaction to such activity by consumers or other members of the insurance industry could have a material adverse impact on our ability to sell annuities and other products, to retain in-force business, and on our financial condition or results of operations.

The Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with its business operations.

Certain life insurance policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the FINRA examine or investigate the activities of broker-dealers, insurer’s separate accounts and investment advisors, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

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

Changes to tax law, or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

In general, existing law exempts policyholders from current taxation on the increase in value of most insurance and annuity products during these products’ accumulation phase. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the law is revised to either reduce the tax favored status of life insurance and annuity products, or to establish the tax favored status of competing products, then all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell their products. Furthermore, such changes would generally cause increased surrenders of existing life insurance and annuity products. For example, a change in law that further restricts the deductibility of interest expense when a business owns a life insurance product would result in increased surrenders of these products.

The Company is subject to corporate income, excise, franchise, and premium taxes. Federal tax law provides certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on derivatives’ and securities’ economic income and the current deduction for future policy benefits and claims. The Tax Cut and Jobs Act (the “Tax Reform Act”), enacted in December 2017, requires the Company to report higher amounts of taxable income both currently and in the future. However, it also significantly reduced the corporate income tax rate. Overall, the Company expects to pay less income tax in the future under the Tax Reform Act.

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

The FASB regularly undertakes projects that could result in significant changes to GAAP. Furthermore, the FASB continues to monitor the development of International Financial Reporting Standards (“IFRS”) and to consider the activities of the International Accounting Standards Board (“IASB”) and how these activities may impact GAAP standard setting and financial reporting. While the SEC has indicated that it does not intend to incorporate IFRS into the U.S. financial reporting system in the near term, any changes to conform or converge the IFRS and GAAP frameworks would impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure. Such changes would affect how we manage our business, as it will likely affect business processes such as the design of products and compensation plans. The Company is unable to predict whether, and if so, when the FASB projects will be adopted and/or implemented, or the degree to which IFRS will be incorporated into the U.S. financial reporting system.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Certain NAIC pronouncements related to accounting and reporting matters take effect automatically without affirmative action by the states, and various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in the state to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The estimated fair value of the operating segment is impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Goodwill, and notes 2 and 11 of the notes to the consolidated financial statements for additional information.

The Company’s indefinite lived intangible assets represent the value of the Company’s insurance licenses on the date of the merger with Dai-ichi Life. These assets are not amortized but are tested for impairment at least annually or more frequently if events or circumstances indicate that the fair value of the indefinite lived intangibles is less than the carrying value. We perform our annual impairment testing of indefinite lived intangibles during the fourth quarter of each year. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment. If it is determined that the indefinite lived intangibles have been impaired, we must write them down by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.

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
The Company’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns three buildings consisting of 620,000 square feet at the home office location. The first building was constructed in 1974, the second building was constructed in 1982, and the third building was constructed in 2004. The Company previously leased the third building, pursuant to a lease which expired in December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. Parking is provided for approximately 2,594 vehicles.
The Company leases administrative and marketing office space in 17 cities (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $11.3 million.
The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

Item 3.	Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 15, Commitments and Contingencies of the notes to the consolidated financial statements, included herein.

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
As of December 31, 2018, approximately $1.5 billion of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.
Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2019 is estimated to be $154.8 million.
PL&A paid no dividends on its preferred stock in 2018 or 2017. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.	Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The income statement data for the years ended December 31, 2018, 2017, 2016 (Successor Company) and the balance sheet data as of December 31, 2018 and 2017 (Successor Company) have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The income statement data for the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and for the year ended December 31, 2014 (Predecessor Company), and the balance sheet data as of December 31, 2016 and 2015 (Successor Company) and as of December 31, 2014 (Predecessor Company), have been derived from the Company’s audited consolidated financial statements not included herein.

See Note 3, Significant Transactions to the consolidated financial statements for a discussion of acquisitions and transactions during 2018.

The selected financial data set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included elsewhere herein. Successor and Predecessor periods are not comparable.

	Successor Company				Predecessor Company
	For The Year Ended December 31,			February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015	For The Year Ended December 31,
	2018	2017	2016			2014
	(Dollars In Thousands)				(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$3,656,508	$3,456,362	$3,389,419	$2,992,822	$260,582	$3,283,069
Reinsurance ceded	(1,383,510)	(1,367,096)	(1,330,723)	(1,174,871)	(91,632)	(1,395,743)
Net of reinsurance ceded	2,272,998	2,089,266	2,058,696	1,817,951	168,950	1,887,326
Net investment income	2,338,902	1,923,056	1,823,463	1,532,796	164,605	2,098,013
Realized investment gains (losses):
Derivative financial instruments	79,097	(137,041)	49,790	58,436	22,031	(13,492)
All other investments	(223,276)	121,087	90,630	(166,935)	81,153	205,302
Other-than-temporary impairment losses	(56,578)	(1,332)	(32,075)	(28,659)	(636)	(2,589)
Portion recognized in other comprehensive income (before taxes)	26,854	(7,780)	14,327	1,666	155	(4,686)
Net impairment losses recognized in earnings	(29,724)	(9,112)	(17,748)	(26,993)	(481)	(7,275)
Other income	321,019	325,411	288,878	271,787	23,388	294,333
Total revenues	4,759,016	4,312,667	4,293,709	3,487,042	459,646	4,464,207
Total benefits and expenses	4,511,428	3,848,659	3,771,028	3,232,854	326,799	3,725,418
Income before income tax	247,588	464,008	522,681	254,188	132,847	738,789
Income tax expense (benefit)	53,661	(718,409)	170,073	74,491	44,325	246,838
Net income	$193,927	$1,182,417	$352,608	$179,697	$88,522	$491,951

	Successor Company				Predecessor Company
	As of December 31,				As of December 31,
	2018	2017	2016	2015	2014
	(Dollars In Thousands)				(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$89,383,069	$79,113,735	$74,465,132	$68,031,938	$69,992,118
Total stable value products and annuity account balances	18,954,812	15,619,561	14,143,751	12,851,684	12,910,217
Non-recourse funding obligations	2,888,329	2,952,822	2,973,829	1,951,563	1,527,752
Total shareowner’s equity	7,042,788	8,324,285	6,739,674	5,187,477	5,831,151

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
IMPORTANT INVESTOR INFORMATION
We file reports with the United States Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through our website, www.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
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
Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. We have an additional reporting segment referred to as Corporate and Other.

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

RECENT SIGNIFICANT TRANSACTIONS
The Lincoln National Life Insurance Company

On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million. All policies issued in states other than New York were ceded to us under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.
Great-West Life & Annuity Insurance Company
On January 23, 2019, we entered into a Master Transaction Agreement (the “ GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which we will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC, will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to us and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, we will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by PLC.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General

•
exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics, malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect our operations and results;

•
a disruption or cyber attack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect our business, financial condition, and results of operations;

•
confidential information maintained in the systems of the Company or other parties upon which we rely could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging our business and reputation and adversely affecting our financial condition and results of operations;

•	our results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates;

•	we may not realize our anticipated financial results from our acquisitions strategy;

•	we may experience competition in our acquisition segment;

•
assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;

•	we are dependent on the performance of others;

•	our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

•	our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

•	events that damage our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition;

•	we may not be able to protect our intellectual property and may be subject to infringement claims;

•	developments in technology may impact our business;
Financial Environment

•	interest rate fluctuations and sustained periods of low or high interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

•	our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

•	credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations;

•	disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financial needs;

•	equity market volatility could negatively impact our business;

•	our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

•	our ability to grow depends in large part upon the continued availability of capital;

•	we could be forced to sell investments at a loss to cover policyholder withdrawals;

•	difficult general economic conditions could materially adversely affect our business and results of operations;

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

•	we could be adversely affected by a ratings downgrade or other negative action by a rating organization;

•	we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;

•	we could be adversely affected by an inability to access FHLB lending;

•	our securities lending program may subject us to liquidity and other risks;

•	our financial condition or results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience;

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

•
new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on our ability to sell annuities and other products and to retain in-force business and on our financial condition or results of operations;

•
we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, FINRA and other federal and international regulators in connection with our business operations;

•	changes to tax law, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•	financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

•	the financial services and insurance industries are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

•	new accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us;

•
if our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;

•	use of reinsurance introduces variability in our statements of income;

•	our reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect us;

•	our policy claims fluctuate from period to period resulting in earnings volatility;

•	we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability; and

•	our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
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
Fair Value of Financial Instruments - The Financial Accounting Standards Board (“FASB”) guidance defines fair value for accounting principles generally accepted in the United States of America (“GAAP”) and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 6, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2018, $1.2 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2018, we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2018, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $414.8 million and $658.8 million, respectively. Of those derivative assets and liabilities, $151.3 million and $438.1 million, respectively, were Level 3 fair values determined by quantitative models.
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
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2018, we held $49.9 billion of available-for-sale investments, including $39.8 billion in investments with a gross unrealized loss of $2.7 million, and $2.6 billion of held-to-maturity investments with a gross unrecognized holding loss of $86.3 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2018, our third party reinsurance receivables amounted to $4.5 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumption changes generally do not affect current results. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated for universal life products, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31, 2018, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an approximate $31.5 million unfavorable impact.
Deferred Acquisition Costs and Value of Business Acquired - In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.1%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. Some examples of acquisition costs that are subject to deferral include commissions, underwriting testing fees, certain direct underwriting costs, and premium taxes. The determination of which costs are deferrable must be made on a contract-level basis. (All other acquisition-related costs, including market research, administration, management of distribution and underwriting functions, and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.) The recovery of the deferred costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2018, we had a deferred acquisition costs (“DAC”) and VOBA asset of $3.0 billion.
We periodically review and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses.
Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within our operating segments to assess the recoverability of the capitalized goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.
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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2018, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2018 and determined that there was no indication that our segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2018 that would impact our conclusion and no such events were identified. As of December 31, 2018, we increased our goodwill balance by approximately $32.0 million. Refer to Note 1, Basis of Presentation for additional information. As of December 31, 2018, we had goodwill of $825.5 million.
Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, premium payment patterns, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. As of December 31, 2018, we had total policy liabilities and accruals of $42.7 billion.
Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of our GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMDB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2018, the GMDB liability, including the impact of reinsurance, was $34.7 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits (“GLWB”) on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2018, our net GLWB liability held was $43.3 million.
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
Deferred Taxes and Uncertain Tax Positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and included these amounts in our consolidated financial statements for the year ended December 31, 2017 and disclosed such items which may have been recorded on a provisional basis. The final accounting was completed on December 22, 2018 and any adjustments to these provisional amounts are included in our consolidated financial statements for the year ended December 31, 2018.
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
After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017 a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% was used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in our effective income tax rate.

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
We periodically review and update as appropriate our key assumptions used to measure certain balances related to insurance products, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest rates, and separate account fund returns. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses. Assumptions may be updated as part of our annual assumption review process, as well as during our quarterly update of historical business activity. This periodic review and updating of assumptions is collectively referred to as “unlocking.” When referring to unlocking the reference is to changes in all balance sheet components associated with these changes. The adjustments associated with unlocking can create significant variability from period to period in the profitability of certain of the Company’s operating segments.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Adjusted Operating Income (Loss)
Life Marketing	$(13,726)	$55,152	$41,457
Acquisitions	282,715	249,749	260,511
Annuities	129,155	171,269	174,362
Stable Value Products	102,328	105,261	61,294
Asset Protection	24,371	17,638	11,309
Corporate and Other	(156,722)	(189,645)	(161,820)
Pre-tax adjusted operating income	368,121	409,424	387,113
Realized gains (losses) on investments and derivatives	(120,533)	54,584	135,568
Income before income tax	247,588	464,008	522,681
Income tax expense (benefit)	53,661	(718,409)	170,073
Net income	$193,927	$1,182,417	$352,608

Pre-tax adjusted operating income	$368,121	$409,424	$387,113
Adjusted operating income tax (expense) benefit	(78,973)	737,513	(122,624)
After-tax adjusted operating income	289,148	1,146,937	264,489
Realized gains (losses) on investments and derivatives	(120,533)	54,584	135,568
Income tax (expense) benefit on adjustments	25,312	(19,104)	(47,449)
Net income	$193,927	$1,182,417	$352,608

Realized investment (losses) gains:
Derivative financial instruments	$79,097	$(137,041)	$49,790
All other investments	(223,276)	121,087	90,630
Net impairment losses recognized in earnings	(29,724)	(9,112)	(17,748)
Less: related amortization(1)	(11,856)	(39,480)	24,360
Less: VA GLWB economic cost	(41,514)	(40,170)	(37,256)
Realized (losses) gains on investments and derivatives	$(120,533)	$54,584	$135,568

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Net income for the year ended December 31, 2018 was $193.9 million which was a decrease of $988.5 million. The decrease in net income was primarily driven by an unfavorable change in income taxes of $772.1 million which was driven by the change in the corporate tax rate in 2017. Pre-tax adjusted operating income was $368.1 million which was a decrease of $41.3 million. The decrease in pre-tax adjusted operating income consisted of a $68.9 million decrease in the Life Marketing segment, a $42.1 million decrease in the Annuities segment, and a $2.9 million decrease in the Stable Value Product segment. These decreases were partially offset by a $33.0 million increase in the Acquisitions segment, a $32.9 million increase in the Corporate and Other segment, and a $6.7 million increase in the Asset Protection segment.

Net realized losses on investments and derivatives for the year ended December 31, 2018 was $120.5 million. These losses were primarily due to net impairments of $29.7 million, equity securities losses of $49.0 million, net losses of $19.1 million related to Modco trading portfolio activity and the associated embedded derivative, and net losses of $86.6 million on VA GLWB derivatives (after adjusting for economic cost and amortization). Our net impairments of $29.7 million were driven by impairments in the utility sector. The equity losses of $49.0 million were primarily driven by the overall decline in market prices during the period. The net losses on VA GLWB derivatives included a $25.8 million loss related to variations in actual sub-account fund performance from the indices included in our hedging program and a $8.5 million loss from changes to policyholder assumptions which was partially offset by a $17.2 million gain related to an increase in our non-performance risk during the period.

•
Life Marketing segment pre-tax adjusted operating loss was $13.7 million for the year ended December 31, 2018, representing a decrease of $68.9 million from the year ended December 31, 2017. The decrease was primarily due to the impact of unlocking, higher reinsurance costs, and higher life claims for the year ended December 31, 2018, as compared to the prior year. The segment recorded an unfavorable $28.9 million of unlocking for the year ended December 31, 2018, as compared to an unfavorable $4.0 million of unlocking for the year ended December 31, 2017.

•
Acquisitions segment pre-tax adjusted operating income was $282.7 million for the year ended December 31, 2018, an increase of $33.0 million as compared to the year ended December 31, 2017, primarily due to the favorable impact of $51.3 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.

•
Annuities segment pre-tax adjusted operating income was $129.2 million for the year ended December 31, 2018, as compared to $171.3 million for the year ended December 31, 2017, a decrease of $42.1 million, or 24.6%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower VA fee income, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $25.0 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $16.5 million of favorable unlocking for the year ended December 31, 2017.

•
Stable Value Products pre-tax adjusted operating income was $102.3 million and decreased $2.9 million, or 2.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2018, was $26.3 million as compared to $33.5 million for the year ended December 31, 2017. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the year ended December 31, 2018, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $24.4 million, representing an increase of $6.7 million, or 38.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract earnings increased $5.6 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines increased $0.5 million and $0.6 million, respectively, primarily due to lower expenses, somewhat offset by lower volume and higher loss ratios.

•
The Corporate and Other segment pre-tax adjusted operating loss was $156.7 million for the year ended December 31, 2018, as compared to a pre-tax adjusted operating loss of $189.6 for the year ended December 31, 2017. The decrease in operating loss is primarily attributable to a decrease in corporate overhead expenses and an increase in investment income.

For The Year Ended December 31, 2017, as compared to The Year Ended December 31, 2016

Net income for the year ended December 31, 2017 was $1,182.4 million which was an increase of $829.8 million. The increase in net income was primarily driven by a favorable change in income taxes of $888.5 million which was driven by the change in the corporate tax rate. Pre-tax adjusted operating income was $409.4 million which was an increase of $22.3 million. The increase in pre-tax adjusted operating income consisted of an $13.7 million increase in Life Marketing segment, a $44.0 million increase in the Stable Value Products segment, and an increase of $6.3 million in the Asset Protection segment. These increases were partially offset by a $10.8 million decrease in the Acquisitions segment and a $27.8 million decrease in the Corporate and Other segment.

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

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,917,190	$1,855,075	$1,772,523
Reinsurance ceded	(873,962)	(843,164)	(800,276)
Net premiums and policy fees	1,043,228	1,011,911	972,247
Net investment income	552,697	550,714	523,989
Other income	3,158	2,599	2,492
Total operating revenues	1,599,083	1,565,224	1,498,728
Realized gains (losses)- investments	(34,212)	(3,661)	5,679
Realized gains (losses)- derivatives	2,986	(5,356)	13,135
Total revenues	1,567,857	1,556,207	1,517,542
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,424,632	1,330,031	1,261,231
Amortization of DAC/VOBA	118,419	119,164	130,560
Other operating expenses	69,758	60,877	65,480
Operating benefits and expenses	1,612,809	1,510,072	1,457,271
Amortization related to benefits and settlement expenses	(12,631)	(10,893)	6,613
Amortization of DAC/VOBA related to realized gains (losses)- investments	(1,502)	1,589	148
Total benefits and expenses	1,598,676	1,500,768	1,464,032
INCOME (LOSS) BEFORE INCOME TAX	(30,819)	55,439	53,510
Less: realized gains (losses)	(31,226)	(9,017)	18,814
Less: amortization related to benefits and settlement expenses	12,631	10,893	(6,613)
Less: related amortization of DAC/VOBA	1,502	(1,589)	(148)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(13,726)	$55,152	$41,457

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales By Product(1)
Traditional	$51,505	$8,065	$1,035
Universal life	116,746	164,074	168,671
BOLI	—	—	—
	$168,251	$172,139	$169,706
Sales By Distribution Channel
Traditional brokerage	$145,280	$147,023	$146,062
Institutional	14,064	16,291	16,294
Direct	8,907	8,825	7,350
	$168,251	$172,139	$169,706
Average Life Insurance In-force(2)
Traditional	$350,398,022	$346,134,076	$361,976,539
Universal life	278,191,468	253,282,098	215,333,069
	$628,589,490	$599,416,174	$577,309,608
Average Account Values
Universal life	$7,752,076	$7,626,868	$7,449,470
Variable universal life	762,812	718,890	624,022
	$8,514,888	$8,345,758	$8,073,492

(1)
Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2)	Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
First year commissions	$192,435	$197,815	$196,353
Renewal commissions	41,314	39,931	38,089
First year ceding allowances	(709)	(2,244)	(3,556)
Renewal ceding allowances	(175,261)	(185,255)	(165,614)
General & administrative	223,663	228,960	213,878
Taxes, licenses, and fees	39,044	36,045	33,068
Other operating expenses incurred	320,486	315,252	312,218
Less: commissions, allowances & expenses capitalized	(250,728)	(254,375)	(246,738)
Other operating expenses	$69,758	$60,877	$65,480
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating loss was $13.7 million for the year ended December 31, 2018, representing a decrease of $68.9 million from the year ended December 31, 2017. The decrease was primarily due to the impact of unlocking, higher reinsurance costs, and higher life claims for the year ended December 31, 2018, as compared to the prior year. The segment recorded an unfavorable $28.9 million of unlocking for the year ended December 31, 2018, as compared to an unfavorable $4.0 million of unlocking for the year ended December 31, 2017.

Operating revenues
Total operating revenues for the year ended December 31, 2018, increased $33.9 million, or 2.2%, as compared to the year ended December 31, 2017. This increase was driven by higher premiums and policy fees.
Net premiums and policy fees
Net premiums and policy fees increased by $31.3 million, or 3.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to an increase in policy fees associated with continued growth in universal life business, as well as increases in traditional life premiums.
Net investment income
Net investment income in the segment increased $2.0 million, or 0.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by higher universal life investment income of $8.8 million, offset by lower traditional life investment income of $5.7 million.
Other income
Other income remained consistent for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased by $94.6 million, or 7.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, driven by unlocking and an increase in claims. For the year ended December 31, 2018, universal life unlocking increased policy benefits and settlement expenses $23.6 million, as compared to an increase of $8.6 million for the year ended December 31, 2017.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $0.7 million, or 0.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to lower VOBA amortization in the traditional life blocks, partially offset by higher VOBA amortization in the universal life block. For the year ended December 31, 2018, universal life unlocking increased amortization $5.3 million, as compared to a decrease of $4.6 million for the year ended December 31, 2017.
Other operating expenses
Other operating expenses increased $8.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase was driven by lower ceding allowances and a decrease in commissions.
Sales
Sales for the segment decreased $3.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower sales in the universal life block, offset by higher traditional life sales. The change between products was due in part to a shift in sales focus from a product within the universal life block to a new term life product.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Impact of reinsurance
 Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(873,962)	$(843,164)	$(800,276)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(805,951)	(710,959)	(776,507)
Amortization of DAC/VOBA	(5,609)	(5,533)	(6,048)
Other operating expenses(1)	(168,583)	(180,435)	(161,352)
Total benefits and expenses	(980,143)	(896,927)	(943,907)
NET IMPACT OF REINSURANCE	$106,181	$53,763	$143,631

Allowances received	$(175,970)	$(187,499)	$(169,170)
Less: Amount deferred	7,387	7,064	7,818
Allowances recognized (ceded other operating expenses)(1)	$(168,583)	$(180,435)	$(161,352)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 265% to 480%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
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
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
The higher ceded premium and policy fees for the year ended December 31, 2018, as compared to the year ended December 31, 2017, was caused primarily by higher universal life policy fees of $66.0 million, partially offset by lower ceded traditional life premiums of $35.3 million.
Ceded benefits and settlement expenses were higher for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to higher ceded claims, partly offset by lower ceded traditional life reserves. Universal life and traditional life ceded claims were $99.4 million and $11.5 million higher, respectively, as compared to the year ended December 31, 2017. Traditional life ceded reserves decreased $28.4 million as compared to the year ended December 31, 2017.
Ceded amortization of DAC and VOBA increased slightly for the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Ceded other operating expenses reflect the impact of reinsurance allowances net of amounts deferred.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,270,045	$1,113,355	$1,180,376
Reinsurance ceded	(317,730)	(328,167)	(348,293)
Net premiums and policy fees	952,315	785,188	832,083
Net investment income	1,108,218	752,520	764,571
Other income	14,313	11,423	10,805
Total operating revenues	2,074,846	1,549,131	1,607,459
Realized gains (losses) - investments	(215,199)	121,036	69,018
Realized gains (losses) - derivatives	167,548	(101,084)	(460)
Total revenues	2,027,195	1,569,083	1,676,017
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,629,590	1,195,105	1,220,674
Amortization of VOBA	18,843	(6,330)	8,218
Other operating expenses	143,698	110,607	118,056
Operating benefits and expenses	1,792,131	1,299,382	1,346,948
Amortization related to benefits and settlement expenses	7,107	8,979	11,467
Amortization of VOBA related to realized gains (losses) - investments	(153)	(609)	(40)
Total benefits and expenses	1,799,085	1,307,752	1,358,375
INCOME BEFORE INCOME TAX	228,110	261,331	317,642
Less: realized gains (losses)	(47,651)	19,952	68,558
Less: amortization related to benefits and settlement expenses	(7,107)	(8,979)	(11,467)
Less: related amortization of VOBA	153	609	40
PRE-TAX ADJUSTED OPERATING INCOME	$282,715	$249,749	$260,511

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$226,695,252	$227,487,175	$233,303,794
Universal life	30,153,143	27,473,477	29,598,014
	$256,848,395	$254,960,652	$262,901,808
Average Account Values
Universal life	$6,643,469	$4,199,568	$4,267,697
Fixed annuity(2)	8,736,331	3,538,204	3,560,389
Variable annuity	1,176,023	1,189,695	1,181,332
	$16,555,823	$8,927,467	$9,009,418
Interest Spread - Fixed Annuities
Net investment income yield	4.18%	4.07%	3.97%
Interest credited to policyholders	3.55	3.28	3.27
Interest spread(3)	0.63%	0.79%	0.70%

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For the Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $282.7 million for the year ended December 31, 2018, an increase of $33.0 million as compared to the year ended December 31, 2017, primarily due to the favorable impact of $51.3 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees increased $167.1 million, or 21.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the premiums associated with the Liberty reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $355.7 million, 47.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, due to the $374.4 million impact of the Liberty reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.
Total benefits and expenses
Total benefits and expenses increased $491.3 million, or 37.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase was primarily due to the Liberty reinsurance transaction, which increased benefits and expenses $528.3 million. This was partly offset by the expected runoff of the in-force blocks of business.
For the Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(317,730)	$(328,167)	$(348,293)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(267,998)	(275,698)	(276,947)
Amortization of VOBA	(635)	(580)	(438)
Other operating expenses	(35,940)	(40,005)	(43,463)
Total benefits and expenses	(304,573)	(316,283)	(320,848)

NET IMPACT OF REINSURANCE(1)	$(13,157)	$(11,884)	$(27,445)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
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
The net impact of reinsurance was less favorable by $1.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower ceded benefits and expenses partly offset by lower ceded revenue. For the year ended December 31, 2018, ceded revenues decreased by $10.4 million, while ceded benefits and expenses decreased by $11.7 million primarily due to lower benefit and settlement expenses.

The net impact of reinsurance was more favorable by $15.6 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to lower ceded revenues. For the year ended December 31, 2017, ceded revenues decreased by $20.1 million, while ceded benefits and expenses decreased by $4.6 million primarily due to lower operating expenses.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$148,033	$152,701	$146,458
Reinsurance ceded	(76,712)	(79,084)	(80,244)
Net premiums and policy fees	71,321	73,617	66,214
Net investment income	335,382	316,582	318,511
Realized gains (losses) - derivatives	(41,514)	(40,170)	(37,256)
Other income	165,444	168,046	160,042
Total operating revenues	530,633	518,075	507,511
Realized gains (losses) - investments	(4,353)	28	(4,256)
Realized gains (losses) - derivatives, net of economic cost	(48,166)	(31,256)	44,257
Total revenues	478,114	486,847	547,512
BENEFITS AND EXPENSES
Benefits and settlement expenses	224,437	212,228	211,816
Amortization of DAC/VOBA	28,426	(11,829)	(16,284)
Other operating expenses	148,615	146,407	137,617
Operating benefits and expenses	401,478	346,806	333,149
Amortization related to benefits and settlement expenses	(525)	4,096	919
Amortization of DAC/VOBA related to realized gains (losses) - investments	(4,152)	(42,642)	5,253
Total benefits and expenses	396,801	308,260	339,321
INCOME BEFORE INCOME TAX	81,313	178,587	208,191
Less: realized gains (losses) - investments	(4,353)	28	(4,256)
Less: realized gains (losses) - derivatives, net of economic cost	(48,166)	(31,256)	44,257
Less: amortization related to benefits and settlement expenses	525	(4,096)	(919)
Less: related amortization of DAC/VOBA	4,152	42,642	(5,253)
PRE-TAX ADJUSTED OPERATING INCOME	$129,155	$171,269	$174,362

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$2,139,616	$1,130,843	$726,640
Variable annuity	298,314	426,353	593,409
	$2,437,930	$1,557,196	$1,320,049
Average Account Values
Fixed annuity(2)	$9,018,539	$8,245,382	$8,191,841
Variable annuity	12,820,420	13,050,411	12,328,057
	$21,838,959	$21,295,793	$20,519,898
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.64%	3.67%	3.69%
Interest credited to policyholders	2.50	2.54	2.65
Interest spread(3)	1.14%	1.13%	1.04%

(1)	Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.

(2)	Includes general account balances held within VA products.

(3)	Interest spread on average general account values.

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB(1)	(27,761)	(8,526)	13,306
Funds withheld derivative	(25,541)	138,228	115,540
Total derivatives related to VA contracts	(86,599)	(60,775)	11,098
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Volatility futures	—	—	—
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Other	77	—	—
Economic cost - VA GLWB(2)	41,514	40,170	37,256
Realized gains (losses) - derivatives, net of economic cost	$(48,166)	$(31,256)	$44,257

(1)	Includes impact of nonperformance risk of $17.7 million, (15.4) million, and $2.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)
Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of December 31,
	2018	2017
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$152,047	$68,536
GMDB Reserves	29,619	23,795
GLWB and GMAB Reserves	43,307	15,548
Account value subject to GLWB rider	8,399,300	9,718,263
GLWB Benefit Base	10,265,545	10,560,893
GMAB Benefit Base	1,238	3,298
S&P 500® Index	2,507	2,674

(1)	Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $129.2 million for the year ended December 31, 2018, as compared to $171.3 million for the year ended December 31, 2017, a decrease of $42.1 million, or 24.6%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower VA fee income, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $25.0 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $16.5 million of favorable unlocking for the year ended December 31, 2017.
Operating revenues
Segment operating revenues increased $12.6 million, or 2.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to higher investment income, partially offset by lower policy fees and other income from the VA line of business. Average fixed account balances increased 9.4% and average variable account balances decreased 1.8% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.
Benefits and settlement expenses
Benefits and settlement expenses increased $12.2 million, or 5.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was primarily the result of higher credited interest, an unfavorable change in guaranteed benefit reserves, and unfavorable unlocking, partially offset by a favorable change in SPIA mortality. Included in benefits and settlement expenses was $3.4 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $0.2 million of favorable unlocking for the year ended December 31, 2017.
Amortization of DAC and VOBA
DAC and VOBA amortization unfavorably changed by $40.3 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The unfavorable changes in DAC and VOBA amortization were primarily due to an unfavorable change in unlocking which was $21.6 million unfavorable for the year ended December 31, 2018, as compared to $16.3 million favorable for the year ended December 31, 2017.
Other operating expenses
Other operating expenses increased $2.2 million, or 1.5%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was the result of higher non-deferred acquisition costs, partially offset by lower non-deferred maintenance and overhead, and commission expenses.
Sales
Total sales increased $880.7 million, or 56.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Sales of variable annuities decreased $128.0 million, or 30.0% for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities increased by $1.0 billion, or 89.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase in SPDA sales.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(76,712)	$(79,084)	$(80,244)
Realized gains (losses)- derivatives	43,498	44,657	45,109
Total operating revenues	(33,214)	(34,427)	(35,135)
Realized gains (losses)- derivatives, net of economic cost	(24,487)	81,431	15,681
Total revenues	(57,701)	47,004	(19,454)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(2,792)	(305)	(1,366)
Amortization of DAC/VOBA	—	—	—
Other operating expenses	(1,695)	(1,825)	(1,936)
Operating benefits and expenses	(4,487)	(2,130)	(3,302)
Amortization of DAC/VOBA related to realized gain (loss) investments	—	—	—
Total benefit and expenses	(4,487)	(2,130)	(3,302)

NET IMPACT OF REINSURANCE	$(53,214)	$49,134	$(16,152)
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
 The net impact of reinsurance was less favorable by $102.3 million for the year December 31, 2018, as compared to the year ended December 31, 2017, primarily due to realized losses on derivatives that were ceded.
 The net impact of reinsurance was more favorable by $65.3 million for the year December 31, 2017, as compared to the year ended December 31, 2016, primarily due to realized gains on derivatives that were ceded.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Net investment income	$217,778	$186,576	$107,010
Other income	296	24	229
Total operating revenues	218,074	186,600	107,239
Realized gains (losses)	1,427	3,406	7,341
Total revenues	219,501	190,006	114,580
BENEFITS AND EXPENSES
Benefits and settlement expenses	109,747	74,578	41,736
Amortization of DAC	3,201	2,354	1,176
Other operating expenses	2,798	4,407	3,033
Total benefits and expenses	115,746	81,339	45,945
INCOME BEFORE INCOME TAX	103,755	108,667	68,635
Less: realized gains (losses)	1,427	3,406	7,341
PRE-TAX ADJUSTED OPERATING INCOME	$102,328	$105,261	$61,294
The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
GIC	$88,500	$115,500	$189,800
GFA	1,250,000	1,650,000	1,667,178
	$1,338,500	$1,765,500	$1,856,978

Average Account Values	$4,946,953	$4,143,568	$2,753,636
Ending Account Values	$5,234,731	$4,698,371	$3,501,636

Operating Spread
Net investment income yield	4.40%	4.50%	3.96%
Other income yield	—	—	0.01
Interest credited	2.21	1.79	1.53
Operating expenses	0.12	0.16	0.15
Operating spread	2.07%	2.55%	2.29%

Adjusted operating spread(2)	1.54%	1.74%	1.82%

(1)	Sales are measured at the time the purchase payments are received.

(2)	Excludes participating mortgage loan income.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $102.3 million and decreased $2.9 million, or 2.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2018, was $26.3 million as compared to $33.5 million for the year ended December 31, 2017. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the year ended December 31, 2018, from the prior year, due primarily to an increase in credited interest.

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $105.3 million and increased $44.0 million, or 71.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in adjusted operating earnings primarily resulted from an increase in participating mortgage income and higher average account values. Participating mortgage income for the year ended December 31, 2017, was $33.5 million as compared to $11.0 million for the year ended December 31, 2016. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the year ended December 31, 2017, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$308,527	$322,416	$276,076
Reinsurance ceded	(114,591)	(116,602)	(101,664)
Net premiums and policy fees	193,936	205,814	174,412
Net investment income	25,070	22,298	17,591
Other income	136,495	142,338	114,234
Realized gains (losses)	—	(1)	—
Total operating revenues	355,501	370,449	306,237
BENEFITS AND EXPENSES
Benefits and settlement expenses	111,249	124,487	104,327
Amortization of DAC and VOBA	62,984	17,746	21,267
Other operating expenses	156,897	210,579	169,334
Total benefits and expenses	331,130	352,812	294,928
INCOME BEFORE INCOME TAX	24,371	17,637	11,309
Less: realized gains (losses) - investments	—	(1)	—
PRE-TAX ADJUSTED OPERATING INCOME	$24,371	$17,638	$11,309
The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Sales(1)
Credit insurance	$11,782	$15,292	$21,310
Service contracts	370,540	379,048	341,696
GAP	66,748	109,532	104,105
	$449,070	$503,872	$467,111
Loss Ratios(2)
Credit insurance	27.2%	20.5%	32.1%
Service contracts	34.5	37.3	44.8
GAP	140.5	124.9	109.7

(1)	Sales are based on the amount of single premiums and fees received

(2)	Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $24.4 million, representing an increase of $6.7 million, or 38.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract earnings increased $5.6 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines increased $0.5 million and $0.6 million, respectively, primarily due to lower expenses, somewhat offset by lower volume and higher loss ratios.
Net premiums and policy fees
Net premiums and policy fees decreased $11.9 million, or 5.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. GAP premiums decreased $14.3 million and credit insurance premiums decreased $2.7 million as a result of lower sales. The decrease was partly offset by an increase in service contract premiums of $5.1 million.

Other income
Other income decreased $5.8 million, or 4.1%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The change was primarily due to lower volume and the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Benefits and settlement expenses
Benefits and settlement expenses decreased $13.2 million, or 10.6%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. GAP claims decreased $11.1 million due to lower volume. Service contract claims decreased $2.1 million primarily due to lower loss ratios. Credit insurance claims were consistent with the prior year.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA increased $45.2 million and other operating expenses decreased $53.7 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The changes were primarily due to the impact of an accounting change implemented in conjunction with the adoption of ASU No. 2014-09.
Sales
Total segment sales decreased $54.8 million, or 10.9%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract sales decreased $8.5 million due to lower volume resulting from the impact of previous price increases. GAP sales decreased $42.8 million due to discontinuing the relationship with a significant distribution partner. Credit insurance sales decreased $3.5 million due to decreasing demand for the product.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Sales
Total segment sales increased $36.8 million, or 7.9%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Service contract sales increased $37.4 million due to the additional volume provided by US Warranty. GAP sales increased $5.4 million due to additional volume provided by US Warranty. Credit insurance sales decreased $6.0 million due to decreasing demand for the product.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. The Asset Protection segment also carries a catastrophic reinsurance policy for the GAP program. Losses incurred as a result of the recent hurricanes are covered under this policy. The Asset Protection segment believes losses from these catastrophes, net of reinsurance, will have an immaterial impact on the segment’s results of operations. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(114,591)	$(116,602)	$(101,664)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(74,165)	(72,559)	(66,024)
Amortization of DAC/VOBA	(3,060)	(2,170)	(978)
Other operating expenses	(4,465)	(5,475)	(5,882)
Total benefits and expenses	(81,690)	(80,204)	(72,884)

NET IMPACT OF REINSURANCE(1)	$(32,901)	$(36,398)	$(28,780)

(1)	Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Reinsurance premiums ceded decreased $2.0 million, or 1.7%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract ceded premiums increased $0.3 million, or 0.3%. GAP ceded premiums decreased $1.0 million, or 3.8%. Ceded premiums in the credit line decreased $1.3 million, or 9.8%.
Benefits and settlement expenses ceded increased $1.6 million, or 2.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contracts ceded claims increased $4.8 million due to higher ceded loss ratios. The increase was partially offset by a $3.1 million decrease in ceded claims in the GAP product line as a result of Hurricane Harvey claims incurred in 2017 and a $0.1 million decrease in ceded claims in the credit product line.
Amortization of DAC and VOBA ceded increased $0.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, as the result of ceded activity in all product lines. Other operating expenses ceded decreased $1.0 million, or 18.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017 as the result of ceded activity in all product lines.
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

For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$12,713	$12,815	$13,986
Reinsurance ceded	(515)	(79)	(246)
Net premiums and policy fees	12,198	12,736	13,740
Net investment income	99,757	94,366	91,791
Other income	1,313	981	1,076
Total operating revenues	113,268	108,083	106,607
Realized gains (losses)—investments	(663)	(8,833)	(4,900)
Realized gains (losses)—derivatives	(1,757)	40,825	30,114
Total revenues	110,848	140,075	131,821
BENEFITS AND EXPENSES
Benefits and settlement expenses	17,646	16,394	17,943
Amortization of DAC/VOBA	—	—	—
Other operating expenses	252,344	281,334	250,484
Total benefits and expenses	269,990	297,728	268,427
INCOME (LOSS) BEFORE INCOME TAX	(159,142)	(157,653)	(136,606)
Less: realized gains (losses)—investments	(663)	(8,833)	(4,900)
Less: realized gains (losses)—derivatives	(1,757)	40,825	30,114
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(156,722)	$(189,645)	$(161,820)
For The Year Ended December 31, 2018, as compared to The Year Ended December 31, 2017
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $156.7 million for the year ended December 31, 2018, as compared to a pre-tax adjusted operating loss of $189.6 million for the year ended December 31, 2017. The decrease in operating loss is primarily attributable to a decrease in corporate overhead expenses and an increase in investment income.

Operating revenues
Net investment income for the segment increased $5.4 million, or 5.7%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in net investment income was primarily due to an increase in invested assets and investment yields.
Total benefits and expenses
Total benefits and expenses decreased $27.7 million or 9.3%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Other operating expenses were higher during the year ended December 31, 2017 as certain compensation expenses were elevated due to the positive impact on performance metrics as a result of tax reform. This decrease was partially offset by increased interest expense during the year ended December 31, 2018.

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

CONSOLIDATED INVESTMENTS
As of December 31, 2018, our investment portfolio was approximately $65.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $49.3 billion, or 90.8%, of our fixed maturities as “available-for-sale” as of December 31, 2018. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.4 billion, or 4.4%, of our fixed maturities and $30.9 million of short-term investments as of December 31, 2018. The change in fair value of the trading portfolio is passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.6 billion, or 4.8%, of our fixed maturities as “held-to-maturity” as of December 31, 2018. These securities are carried at amortized cost on our consolidated balance sheets.
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
The following table presents the reported values of our invested assets:

	As of December 31,
	2018		2017
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2018 - $40,324,531; 2017 - $30,735,009)	$38,180,736	58.1%	$30,712,511	56.6%
Privately issued bonds (amortized cost: 2018 - $16,436,455; 2017 - $12,838,740)	16,037,885	24.4	12,883,461	23.7
Redeemable preferred stock (amortized cost: 2018 - $105,639; 2017 - $97,690)	94,079	0.1	94,418	0.2
Fixed maturities	54,312,700	82.6	43,690,390	80.5
Equity securities (cost: 2018 - $589,221; 2017 - $701,951)	557,708	0.8	715,498	1.3
Mortgage loans	7,724,733	11.8	6,817,723	12.5
Investment real estate	6,816	—	8,355	—
Policy loans	1,695,886	2.6	1,615,615	3.0
Other long-term investments	798,342	1.2	940,047	1.7
Short-term investments	666,301	1.0	527,144	1.0
Total investments	$65,762,486	100.0%	$54,314,772	100.0%
Included in the preceding table are $2.4 billion and $2.7 billion of fixed maturities and $30.9 million and $56.3 million of short-term investments classified as trading securities as of December 31, 2018 and 2017, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of December 31, 2018, our fixed maturity investment holdings were approximately $54.3 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2018		2017
	(Dollars in Thousands)
AAA	$6,811,487	12.5%	$5,729,332	13.1%
AA	6,196,062	11.4	3,553,140	8.1
A	17,582,219	32.4	13,871,438	31.7
BBB	19,380,611	35.7	15,688,958	35.9
Below investment grade	1,708,847	3.2	2,128,618	5.0
Not rated(1)	2,633,474	4.8	2,718,904	6.2
	$54,312,700	100.0%	$43,690,390	100.0%

(1) Our “not rated” securities are $2.6 billion or 4.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIE’s”) and are discussed in Note 5, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2018	2017
	(Dollars In Thousands)
Corporate securities	$37,625,411	$31,235,729
Residential mortgage-backed securities	3,844,827	2,578,187
Commercial mortgage-backed securities	2,455,312	2,007,292
Other asset-backed securities	1,551,800	1,387,646
U.S. government-related securities	1,674,299	1,250,486
Other government-related securities	558,244	349,158
States, municipals, and political subdivisions	3,875,254	2,068,570
Redeemable preferred stock	94,079	94,418
Securities issued by affiliates	2,633,474	2,718,904
Total fixed income portfolio	$54,312,700	$43,690,390

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2018	% Fair Value	As of December 31, 2017	% Fair Value
	(Dollars In Thousands)
Banking	$5,201,916	9.6%	$4,245,896	9.7%
Other finance	255,445	0.5	60,697	0.1
Electric utility	4,547,998	8.4	3,971,653	9.1
Energy	4,058,561	7.5	4,001,011	9.2
Natural gas	829,685	1.5	736,626	1.7
Insurance	3,901,365	7.2	3,675,251	8.4
Communications	2,083,723	3.8	1,688,865	3.9
Basic industrial	1,739,119	3.2	1,624,327	3.7
Consumer noncyclical	5,198,741	9.6	3,795,507	8.7
Consumer cyclical	1,841,391	3.4	1,224,401	2.8
Finance companies	190,712	0.4	161,683	0.4
Capital goods	2,705,035	5.0	1,904,768	4.4
Transportation	1,662,502	3.1	1,202,481	2.8
Other industrial	382,138	0.7	239,368	0.5
Brokerage	990,628	1.8	911,917	2.1
Technology	1,891,176	3.5	1,737,807	4.0
Real estate	206,795	0.4	82,125	0.2
Other utility	32,560	—	65,764	—
Commercial mortgage-backed securities	2,455,312	4.5	2,007,292	4.6
Other asset-backed securities	1,551,800	2.9	1,387,646	3.2
Residential mortgage-backed non-agency securities	3,008,465	5.5	1,853,164	4.2
Residential mortgage-backed agency securities	836,362	1.5	725,023	1.7
U.S. government-related securities	1,674,299	3.1	1,250,486	2.9
Other government-related securities	558,244	1.0	349,158	0.8
State, municipals, and political divisions	3,875,254	7.1	2,068,570	4.7
Securities issued by affiliates	2,633,474	4.8	2,718,904	6.2
Total	$54,312,700	100.0%	$43,690,390	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2018	2017
	(Dollars In Thousands)
AAA	$301,155	$355,719
AA	299,438	277,984
A	798,691	911,490
BBB	872,613	890,101
Below investment grade	144,295	228,895
Total Modco trading fixed maturities	$2,416,192	$2,664,189
A portion of our bond portfolio is invested in RMBS, CMBS, and ABS. ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2018, were approximately $7.9 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorize the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2018 and 2017:

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,891.9	$2,921.8	$—	$—	$1,396.7	$1,425.1	$533.3	$536.3	$4,821.9	$4,883.2
AA	2.9	2.9	0.2	0.2	527.0	545.8	209.8	207.2	739.9	756.1
A	837.9	846.6	19.0	19.0	493.0	499.1	671.1	687.5	2,021.0	2,052.2
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

Rating %
AAA	76.9%	76.9%	—%	—%	56.8%	56.8%	34.4%	34.1%	61.4%	61.3%
AA	0.1	0.1	0.3	0.3	21.5	21.8	13.5	13.2	9.4	9.5
A	22.3	22.3	22.1	22.1	20.1	19.9	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.7	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,113.5	$1,120.9	$86.0	$86.0	$1,501.8	$1,530.0	$729.0	$730.7	$3,430.3	$3,467.6
2015	579.1	586.5	—	—	297.7	302.0	64.4	66.2	941.2	954.7
2016	332.8	340.1	—	—	422.1	440.3	227.5	230.0	982.4	1,010.4
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2017
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,255.5	$2,259.1	$—	$—	$1,256.1	$1,269.0	$591.5	$590.5	$4,103.1	$4,118.6
AA	1.5	1.4	—	—	506.4	516.6	158.5	150.1	666.4	668.1
A	1.1	1.1	15.9	15.9	241.5	243.0	512.9	508.6	771.4	768.6
BBB	1.5	1.5	1.5	1.5	3.3	3.3	50.2	49.6	56.5	55.9
Below	92.4	92.0	208.8	209.0	—	—	74.5	73.7	375.7	374.7
	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

Rating %
AAA	95.9%	95.9%	—%	—%	62.6%	62.4%	42.6%	43.0%	68.7%	68.8%
AA	0.1	0.1	—	—	25.2	25.4	11.4	10.9	11.2	11.2
A	—	—	7.0	7.0	12.0	12.0	37.0	37.1	12.9	12.8
BBB	0.1	0.1	0.6	0.6	0.2	0.2	3.6	3.6	0.9	0.9
Below	3.9	3.9	92.4	92.4	—	—	5.4	5.4	6.3	6.3
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2013 and prior	$897.4	$898.7	$226.2	$226.4	$1,020.5	$1,034.6	$761.2	$752.4	$2,905.3	$2,912.1
2014	202.8	201.9	—	—	234.9	239.7	31.2	31.6	468.9	473.2
2015	456.4	458.4	—	—	212.6	210.8	29.4	28.7	698.4	697.9
2016	229.2	232.0	—	—	436.8	443.9	232.9	230.3	898.9	906.2
2017	566.2	564.1	—	—	102.5	102.9	332.9	329.5	1,001.6	996.5
Total	$2,352.0	$2,355.1	$226.2	$226.4	$2,007.3	$2,031.9	$1,387.6	$1,372.5	$5,973.1	$5,985.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2018 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 14.79 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2018:

Weighted-Average
Non-agency portfolio	Life
Prime	14.84
Alt-A	3.05
Sub-prime	3.47
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2018, our mortgage loan holdings were approximately $7.7 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
Our commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of an allowance for loan losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2018, assuming the loans are called at their next call dates, approximately $109.8 million will be due in 2019, $819.4 million in 2020 through 2024, and $61.2 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2018 and December 31, 2017, approximately $700.6 million and $669.3 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2018, 2017, and 2016, we recognized, $29.4 million, $37.2 million, and $16.7 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of December 31,
	2018	2017
	(Dollars in Thousands)
Total number of loans	1,732	1,668
Total amortized cost	7,724,733	6,817,723
Total unpaid principal balance	7,602,389	6,616,181
Current allowance for loan losses	(1,296)	—
Average loan size	4,389	3,967

Weighted-average amortization	22.5 years	22.5 years
Weighted-average coupon	4.60%	4.76%
Weighted-average LTV	55.39%	56.10%
Weighted-average debt coverage ratio	1.55	1.55%
While our mortgage loans do not have quoted market values, as of December 31, 2018, we estimated the fair value of our mortgage loans to be $7.4 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 3.59% less than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2018, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2018, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2018, we recognized one troubled debt restructuring as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2018.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2018. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $2.6 billion, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2018, and an overall net unrealized gain of $32.5 million as of December 31, 2017.
For fixed maturity held that are in an unrealized loss position as of December 31, 2018, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$6,371,836	16.0%	$6,554,520	15.4%	$(182,684)	6.8%
>90 days but <= 180 days	4,277,371	10.8	4,459,503	10.5	(182,132)	6.6
>180 days but <= 270 days	3,764,361	9.5	3,968,150	9.3	(203,789)	7.4
>270 days but <= 1 year	7,803,759	19.6	8,323,165	19.6	(519,406)	18.9
>1 year but <= 2 years	5,160,719	13.0	5,375,379	12.6	(214,660)	7.8
>2 years but <= 3 years	5,786,095	14.5	6,239,818	14.7	(453,723)	16.5
>3 years but <= 4 years	6,615,567	16.6	7,601,720	17.9	(986,153)	36.0
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$39,779,708	100.0%	$42,522,255	100.0%	$(2,742,547)	100.0%
The range of maturity dates for securities in an unrealized loss position as of December 31, 2018 varies, with 21.4% maturing in less than 5 years, 17.1% maturing between 5 and 10 years, and 61.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2018:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$22,112,399	55.6%	$23,254,531	54.7%	$(1,142,132)	41.6%
BBB	16,383,843	41.2	17,777,378	41.8	(1,393,535)	50.8
Investment grade	38,496,242	96.8	41,031,909	96.5	(2,535,667)	92.4
BB	956,555	2.4	1,067,847	2.5	(111,292)	4.1
B	188,521	0.5	243,607	0.6	(55,086)	2.0
CCC or lower	138,390	0.3	178,892	0.4	(40,502)	1.5
Below investment grade	1,283,466	3.2	1,490,346	3.5	(206,880)	7.6
Total	$39,779,708	100.0%	$42,522,255	100.0%	$(2,742,547)	100.0%
As of December 31, 2018, the Barclays Investment Grade Index was priced at 143.3 basis points versus a 10 year average of 154.3 basis points. Similarly, the Barclays High Yield Index was priced at 541.0 basis points versus a 10 year average of 586.4 basis points. As of December 31, 2018, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.5%, 2.7%, and 3.0%, as compared to 10 year averages of 1.7%, 2.5%, and 3.3%, respectively.
As of December 31, 2018, 92.4% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of December 31, 2018, we held a total of 4,005 positions that were in an unrealized loss position. Included in that amount were 235 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $206.9 million, $154.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.0% of invested assets.
As of December 31, 2018, securities in an unrealized loss position that were rated as below investment grade represented 3.2% of the total fair value and 7.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2018:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$434,881	34.0%	$456,011	30.6%	$(21,130)	10.3%
>90 days but <= 180 days	45,416	3.5	50,317	3.4	(4,901)	2.4
>180 days but <= 270 days	145,266	11.3	161,435	10.8	(16,169)	7.8
>270 days but <= 1 year	97,674	7.6	108,281	7.3	(10,607)	5.1
>1 year but <= 2 years	170,023	13.2	199,912	13.4	(29,889)	14.4
>2 years but <= 3 years	32,011	2.5	38,502	2.6	(6,491)	3.1
>3 years but <= 4 years	358,195	27.9	475,888	31.9	(117,693)	56.9
>4 years but <= 5 years	—	—	—	—	—	—
>5 years	—	—	—	—	—	—
Total	$1,283,466	100.0%	$1,490,346	100.0%	$(206,880)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2018 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$4,396,876	10.7%	$4,601,424	10.8%	$(204,548)	7.3%
Other finance	106,041	0.3	111,260	0.3	(5,219)	0.2
Electric utility	4,067,195	10.2	4,423,607	10.4	(356,412)	13.0
Energy	3,375,774	8.5	3,674,053	8.6	(298,279)	10.9
Natural gas	723,330	1.8	782,418	1.8	(59,088)	2.2
Insurance	3,404,781	8.6	3,683,699	8.7	(278,918)	10.2
Communications	1,831,159	4.6	2,027,570	4.8	(196,411)	7.2
Basic industrial	1,389,231	3.5	1,504,195	3.5	(114,964)	4.2
Consumer noncyclical	4,238,899	10.7	4,610,843	10.8	(371,944)	13.6
Consumer cyclical	1,383,892	3.5	1,487,892	3.5	(104,000)	3.8
Finance companies	142,317	0.4	153,477	0.4	(11,160)	0.4
Capital goods	2,253,972	5.7	2,401,711	5.6	(147,739)	5.4
Transportation	1,387,012	3.5	1,482,184	3.5	(95,172)	3.5
Other industrial	191,055	0.5	203,221	0.5	(12,166)	0.4
Brokerage	801,822	2.0	842,210	2.0	(40,388)	1.5
Technology	1,347,590	3.4	1,438,149	3.4	(90,559)	3.3
Real estate	73,098	0.2	74,323	0.2	(1,225)	—
Other utility	18,440	—	20,048	0.1	(1,608)	—
Commercial mortgage-backed securities	1,825,110	4.6	1,882,110	4.4	(57,000)	2.1
Other asset-backed securities	836,141	2.1	871,539	2.0	(35,398)	1.3
Residential mortgage-backed non-agency securities	1,740,878	4.4	1,789,956	4.2	(49,078)	1.8
Residential mortgage-backed agency securities	539,896	1.4	552,753	1.3	(12,857)	0.5
U.S. government-related securities	1,215,944	3.1	1,261,666	3.0	(45,722)	1.7
Other government-related securities	355,842	0.9	389,632	0.9	(33,790)	1.2
States, municipals, and political divisions	2,133,413	5.4	2,252,315	5.3	(118,902)	4.3
Total	$39,779,708	100.0%	$42,522,255	100.0%	$(2,742,547)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2017 is presented in the following table:

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2018:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$6,510,332	13.2%
AA	5,896,625	12.0
A	16,783,529	34.1
BBB	18,507,998	37.5
Investment grade	47,698,484	96.8
BB	1,167,305	2.4
B	244,669	0.5
CCC or lower	152,575	0.3
Below investment grade	1,564,549	3.2
Total	$49,263,033	100.0%
Not included in the table above are $2.3 billion of investment grade and $144.3 million of below investment grade fixed maturities classified as trading securities and $2.6 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2018. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2018:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$332.5	$—	$332.5
AT&T, Inc.	270.5	—	270.5
Wells Fargo & Co	249.6	3.2	252.8
Berkshire Hathaway Inc.	252.5	—	252.5
Duke Energy Corp	245.9	—	245.9
Morgan Stanley	232.0	—	232.0
Comcast Corp	228.0	—	228.0
Exelon Corp	216.7	—	216.7
The Goldman Sachs Group Inc.	216.2	—	216.2
UnitedHealth Group Inc.	215.9	—	215.9
Total	$2,459.8	$3.2	$2,463.0
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2018, we recognized approximately $29.7 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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

Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2018 . As of December 31, 2018, we had no material unfunded exposure and had no material direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$764.3	$1,002.7	$1,767.0
France	321.7	401.0	722.7
Netherlands	287.7	282.2	569.9
Switzerland	314.1	225.9	540.0
Germany	107.3	421.5	528.8
Spain	64.5	274.5	339.0
Belgium	—	196.9	196.9
Norway	4.0	139.6	143.6
Ireland	38.0	84.6	122.6
Italy	9.9	108.1	118.0
Finland	114.4	—	114.4
Luxembourg	—	67.5	67.5
Sweden	39.8	19.3	59.1
Denmark	29.1	—	29.1
Portugal	—	22.6	22.6
Slovenia	—	0.5	0.5
Total securities	2,094.8	3,246.9	5,341.7
Derivatives:
United Kingdom	24.6	—	24.6
Germany	21.3	—	21.3
France	1.3	—	1.3
Switzerland	1.1	—	1.1
Total derivatives	48.3	—	48.3
Total securities and derivatives	$2,143.1	$3,246.9	$5,390.0

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturity gains - sales	$28,034	$18,790	$41,671
Fixed maturity losses - sales	(18,183)	(6,007)	(9,488)
Equity gains and losses	(49,275)	(2,330)	92
Impairments on fixed maturity securities	(29,724)	(9,112)	(17,748)
Modco trading portfolio	(185,900)	119,206	67,583
Other	2,048	(8,572)	(9,228)
Total realized gains (losses) - investments	$(253,000)	$111,975	$72,882

Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB	(27,761)	(8,526)	13,306
Funds withheld derivative	(25,541)	138,228	115,540
Total derivatives related to VA contracts	(86,599)	(60,775)	11,098
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Volatility futures	—	—	—
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Derivatives related to IUL contracts:
Embedded derivative	9,062	(14,117)	9,529
Equity futures	261	(818)	129
Equity options	(6,338)	9,580	3,477
Total derivatives related to IUL contracts	2,985	(5,355)	13,135
Embedded derivative - Modco reinsurance treaties	166,757	(103,009)	390
Derivatives with PLC(1)	(902)	42,699	29,289
Other derivatives	14	50	(25)
Total realized gains (losses) - derivatives	$79,097	$(137,041)	$49,790

(1)	These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The net realized investment gains (losses), excluding impairments, equities, and Modco trading portfolio activity during the year ended December 31, 2018, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.
Realized losses include other-than-temporary impairments and actual sales of investments. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments are presented in the chart below:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Other MBS	$(169)	$(81)	$(178)
Corporate securities	(29,555)	(8,031)	(16,830)
Other	—	(1,000)	(740)
Total	$(29,724)	$(9,112)	$(17,748)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2018, we sold securities in an unrealized loss position with a fair value of $472.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$293,156	62.1%	$(6,886)	37.9%
>90 days but <= 180 days	81,639	17.3	(7,488)	41.2
>180 days but <= 270 days	36,239	7.7	(1,481)	8.1
>270 days but <= 1 year	17,711	3.7	(233)	1.3
>1 year	43,626	9.2	(2,095)	11.5
Total	$472,371	100.0%	$(18,183)	100.0%
For the year ended December 31, 2018, we sold securities in an unrealized loss position with a fair value (proceeds) of $472.4 million. The loss realized on the sale of these securities was $18.2 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2018, we sold securities in an unrealized gain position with a fair value of $1.3 billion. The gain realized on the sale of these securities was $28.0 million.
For the year ended December 31, 2018, net losses of $185.9 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $8.7 million of losses were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $166.8 million during the year ended December 31, 2018. The gains on the embedded derivatives were due to treasury yields increasing and credit spreads widening.
Realized investment gains and losses related to equity securities is primarily driven by changes in fair value due to market fluctuations as changes in fair value of equity securities are recorded in net income. During 2018, both common and preferred equity markets experienced significant volatility and declining prices during the fourth quarter. The realized losses during the period on our equity securities were primarily the result of these market declines.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products, structured annuity products, and indexed universal life products. During the year ended December 31, 2018, we experienced net realized losses on derivatives related to VA contracts of approximately $86.6 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the our non-performance risk, variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2018.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized losses of $25.5 million for the year ended December 31, 2018.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized losses of $0.3 million related to the interest support agreement for the year ended December 31, 2018. We recognized gains of $1.3 million related to the YRT premium support agreements for the year ended December 31, 2018.

We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized pre-tax losses of $2.0 million for the year ended December 31, 2018.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated gains of $0.1 million for the year ended December 31, 2018.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregated principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2018. PLC did not have an outstanding balance on the Credit Facility of December 31, 2018.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2018, to fund mortgage loans in the amount of $685.3 million.
Our cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2018, we held cash and short-term investments of $859.4 million.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(63,909)	$173,695	$173,761
Net cash used in investing activities	(1,863,432)	(2,536,181)	(4,233,554)
Net cash provided by financing activities	1,899,886	2,326,902	4,061,874
Total	$(27,455)	$(35,584)	$2,081

For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
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
Net cash provided by financing activities - Changes in cash from financing activities included $522.4 million of outflows from secured financing liabilities for the year ended December 31, 2018, as compared to the $220.0 million of inflows for the year ended December 31, 2017 and $2.4 billion inflows of investment product and universal life net activity as compared to $2.4 billion in the prior year. Net repayment of non-recourse funding obligations equaled $81.0 million during the year ended December 31, 2018, as compared to net repayment of $47.0 million during the year ended December 31, 2017. Net activity related to the subordinated debt resulted in inflows of $110.0 million for the year ended December 31, 2018. The Company did not pay a dividend during the year ended December 31, 2018, as compared to a dividend of $259.1 million during the year ended December 31, 2017.
For The Year Ended December 31, 2017 as compared to The Year Ended December 31, 2016
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
Net cash provided by (used in) financing activities - Changes in cash from financing activities included $220.0 million of inflows from secured financing liabilities for the year ended December 31, 2017, as compared to the $359.5 million of inflows for the year ended December 31, 2016 and $2.4 billion inflows of investment product and universal life net activity as compared to $2.1 billion in the prior year. Net repayment of non-recourse funding obligations equaled $47.0 million during the year ended December 31, 2017, as compared to net issuances of $2.1 billion during the year ended December 31, 2016. The Company paid a dividend during the year ended December 31, 2017 of $259.1 million, as compared to a dividend of $540.0 million during the year ended December 31, 2016.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2018, we had $650.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018. As of December 31, 2017, the fair value of securities pledged under the repurchase program was $1,006.6 million and the repurchase obligation of $885.0 million was included in our consolidated balance sheets (at an average borrowing rate of 142 basis points). During the year ended December 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2018, securities with a market value of $72.2 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2018, the fair value of the collateral related to this program was $77.2 million and we had an obligation to return $77.2 million of collateral to the securities borrowers.

Pending Transaction with Great-West Life & Annuity Insurance Company

As discussed in Note 25, Subsequent Events, to the consolidated financial statements included herein, on January 23, 2019, we entered into an agreement to acquire via reinsurance substantially all of GWL&A’s individual life insurance and annuity business. Entry into the reinsurance agreements at closing will represent an estimated capital investment by PLC of approximately $1.2 billion, subject to adjustment. The transaction is expected to close in the first half of 2019, subject to the receipt of regulatory approvals and satisfaction of customary closing conditions. PLC intends to fund the acquisition through a combination of a new term loan facility, a capital contribution from Dai-ichi Life and available cash on hand. The timing of the borrowings and the amounts to be drawn from a new term loan facility and our existing facility are to be determined and will depend on the timing of the expected closing of the transaction and market conditions at such time.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2019 is approximately $154.8 million.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2018, our total adjusted capital and company action level RBC were approximately $4.7 billion and $1.0 billion, respectively, providing an RBC ratio of approximately 459%.
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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a negative impact to our statutory surplus of approximately $67 million on a pre-tax basis for the year ended December 31, 2018, as compared to a positive impact to our statutory surplus of approximately $12 million on a pre-tax basis for the year ended December 31, 2017.
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2018, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $4.5 billion as of December 31, 2018. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 13, Reinsurance to the consolidated financial statements included in this report.

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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. Also in accordance with this support agreement, $120 million of additional capital was provided to Shades Creek by PLC through cash capital contributions during the period February 1, 2015 to December 31, 2015 (Successor Company). As of December 31, 2018 and 2017, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
Rating organizations also publish credit ratings for the issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a ratings organization with respect to PLC’s credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral. The rating agencies may take various actions, positive or negative, with respect to PLC’s debt ratings, including as a result of our status as a subsidiary of Dai-ichi Life.
LIABILITIES
Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.
As of December 31, 2018, we had policy liabilities and accruals of approximately $42.7 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.
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
 As of December 31, 2018, we carried a $7.1 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,985,761	$299,092	$679,159	$633,668	$3,373,842
Subordinated debt	$185,497	3,905	7,810	7,810	165,972
Stable value products(2)	5,528,162	1,357,412	3,183,833	849,743	137,174
Operating leases(3)	24,272	5,454	7,100	6,300	5,418
Mortgage loan and investment commitments	790,235	651,159	139,076	—	—
Secured financing liabilities(5)	495,673	495,673	—	—	—
Policyholder obligations(6)	56,390,320	3,495,632	7,513,970	5,764,184	39,616,534
Total	$68,399,920	$6,308,327	$11,530,948	$7,261,705	$43,298,940

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

Employee Benefit Plans
PLC sponsors a tax-qualified defined benefit pension plan (“Qualified Pension Plan”) covering substantially all of its employees. In addition, PLC sponsors an unfunded, nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) and provide other postretirement benefits to eligible employees.
PLC reports the net funded status of its pension and other postretirement plans in the consolidated balance sheet. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation.
PLC’s funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as it may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers.
PLC has not yet determined the total amount it will fund during 2019, but may contribute an amount that would eliminate the PBGC variable-rate premiums payable in 2019. PLC currently estimates that amount will be between $10 million and $20 million.
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
MARKET RISK EXPOSURES
Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole.

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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts, fixed indexed annuities, and indexed universal life:

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2018 and 2017, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2018
Fixed maturities	$49,935.1	(8.1)%
Mortgage loans	7,035.1	(5.5)
2017
Fixed maturities	$40,099.0	(8.2)%
Mortgage loans	6,369.5	(5.5)
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
As of December 31, 2018 and 2017, we had outstanding mortgage loan commitments of $685.3 million at an average rate of 4.4% and $572.3 million at an average rate of 4.1%, respectively, with estimated fair values of $671.3 million and $583.0 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2018 and 2017, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2018	$638.8	(4.8)%
2017	$557.0	(4.5)%
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
As of December 31, 2018, total derivative contracts with a notional amount of $31.5 billion were in a $491.2 million net loss position. Included in the $31.5 billion is a notional amount of $2.4 billion in a $25.8 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $2.0 billion in a $95.1 million net loss position that relates to our funds withheld derivative, $6.0 billion in a $43.3 million net loss position that relates to our GLWB embedded derivatives, $2.6 billion in a $217.3 million net loss position that relates to our FIA embedded derivatives, and $233.5 million in a $90.2 million net loss position that relates to our IUL embedded derivatives, and $3.3 million in a $0.3 million net loss position that relates to our other derivatives.
As of December 31, 2017, total derivative contracts with a notional amount of $25.1 billion were in a $526.9 million net loss position. Included in the $25.1 billion is a notional amount of $2.5 billion in a $214.2 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.5 billion in a $61.7 million net loss position that relates to our funds withheld derivative, $4.1 billion in a $15.5 million net loss position that relates to our GLWB embedded derivatives, $2.0 billion in a $218.7 million net loss position that relates to our FIA embedded derivatives, and $168.3 million in a $80.2 million net loss position that relates to our IUL embedded derivatives.
We recognized gains of $79.1 million, $137.0 million, and $49.8 million related to derivative financial instruments for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates(1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2018
Futures	$1,149.9	$(9.8)	$13.1	$(33.3)
Rec floating pay fixed swaps	400.0	—	12.9	(14.5)
Rec fixed pay floating swaps	2,240.5	17.1	(223.0)	302.0
GLWB embedded derivative	5,991.2	(43.3)	65.0	(185.5)
Total	$9,781.6	$(36.0)	$(132.0)	$68.7

2017
Futures	$1,302.3	$2.3	$(41.2)	$57.8
Swaptions	225.0	—	2.3	—
Rec floating pay fixed swaps	—	—	—	—
Rec fixed pay floating swaps	1,862.5	52.5	(145.9)	290.8
GLWB embedded derivative	4,056.3	(15.5)	24.4	(68.4)
Total	$7,446.1	$39.3	$(160.4)	$280.2

(1)	Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2018 and 2017.

(2)	Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

	Notional Amount	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
			+10%	–10%
	(Dollars In Millions)
2018
Futures	$672.0	$(33.3)	$27.0	$(93.5)
Options	9,823.9	186.0	179.2	240.3
Rec floating pay asset swaps	768.2	(23.1)	(102.3)	56.2
Rec asset pay floating swaps	138.1	4.0	18.2	(10.2)
GLWB embedded derivative	5,991.2	(43.3)	(31.7)	(55.9)
FIA embedded derivative	2,576.1	(217.3)	(261.2)	(212.7)
IUL embedded derivative	233.6	(90.2)	(96.4)	(87.4)
Total	$20,203.1	$(217.2)	$(267.2)	$(163.2)

2017
Futures	$381.1	$(2.4)	$(32.2)	$27.3
Options	7,549.4	166.4	157.7	177.0
Rec floating pay asset swaps	434.3	(0.2)	(43.6)	43.2
GLWB embedded derivative	4,056.3	(15.5)	(1.7)	(33.9)
FIA embedded derivative	1,951.7	(218.7)	(232.9)	(186.7)
IUL embedded derivative	168.3	(80.2)	82.7	70.4
Total	$14,541.1	$(150.6)	$(70.0)	$97.3
The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2018
Futures	$202.7	$(2.2)	$(22.6)	$18.2
Rec fixed pay fixed swaps	117.2	(0.9)	11.6	(13.4)
	$319.9	$(3.1)	$(11.0)	$4.8
2017
Futures	$256.4	$(2.1)	$(27.9)	$23.7
Rec fixed pay fixed swaps	117.2	6.0	19.7	(7.7)
	$373.6	$3.9	$(8.2)	$16.0
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
Our stable value contract and annuity products tend to be more sensitive to market risks than our non-annuity products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $0.7 billion of our stable value contracts have no early termination rights.
As of December 31, 2018, we had $5.2 billion of stable value product account balances with an estimated fair value of $5.2 billion (using discounted cash flows) and $13.7 billion of annuity account balances with an estimated fair value of $13.3 billion (using discounted cash flows). As of December 31, 2017, we had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
		+100 bps	–100 bps
	(Dollars In Millions)
2018
Stable value product account balances	$5,200.7	$5,106.1	$5,295.4
Annuity account balances	13,272.2	13,018.3	13,419.2

2017
Stable value product account balances	$4,698.9	$4,592.7	$4,805.1
Annuity account balances	10,497.1	10,341.3	10,612.7
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary As of December 31, 2018
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%

Credited Rate Summary As of December 31, 2017
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$206	$1,252	$2,006	$3,464
>3% - 4%	4,146	993	8	5,147
>4% - 5%	1,987	13	1	2,001
>5% - 6%	199	—	—	199
Subtotal	6,538	2,258	2,015	10,811
Fixed Annuities
1%	$571	$239	$540	$1,350
>1% - 2%	473	331	70	874
>2% - 3%	1,897	63	4	1,964
>3% - 4%	254	—	—	254
>4% - 5%	271	—	—	271
>5% - 6%	2	—	—	2
Subtotal	3,468	633	614	4,715
Total	$10,006	$2,891	$2,629	$15,526

Percentage of Total	64%	19%	17%	100%

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
The following presents PLC’s estimates of the hypothetical impact to the December 31, 2018 benefit obligation and to the 2018 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(25,695)	$(3,861)
100 basis point decrease	30,740	4,540
Increase (Decrease) in Benefit Cost:
100 basis point increase	$346	$(43)
100 basis point decrease	(451)	85

(1)	Includes excess pension plan, retiree medical plan, and postretirement life insurance plan.
Long-term Rate of Return Assumption
To determine an appropriate long-term rate of return assumption for PLC’s defined benefit pension plan, PLC received evaluations of market performance based on PLC’s asset allocation as provided by external consultants.
For PLC’s postretirement life insurance plan, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index to determine an appropriate long-term rate of return assumption.
The following presents PLC’s estimates of the hypothetical impact to the 2018 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Postretirement Life Insurance Plan
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,532)	$(49)
100 basis point decrease	2,531	49

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	103
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	104
Consolidated Balance Sheets as of December 31, 2018 and as of December 31, 2017	105
Consolidated Statements of Shareowner’s Equity For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	107
Consolidated Statements of Cash Flows For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	108
Notes to Consolidated Financial Statements:
1. Basis of Presentation	110
2. Summary of Significant Accounting Policies	110
3. Significant Transactions	121
4. MONY Closed Block of Business	123
5. Investment Operations	125
6. Fair Value of Financial Instruments	133
7. Derivative Financial Instruments	145
8. Offsetting of Assets and Liabilities	150
9. Mortgage Loans	152
10. DAC and VOBA	156
11. Goodwill	156
12. Certain Nontraditional long duration contracts	157
13. Reinsurance	158
14. Debt and Other Obligations	160
15. Commitments and Contingencies	165
16. Shareowner's Equity	166
17. Employee Benefit Plans	166
18. Accumulated Other Comprehensive Income (Loss)	173
19. Income Taxes	174
20. Supplemental Cash Flow	177
21. Related Party Transactions	177
22. Statutory Reporting Practices	178
23. Operating Segments	179
24. Consolidated Quarterly Information	183
25. Subsequent Events	184
Report of Independent Registered Public Accounting Firm	186
For supplemental quarterly financial information, please see Note 24, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$3,656,508	$3,456,362	$3,389,419
Reinsurance ceded	(1,383,510)	(1,367,096)	(1,330,723)
Net of reinsurance ceded	2,272,998	2,089,266	2,058,696
Net investment income	2,338,902	1,923,056	1,823,463
Realized investment gains (losses):
Derivative financial instruments	79,097	(137,041)	49,790
All other investments	(223,276)	121,087	90,630
Other-than-temporary impairment losses	(56,578)	(1,332)	(32,075)
Portion recognized in other comprehensive income (before taxes)	26,854	(7,780)	14,327
Net impairment losses recognized in earnings	(29,724)	(9,112)	(17,748)
Other income	321,019	325,411	288,878
Total revenues	4,759,016	4,312,667	4,293,709
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2018 - $1,185,929; 2017 - $1,235,227; 2016 - $1,176,609)	3,511,252	2,955,005	2,876,726
Amortization of deferred policy acquisition costs and value of business acquired	226,066	79,443	150,298
Other operating expenses, net of reinsurance ceded: (2018 - $210,816; 2017 - $226,578; 2016 - $210,270)	774,110	814,211	744,004
Total benefits and expenses	4,511,428	3,848,659	3,771,028
Income before income tax	247,588	464,008	522,681
Income tax (benefit) expense
Current	123,624	36,565	(38,663)
Deferred	(69,963)	(754,974)	208,736
Total income tax expense (benefit)	53,661	(718,409)	170,073
Net income	$193,927	$1,182,417	$352,608

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net income	$193,927	$1,182,417	$352,608
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2018 - $(375,256); 2017 - $332,593; 2016 - $324,195)	(1,411,674)	705,859	602,074
Reclassification adjustment for investment amounts included in net income, net of income tax: (2018 - $4,174; 2017 - $(397); 2016 - $(5,085))	15,699	(944)	(9,442)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(5,517); 2017 - $762; 2016 - $(1,081))	(20,751)	391	(2,008)
Change in accumulated (loss) gain - derivatives, net of income tax: (2018 - $(501); 2017 - $(303); 2016 - $370)	(1,884)	(563)	688
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2018 - $301; 2017 - $243; 2016 - $21)	1,130	451	39
Total other comprehensive income (loss)	(1,417,480)	705,194	591,351
Total comprehensive income (loss)	$(1,223,553)	$1,887,611	$943,959

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2018 - $54,233,151; 2017 - $40,952,535)	$51,679,226	$40,971,486
Fixed maturities, at amortized cost (fair value: 2018 - $2,547,210; 2017 - $2,776,327)	2,633,474	2,718,904
Equity securities, at fair value (cost: 2018 - $589,221; 2017 - $701,951)	557,708	715,498
Mortgage loans (related to securitizations: 2018 - $134; 2017 - $226,409)	7,724,733	6,817,723
Investment real estate, net of accumulated depreciation (2018 - $251; 2017 - $132)	6,816	8,355
Policy loans	1,695,886	1,615,615
Other long-term investments	798,342	940,047
Short-term investments	666,301	527,144
Total investments	65,762,486	54,314,772
Cash	151,400	178,855
Accrued investment income	633,087	489,979
Accounts and premiums receivable	97,033	152,086
Reinsurance receivables	4,486,029	4,800,891
Deferred policy acquisition costs and value of business acquired	3,026,330	2,205,401
Goodwill	825,511	793,470
Other intangibles, net of accumulated amortization (2018 - $197,368; 2017 - $140,232)	612,854	662,916
Property and equipment, net of accumulated depreciation (2018 - $30,989; 2017 - $21,305)	183,843	109,711
Other assets	377,845	337,395
Income tax receivable	—	76,986
Assets related to separate accounts
Variable annuity	12,288,919	13,956,071
Variable universal life	937,732	1,035,202
Total assets	$89,383,069	$79,113,735

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$41,900,618	$30,956,792
Unearned premiums	769,620	751,130
Total policy liabilities and accruals	42,670,238	31,707,922
Stable value product account balances	5,234,731	4,698,371
Annuity account balances	13,720,081	10,921,190
Other policyholders’ funds	1,128,379	1,267,198
Other liabilities	1,939,718	1,859,254
Income tax payable	27,189	—
Deferred income taxes	898,339	1,371,989
Debt	1,319	1,682
Subordinated debt	110,000	—
Non-recourse funding obligations	2,888,329	2,952,822
Secured financing liabilities	495,307	1,017,749
Liabilities related to separate accounts
Variable annuity	12,288,919	13,956,071
Variable universal life	937,732	1,035,202
Total liabilities	82,340,281	70,789,450
Commitments and contingencies - Note 15
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2018 and 2017 - 5,000,000	5,000	5,000
Additional paid-in-capital	7,410,537	7,378,496
Retained earnings	1,031,465	916,971
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2018 - $(367,217); 2017 - $6,860)	(1,381,436)	25,091
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2018 - $(6,054); 2017 - $(537))	(22,773)	(2,022)
Accumulated gain (loss) - derivatives, net of income tax: (2018 - $(2); 2017 - $198)	(7)	747
Total shareowner’s equity	7,042,788	8,324,285
Total liabilities and shareowner’s equity	$89,383,069	$79,113,735

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s equity
	(Dollars In Thousands)
Balance, December 31, 2015	$2	$5,000	$6,274,169	$154,697	$(1,246,391)	$5,187,477
Net income for 2016				352,608		352,608
Other comprehensive income					591,351	591,351
Comprehensive income for 2016						943,959
Dividends paid to the parent company				(540,000)		(540,000)
Capital contributions			1,148,238			1,148,238
Balance, December 31, 2016	$2	$5,000	$7,422,407	$(32,695)	$(655,040)	$6,739,674
Net income for 2017				1,182,417		1,182,417
Other comprehensive income					705,194	705,194
Comprehensive income for 2017						1,887,611
Cumulative effect adjustments				26,338	(26,338)	—
Dividends paid to the parent company				(259,089)		(259,089)
Return of capital			(43,911)			(43,911)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285
Net income for 2018				193,927		193,927
Other comprehensive income					(1,417,480)	(1,417,480)
Comprehensive income for 2018						(1,223,553)
Cumulative effect adjustments				(79,433)	(10,552)	(89,985)
Prior period adjustment			32,041			32,041
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$193,927	$1,182,417	$352,608
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	173,903	25,066	(122,672)
Amortization of deferred policy acquisition costs and value of business acquired	226,066	79,443	150,298
Capitalization of deferred policy acquisition costs	(446,594)	(335,603)	(330,302)
Depreciation and amortization expense	67,125	61,740	36,942
Deferred income tax	(69,963)	(754,974)	208,736
Accrued income tax	104,175	19,377	(168,786)
Interest credited to universal life and investment products	882,904	692,993	699,227
Policy fees assessed on universal life and investment products	(1,558,868)	(1,354,685)	(1,262,166)
Change in reinsurance receivables	315,134	269,294	246,768
Change in accrued investment income and other receivables	50,112	(19,148)	(58,493)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(495,846)	(331,880)	(222,438)
Trading securities:
Maturities and principal reductions of investments	155,692	165,575	154,633
Sale of investments	493,141	281,441	459,802
Cost of investments acquired	(589,379)	(355,410)	(532,429)
Other net change in trading securities	38,346	9,151	22,427
Amortization of premiums and accretion of discounts on investments and mortgage loans	308,407	319,264	374,726
Change in other liabilities	103,465	265,595	182,973
Other, net	(15,656)	(45,961)	(18,093)
Net cash (used in) provided by operating activities	(63,909)	173,695	173,761

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,189,366	695,349	1,299,324
Sale of investments, available-for-sale	2,573,826	1,801,173	1,952,696
Cost of investments acquired, available-for-sale	(4,865,104)	(4,013,245)	(4,858,159)
Change in investments, held-to-maturity	81,000	47,000	(2,181,000)
Mortgage loans:
New lendings	(1,589,459)	(1,671,929)	(1,396,283)
Repayments	1,068,552	923,347	863,873
Change in investment real estate, net	978	(104)	2,851
Change in policy loans, net	51,218	34,625	49,268
Change in other long-term investments, net	(169,293)	(91,934)	(251,987)
Change in short-term investments, net	(164,384)	(207,722)	(61,094)
Net unsettled security transactions	13,384	(19,023)	28,853
Purchase of property and equipment	(91,972)	(33,718)	(2,863)
Cash received from or paid for acquisitions, net of cash acquired	38,456	—	320,967
Net cash used in investing activities	(1,863,432)	(2,536,181)	(4,233,554)
Cash flows from financing activities
Borrowings under subordinated debt	110,000	—	—
Issuance (repayment) of non-recourse funding obligations	(63,890)	(16,070)	2,169,700
Secured financing liabilities	(522,442)	220,028	359,536
Dividends/Return of capital to the parent company	—	(303,000)	(540,000)
Investment product and universal life deposits	5,689,944	4,683,121	4,393,596
Investment product and universal life withdrawals	(3,313,338)	(2,256,981)	(2,320,958)
Other financing activities, net	(388)	(196)	—
Net cash provided by financing activities	1,899,886	2,326,902	4,061,874
Change in cash	(27,455)	(35,584)	2,081
Cash at beginning of period	178,855	214,439	212,358
Cash at end of period	$151,400	$178,855	$214,439

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
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
During the fourth quarter of 2018, the Company recorded an adjustment related to prior periods to correct an error pertaining to the tax deductibility of certain deferred compensation following the Dai-ichi acquisition and application of purchase accounting in 2015. The adjustment resulted in a $32.0 million increase to goodwill, with a corresponding increase in additional paid-in-capital. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported annual or interim periods or the current interim period. As a result, this adjustment was recorded by the Company within the presented annual consolidated financial statements for the year ended December 31, 2018.

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which the Company purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level on a first in first out basis. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.
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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $153.3 million as of December 31, 2018 and $132.7 million as of December 31, 2017, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.0% to 7.1%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired
In conjunction with the Merger and the acquisition of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flows and earnings of associated insurance policies and investment contracts. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from associated insurance policies and investment contracts acquired. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY Life Insurance Company (“MONY”) block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, account values, or insurance in-force. VOBA is subject to annual recoverability testing.
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
Intangible assets recognized by the Company included the following (excluding goodwill):

	As of December 31,		Estimated
	2018	2017	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$377,441	$402,975	14-22
Trade names	78,629	85,340	13-17
Technology	93,433	107,343	7-14
Other	31,351	35,258
Total intangible assets subject to amortization	580,854	630,916

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$612,854	$662,916
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2019	$55,220
2020	52,219
2021	49,614
2022	46,356
2023	45,056
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
The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and computers are depreciated over a four year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Home office building	$144,669	$68,123
Data processing equipment	28,793	24,102
Other, principally furniture and equipment	16,450	13,871
Total property and equipment subject to depreciation	189,912	106,096
Accumulated depreciation	(30,989)	(21,305)
Land	24,920	24,920
Total property and equipment	$183,843	$109,711
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
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2018 and 2017, the Company had $4,083.8 million and $3,337.9 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2018, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2019	$1,253.9
2020 - 2021	3,042.5
2022 - 2023	818.7
Thereafter	118.7
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company reinsures certain risks associated with the GLWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2018, the Company’s net GLWB liability held, including the impact of reinsurance, was $43.3 million.
Goodwill
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within the Company’s operating segments to assess the recoverability of the capitalized goodwill. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of segment goodwill is more likely than not then no other specific quantitative impairment testing is required.
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
Income Taxes
The Company's income tax returns, except for MONY which files separately, are included in PLC's consolidated U.S. income tax return.

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

The Company’s liability for income taxes includes the liability for unrecognized tax benefits which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations expires. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 19, Income Taxes, for additional information regarding income taxes.

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

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the year indicated are as follows:

	As of December 31,
	2018	2017	2018	2017
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)
Life and annuity benefit reserves	$40,883,229	$29,972,938	$3,573,500	$3,885,546
Unpaid life claim liabilities	654,077	595,188	383,620	362,833
Life and annuity future policy benefits	41,537,306	30,568,126	3,957,120	4,248,379
Other policy benefits reserves	142,855	157,101	80,688	92,330
Other policy benefits unpaid claim liabilities	220,457	231,565	175,591	185,366
Future policy benefits and claims and associated reinsurance receivable	$41,900,618	$30,956,792	$4,213,399	$4,526,075
Unearned premiums	769,620	751,130	272,630	274,816
Total policy liabilities and accruals and associated reinsurance receivable	$42,670,238	$31,707,922	$4,486,029	$4,800,891
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
Traditional Life, Health, and Credit Insurance Products
Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value on the date of the Merger. These values were computed using assumptions that include interest rates, mortality, lapse rates, expense estimates, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2018, range from approximately 2.00% to 5.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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
Universal Life and Investment Products
Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.19% to 11.25% in 2018.

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 6, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a UL - Type insurance contract in accordance with ASC Topic 944 -Financial Services-Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accrued using the effective yield method.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these indexed universal life (“IUL”) products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) - Derivative financial instruments. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accrued interest and benefit claims incurred during the period.
The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2018, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2018, the GMDB reserve, including the impact of reinsurance, was $34.7 million.
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

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $90.0 million. The pre-tax impact to each affected line item on the Company’s financial statements is reflected in the table below:

	As of December 31, 2018
	As Reported	Previous Accounting Method
	(Dollars In Millions)
Financial Statement Line Item:
Balance Sheet
Deferred policy acquisition costs and value of business acquired	$3,026.3	$2,887.3
Other liabilities	$1,939.7	$1,683.3

	For The Year Ended December 31, 2018
	As Reported	Previous Accounting Method
	(Dollars In Millions)
Financial Statement Line Item:
Statements of Income
Other income	$321.0	$322.1
Amortization of deferred policy acquisition costs and value of business acquired	$226.1	$178.1
Other operating expenses, net of reinsurance ceded	$774.1	$825.1
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
The Company determines its “cost of reinsurance” to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances). As noted within ASC Financial Services—Insurance Topic, “The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized”. The Company’s policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized. For the Company’s long-duration contracts, it is the Company’s practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company’s practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized. In some cases reinsurance allowances allocable to the current period may exceed non-deferred direct costs, which may cause net other operating expenses (related to specific contracts) to be negative.
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
Accounting Pronouncements Recently Adopted
ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606). This Update provides for significant revisions to the recognition of revenue from contracts with customers across various industries. Under the new guidance, entities are required to apply a prescribed 5-step process to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting for revenues associated with insurance products is not within the scope of this Update. The Update was originally effective for annual and interim periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU No. 2015-14 - Revenues from Contracts with Customers: Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 by one year to annual and interim periods beginning after December 15, 2017. The Company adopted this Update using the modified retrospective approach via a cumulative effect adjustment to retained earnings as of January 1, 2018. The amendments in the Update, along with clarifying updates issued subsequent to ASU 2014-09, impacted some of the Company’s smaller lines of business, specifically revenues at the Company’s affiliated broker dealers and insurance agency, and certain revenues associated with the Company’s Asset Protection products. The lines of business to which the revised guidance applies are not material to the Company’s financial statements. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company will recognize these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $90.0 million. The Company also implemented minor changes to its accounting and disclosures with respect to the lines of business referenced above to ensure compliance with the revised guidance. See above for additional discussion.
ASU No. 2016-01 - Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the Update requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The Update also introduces a single-step impairment model for equity investments without a readily determinable fair value. Additionally, the Update requires changes in instrument-specific credit risk for fair value option liabilities to be recorded in other comprehensive income. The amendments in this Update were effective the interim periods beginning after December 15, 2017 and were applied on a modified retrospective basis. The Company recorded a cumulative-effect adjustment at the date of adoption, January 1, 2018, transferring unrealized gains and losses on available-for-sale equity securities to retained earnings from accumulated other comprehensive income. The impact of this adjustment, net of income tax, resulted in a $10.6 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income, resulting in no net impact to consolidated shareowner’s equity. The Company has updated its disclosures in Note 5, Investment Operations and Note 6, Fair Value of Financial Instruments in accordance with the ASU.

ASU No. 2016-15 - Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update are intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Specific transactions addressed in the new guidance include: Debt prepayment/extinguishment costs, contingent consideration payments, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investments. The Update does not introduce any new accounting or financial reporting requirements, and was effective for the interim periods beginning after December 15, 2017 using the retrospective method. There was no financial impact.

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

ASU No. 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require entities to disaggregate the current-service-cost component from other components of net benefit cost and present it with other current compensation costs in the income statement. The other components of net benefit cost must be presented outside of income from operations if that subtotal is presented. In addition, the Update requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendments in this update are effective for interim and annual periods beginning after December 15, 2017. As provided for in the ASU, the Company applied the provisions of the statement retrospectively for components of net periodic pension costs and prospectively for capitalization of the service costs component of net periodic costs and net periodic postretirement benefits. The Update did not impact the Company’s financial position, results of operations, or current disclosures.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change will relate to the accounting model used by lessees. The Update will require all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability will be measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update are effective for annual and interim periods beginning after December 15, 2018 on a modified retrospective basis. The Company expects to record a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $21.5 million on its consolidated balance sheet to be reflected in the property and equipment and other liabilities line items, respectively. The Company will make updates to its disclosures in the first quarter in order to comply with the new guidance.

ASU No. 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update require that premiums on callable debt securities be amortized to the first call date. This is a change from current guidance, under which premiums are amortized to the maturity date of the security. The amendments are effective for annual and interim periods beginning after December 15, 2018. The Company recorded a cumulative effect adjustment as of the adoption date, January 1, 2019, resulting in a $50.8 million reduction to retained earnings, net of income tax.

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. There was no impact to the Company on adoption.

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

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgements, assumptions, and methods used in the measurement. The amendments in this Update are effective for annual and interim periods beginning after December 15, 2020 with early adoption permitted. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

3.	SIGNIFICANT TRANSACTIONS
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and  pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Master Transaction Agreement”), previously reported in PLC’s Current Report on Form 8-K filed on January 23, 2018, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was$422.4 million, which is the purchase price. Other than cash received as part of the acquired Liberty investment portfolio as reflected in “amounts received from reinsurance transaction” in the Consolidated Condensed Statement of Cash Flows and as reflected in the table below, this was a non-cash transaction.

All policies issued in states other than New York were ceded to the Company under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. Pursuant to the terms of the Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.

The terms of the Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

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

Fair Value As of May 1, 2018
(Dollars in Thousands)
Assets
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	38,456
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	336,862
Other assets	916
Total assets	13,683,942
Liabilities
Future policy benefits and claims	$11,747,501
Unearned premiums	—
Total policy liabilities and accruals	11,747,501
Annuity account balances	1,823,444
Other policyholders’ funds	41,936
Other liabilities	71,061
Total liabilities	13,683,942
Net assets acquired	$—
The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Life Business were completed as of January 1, 2017. The unaudited pro forma condensed results of operations are presented solely for information purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

	Unaudited
	For The Year Ended December 31, 2018	For The Year Ended December 31, 2017
	(Dollars In Thousands)
Revenue	$5,082,755	$5,548,132
Net income	$240,071	$1,309,876
The amount of revenue and income before income tax of the Life Business since the transaction date, May 1, 2018, included in the consolidated statements of income for the year ended December 31, 2018, amounted to $578.0 million and $49.8 million. Also, included in the income before income tax for the year ended December 31, 2018, is approximately $5.5 million of non-recurring transaction costs.

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

Summarized financial information for the Closed Block as of December 31, 2018 and December 31, 2017 and is as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,679,732	$5,791,867
Policyholder dividend obligation	—	160,712
Other liabilities	22,505	30,764
Total closed block liabilities	5,702,237	5,983,343
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,257,437	4,669,856
Mortgage loans on real estate	75,838	108,934
Policy loans	672,213	700,769
Cash and other invested assets	116,225	31,182
Other assets	136,388	122,637
Total closed block assets	5,258,101	5,633,378
Excess of reported closed block liabilities over closed block assets	444,136	349,965
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $(141,128) and $(13,429); and net of income tax: $61,676 and $2,820	(120,528)	—
Future earnings to be recognized from closed block assets and closed block liabilities	$323,608	$349,965
Reconciliation of the policyholder dividend obligation is as follows:

	For The Year Ended December 31,
	2018	2017
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$160,712	$31,932
Applicable to net revenue (losses)	(33,014)	(55,241)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	(127,698)	184,021
Policyholder dividend obligation, ending balance	$—	$160,712

Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Premiums and other income	$171,117	$180,097	$189,700
Net investment income	202,282	203,964	211,175
Net investment gains	(1,970)	910	1,524
Total revenues	371,429	384,971	402,399
Benefits and other deductions
Benefits and settlement expenses	337,352	335,200	353,488
Other operating expenses	714	1,940	2,804
Total benefits and other deductions	338,066	337,140	356,292
Net revenues before income taxes	33,363	47,831	46,107
Income tax expense	7,006	27,718	16,137
Net revenues	$26,357	$20,113	$29,970

5.	INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$2,043,183	$1,610,768	$1,547,346
Equity securities	35,282	40,506	38,838
Mortgage loans	322,206	298,387	270,749
Investment real estate	1,778	2,405	2,152
Short-term investments	103,676	114,280	99,979
	2,506,125	2,066,346	1,959,064
Other investment expenses	167,223	143,290	135,601
Net investment income	$2,338,902	$1,923,056	$1,823,463
Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$9,851	$12,783	$32,183
Equity gains and losses(1)	(49,275)	(2,330)	92
Impairments	(29,724)	(9,112)	(17,748)
Modco trading portfolio	(185,900)	119,206	67,583
Other investments	2,048	(8,572)	(9,228)
Total realized gains (losses) - investments	$(253,000)	$111,975	$72,882

(1) Beginning January 1, 2018, all changes in the fair market value of equity securities are recorded as a realized gain (loss) as a result of the adoption of ASU No. 2016-01.

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Gross realized gains	$28,034	$18,868	$42,058
Gross realized losses
Impairments losses	$(29,724)	$(9,112)	$(17,748)
Other realized losses	$(18,183)	$(8,257)	$(9,783)
The chart below summarizes the fair value (proceeds) and the gains/losses realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$1,291,826	$879,181	$1,194,808
Gains realized	$28,034	$18,868	$42,058

Securities in an unrealized loss position(1):
Fair value (proceeds)	$472,371	$185,157	$85,835
Losses realized	$(18,183)	$(8,257)	$(9,783)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

For The Year Ended December 31, 2018
(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$(49,275)
Less: net gains (losses) recognized on equity securities sold during the period	$(6,165)
Gains (losses) recognized during the period on equity securities still held	$(43,110)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
As of December 31, 2018
Fixed maturities:
Residential mortgage-backed securities	$3,641,678	$23,248	$(61,935)	$3,602,991	$(18)
Commercial mortgage-backed securities	2,319,476	3,911	(57,000)	2,266,387	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,658,433	1,794	(45,722)	1,614,505	—
Other government-related securities	543,534	4,292	(33,790)	514,036	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,467,380	112,438	(2,378,240)	36,201,578	(29,685)
Redeemable preferred stock	94,362	—	(11,560)	82,802	—
	51,816,959	188,621	(2,742,547)	49,263,033	(28,827)
Short-term investments	635,375	—	—	635,375	—
	$52,452,334	$188,621	$(2,742,547)	$49,898,408	$(28,827)
As of December 31, 2017
Fixed maturities:
Residential mortgage-backed securities	$2,321,811	$19,412	$(22,730)	$2,318,493	$41
Commercial mortgage-backed securities	1,885,109	4,931	(29,552)	1,860,488	—
Other asset-backed securities	1,234,376	20,936	(5,763)	1,249,549	—
U.S. government-related securities	1,255,244	185	(32,177)	1,223,252	—
Other government-related securities	280,780	9,401	(4,948)	285,233	—
States, municipals, and political subdivisions	1,770,299	16,959	(45,613)	1,741,645	(37)
Corporate securities	29,446,365	618,582	(527,401)	29,537,546	(2,563)
Redeemable preferred stock	94,362	232	(3,503)	91,091	—
	38,288,346	690,638	(671,687)	38,307,297	(2,559)
Equity securities	696,706	22,319	(8,771)	710,254	—
Short-term investments	470,883	—	—	470,883	—
	$39,455,935	$712,957	$(680,458)	$39,488,434	$(2,559)

(1)	These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$241,836	$259,694
Commercial mortgage-backed securities	188,925	146,804
Other asset-backed securities	159,907	138,097
U.S. government-related securities	59,794	27,234
Other government-related securities	44,207	63,925
States, municipals, and political subdivisions	286,413	326,925
Corporate securities	1,423,833	1,698,183
Redeemable preferred stock	11,277	3,327
	2,416,192	2,664,189
Equity securities	9,892	5,244
Short-term investments	30,926	56,261
	$2,457,010	$2,725,694
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2018, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,121,731	$1,117,140	$—	$—
Due after one year through five years	9,255,369	9,102,884	—	—
Due after five years through ten years	9,037,543	8,790,872	—	—
Due after ten years	32,402,316	30,252,137	2,633,474	2,547,210
	$51,816,959	$49,263,033	$2,633,474	$2,547,210

The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Other-than-temporary impairments	$(56,578)	$—	$(56,578)
Non-credit impairment losses recorded in other comprehensive income	26,854	—	26,854
Net impairment losses recognized in earnings	$(29,724)	$—	$(29,724)

For The Year Ended December 31, 2017
Other-than-temporary impairments	$(1,332)	$—	$(1,332)
Non-credit impairment losses recorded in other comprehensive income	(7,780)	—	(7,780)
Net impairment losses recognized in earnings	$(9,112)	$—	$(9,112)

For The Year Ended December 31, 2016
Other-than-temporary impairments	$(32,075)	$—	$(32,075)
Non-credit impairment losses recorded in other comprehensive income	14,327	—	14,327
Net impairment losses recognized in earnings	$(17,748)	$—	$(17,748)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the years ended December 31, 2018, 2017, and 2016.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Beginning balance	$3,268	$12,685	$22,761
Additions for newly impaired securities	24,858	734	14,876
Additions for previously impaired securities	12	3,175	2,063
Reductions for previously impaired securities due to a change in expected cash flows	—	(12,726)	(24,396)
Reductions for previously impaired securities that were sold in the current period	(3,270)	(600)	(2,619)
Ending balance	$24,868	$3,268	$12,685

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$1,485,009	$(31,302)	$795,765	$(30,633)	$2,280,774	$(61,935)
Commercial mortgage-backed securities	419,420	(7,398)	1,405,690	(49,602)	1,825,110	(57,000)
Other asset-backed securities	687,271	(30,963)	148,871	(4,435)	836,142	(35,398)
U.S. government-related securities	130,290	(4,668)	1,085,654	(41,054)	1,215,944	(45,722)
Other government-related securities	224,273	(15,207)	131,569	(18,583)	355,842	(33,790)
States, municipalities, and political subdivisions	1,004,262	(27,180)	1,129,152	(91,722)	2,133,414	(118,902)
Corporate securities	18,225,656	(966,825)	12,824,024	(1,411,415)	31,049,680	(2,378,240)
Redeemable preferred stock	41,147	(4,467)	41,655	(7,093)	82,802	(11,560)
	$22,217,328	$(1,088,010)	$17,562,380	$(1,654,537)	$39,779,708	$(2,742,547)
RMBS and CMBS had gross unrealized losses greater than twelve months of $30.6 million and $49.6 million, respectively, as of December 31, 2018. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $4.4 million as of December 31, 2018. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $41.1 million and $18.6 million as of December 31, 2018, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $91.7 million as of December 31, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category has gross unrealized losses greater than twelve months of $1.4 billion as of December 31, 2018. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
As of December 31, 2018, the Company had a total of 4,005 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
The U.S government-related securities and the other government-related securities had gross unrealized losses greater than twelve months $31.5 million and $4.8 million as of December 31, 2017, respectively. These declines were related to changes in interest rates.
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
As of December 31, 2018, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.6 billion and had an amortized cost of $1.8 billion. In addition, included in the Company’s trading portfolio, the Company held $144.3 million of securities which were rated below investment grade. Approximately $262.8 million of the below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Fixed maturities	$(2,032,573)	$1,083,865	$802,248

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2018 and 2017, are as follows:

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2017
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$704,904	$—	$(19,163)	$685,741	$—
Steel City LLC	2,014,000	76,586	—	2,090,586	—
	$2,718,904	$76,586	$(19,163)	$2,776,327	$—
During the years ended December 31, 2018, 2017, and 2016, the Company did not record any other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $86.3 million of gross unrecognized holding losses by maturity as of December 31, 2018. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE’s. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
The Company held $140.5 million of non-income producing securities for the year ended December 31, 2018.
Included in the Company’s invested assets are $1.7 billion of policy loans as of December 31, 2018. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.
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
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2018 and 2017.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the

Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 14, Debt and Other Obligations. The Company has the power, via its 100% ownership, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC, the holding company, has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2018, no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,602,991	$—	$3,602,991
Commercial mortgage-backed securities	4	—	2,266,387	—	2,266,387
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	985,485	629,020	—	1,614,505
State, municipalities, and political subdivisions	4	—	3,588,841	—	3,588,841
Other government-related securities	4	—	514,036	—	514,036
Corporate securities	4	—	35,563,302	638,276	36,201,578
Redeemable preferred stock	4	65,536	17,266	—	82,802
Total fixed maturity securities - available-for-sale		1,051,021	47,152,094	1,059,918	49,263,033
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
State, municipalities, and political subdivisions	3	—	286,413	—	286,413
Other government-related securities	3	—	44,207	—	44,207
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stock	3	11,277	—	—	11,277
Total fixed maturity securities - trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,089,751	49,497,258	1,092,216	51,679,225
Equity securities	3	494,287	—	63,421	557,708
Other long-term investments (1)	3&4	83,047	180,438	151,342	414,827
Short-term investments	3	589,084	77,217	—	666,301
Total investments		2,256,169	49,754,913	1,306,979	53,318,061
Cash	3	151,400	—	—	151,400
Assets related to separate accounts	3
Variable annuity		12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis	3	$15,634,220	$49,754,913	$1,306,979	$66,696,112

Liabilities:
Annuity account balances(2)	3	$—	$—	$76,119	$76,119
Other liabilities(1)	3&4	56,018	164,643	438,127	658,788
Total liabilities measured at fair value on a recurring basis		$56,018	$164,643	$514,246	$734,907

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

(3)	Fair Value through Net Income.

(4)	Fair Value through Other Comprehensive Income.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,318,493	$—	$2,318,493
Commercial mortgage-backed securities	—	1,860,488	—	1,860,488
Other asset-backed securities	—	745,184	504,365	1,249,549
U.S. government-related securities	958,775	264,477	—	1,223,252
State, municipalities, and political subdivisions	—	1,741,645	—	1,741,645
Other government-related securities		285,233	—	285,233
Corporate securities	—	28,910,645	626,901	29,537,546
Redeemable preferred stock	72,471	18,620	—	91,091
Total fixed maturity securities - available-for-sale	1,031,246	36,144,785	1,131,266	38,307,297

Fixed maturity securities - trading
Residential mortgage-backed securities	—	259,694	—	259,694
Commercial mortgage-backed securities	—	146,804	—	146,804
Other asset-backed securities	—	102,875	35,222	138,097
U.S. government-related securities	21,183	6,051	—	27,234
State, municipalities, and political subdivisions	—	326,925	—	326,925
Other government-related securities	—	63,925	—	63,925
Corporate securities	—	1,692,741	5,442	1,698,183
Redeemable preferred stock	3,327	—	—	3,327
Total fixed maturity securities - trading	24,510	2,599,015	40,664	2,664,189
Total fixed maturity securities	1,055,756	38,743,800	1,171,930	40,971,486
Equity securities	649,981	—	65,517	715,498
Other long-term investments (1)	51,102	417,969	160,466	629,537
Short-term investments	394,394	132,750	—	527,144
Total investments	2,151,233	39,294,519	1,397,913	42,843,665
Cash	178,855	—	—	178,855
Assets related to separate accounts
Variable annuity	13,956,071	—	—	13,956,071
Variable universal life	1,035,202	—	—	1,035,202
Total assets measured at fair value on a recurring basis	$17,321,361	$39,294,519	$1,397,913	$58,013,793

Liabilities:
Annuity account balances (2)	$—	$—	$83,472	$83,472
Other liabilities (1)	5,755	302,656	597,562	905,973
Total liabilities measured at fair value on a recurring basis	$5,755	$302,656	$681,034	$989,445

(1)	Includes certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.

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

 The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 93.6% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2018.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2018, the Company held $7.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of December 31, 2018, the Company held $447.7 million of Level 3 ABS, which included $421.6 million of other asset-backed securities classified as available-for-sale and $26.1 million of other asset-backed securities classified as trading. These securities within the available-for-sale portfolio are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.

Corporate Securities, Redeemable Preferred Stock, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2018, the Company classified approximately $42.1 billion of corporate securities, redeemable preferred stock, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2018, the Company classified approximately $644.5 million of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2018, the Company held approximately $63.4 million of equity securities classified as Level 2 and Level 3. Of this total, $63.4 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2018, 84.5% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses)—Derivative financial instruments”. Refer to Note 7, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 87.0% - 100%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.

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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of December 31, 2018, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $2.3 billion and the statutory unrealized gain (loss) of the securities of $25.8 million. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of December 31, 2018, was $90.0 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $37.6 million as of December 31, 2018 however interest support agreement obligations to Golden Gate II of approximately $4.9 million have been collateralized by PLC. Re-evaluation, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. For the year ended December 31, 2018, Golden Gate II recognized $0.6 million in gains related to payments made under this agreement.
The YRT Premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of December 31, 2018, was $50.0 million. As of December 31, 2018, no payments have been triggered under this agreement.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of December 31, 2018, was $2.5 million. As of December 31, 2018, no payments have been triggered under this agreement.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2018, was a liability of $95.1 million.

Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2018 is $76.1 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$421,458	Liquidation	Liquidation value	$85.75 - $99.99 ($95.36)
		Discounted cash flow	Liquidity premium	0.02% - 1.25% (0.64%)
			Paydown Rate	10.96% - 13.11% (12.03%)
Corporate securities	631,068	Discounted cash flow	Spread over treasury	0.84% - 3.00% (1.84%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$43,307	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.21% - 1.16%
Embedded derivative—FIA	217,288	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.21% - 1.16%
Embedded derivative—IUL	90,231	Actuarial cash flow model	Mortality	37% - 577% of 2015 VBT Primary Tables
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.21% - 1.16%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2018, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $39.7 million of financial instruments being classified as Level 3 as of December 31, 2018 . Of the $39.7 million, $26.2 million are other asset-backed securities, and $13.5 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2018, the Company held $63.4 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$504,228	Liquidation	Liquidation value	$90 - $97 ($94.91)
		Discounted cash flow	Liquidity premium	0.06% - 1.17% (0.75%)
			Paydown rate	11.31% - 11.97% (11.54%)
Corporate securities	617,770	Discounted cash flow	Spread over treasury	0.81% - 3.95% (1.06%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$15,554	Actuarial cash flow model	Mortality	91.4% to 106.6% of Ruark 2015 ALB Table
			Lapse	1.0% - 30.0%, depending on product/duration/funded status of guarantee
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—FIA	218,676	Actuarial cash flow model	Expenses	$146 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	1994 MGDB table with company experience
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.11% - 0.79%
Embedded derivative—IUL	80,212	Actuarial cash flow model	Mortality	34% - 152% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.11% - 0.79%

(1)	Excludes modified coinsurance arrangements.

(2)	The fair value for the GLWB embedded derivative is presented as a net liability.

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
The asset-backed securities classified as Level 3 are predominantly ARS. A change in the paydown rate (the projected annual rate of principal reduction) of the ARS can significantly impact the fair value of these securities. A decrease in the paydown rate would increase the projected weighted average life of the ARS and increase the sensitivity of the ARS’ fair value to changes in interest rates. An increase in the liquidity premium would result in a decrease in the fair value of the securities, while a decrease in the liquidity premium would increase the fair value of these securities. The liquidation value for these securities are sensitive to the issuer’s available cash flows and ability to redeem the securities, as well as the current holders’ willingness to liquidate at the specified price.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included In Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(995)	$22,225	$—	$—	$—	$(21,281)	$51	$—	$—
Commercial mortgage-backed securities	—	—	50	—	(2,497)	48,621	(292)	—	—	(45,832)	(50)	—	—
Other asset-backed securities	504,365	3,716	16,503	(159)	(25,578)	—	(80,050)	—	—	222	2,623	421,642	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	626,901	—	12,537	—	(29,017)	108,491	(97,676)	—	—	20,721	(3,681)	638,276	—
Total fixed maturity securities - available-for-sale	1,131,266	3,716	29,090	(159)	(58,087)	179,337	(178,018)	—	—	(46,170)	(1,057)	1,059,918	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	35,222	464	—	(3,798)	—	8,728	(14,511)	—	—	164	(213)	26,056	(3,179)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	5,442	45	—	(145)	—	999	—	—	—	—	(99)	6,242	(101)
Total fixed maturity securities - trading	40,664	509	—	(3,943)	—	9,727	(14,511)	—	—	164	(312)	32,298	(3,280)
Total fixed maturity securities	1,171,930	4,225	29,090	(4,102)	(58,087)	189,064	(192,529)	—	—	(46,006)	(1,369)	1,092,216	(3,280)
Equity securities	65,518	1	—	(30)	—	36	(2,103)	—	—	—	(1)	63,421	282
Other long-term investments(1)	160,466	39,118	—	(47,615)	—	—	—	—	(627)	—	—	151,342	(9,124)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,397,914	43,344	29,090	(51,747)	(58,087)	189,100	(194,632)	—	(627)	(46,006)	(1,370)	1,306,979	(12,122)
Total assets measured at fair value on a recurring basis	$1,397,914	$43,344	$29,090	$(51,747)	$(58,087)	$189,100	$(194,632)	$—	$(627)	$(46,006)	$(1,370)	$1,306,979	$(12,122)

Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(3,505)	$—	$—	$—	$623	$11,481	$—	$—	$76,119	$—
Other liabilities(1)	597,562	299,366	—	(139,931)	—	—	—	—	—	—	—	438,127	159,435
Total liabilities measured at fair value on a recurring basis	$681,034	$299,366	$—	$(143,436)	$—	$—	$—	$623	$11,481	$—	$—	$514,246	$159,435

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2018, $39.7 million of securities were transferred into Level 3.
For the year ended December 31, 2018, $85.7 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2018.
For the year ended December 31, 2018, there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2018, no securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2017, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$3	$—	$83	$—	$—	$11,862	$(3)	$—	$—	$(11,944)	$(1)	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	562,604	1,410	15,136	—	(10,931)	100	(59,176)	—	—	(6,643)	1,865	504,365	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	664,046	—	27,637	—	(13,089)	131,822	(169,002)	—	—	(10,353)	(4,160)	626,901	—
Total fixed maturity securities— available-for-sale	1,226,653	1,410	42,856	—	(24,020)	143,784	(228,181)	—	—	(28,940)	(2,296)	1,131,266	—
Fixed maturity securities—trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	84,563	3,768	—	(1,157)	—	—	(52,835)	—	—	—	883	35,222	3,483
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	5,492	101	—	(58)	—	—	—	—	—	—	(93)	5,442	44
Total fixed maturity securities—trading	90,055	3,869	—	(1,215)	—	—	(52,835)	—	—	—	790	40,664	3,527
Total fixed maturity securities	1,316,708	5,279	42,856	(1,215)	(24,020)	143,784	(281,016)	—	—	(28,940)	(1,506)	1,171,930	3,527
Equity securities	65,786	2	—	—	—	—	(273)	—	—	3	—	65,518	3
Other long-term investments(1)	115,516	73,253	—	(28,303)	—	—	—	—	—	—	—	160,466	44,950
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,498,010	78,534	42,856	(29,518)	(24,020)	143,784	(281,289)	—	—	(28,937)	(1,506)	1,397,914	48,480
Total assets measured at fair value on a recurring basis	$1,498,010	$78,534	$42,856	$(29,518)	$(24,020)	$143,784	$(281,289)	$—	$—	$(28,937)	$(1,506)	$1,397,914	$48,480

Liabilities:
Annuity account balances(2)	$87,616	$—	$—	$(4,001)	$—	$—	$—	$623	$8,768	$—	$—	$83,472	$—
Other liabilities(1)	405,803	35,703	—	(227,462)	—	—	—	—	—	—	—	597,562	(191,759)
Total liabilities measured at fair value on a recurring basis	$493,419	$35,703	$—	$(231,463)	$—	$—	$—	$623	$8,768	$—	$—	$681,034	$(191,759)

(1)	Represents certain freestanding and embedded derivatives.

(2)	Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2017, there were an immaterial amount of transfers of securities into Level 3.
For the year ended December 31, 2017, $28.9 million transfers of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2017.
For the year ended December 31, 2017, there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2017, no securities were transferred out of Level 1.

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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of December 31,
		2018		2017
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$7,724,733	$7,447,702	$6,817,723	$6,740,177
Policy loans	3	1,695,886	1,695,886	1,615,615	1,615,615
Fixed maturities, held-to-maturity(1)	3	2,633,474	2,547,210	2,718,904	2,776,327

Liabilities:
Stable value product account balances	3	$5,234,731	$5,200,723	$4,698,371	$4,698,868
Future policy benefits and claims(2)	3	1,671,414	1,671,434	220,498	220,498
Other policyholders’ funds(3)	3	131,150	131,782	133,508	134,253

Debt:(4)
Non-recourse funding obligations(5)	3	$2,888,329	$2,801,399	$2,952,822	$2,980,495
Subordinated funding obligations	3	110,000	95,476	—	—
Except as noted below, fair values were estimated using quoted market prices.

(1)	Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.

(2)	Single premium immediate annuity without life contingencies.

(3)	Supplementary contracts without life contingencies.

(4)	Excludes capital lease obligations of $1.3 million and $1.7 million as of December 31, 2018 and 2017, respectively.

(5)
As of December 31, 2018, carrying amount $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2017, carrying amount of $2.7 billion and fair value of $2.8 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Policy Loans
The Company believes the fair value of policy loans approximates book value. Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the carrying value of policy loans approximates fair value.
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
It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, the Chicago Mercantile Exchange (“CME”) rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.
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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(25,473)	$26,015	$(3,450)
Equity futures	(88,208)	(91,776)	(106,431)
Currency futures	10,275	(23,176)	33,836
Equity options	38,083	(94,791)	(60,962)
Interest rate swaptions	(14)	(2,490)	(1,161)
Interest rate swaps	(45,185)	27,981	20,420
Total return swaps	77,225	(32,240)	—
Embedded derivative - GLWB	(27,761)	(8,526)	13,306
Funds withheld derivative	(25,541)	138,227	115,540
Total derivatives related to VA contracts	(86,599)	(60,776)	11,098
Derivatives related to FIA contracts:
Embedded derivative	35,397	(55,878)	(16,494)
Equity futures	330	642	4,248
Volatility futures	—	—	—
Equity options	(38,885)	44,585	8,149
Total derivatives related to FIA contracts	(3,158)	(10,651)	(4,097)
Derivatives related to IUL contracts:
Embedded derivative	9,062	(14,117)	9,529
Equity futures	261	(818)	129
Equity options	(6,338)	9,580	3,477
Total derivatives related to IUL contracts	2,985	(5,355)	13,135
Embedded derivative - Modco reinsurance treaties	166,757	(103,009)	390
Derivatives with PLC(1)	(902)	42,699	29,289
Other derivatives	14	50	(25)
Total realized gains (losses) - derivatives	$79,097	$(137,042)	$49,790

(1)	These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
		(Effective Portion)	(Ineffective Portion)
	(Effective Portion)	Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Foreign currency swaps	$(812)	$(798)	$—
Interest rate swaps	(1,574)	(633)	—
Total	$(2,386)	$(1,431)	$—

For The Year Ended December 31, 2017
Foreign currency swaps	$(867)	$(694)	$—
Total	$(867)	$(694)	$—

For The Year Ended December 31, 2016
Foreign currency swaps	$1,058	$(60)	$—
Total	$1,058	$(60)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.1 million out of accumulated other comprehensive income into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2018		2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Foreign currency swaps	$—	$—	$117,178	$6,016
Derivatives not designated as hedging instruments:
Interest rate swaps	1,515,500	28,501	1,265,000	55,411
Total return swaps	138,070	3,971	190,938	135
Derivatives with PLC(1)	2,856,351	90,049	2,810,469	91,578
Embedded derivative - Modco reinsurance treaties	585,294	7,072	64,472	1,009
Embedded derivative - GLWB	1,919,861	54,221	2,116,935	67,879
Interest rate futures	286,208	10,302	1,071,870	3,178
Equity futures	12,633	483	62,266	154
Currency futures	—	—	1,117	2
Equity options	5,624,081	220,092	4,436,467	403,961
Interest rate swaptions	—	—	225,000	14
Other	157	136	157	200
	$12,938,155	$414,827	$12,361,869	$629,537
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$—	$—
Foreign currency swaps	117,178	904	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps	775,000	11,367	597,500	2,960
Total return swaps	768,177	23,054	243,388	318
Embedded derivative - Modco reinsurance treaties	1,795,287	32,828	2,390,539	215,247
Funds withheld derivative	1,992,562	95,142	1,502,726	61,729
Embedded derivative - GLWB	4,071,322	97,528	1,939,320	83,427
Embedded derivative - FIA	2,576,033	217,288	1,951,650	218,676
Embedded derivative - IUL	233,550	90,231	168,349	80,212
Interest rate futures	863,706	20,100	230,404	917
Equity futures	659,357	33,753	318,795	2,593
Currency futures	202,747	2,163	255,248	2,087
Equity options	4,199,687	34,178	3,112,812	237,807
Other	3,288	252	—	—
	$18,607,894	$658,788	$12,710,731	$905,973

(1)	These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

8.	OFFSETTING OF ASSETS AND LIABILITIES
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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of December 31, 2018, the fair value of non-cash collateral received was $45.0 million. As of December 31, 2017, the Company had not received any non-cash collateral.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	54,221	—	54,221	—	—	54,221
Derivatives with PLC	90,049	—	90,049	—	—	90,049
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	151,478	—	151,478	—	—	151,478
Total derivatives	414,827	—	414,827	70,322	99,199	245,306
Total Assets	$414,827	$—	$414,827	$70,322	$99,199	$245,306

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Funds withheld derivative	95,142	—	95,142	—	—	95,142
Embedded derivative - GLWB	97,528	—	97,528	—	—	97,528
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	533,269	—	533,269	—	—	533,269
Total derivatives	658,788	—	658,788	70,322	47,856	540,610
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,076,878	$—	$1,076,878	$70,322	$47,856	$958,700

(1)	Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2017.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$468,871	$—	$468,871	$242,105	$108,830	$117,936
Total derivatives, subject to a master netting arrangement or similar arrangement	468,871	—	468,871	242,105	108,830	117,936
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	1,009	—	1,009	—	—	1,009
Embedded derivative - GLWB	67,879	—	67,879	—	—	67,879
Derivatives with PLC	91,578	—	91,578	—	—	91,578
Other	200	—	200	—	—	200
Total derivatives, not subject to a master netting arrangement or similar arrangement	160,666	—	160,666	—	—	160,666
Total derivatives	629,537	—	629,537	242,105	108,830	278,602
Total Assets	$629,537	$—	$629,537	$242,105	$108,830	$278,602

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$246,682	$—	$246,682	$242,105	$4,577	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	246,682	—	246,682	242,105	4,577	—
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	215,247	—	215,247	—	—	215,247
Funds withheld derivative	61,729	—	61,729	—	—	61,729
Embedded derivative - GLWB	83,427	—	83,427	—	—	83,427
Embedded derivative - FIA	218,676	—	218,676	—	—	218,676
Embedded derivative - IUL	80,212	—	80,212	—	—	80,212
Total derivatives, not subject to a master netting arrangement or similar arrangement	659,291	—	659,291	—	—	659,291
Total derivatives	905,973	—	905,973	242,105	4,577	659,291
Repurchase agreements(1)	885,000	—	885,000	—	—	885,000
Total Liabilities	$1,790,973	$—	$1,790,973	$242,105	$4,577	$1,544,291

(1)	Borrowings under repurchase agreements are for a term less than 90 days.

9.	MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2018, the Company’s mortgage loan holdings were approximately $7.7 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2018:

Type	Percentage of Mortgage Loans on Real Estate
Retail	45.0%
Office Buildings	13.2
Apartments	10.2
Warehouses	11.3
Senior housing	15.8
Other	4.5
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 1.2% of mortgage loans. Approximately 62.5% of the mortgage loans are on properties located in the following states:

State	Percentage of Mortgage Loans on Real Estate
Florida	8.8%
Alabama	8.6
Texas	7.5
Georgia	7.3
California	7.2
Michigan	4.8
Tennessee	4.7
Utah	4.7
Ohio	4.5
North Carolina	4.4
62.5%
During the year ended December 31, 2018, the Company funded approximately $1.5 billion of new loans, with an average loan size of $9.1 million. The average size mortgage loan in the portfolio as of December 31, 2018, was $4.4 million and the weighted-average interest rate was 4.6%. The largest single mortgage loan at December 31, 2018 was $48.8 million.
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $109.8 million would become due in 2019, $819.4 million in 2020 through 2024, and $61.2 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2018 and 2017, approximately $700.6 million and $669.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2018, 2017, and 2016, the Company recognized $29.4 million, $37.2 million, and $16.7 million of participating mortgage loan income, respectively.
As of December 31, 2018, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2018, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2018, the Company recognized one troubled debt restructuring transaction as a result of the Company granting a concession to a borrower which included loan terms unavailable from other lenders. The concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2018.
As of December 31, 2017, approximately $6.5 million of invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2017, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2017, the Company recognized two troubled debt restructurings as a result of the Company granting concessions to borrowers which included loans terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2017.
As of December 31, 2016, approximately $1.5 million invested assets consisted of nonperforming, restructured, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2016, certain mortgage loan transactions occurred that were accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is generally reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2016, the Company recognized a troubled debt restructuring as a result of the Company granting a concession to a borrower which included loans terms unavailable from other lenders and reduced the expected cash flows on the loan. This concession was the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2016.
As of December 31, 2018, there was an allowance for mortgage loan credit losses of $1.3 million and as of December 31, 2017 , there were no allowances for mortgage loan credit losses. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Beginning balance	$—	$724
Charge offs	—	(6,708)
Recoveries	(209)	(731)
Provision	1,505	6,715
Ending balance	$1,296	$—
It is the Company’s policy to cease accruing interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart:

	30-59 Days Delinquent	60-89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5
As of December 31, 2017
Commercial mortgage loans	$1,817	$—	$—	$1,817
Number of delinquent commercial mortgage loans	2	—	—	2

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

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
(Dollars In Thousands)
As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	5,684	5,309	1,296	1,895	267	293
As of December 31, 2017
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	—	—	—	—	—	—
Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2018 and 2017 were as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars In Thousands)
As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742

As of December 31, 2017
Troubled debt restructuring:
Commercial mortgage loans	1	$418	$418

10.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Balance, beginning of period	$843,448	$576,685
Capitalization of commissions, sales, and issue expenses	446,593	335,601
Amortization	(133,500)	(53,604)
Change due to unrealized investment gains and losses	56,153	(15,234)
Implementation of ASU 2014-09	135,919	—
Balance, end of period	$1,348,613	$843,448
Value of Business Acquired
The balances and changes in VOBA are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Balance, beginning of period	$1,361,953	$1,447,839
Acquisitions	336,862	—
Amortization	(92,566)	(25,839)
Change due to unrealized investment gains and losses	71,468	(60,047)
Balance, end of period	$1,677,717	$1,361,953
Based on the balance recorded as of December 31, 2018, the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2019	$140,445
2020	128,876
2021	114,252
2022	104,148
2023	94,741
11.    GOODWILL
During the fourth quarter of 2018, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2018 and determined that there was no indication that its segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2018 that would impact the Company’s conclusion and no such events were identified. After consideration of applicable factors and circumstances noted as part of the annual assessment, the Company determined that no triggering events had occurred and it was more likely than not that the increase in the fair value of the reporting unit would exceed the increase in the carrying value of the reporting units.
As of December 31, 2018, the Company increased its goodwill balance by approximately $32.0 million. Refer to Note 1, Basis of Presentation for additional information. As of December 31, 2018, the balance of goodwill for the Company was $825.5 million.

12.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GLWB were $8.4 billion and $9.7 billion as of December 31, 2018 and 2017, respectively. For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value of Financial Instruments, and Note 7, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.51%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.8%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $11.8 billion and $13.7 billion as of December 31, 2018 and 2017, respectively. The total GMDB amount payable based on VA account balances as of December 31, 2018, was $340.6 million (including $274.4 million in the Annuities segment and $66.2 million in the Acquisitions segment) with a GMDB reserve of $39.2 million and $5.1 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2018 for the Company was 71 years.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $12.3 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2018, was 68 years.
Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Beginning balance	$26,934	$27,835	$29,931
Incurred guarantee benefits	11,065	(181)	(682)
Less: Paid guarantee benefits	3,299	720	1,414
Ending balance	$34,700	$26,934	$27,835
Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Equity mutual funds	$5,300,024	$8,914,637
Fixed income mutual funds	6,568,575	4,820,349
Total	$11,868,599	$13,734,986
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

Activity in the Company’s deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Deferred asset, beginning of period	$30,956	$22,497	$11,756
Amounts deferred	13,336	14,246	16,212
Amortization	(4,715)	(5,787)	(5,471)
Deferred asset, end of period	$39,577	$30,956	$22,497

13.	REINSURANCE
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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2018, the Company had reinsured approximately 34% of the face value of its life insurance in-force. The Company has reinsured approximately 15% of the face value of its life insurance in-force with the following three reinsurers:

•	Security Life of Denver Insurance Co. (currently administered by Hannover Re)

•	Swiss Re Life & Health America Inc.

•	The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2018, 2017, or 2016 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Direct life insurance in-force	$765,986,223	$751,512,468
Amounts assumed from other companies	135,407,408	110,205,190
Amounts ceded to other companies	(302,149,614)	(328,377,398)
Net life insurance in-force	$599,244,017	$533,340,260

Percentage of amount assumed to net	23%	21%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Premiums and policy fees:					-1
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)
Accident/health insurance	47,028	(30,126)	12,826	29,728
Property and liability insurance	284,323	(103,478)	4,857	185,702
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998
For The Year Ended December 31, 2017
Premiums and policy fees:
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)
Accident/health insurance	51,991	(33,052)	14,946	33,885
Property and liability insurance	288,809	(103,786)	9,657	194,680
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266
For The Year Ended December 31, 2016
Premiums and policy fees:
Life insurance	$2,610,682	$(1,207,159)	$454,999	$1,858,522	(1)
Accident/health insurance	58,076	(36,935)	17,439	38,580
Property and liability insurance	242,517	(86,629)	5,706	161,594
Total	$2,911,275	$(1,330,723)	$478,144	$2,058,696

(1)	Includes annuity policy fees of $177.1 million, $173.5 million, and $80.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018 and 2017, policy and claim reserves relating to insurance ceded of $4.5 billion and $4.8 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2018 and 2017, the Company had paid $116.1 million and $96.6 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2018 and 2017, the Company had receivables of $64.8 million and $65.1 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.5 billion and $4.8 billion as of December 31, 2018 and 2017, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2018		2017
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$722.2	A	$740.8	A
Swiss Re Life & Health America, Inc.	603.8	A+	614.8	A+
Lincoln National Life Insurance Co.	461.1	A+	489.1	A+
SCOR Global Life (1)	317.2	A+	331.8	A+
Transamerica Life Insurance Co.	301.0	A+	335.6	A+
RGA Reinsurance Company	260.5	A+	278.3	A+
American United Life Insurance Company	242.8	A+	266.7	A+
Centre Reinsurance (Bermuda) Ltd	197.4	NR	212.2	NR
The Canada Life Assurance Company	188.2	A+	186.1	A+
Employers Reassurance Corporation	178.4	B+	193.9	A-

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
Under a revolving line of credit arrangement that was in effect until May 3, 2018 (the “2015 Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.25 billion. Balances outstanding under the 2015 Credit Facility accrued interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2015 Credit Facility also provided for a facility fee at a rate that varies with the ratings of the Company’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2015 Credit Facility, whether used or unused. The annual facility fee rate was 0.125% of the aggregate principal amount. The Credit Facility provided that PLC was liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the 2015 Credit Facility. The maturity date of the 2015 Credit Facility was February 2, 2020.
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2018. PLC did not have an outstanding balance on the Credit Facility as of December 31, 2018.
During 2018, PLICO issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038. These obligations are non-recourse to the Company.

Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the “Steel City Notes”) with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the Steel City Notes for the 18-year term in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of December 31, 2018, the aggregate principal balance of the Steel City Notes was $1.883 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2018, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $1.883 billion outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.75%.
Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of non-recourse funding obligations as of December 31, 2018 . These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2018, securities related to $20.6 million of the balance of the non-recourse funding obligations were held by external parties, securities related to $309.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $245.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. The Company made a payment of $0.6 million under the Interest Support Agreement during the second quarter of 2018. In addition, certain Interest Support Agreement obligations to the Company of approximately $4.9 million have been collateralized by PLC under the terms of that agreement. As of December 31, 2018, no payments have been received under the YRT Premium Support Agreement. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2018, the Company and its affiliates repurchased $38.0 million of its outstanding non-recourse obligations, at a discount. During the year ended December 31, 2017, the Company and its affiliates did not repurchase any of its outstanding non-recourse funding obligations.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2018, the principal balance of the Red Mountain note was $670 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $114.8 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2018, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $670 million outstanding non-recourse funding obligation as of December 31, 2018. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.
Non-recourse funding obligations outstanding, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
As of December 31, 2018
Golden Gate Captive Insurance Company(2)(3)	$1,883,000	$1,883,000	2039	4.75%
Golden Gate II Captive Insurance Company	329,949	273,535	2052	4.24%
Golden Gate V Vermont Captive Insurance Company(2)(3)	670,000	729,454	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,340	2024	6.19%
Total	$2,884,040	$2,888,329

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
As of December 31, 2017
Golden Gate Captive Insurance Company(3)	$2,014,000	$2,014,000	2039	4.75%
Golden Gate II Captive Insurance Company	309,849	255,132	2052	1.30%
Golden Gate V Vermont Captive Insurance Company(3)	620,000	681,285	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,405	2024	6.19%
Total	$2,944,940	$2,952,822

(1)	Carrying values include premiums and discounts and do no represent unpaid principal balances.

(2)	Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.

(3)	Fixed rate obligations
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the “LOC)”) to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement’s current effective date is June 25, 2014. The LOC balance reached its scheduled peak of $935 million in 2015. As of December 31, 2018, the LOC balance was $860 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $70.0 million and will be paid in two installments with the last payment occurring in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender.

Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016. As of December 31, 2018, the LOC balance was $770 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2018, no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018. During the year ended December 31, 2017, the maximum balance outstanding at any one point in time related to these programs was $988.5 million. The average daily balance was $624.7 million (at an average borrowing rate of 101 basis points) during the year ended December 31, 2017.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of December 31, 2018, securities with a market value of $72.2 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2018, the fair value of the collateral related to this program was $77.2 million and the Company has an obligation to return $77.2 million of collateral to the securities borrowers.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2018 and December 31, 2017:
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2018
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$433,182	$18,713	$—	$—	$451,895
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$433,182	$18,713	$—	$—	$451,895
Securities lending transactions
Fixed maturity securities	71,285	—	—	—	71,285
Equity securities	891	—	—	—	891
Redeemable preferred stock	—	—	—	—	—
Total securities lending transactions	72,176	—	—	—	72,176
Total securities	$505,358	$18,713	$—	$—	$524,071
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
Interest Expense
Interest expense is summarized as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Millions)
Subordinated funding obligations	$2.6	$—	$—
Non-recourse funding obligations, other obligations, and repurchase agreements	$181.9	$177.7	$170.8
Total interest expense	$184.5	$177.7	$170.8

15.	COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 17 cities (excluding the home office building), with most leases being for periods less than one year to nine years. The Company had rental expense of $11.3 million, and $11.7 million, and $11.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. The aggregate annualized rent was approximately $11.3 million for the year ended December 31, 2018. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2019	$5,454
2020	3,707
2021	3,393
2022	3,129
2023	3,171
Thereafter	5,418
Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75 million. The building is recorded in property and equipment on the consolidated balance sheet.
As of December 31, 2018 and 2017, the Company had outstanding mortgage loan commitments of $685.3 million at an average rate of 4.42% and $572.3 million at an average rate of 4.14%, respectively.
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
Advance Trust & Life Escrow Services, LTA, as Securities Intermediary of Life Partners Position Holder Trust v. Protective Life Insurance Company, Case No. 2:18-CV-01290, is a putative class action that was filed on August 13, 2018 in the United States District Court for the Northern District of Alabama. Plaintiff alleges that the Company required policyholders to pay unlawful and excessive cost of insurance charges. Plaintiff seeks to represent all owners of universal life and variable universal life policies issued or administered by the Company or its predecessors that provide that cost of insurance rates are to be determined based on expectations of future mortality experience. The plaintiff seeks class certification, compensatory damages, pre-judgment and post-judgment interest, costs, and other unspecified relief. The Company is vigorously defending this matter and cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.

16.	SHAREOWNER’S EQUITY
PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2018, 2017, and 2016, PL&A paid no dividends to PLC on its preferred stock.

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

PLC also sponsors a Nonqualified Excess Pension Plan, which is an unfunded nonqualified plan that provides defined pension benefits in excess of limits imposed on the Qualified Pension Plan by federal tax law.

The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for PLC’s defined benefit pension plan and unfunded excess benefit plan as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$269,802	$46,299	$278,084	$50,149
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$300,423	$54,590	$265,848	$47,802
Service cost	13,185	1,415	12,011	1,350
Interest cost	9,830	1,436	9,846	1,480
Amendments	—	—	—	—
Actuarial (gain)/loss	(15,608)	(2,001)	26,539	7,861
Benefits paid	(19,701)	(8,095)	(13,821)	(3,903)
Projected benefit obligation at end of year	288,129	47,345	300,423	54,590
Change in plan assets:
Fair value of plan assets at beginning of year	260,926	—	201,843	—
Actual return on plan assets	(6,070)	—	29,404	—
Employer contributions(1)	18,800	8,095	43,500	3,903
Benefits paid(2)	(19,701)	(8,095)	(13,821)	(3,903)
Fair value of plan assets at end of year	253,955	—	260,926	—
After reflecting FASB guidance:
Funded status	(34,174)	(47,345)	(39,497)	(54,590)
Amounts recognized in the balance sheet:
Other liabilities	(34,174)	(47,345)	(39,497)	(54,590)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain)/loss	10,370	9,025	2,850	13,521
Prior service cost/(credit)	—	—	—	—
Total amounts recognized in AOCI	$10,370	$9,025	$2,850	$13,521

(1)	Employer contributions are shown based on the calendar year in which contributions were made to each plan.
Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Qualified Pension Plan		Nonqualified Excess Pension Plan
	2018	2017	2018	2017
Discount rate	4.21%	3.55%	3.93%	3.26%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016, are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.55%	4.04%	4.29%	3.25%	3.60%	3.63%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Expected long-term return on plan assets	7.00%	7.00%	7.25%	N/A	N/A	N/A
The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.
To determine an appropriate long-term rate of return assumption, PLC received evaluations of market performance based on its asset allocation as provided by external consultants.
Components of the net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2018	2017	2016	2018	2017	2016
	(Dollars In Thousands)
Service cost — benefits earned during the period	$13,185	$12,011	$12,791	$1,415	$1,350	$1,413
Interest cost on projected benefit obligation	9,830	9,846	9,751	1,436	1,480	1,353
Expected return on plan assets	(17,058)	(13,570)	(13,780)	—	—	—
Amortization of prior service cost/(credit)	—	—	—	—	—	—
Amortization of actuarial loss/(gain)(1)	—	—	—	969	634	178
Preliminary net periodic benefit cost	5,957	8,287	8,762	3,820	3,464	2,944
Settlement/curtailment expense(2)(3)(4)	—	—	(964)	1,526	—	2,135
Total net periodic benefit cost	$5,957	$8,287	$7,798	$5,346	$3,464	$5,079

(1)
2018 average remaining service period used is 9.17 years and for the unfunded excess benefit plan was 7.73 years from January 1, 2018 to June 30, 2018 and 7.87 years from July 1, 2018 to December 31, 2018.

(2)
In 2016, PLC amended its Qualified Pension Plan to offer a limited-time opportunity of benefit payouts to eligible, terminated-vested participants (“lump sum window”). The lump sum window provided eligible, terminated vested participants with an option to elect to receive a lump sum settlement of his or her pension benefit in December 2016 or to elect receipt of monthly pension benefits commencing in December 2016. This event triggered settlement accounting for PLC and resulted in the recognition of $1.0 million of settlement income for the twelve months ended December 31, 2016.

(3)
The Nonqualified Excess Pension Plan triggered settlement accounting for the year ended December 31, 2018 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

(4)
In 2016, the Board of Directors of Protective Life Corporation approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to John D. Johns, PLC’s Chairman and Chief Executive Officer at the time, into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under PLC’s deferred compensation plan for officers. Mr. Johns will continue to accrue benefits as though he were accruing benefits under the Nonqualified Excess Pension Plan with respect to this continued service as an employee of PLC after March 31, 2016. The conversion event required PLC to re-measure the Nonqualified Excess Pension Plan as of May 31, 2016 and resulted in the recognition of $2.1 million in settlement expense during the twelve months ended December 31, 2016.

For the Qualified Pension Plan, PLC does not expect to amortize any net actuarial loss/(gain) from other comprehensive income into net periodic benefit cost during 2019 since the net actuarial loss/(gain) subject to amortization is less than 10% of the greater of the smooth value of assets or the projected benefit obligation. For the unfunded excess benefit plan, PLC expects to amortize approximately $0.6 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2019.

Estimated future benefit payments under the Qualified Pension Plan and Nonqualified Excess Pension Plan are as follows:

Years	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
2019	$19,544	$6,788
2020	20,723	5,196
2021	21,153	5,286
2022	22,538	5,583
2023	22,765	4,754
2024 - 2028	120,355	19,586

Qualified Pension Plan Assets
Allocation of plan assets of the Qualified Pension Plan by category as of December 31, 2017 are as follows:

Asset Category	Target Allocation for 2017	2017(1)
Cash and cash equivalents	2%	15%
Equity securities	60	55
Fixed income	38	30
Total	100%	100%
(1) During 2017, PLC made a $43.5 million contribution to the defined benefit pension plan and allocated the contribution to cash and cash equivalents pending further analysis of its investment strategy. The plan’s investment policy was amended to allow for an actual asset allocation outside of the current target allocation until the investment strategy analysis was complete.
Prior to the amendment for the $43.5 million contribution made in 2017, the defined benefit pension plan had a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash.
During 2018, PLC completed an asset and liability study of its defined benefit pension plan and the associated investment portfolio. As a result, the Plan’s investment policy statement and investment portfolio were updated. These changes are reflected in the disclosures below.
Allocation of plan assets of the defined benefit pension plan by category, as of December 31, 2018 are as follows:

Asset Category	Target Allocation for 2018	2018
Return-Seeking	60%	61%
Liability-Hedging Fixed Income	40	39
Total	100%	100%
PLC’s target asset allocation is designed to provide an acceptable level of risk and balance between return-seeking assets and liability-hedging fixed income assets. The weighting towards return-seeking securities is designed to help provide for an increased level of asset growth potential and liquidity.
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
The Qualified Pension Plan’s return seeking assets are in a Russell 3000 index fund that invests in a domestic equity index collective trust managed by Northern Trust Corporation, a Spartan 500 index fund managed by Fidelity, and a Collective All Country World ex-US index fund managed by Northern Trust. The Plan’s cash is invested in a collective trust managed by Northern Trust Corporation. The Plan’s liability-hedging fixed income assets are invested in a group deposit administration annuity contract with the Company and a Long Government Credit Bond index fund managed by BlackRock. The Northern Trust Collective All Country World ex-US index fund and the BlackRock Long Government Credit Bond index fund were added to the Plan’s investment portfolio during 2018.

 Plan assets of the Qualified Pension Plan by category as of December 31, 2018 and 2017 are as follows:

	As of December 31,
Asset Category	2018	2017
	(Dollars In Thousands)
Cash and cash equivalents	$1,225	$39,897
Equity securities:
Collective Russell 3000 equity index fund	70,599	74,511
Fidelity Spartan 500 index fund	46,300	71,632
Northern Trust ACWI ex-US Fund	41,924	—
Liability-hedging fixed income:
Group Deposit Administration Annuity Contract	78,707	74,886
BlackRock Long Government Credit Bond Index Fund	15,200	—
Total investments	253,955	260,926
Employer contribution receivable	—	—
Total	$253,955	$260,926
The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Qualified Pension Plan’s group deposit administration annuity contract with the Company is recorded at contract value, which PLC believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. For the remaining investments, PLC determines the fair values based on quoted market prices. While PLC believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$1,225	$—	$—	$1,225
Equity securities	158,823	—	—	158,823
Fixed income	15,200	—	—	15,200
Group deposit administration annuity contract	—	—	78,707	78,707
Total investments	$175,248	$—	$78,707	$253,955
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$39,897	$—	$—	$39,897
Equity securities	146,143	—	—	146,143
Group deposit administration annuity contract	—	—	74,886	74,886
Total investments	$186,040	$—	$74,886	$260,926
For the year ended December 31, 2018 and December 31, 2017, there were no transfers between levels.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2018 and for the year ended December 31, 2017 for which PLC has used significant unobservable inputs (Level 3):

	December 31, 2018	December 31, 2017
	(Dollars In Thousands)
Balance, beginning of year	$74,886	$71,226
Interest income	3,821	3,660
Transfers from collective short-term investments fund	—	—
Transfers to collective short-term investments fund	—	—
Balance, end of year	$78,707	$74,886
The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2018:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$78,707	Contract Value	Contract Rate	5.06% - 5.14%
Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.
Qualified Pension Plan Funding Policy
PLC’s funding policy is to contribute amounts to the Qualified Pension Plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
Under the Pension Protection Act of 2006 (“PPA”), a plan could be subject to certain benefit restrictions if the plan’s adjusted funding target attainment percentage (“AFTAP”) drops below 80%. Therefore, PLC may make additional contributions in future periods to maintain an AFTAP of at least 80%. In general, the AFTAP is a measure of how well a plan is funded and is obtained by dividing a plan’s assets by its funding liabilities. AFTAP is based on participant data, plan provisions, plan methods and assumptions, funding credit balances, and plan assets as of the plan valuation date. Some of the assumptions and methods used to determine a plan’s AFTAP may be different from the assumptions and methods used to measure a plan’s funded status on a GAAP basis.
In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. In August of 2014, the Highway and Transportation Funding Act of 2014 (“HATFA”) was signed into law. HAFTA extends the funding relief provided by MAP-21 by delaying the interest rate corridor expansion. The funding stabilization provisions of MAP-21 and HATFA reduced the Company’s minimum required Qualified Pension Plan contributions. Since the funding stabilization provisions of MAP-21 and HATFA do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.
During the twelve months ended December 31, 2018, PLC contributed $18.8 million to the Qualified Pension Plan for the 2017 plan year. PLC has not yet determined what amount it will fund during 2019, but may contribute an amount that would eliminate the PBGC variable-rate premium payable in 2019. PLC currently estimates that amount will be between $10 million and $20 million.
Other Postretirement Benefits
In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2018 and 2017, the accumulated postretirement benefit obligation and projected benefit obligation were immaterial.
For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2018 and December 31, 2017, PLC’s liability related to this benefit was immaterial.

PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The benefit obligation associated with these benefits is as follows:

	As of December 31,
Postretirement Life Insurance Plan	2018	2017
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$10,978	$9,634
Service cost	153	122
Interest cost	366	354
Actuarial (gain)/loss	(1,045)	1,347
Benefits paid	(440)	(479)
Benefit obligation, end of year	$10,012	$10,978
For the postretirement life insurance plan, PLC’s discount rate assumption used to determine the benefit obligation and the net periodic benefit cost as of December 31, 2018 is 4.38% and 3.74%, respectively.
PLC’s expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2018 is 2.75%. To determine an appropriate long-term rate of return assumption, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index.
Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. and are invested in a money market fund.
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
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$4,854	$—	$—	$4,854
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$5,104	$—	$—	$5,104
For the year ended December 31, 2018 and 2017, there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan
PLC sponsors a tax qualified 401(k) Plan (“401(k) Plan”) which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual contribution amount as set periodically by the Internal Revenue Service ($18,500 for 2018). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2018). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately. For the year ended December 31, 2018 and December 31, 2017, the Company recorded an expense of $9.2 million and $8.2 million associated with 401(k) Plan matching contributions, respectively.
PLC also has a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The expense recorded by PLC for this employee benefit was $1.3 million, $1.1 million, and $0.6 million, respectively, in 2018, 2017, and 2016.

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2018, 2017, and 2016.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2015	$(1,246,391)	$—	$(1,246,391)
Other comprehensive income (loss) before reclassifications	602,074	688	602,762
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(2,008)	—	(2,008)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(9,442)	39	(9,403)
Balance, December 31, 2016	$(655,767)	$727	$(655,040)
Other comprehensive income (loss) before reclassifications	705,859	(563)	705,296
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	391	—	391
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(944)	451	(493)
Cumulative effect adjustments	(26,470)	132	(26,338)
Balance, December 31, 2017	$23,069	$747	$23,816
Other comprehensive income (loss) before reclassifications	(1,411,674)	(1,884)	(1,413,558)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,699	1,130	16,829
Cumulative effect adjustments	(10,552)	—	(10,552)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)

(1)	See Reclassification table below for details.

(2)
As of December 31, 2015, 2016, 2017 and 2018, net unrealized losses reported in AOCI were offset by$623.0 million, $424.1 million, $(6.3) million and $613.4 million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the years ended December 31, 2018, 2017, and 2016.

Gains/(losses) in net income:	Affected Line Item in the Consolidated Statements of Income	For The Year Ended December 31,
		2018	2017	2016
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(1,431)	$(694)	$(60)
	Tax (expense) benefit	301	243	21
		$(1,130)	$(451)	$(39)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$9,851	$10,453	$32,275
	Net impairment losses recognized in earnings	(29,724)	(9,112)	(17,748)
	Tax (expense) or benefit	4,174	(397)	(5,085)
		$(15,699)	$944	$9,442

(1) See Note 7, Derivative Financial Instruments for additional information

19.	INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December, 31
	2018	2017	2016
Statutory federal income tax rate applied to pre-tax income	21.0%	35.0%	35.0%
State income taxes	4.2	0.3	0.6
Investment income not subject to tax	(4.5)	(4.7)	(3.1)
Prior period adjustments	1.6	(1.1)	(1.6)
Federal Tax law changes	—	(184.8)	—
Other	(0.6)	0.5	1.6
	21.7%	(154.8)%	32.5%
The prior period adjustments shown in the effective tax rate reconciliation above include re-measurement adjustments associated with certain MONY deferred tax assets as described below.
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Current income tax expense:
Federal	$113,925	$39,042	$(41,244)
State	9,699	(2,477)	2,581
Total current	$123,624	$36,565	$(38,663)
Deferred income tax expense:
Federal	$(73,364)	$(757,748)	$204,810
State	3,401	2,774	3,926
Total deferred	$(69,963)	$(754,974)	$208,736
The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2018	2017
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$120,128	$240,419
Deferred compensation	58,533	64,677
Deferred policy acquisition costs	113,959	23,113
Premium on non-recourse funding obligations	905	1,666
Net unrealized loss on investments	373,292	—
Valuation allowance	(1,589)	(3,682)
	665,228	326,193
Deferred income tax liabilities:
Premium receivables and policy liabilities	339,555	538,465
VOBA and other intangibles	478,561	433,371
Invested assets (other than unrealized gains (losses))	720,108	701,070
Net unrealized gains on investments	—	6,175
Other	25,343	19,101
	1,563,567	1,698,182
Net deferred income tax liability	$(898,339)	$(1,371,989)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY Acquisition date (and through the December 31, 2018 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
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

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts based on reasonable estimates made by the Company as to the effects of tax reform on deferred assets due to the application and interpretation of Section 162(m) and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The accounting was completed by December 22, 2018 and there were no material adjustments to the provisional tax benefit.
In management’s judgment, the gross deferred income tax asset as of December 31, 2018 will more likely than not be fully realized. The Company has recognized a valuation allowance of $2.0 million and $4.7 million as of December 31, 2018 and 2017, respectively, related to state-based future deductible temporary differences that it has determined are more likely than not to expire unutilized. This resulting favorable change of $2.7 million, before federal income taxes, decreased state income tax expense in 2018 by the same amount.
At December 31, 2018, the Company has intercompany loss carryforwards of $558.7 million that are available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. Approximately $133.8 million of these loss carryforwards will expire between 2036 and 2037 and the remaining loss carryforwards of $424.9 million have no expiration.
Included in the deferred income tax assets above are approximately $12.5 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2019 and 2038.
As of December 31, 2018 and 2017, some of the Company’s fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain at December 31, 2018. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Balance, beginning of period	$11,353	$9,856	$8,937
Additions for tax positions of the current year	—	1,857	2,122
Additions for tax positions of prior years	—	70	1,318
Reductions of tax positions of prior years:
Changes in judgment	(4,219)	(430)	(975)
Settlements during the period	—	—	(1,546)
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$7,134	$11,353	$9,856
Included in the end of period balance above, as of December 31, 2018, there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. As of December 31, 2017 and 2016, there were approximately $0.7 million, and $0.7 million, of such unrecognized tax benefits. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $7.1 million, $10.7 million, and $9.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2018, 2017, or 2016, as the parent company maintains responsibility for the interest on unrecognized tax benefits.
In June 2012, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and sought resolution at the IRS’ Appeals Division. In October 2015, Appeals accepted the Company’s earlier proposed settlement offer. In September 2015, the IRS proposed favorable and unfavorable adjustments to the Company’s 2008 through 2011 reported taxable income. The Company agreed to these adjustments. In April 2017, a routine review by Congress’ Joint Committee on Taxation was finalized without change and the Company received an approximate $6.2 million net refund in the fourth quarter of 2017.
The resulting net adjustment to the Company’s current income taxes for the years 2003 through 2011 did not materially affect the Company or its effective tax rate.

In July 2016, the IRS proposed favorable and unfavorable adjustments to the Company’s 2012 and 2013 reported taxable income. The Company agreed to these adjustments. The resulting settlement paid in September 2016 did not materially impact the Company or its effective tax rate.
These agreements with the IRS are the primary cause for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, none of the unrecognized tax benefits will be reduced due to recent changes in tax law. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2014. Due to the aforementioned IRS adjustments to the Company’s pre-2014 taxable income, the Company has amended certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns.

20.	SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$186,295	$178,787	$142,463
Income taxes	11,703	20,507	127,615

21.	RELATED PARTY TRANSACTIONS
The Company provides furnished office space and computers to affiliates through an intercompany agreement. Revenues from this agreement were $6.0 million, $6.2 million, and $5.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $249.3 million, $240.9 million, and $258.0 million, for the years ended December 31, 2018, 2017, and 2016, respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2018 and 2017 of $36.4 million and $68.3 million, respectively. There was a $11.3 million and $26.1 million intercompany receivable balance as of December 31, 2018 and 2017, respectively.
Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $6.8 million, $6.8 million, and $7.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.3 million, $2.4 million, and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Prior to the Merger, PLC and the Company had no related party transactions with Dai-ichi Life. During the periods ending December 31, 2018 and 2017, PLC paid a management fee to Dai-ichi Life of $12.2 million and $10.9 million, respectively, for certain services provided to the company.
PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects.
PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013 and extended to December 31, 2018. At the end of the lease term, the Company purchased the building for approximately $75 million.
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
The Company has reinsured GLWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. No additional capital was provided to Shades Creek by PLC during the year ended December 31, 2018. As of December 31, 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.

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
Statutory net income (loss) for the Company was $321.1 million, $731.2 million, and $(391.6) million for the years ended December 31, 2018, 2017, and 2016, respectively. Statutory capital and surplus for the Company was $4.3 billion and $4.3 billion as of December 31, 2018 and 2017, respectively. The Statutory net loss incurred by the Company for the year ended December 31, 2016 was caused by the required Statutory accounting treatment of the initial gain recognized on the retrocession of the term business assumed from Genworth Life and Annuity Insurance Company to Golden Gate Captive Insurance Company, which resulted in approximately a $1.2 billion gain being included as a component of surplus, rather than reflected in Statutory net income as of the January 15, 2016 cession date.
The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2019 is approximately $154.8 million. Additionally, as of December 31, 2018, approximately $1.5 billion of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.
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
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2018, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $40.8 million.
The states of domicile of the Company and its insurance subsidiaries have adopted prescribed accounting practices that differ from the required accounting outlined in NAIC Statutory Accounting Principles (“SAP”). The insurance subsidiaries also have certain accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.
Certain prescribed and permitted practices impact the statutory surplus of the Company. These practices include the non-admission of goodwill as an asset for statutory reporting.
The favorable (unfavorable) effects of the Company and its statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2018	2017
	(Dollars In Millions)
Non-admission of goodwill	$(181)	$(219)
Total (net)	$(181)	$(219)
The Company also has certain prescribed and permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of the Company. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the face amount of all issued and outstanding letters of credit, and notes issued by affiliates as an asset in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives,” and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2018	2017
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,630	$1,670
Accounting for certain notes as admitted assets	$2,553	$2,634
Reserving based on state specific actuarial practices	$121	$122
Reserving difference related to a captive insurance company	$(50)	$(37)

23.	OPERATING SEGMENTS
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

After-tax adjusted operating income (loss) is derived from pre-tax adjusted operating income (loss) with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income (loss) at the statutory federal income tax rate for the associated period. For periods ending on and prior to December 31, 2017, a rate of 35% was used. Beginning in 2018, a statutory federal income tax rate of 21% was used to allocate income tax expense or benefits to items excluded from pre-tax adjusted operating income (loss). Income tax expense or benefits allocated to after-tax adjusted operating income (loss) can vary period to period based on changes in the Company’s effective income tax rate.
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
There were no significant intersegment transactions during the years ended December 31, 2018, 2017, and 2016.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Revenues
Life Marketing	$1,567,857	$1,556,207	$1,517,542
Acquisitions	2,027,195	1,569,083	1,676,017
Annuities	478,114	486,847	547,512
Stable Value Products	219,501	190,006	114,580
Asset Protection	355,501	370,449	306,237
Corporate and Other	110,848	140,075	131,821
Total revenues	$4,759,016	$4,312,667	$4,293,709
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(13,726)	$55,152	$41,457
Acquisitions	282,715	249,749	260,511
Annuities	129,155	171,269	174,362
Stable Value Products	102,328	105,261	61,294
Asset Protection	24,371	17,638	11,309
Corporate and Other	(156,722)	(189,645)	(161,820)
Pre-tax adjusted operating income	368,121	409,424	387,113
Realized gains (losses) on investments and derivatives	(120,533)	54,584	135,568
Income before income tax	247,588	464,008	522,681
Income tax expense (benefit)	53,661	(718,409)	170,073
Net income	$193,927	$1,182,417	$352,608

Pre-tax adjusted operating income	$368,121	$409,424	$387,113
Adjusted operating income tax (expense) benefit	(78,973)	737,513	(122,624)
After-tax adjusted operating income	289,148	1,146,937	264,489
Realized gains (losses) on investments and derivatives	(120,533)	54,584	135,568
Income tax benefit (expense) on adjustments	25,312	(19,104)	(47,449)
Net income	$193,927	$1,182,417	$352,608

Realized investment (losses) gains:
Derivative financial instruments	$79,097	$(137,041)	$49,790
All other investments	(223,276)	121,087	90,630
Net impairment losses recognized in earnings	(29,724)	(9,112)	(17,748)
Less: related amortization(1)	(11,856)	(39,480)	24,360
Less: VA GLWB economic cost	(41,514)	(40,170)	(37,256)
Realized (losses) gains on investments and derivatives	$(120,533)	$54,584	$135,568

(1)	Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Year Ended December 31,
	2018	2017	2016
	(Dollars In Thousands)
Net investment income
Life Marketing	$552,697	$550,714	$523,989
Acquisitions	1,108,218	752,520	764,571
Annuities	335,382	316,582	318,511
Stable Value Products	217,778	186,576	107,010
Asset Protection	25,070	22,298	17,591
Corporate and Other	99,757	94,366	91,791
Total net investment income	$2,338,902	$1,923,056	$1,823,463

Amortization of DAC and VOBA
Life Marketing	$116,917	$120,753	$130,708
Acquisitions	18,690	(6,939)	8,178
Annuities	24,274	(54,471)	(11,031)
Stable Value Products	3,201	2,354	1,176
Asset Protection	62,984	17,746	21,267
Corporate and Other	—	—	—
Total amortization of DAC and VOBA	$226,066	$79,443	$150,298

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,607,822	$31,859,520	$20,160,279	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,181	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,584,643	$32,374,334	$21,550,008	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$827,416	$12,356,003	$84,918,374
DAC and VOBA	172,149	—	3,026,330
Other intangibles	122,590	31,934	612,854
Goodwill	129,224	—	825,511
Total assets	$1,251,379	$12,387,937	$89,383,069

	Operating Segment Assets As of December 31, 2017
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,917,752	$19,588,133	$20,774,566	$4,569,639
DAC and VOBA	1,320,776	74,862	772,634	6,864
Other intangibles	281,705	34,548	170,117	8,056
Goodwill	200,274	14,524	336,677	113,813
Total assets	$16,720,507	$19,712,067	$22,053,994	$4,698,372

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$708,605	$14,893,253	$75,451,948
DAC and VOBA	30,265	—	2,205,401
Other intangibles	133,234	35,256	662,916
Goodwill	128,182	—	793,470
Total assets	$1,000,286	$14,928,509	$79,113,735

24.	CONSOLIDATED QUARTERLY RESULTS — UNAUDITED
The Company’s unaudited consolidated quarterly operating data for the year ended December 31, 2018 and 2017 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Premiums and policy fees	$883,413	$935,928	$871,892	$965,275
Reinsurance ceded	(345,624)	(391,864)	(267,910)	(378,112)
Net of reinsurance ceded	537,789	544,064	603,982	587,163
Net investment income	489,418	578,414	631,955	639,115
Realized investment gains (losses)	(40,725)	(32,583)	(46,866)	(24,005)
Net impairment losses recognized in earnings	(3,645)	(5)	(14)	(26,060)
Other income	80,674	79,754	80,906	79,685
Total revenues	1,063,511	1,169,644	1,269,963	1,255,898
Total benefits and expenses	1,041,575	1,108,750	1,174,793	1,186,310
Income before income tax	21,936	60,894	95,170	69,588
Income tax expense	3,661	8,626	16,646	24,728
Net income	$18,275	$52,268	$78,524	$44,860

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2017
Premiums and policy fees	$855,579	$862,906	$849,743	$888,134
Reinsurance ceded	(319,055)	(344,208)	(326,572)	(377,261)
Net of reinsurance ceded	536,524	518,698	523,171	510,873
Net investment income	474,709	475,722	477,011	495,614
Realized investment gains (losses)	(38,059)	(10,259)	23,452	8,912
Net impairment losses recognized in earnings	(5,201)	(2,785)	(273)	(853)
Other income	79,383	82,087	82,031	81,910
Total revenues	1,047,356	1,063,463	1,105,392	1,096,456
Total benefits and expenses	960,712	930,177	939,410	1,018,360
Income before income tax	86,644	133,286	165,982	78,096
Income tax expense	28,305	43,654	49,016	(839,384)
Net income	$58,339	$89,632	$116,966	$917,480

25.	SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2018, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.
On January 23, 2019, the Company entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which the Company will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”). Pursuant to the GWL&A Master Transaction Agreement, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of the Company, will enter into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents at the closing of the Transaction. On the terms and subject to the conditions of the Reinsurance Agreements, the Sellers will cede to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. To support its obligations under the Reinsurance Agreements, the Company will establish trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC will establish a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by PLC.
The Transaction is subject to the satisfaction or waiver of customary closing conditions, including regulatory approvals and the execution of the Reinsurance Agreements and related ancillary documents. The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties and covenants.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Insurance Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Protective Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for administrative fees associated with certain property and casualty insurance products in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life Assurance Company of Boston (“Liberty Life”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. Subsequent to the acquisition, certain elements of the internal control over financial reporting of individual life and annuity operations of Liberty Life were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. We have also excluded these elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over approximately $154 million of consolidated assets, $13,580 million of consolidated liabilities, $208 million of consolidated revenues and $479 million of consolidated benefits and expenses.

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

March 25, 2019

We have served as the Company’s auditor since 1974.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a)                                 Disclosure Controls and Procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of December 31, 2018, the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
(b)                             Management’s Report on Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
The Company entered into reinsurance agreements with Liberty Life Assurance Company of Boston (“Liberty Life”) to acquire its individual life and annuity operations effective May 1, 2018 in a transaction accounted for as a purchase business combination. Subsequent to the acquisition, certain elements of the internal control over financial reporting of the individual life and annuity operations of Liberty Life were integrated into the Company’s existing systems and internal control over financial reporting.

In conducting our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company has excluded those controls at Liberty Life that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems and internal control over financial reporting. The portion of the business not integrated into our existing systems and controls represents approximately $154 million of consolidated assets, approximately $208 million of consolidated revenue, approximately $479 million of consolidated benefits and expenses, and approximately $13,580 million of liabilities on the related consolidated financial statements.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report included in Item 8.
March 25, 2019

(c)   Changes in Internal Control Over Financial Reporting
Other than the considerations noted in management’s report, there have been no changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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
The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2018 and 2017 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2018	2017
	(Dollars in Millions)
Audit fees	$7.2	$7.5
Audit-related fees	0.5	0.6
Tax fees	0.1	0.7
All other fees	—	—
Total	$7.8	$8.8
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
The Audit Committee’s policy is to pre-approve the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Audit Committee or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by PricewaterhouseCoopers LLP with respect to fiscal year 2018.

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

Page
Schedule III - Supplementary Insurance Information For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	197
Schedule IV - Reinsurance For The Year Ended December 31, 2018, For The Year Ended December 31, 2017, and For The Year Ended December 31, 2016	198
Schedule V - Valuation and Qualifying Accounts As of December 31, 2018 and December 31, 2017	199
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

EXHIBIT INDEX

Exhibit Number
†	2.1
Stock Purchase Agreement by and among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation, dated as of September 13, 2010, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed September 17, 2010 (No. 001-31901).

†	2.2
Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services LLC, AXA Financial Inc. and Protective Life Insurance Company, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 12, 2013 (No. 001-31901).

†	2.3
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

†	2.4
Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-31901).

†	3.1
2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

†	3.2
2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).

†	4.1	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.2	Individual Certificate, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.3	Tax-Sheltered Annuity Endorsement, filed as Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.4	Qualified Retirement Plan Endorsement, filed as Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.5	Individual Retirement Annuity Endorsement, filed as Exhibit 4(e) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.6	Section 457 Deferred Compensation Plan Endorsement, filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.7	Qualified Plan Endorsement, filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.8	Adoption Agreement for Participation in Group Modified Guaranteed Annuity, filed as Exhibit 4(h) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.9	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.10	Endorsement - Group Policy, filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.11	Endorsement - Certificate, filed as Exhibit 4(k) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.12	Endorsement - Individual Contract, filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.13	Endorsement (Annuity Deposits) - Group Policy, filed as Exhibit 4(m) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.14	Endorsement (Annuity Deposits) - Certificate, filed as Exhibit 4(n) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.15	Endorsement (Annuity Deposits) - Individual Contract, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).

†	4.16	Endorsement - Individual, filed as Exhibit 4(p) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.17	Endorsement - Group Contract/Certificate, filed as Exhibit 4(q) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.18	Endorsement - Individual, filed as Exhibit 4(r) to the Company’s Annual Report on Form 10-Q filed March 21, 2018 (No. 001-31901).
†	4.19	Endorsement - Group Contract, filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.20	Endorsement - Group Certificate, filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.21	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(u) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
†	4.22	Endorsement (“Free-Look”) - Group/Individual, filed as Exhibit 4(jj) to the Company’s Registration Statement on Form S-1 filed March 17, 2000 (No. 333-32784).
†	4.23	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.24	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.25	Group Certificate, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.26	Endorsement - Free Look, filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.27	Endorsement - Settlement Option, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.28	Endorsement - Automatic Renewal, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.29	Endorsement - Traditional IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.30	Endorsement - Roth IRA, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.31	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(j) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.32	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(k) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
†	4.33	Form of Individual Modified Guaranteed Annuity Contract, filed as Exhibit 2 to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
†	4.34	Qualified Plan Endorsement, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	4.35	Waiver of Withdrawal Charge and Market Value Adjustment (for Unemployment), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	4.36
Waiver of Withdrawal Charge and Market Value Adjustment (for Terminal Condition or Nursing Facility Confinement), filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).

†	4.37	Endorsement- Automatic Segment Renewal, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	4.38	Endorsement- Traditional IRA, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	4.39	Endorsement- Roth IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	4.40	Endorsement- Annuitization Bonus, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
†	10.1
Bond Purchase Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q filed March 21, 2018 (No. 001-31901).

†	10.2
Escrow Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q filed March 21, 2018 (No. 001-31901).

†	10.3(a)
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

†	10.3(b)
First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2018 (No. 001-31901).

†	10.4
Second Amended and Restated Guaranty dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 25, 2014 (No. 001-31901).

†	10.5
Second Amended and Restated Investment and Participation Agreement dated as of December 19, 2013, between Protective Life Insurance Company and Wachovia Development Corporation, filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed March 25, 2014 (No. 001-31901).

†	10.6
Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-31901).

†	10.7
Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2014 (No. 001-31901). ±

†	10.8
Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

†	10.9
Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011 (No. 001-31901). ±

†	10.10
Form of Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).

†	10.11
Master Agreement by and between Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2015 (No. 001-31901).

†	10.12
Distribution Agreement by and between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 16, 2011, filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).

†	10.13
Termination and Release Agreement among Protective Life Corporation, Protective Life Insurance Company, Wachovia Development Corporation, Wells Fargo Bank, National Association, SunTrust Bank and Citibank, N.A., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2018.

†	14.1
Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 11, 2018 filed as Exhibit 14.1 to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed March 5, 2019 (No. 001-11339).

†	14.2
Supplemental Policy on Conflict of Interest for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed March 2, 2018 (No. 001-11339).

	23	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2018, filed on March 25, 2019, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Statements of Comprehensive Income (Loss) (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Shareowner’s Equity, (v) the Consolidated Statement of Cash Flow, and (vi) the Notes to Consolidated Financial Statements.

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
March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. BIELEN	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2019
RICHARD J. BIELEN

/s/ MICHAEL G. TEMPLE	Vice Chairman, Finance and Risk, and Director	March 25, 2019
MICHAEL G. TEMPLE

/s/ CARL S. THIGPEN	Executive Vice President, Chief Investment Officer and Director	March 25, 2019
CARL S. THIGPEN

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2019
STEVEN G. WALKER

/s/ PAUL R. WELLS	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer/Controller)	March 25, 2019
PAUL R. WELLS

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE CORPORATION AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Life Marketing	$1,499,386	$15,318,019	$98	$422,037	$1,043,228	$552,697	$1,412,001	$116,917	$69,758	$93
Acquisitions	458,976	25,427,730	2,206	6,018,954	952,315	1,108,218	1,636,697	18,690	143,698	13,864
Annuities	889,697	1,050,161	—	8,324,931	71,321	335,382	223,912	24,274	148,615	—
Stable Value Products	6,121	—	—	5,234,731	—	217,778	109,747	3,201	2,798	—
Asset Protection	172,150	51,702	766,641	—	193,936	25,070	111,249	62,984	156,897	189,283
Corporate and Other	—	53,006	675	82,538	12,198	99,757	17,646	—	252,344	12,191
Total	$3,026,330	$41,900,618	$769,620	$20,083,191	$2,272,998	$2,338,902	$3,511,252	$226,066	$774,110	$215,431
For The Year Ended December 31, 2017
Life Marketing	$1,320,776	$15,438,739	$107	$424,204	$1,011,911	$550,714	$1,319,138	$120,753	$60,877	$111
Acquisitions	74,862	14,323,713	2,423	4,377,020	785,188	752,520	1,204,083	(6,939)	110,607	15,964
Annuities	772,633	1,080,629	—	7,308,354	73,617	316,582	216,324	(54,471)	146,407	—
Stable Value Products	6,864	—	—	4,698,371	—	186,576	74,578	2,354	4,407	—
Asset Protection	30,266	55,030	747,945	—	205,814	22,298	124,487	17,746	210,579	199,741
Corporate and Other	—	58,681	655	78,810	12,736	94,366	16,396	—	281,334	12,749
Total	$2,205,401	$30,956,792	$751,130	$16,886,759	$2,089,266	$1,923,056	$2,955,006	$79,443	$814,211	$228,565
For The Year Ended December 31, 2016
Life Marketing	$1,218,944	$14,595,370	$119	$426,422	$972,247	$523,989	$1,267,844	$130,708	$65,480	$122
Acquisitions	106,532	14,693,744	2,734	4,247,081	832,083	764,571	1,232,141	8,178	118,056	18,818
Annuities	655,618	1,097,973	—	7,059,060	66,214	318,511	212,735	(11,031)	137,617	—
Stable Value Products	5,455	—	—	3,501,636	—	107,010	41,736	1,176	3,033	—
Asset Protection	37,975	59,947	758,361	—	174,412	17,591	104,327	21,267	169,334	167,544
Corporate and Other	—	63,208	723	75,301	13,740	91,791	17,943	—	250,484	13,689
Total	$2,024,524	$30,510,242	$761,937	$15,309,500	$2,058,696	$1,823,463	$2,876,726	$150,298	$744,004	$200,173

(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Excludes Life Insurance.

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2018:
Life insurance in-force	$765,986,223	$(302,149,614)	$135,407,408	$599,244,017		23.0%
Premiums and policy fees:
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)	30.4%
Accident/health insurance	47,028	(30,126)	12,826	29,728		43.1
Property and liability insurance	284,323	(103,478)	4,857	185,702		2.6
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998
For The Year Ended December 31, 2017:
Life insurance in-force	$751,512,468	$(328,377,398)	$110,205,190	$533,340,260		21.0%
Premiums and policy fees:
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)	23.4%
Accident/health insurance	51,991	(33,052)	14,946	33,885		44.1
Property and liability insurance	288,809	(103,786)	9,657	194,680		5.0
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266
For The Year Ended December 31, 2016:
Life insurance in-force	$739,248,680	$(348,994,650)	$116,265,430	$506,519,460		23.0%
Premiums and policy fees:
Life insurance	$2,610,682	$(1,207,159)	$454,999	$1,858,522	(1)	24.5%
Accident/health insurance	58,076	(36,935)	17,439	38,580		45.2
Property and liability insurance	242,517	(86,629)	5,706	161,594		3.5
Total	$2,911,275	$(1,330,723)	$478,144	$2,058,696

(1)	Includes annuity policy fees of $177.1 million, $173.5 million, and $80.1 million, and for the years ended December 31, 2018, 2017, and 2016, respectively.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2018
Allowance for losses on commercial mortgage loans	$—	$(209)	$—	$1,505	$1,296
As of December 31, 2017
Allowance for losses on commercial mortgage loans	$724	$(7,439)	$—	$6,715	$—