Form 10-Q
period 2019-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2019-08-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 26, 2019:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2019

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$939,097	$935,928	$1,862,783	$1,819,341
Reinsurance ceded	(337,077)	(391,864)	(653,048)	(737,488)
Net of reinsurance ceded	602,020	544,064	1,209,735	1,081,853
Net investment income	685,194	578,414	1,326,616	1,067,832
Realized investment gains (losses)	44,243	(32,583)	100,463	(73,308)
Other-than-temporary impairment losses	(198)	(10)	(1,493)	(701)
Portion recognized in other comprehensive income (before taxes)	(500)	5	(2,347)	(2,949)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Other income	104,172	79,754	182,308	160,428
Total revenues	1,434,931	1,169,644	2,815,282	2,233,155
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and six months 2019 - $257,677 and $509,351; three and six months 2018 - $295,777 and $641,603)	1,003,453	860,860	1,976,607	1,647,209
Amortization of deferred policy acquisition costs and value of business acquired	33,837	52,630	64,210	110,703
Other operating expenses, net of reinsurance ceded: (three and six months 2019 - $56,340 and $108,874; three and six months 2018 - $52,558 and $96,627)	211,918	195,260	412,015	392,413
Total benefits and expenses	1,249,208	1,108,750	2,452,832	2,150,325
Income before income tax	185,723	60,894	362,450	82,830
Income tax expense	31,309	8,626	65,938	12,287
Net income	$154,414	$52,268	$296,512	$70,543

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net income	$154,414	$52,268	$296,512	$70,543
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and six months 2019 - $263,211 and $563,641; three and six months 2018 - $(112,907) and $(265,037))	990,177	(424,741)	2,120,367	(997,757)
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and six months 2019 - $(76) and $(495); three and six months 2018 - $(1,150) and $(969))	(288)	(4,328)	(1,864)	(3,647)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and six months 2019 - $4,127 and $6,464; three and six months 2018 - $3 and $6)	15,524	11	24,316	22
Change in accumulated (loss) gain - derivatives, net of income tax: (three and six months 2019 - $(742) and $(1,264); three and six months 2018 - $623 and $752)	(2,788)	2,344	(4,754)	2,831
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and six months 2019 - $70 and $128; three and six months 2018 - $43 and $67)	266	162	486	251
Total other comprehensive income (loss)	1,002,891	(426,552)	2,138,551	(998,300)
Total comprehensive income (loss)	$1,157,305	$(374,284)	$2,435,063	$(927,757)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2019 - $63,144,681; 2018 - $54,233,151)	$64,499,767	$51,679,226
Fixed maturities, at amortized cost (fair value: 2019 - $2,640,827; 2018 - $2,547,210)	2,576,216	2,633,474
Equity securities, at fair value (cost: 2019 - $585,845; 2018 - $589,221)	593,083	557,708
Mortgage loans (related to securitizations: 2019 - $0; 2018 - $134)	9,053,400	7,724,733
Investment real estate, net of accumulated depreciation (2019 - $175; 2018 - $251)	6,777	6,816
Policy loans	1,709,110	1,695,886
Other long-term investments	966,422	798,342
Short-term investments	1,057,853	666,301
Total investments	80,462,628	65,762,486
Cash	175,752	151,400
Accrued investment income	728,366	633,087
Accounts and premiums receivable	265,679	97,033
Reinsurance receivables	4,275,796	4,486,029
Deferred policy acquisition costs and value of business acquired	3,477,660	3,026,330
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2019 - $225,657; 2018 - $197,368)	616,394	612,854
Property and equipment, net of accumulated depreciation (2019 - $39,415; 2018 - $30,989)	207,165	183,843
Other assets	2,096,363	377,845
Assets related to separate accounts
Variable annuity	12,790,474	12,288,919
Variable universal life	1,073,020	937,732
Reinsurance assumed	9,844,996	—
Total assets	$116,839,804	$89,383,069

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(continued)

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,469,293	$41,900,618
Unearned premiums	784,431	769,620
Total policy liabilities and accruals	54,253,724	42,670,238
Stable value product account balances	5,816,503	5,234,731
Annuity account balances	14,179,277	13,720,081
Other policyholders’ funds	1,542,296	1,128,379
Other liabilities	2,692,186	1,939,718
Income tax payable	71,043	27,189
Deferred income taxes	1,226,671	898,339
Debt	2,560	1,319
Subordinated debt	110,000	110,000
Non-recourse funding obligations	2,833,145	2,888,329
Secured financing liabilities	126,862	495,307
Liabilities related to separate accounts
Variable annuity	12,790,474	12,288,919
Variable universal life	1,073,020	937,732
Reinsurance assumed	9,844,996	—
Total liabilities	106,562,757	82,340,281
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2019 and 2018 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	7,410,537
Retained earnings	1,277,173	1,031,465
Accumulated other comprehensive income (loss):
Net unrealized losses on investments, net of income tax: (2019 - $195,929; 2018 - $(367,217))	737,067	(1,381,436)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $410; 2018 - $(6,054))	1,543	(22,773)
Accumulated gain (loss) - derivatives, net of income tax: (2019 - $(1,136); 2018 - $(2)	(4,275)	(7)
Total shareowner’s equity	10,277,047	7,042,788
Total liabilities and shareowner’s equity	$116,839,804	$89,383,069

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income for the three months ended March 31, 2019				142,098		142,098
Other comprehensive income					1,135,660	1,135,660
Comprehensive income for the three months ended March 31, 2019						1,277,758
Cumulative effect adjustments				(50,804)		(50,804)
Balance, March 31, 2019	2	5,000	7,410,537	1,122,759	(268,556)	8,269,742
Net income for the three months ended June 30, 2019				154,414		154,414
Other comprehensive income					1,002,891	1,002,891
Comprehensive income for the three months ended June 30, 2019						1,157,305
Capital contributions from parent			850,000			850,000
Balance, June 30, 2019	$2	$5,000	$8,260,537	$1,277,173	$734,335	$10,277,047

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285
Net income for the three months ended March 31, 2018				18,275		18,275
Other comprehensive loss					(571,748)	(571,748)
Comprehensive loss for the three months ended March 31, 2018						(553,473)
Cumulative effect adjustments				(78,042)	(10,552)	(88,594)
Balance, March 31, 2018	2	5,000	7,378,496	857,204	(558,484)	7,682,218
Net income for the three months ended June 30, 2018				52,268		52,268
Other comprehensive loss					(426,552)	(426,552)
Comprehensive loss for the three months ended June 30, 2018						(374,284)
Balance, June 30, 2018	$2	$5,000	$7,378,496	$909,472	$(985,036)	$7,307,934

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$296,512	$70,543
Adjustments to reconcile net income to net cash used in operating activities:
Realized investment (gains) losses	(96,623)	76,958
Amortization of DAC and VOBA	64,210	110,703
Capitalization of DAC	(237,576)	(225,705)
Depreciation and amortization expense	36,880	33,335
Deferred income tax	(226,166)	(44,728)
Accrued income tax	43,854	118,580
Interest credited to universal life and investment products	593,993	389,009
Policy fees assessed on universal life and investment products	(829,697)	(748,474)
Change in reinsurance receivables	210,233	118,809
Change in accrued investment income and other receivables	21,636	6,506
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(352,503)	(224,050)
Trading securities:
Maturities and principal reductions of investments	54,501	117,994
Sale of investments	254,573	118,370
Cost of investments acquired	(204,187)	(206,741)
Other net change in trading securities	(43,145)	13,791
Amortization of premiums and accretion of discounts on investments and mortgage loans	147,427	150,283
Change in other liabilities	267,006	74,343
Other, net	(87,065)	30,565
Net cash used in operating activities	$(86,137)	$(19,909)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$898,461	$589,668
Sale of investments, available-for-sale	2,019,496	1,415,134
Cost of investments acquired, available-for-sale	(3,235,873)	(2,118,059)
Change in investments, held-to-maturity	55,000	39,000
Mortgage loans:
New lendings	(476,310)	(811,103)
Repayments	518,663	494,729
Change in investment real estate, net	178	615
Change in policy loans, net	30,778	25,361
Change in other long-term investments, net	64,968	(224,526)
Change in short-term investments, net	(340,603)	(77,639)
Net unsettled security transactions	(263,560)	141,791
Purchase of property, equipment, and intangibles	(15,235)	(6,696)
Cash received from reinsurance transaction	—	20,669
Payment for business acquisition, net of cash acquired	(731,457)	—
Net cash used in investing activities	$(1,475,494)	$(511,056)
Cash flows from financing activities
Borrowings under subordinated debt	—	110,000
Issuance (repayment) of non-recourse funding obligations	(55,000)	(38,987)
Secured financing liabilities	(368,445)	(913,210)
Capital contributions from parent	850,000	—
Deposits to universal life and investment contracts	3,309,880	2,959,133
Withdrawals from universal life and investment contracts	(2,149,967)	(1,600,400)
Other financing activities, net	(485)	(194)
Net cash provided by financing activities	$1,585,983	$516,342
Change in cash	24,352	(14,623)
Cash at beginning of period	151,400	178,855
Cash at end of period	$175,752	$164,232

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
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct an error pertaining to the deferred policy acquisition costs (“DAC”) tax reimbursements paid under reinsurance agreements the Company entered in previous years. The adjustment resulted in an $8.96 million increase to accounts and premiums receivable on the Company’s consolidated balance sheet, with a corresponding increase to income. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported periods or the current interim period. As a result, this adjustment was recorded by the Company within the consolidated financial statements as of and for the period ended June 30, 2019.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2019.
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
Accounting Pronouncements Not Yet Adopted

ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. The Company has completed its scoping and gap analysis with respect to the implementation of the new standard. Based on the results of this analysis, the Company’s implementation efforts are primarily focused on the application of the CECL model to a) its portfolio of commercial mortgage loans and b) amounts recoverable from reinsurers. The Company is currently engaged in a project to implement new processes with respect to the measurement and recognition of the CECL allowance for these assets, along with the additional disclosures required by the Update. The impact of this standard on the Company’s financial results cannot yet be reasonably estimated.

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update are currently effective for annual and interim periods beginning after December 31, 2020 with early adoption permitted. However, in July 2019, the Financial Accountings Standards Board (the “FASB”) voted to expose an Accounting Standards Update for public comment which would extend the implementation deadline for public business entities by one year to periods beginning after December 15, 2021. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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

Pursuant to the Liberty Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price and remains subject to adjustment.

All policies issued in states other than New York were ceded to the Company under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates. The final reserve amount determined, as adjusted during the measurement period, is $13.7 billion. In addition, there are certain pending items which remain subject to adjustment in accordance with the Master Transaction Agreement and could result in a gain in future periods. Pursuant to the terms of the Liberty Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.

The terms of the Liberty Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

The following table details the purchase consideration and final allocation of assets acquired and liabilities from the Life Business reinsurance transaction as of the transaction date.

Fair Value as of May 1, 2018
(Dollars In Thousands)
ASSETS
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	35,179
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	379,717
Other assets	916
Total assets	13,723,520
LIABILITIES
Future policy benefits and claims	$11,751,895
Unearned premiums	—
Total policy liabilities and accruals	11,751,895
Annuity account balances	1,864,141
Other policyholders’ funds	41,936
Other liabilities	65,548
Total liabilities	13,723,520
NET ASSETS ACQUIRED	$—

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

	Unaudited
	For The Three Months Ended June 30, 2018	For The Six Months Ended June 30, 2018
	(Dollars In Thousands)
Revenue	$1,242,895	$2,556,894
Net income	$59,656	$116,687

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
On June 3, 2019, the Company and PLAIC completed the Transaction (the “Closing”). Pursuant to the GWL&A Master Transaction Agreement, previously reported in our Current Report on Form 8-K filed on January 25, 2019, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the Closing was $767.1 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to the Company and PLAIC as of the Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which will be administered by PLC.
As of the purchase date, the Company has recorded an estimate in the amount of $51.9 million related to contingent consideration. The final ceding commission is subject to adjustment based on these amounts. These amounts are accrued within other liabilities in the Company’s consolidated condensed balance sheet.

The contingent consideration is comprised of a holdback provision and a post-closing sales adjustment. The holdback amount is related to the performance of certain blocks of business for a specified period of time after the close of the transaction.  The range of amounts payable to Great West under this provision is $0 - $40 million. The Company’s best estimate as of June 30, 2019 was $40 million.

Great West is also entitled to a payment for certain post-closing sales occurring between June 1, 2019 and December 31, 2019. At this time, a range for this payment cannot be estimated and the Company established a liability of $11.9 million on the transaction date, which represents the Company's best estimate of the present value of future payments as of the transaction date.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants. The terms of the GWL&A Reinsurance Agreements resulted in an acquisition of the Individual Life Business by PLC in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.

The following table details the preliminary allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the transaction date. The Company has not completed the process of determining the fair value of assets acquired and liabilities assumed, but will do so in the twelve month measurement period subsequent to the transaction date. These estimates are provisional subject to adjustment. Any adjustments to these fair value estimates will be reflected, retroactively, as of the date of the acquisition, and may result in adjustments to the value of business acquired.

Fair Value as of June 1, 2019
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,533
Mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,579
Total investments	10,129,342
Cash	35,607
Accrued investment income	101,306
Accounts and premiums receivable	62
Premium due and deferred	1,657
Value of business acquired	491,493
Other intangibles	28,600
Other assets	1,537,848
Assets related to separate accounts	9,583,217
Total assets	21,909,132
LIABILITIES
Future policy benefits and claims	$10,993,716
Annuity account balances	253,748
Other policyholders’ funds	220,117
Other liabilities	39,370
Liabilities related to separate accounts	9,583,217
Total liabilities	21,090,168
NET ASSETS ACQUIRED	$818,964

Assets related to separate accounts and liabilities related to separate accounts represent amounts receivable and payable for variable annuity and variable universal life products reinsured on a modified co-insurance basis.

The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Individual Life Business were completed as of January 1, 2018. The unaudited pro forma condensed results of operations are presented solely for information purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

	Unaudited		Unaudited
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenue	$1,564,824	$1,387,568	$3,186,175	$2,651,784
Net income	$173,974	$99,015	$322,382	$107,500
The amount of revenue and income before income tax of the Individual Life Business since the transaction date, June 1, 2019, included in the consolidated statements of income for the six months ended June 30, 2019, amounted to $77.7 million and $7.7 million. The Company incurred approximately $12.2 million of non-recurring transaction costs for the six months ended June 30, 2019.
Intangible assets recognized by the Company included the following (excluding goodwill):

	Estimated Fair Value on Acquisition Date	Estimated Useful Life
	(Dollars In Thousands)	(In Years)
Distribution relationships	$15,000	18
Technology	13,600	10
Total intangible assets	$28,600
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$1,279
2020	2,193
2021	2,193
2022	2,193
2023	2,193

Based on the balance recorded as of June 1, 2019, the expected amortization of VOBA for the next five years is as follows:

Year	Amount
(Dollars In Thousands)
Remainder of 2019	$(4,966)
2020	(12,292)
2021	(6,807)
2022	(1,010)
2023	3,259

VOBA is calculated at a product level and can either be positive or negative depending on the underlying fair values of the associated product lines. VOBA is amortized in accordance with ASC 944-805-35-1, which requires that the amortization should be on a basis consistent with the related reinsurance liability. As such, the net amortization related to a specific transaction in a given year can be either positive or negative as amortization patterns differ between the product lines.

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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in accumulated other comprehensive income (loss) “AOCI”) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by Dai-ichi Life, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.

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
Summarized financial information for the Closed Block as of June 30, 2019 and December 31, 2018 is as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,611,917	$5,679,732
Policyholder dividend obligation	173,147	—
Other liabilities	11,043	22,505
Total closed block liabilities	5,796,107	5,702,237
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,583,161	$4,257,437
Mortgage loans on real estate	74,290	75,838
Policy loans	658,971	672,213
Cash	55,960	116,225
Other assets	107,306	136,388
Total closed block assets	5,479,688	5,258,101
Excess of reported closed block liabilities over closed block assets	316,419	444,136
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains (losses) net of policyholder dividend obligation: $47,972 and $(141,128); and net of income tax: $(10,074) and $61,676	—	(120,528)
Future earnings to be recognized from closed block assets and closed block liabilities	$316,419	$323,608
Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Policyholder dividend obligation, beginning of period	$—	$160,712
Applicable to net revenue (losses)	(15,953)	(19,536)
Change in net unrealized investment gains (losses) allocated to the policyholder dividend obligation	189,100	(141,176)
Policyholder dividend obligation, end of period	$173,147	$—

Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and other income	$40,105	$42,465	$77,549	$82,077
Net investment income	51,663	50,872	102,791	101,415
Net investment gains (losses)	43	263	(411)	26
Total revenues	91,811	93,600	179,929	183,518
Benefits and other deductions
Benefits and settlement expenses	87,213	87,940	165,879	167,892
Other operating expenses	247	337	606	20
Total benefits and other deductions	87,460	88,277	166,485	167,912
Net revenues before income taxes	4,351	5,323	13,444	15,606
Income tax expense	913	1,118	2,823	3,277
Net revenues	$3,438	$4,205	$10,621	$12,329
5.    INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,062	$5,484	$6,199	$8,266
Equity gains and losses	7,540	(1,030)	38,175	(9,768)
Modco trading portfolio	89,571	(52,817)	184,473	(137,525)
Other investments	1,336	(1,280)	190	1,833
Realized gains (losses) - all other investments	99,509	(49,643)	229,037	(137,194)
Realized gains (losses) - derivatives(1)	(55,266)	17,060	(128,574)	63,886
Realized investment gains (losses)	$44,243	$(32,583)	$100,463	$(73,308)

Net impairments losses recognized in earnings	$(698)	$(5)	$(3,840)	$(3,650)

(1) See Note 7, Derivative Financial Instruments
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Gross realized gains	$6,776	$10,082	$14,646	$18,131
Gross realized losses:
Impairment losses	$(698)	$(5)	$(3,840)	$(3,650)
Other realized losses	$(5,714)	$(4,598)	$(8,447)	$(9,865)

The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value (proceeds)	$484,587	$461,113	$1,133,478	$603,246
Gains realized	$6,776	$10,082	$14,646	$18,131

Securities in an unrealized loss position(1):
Fair value (proceeds)	$159,626	$201,191	$330,928	$281,175
Losses realized	$(5,714)	$(4,598)	$(8,447)	$(9,865)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$7,540	$(1,030)	$38,175	$(9,768)
Less: net gains (losses) recognized on equity securities sold during the period	$193	$(680)	$253	$(2,382)
Gains (losses) recognized during the period on equity securities still held	$7,347	$(350)	$37,922	$(7,386)

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$4,473,723	$132,603	$(8,882)	$4,597,444	$—
Commercial mortgage-backed securities	2,618,367	51,304	(3,817)	2,665,854	—
Other asset-backed securities	1,848,061	22,063	(8,526)	1,861,598	(3)
U.S. government-related securities	1,304,382	5,179	(9,004)	1,300,557	—
Other government-related securities	553,779	31,425	(4,168)	581,036	—
States, municipals, and political subdivisions	4,652,897	183,920	(5,851)	4,830,966	1,193
Corporate securities	45,103,765	1,542,821	(571,434)	46,075,152	764
Redeemable preferred stocks	87,459	1,211	(3,758)	84,912	—
	60,642,433	1,970,526	(615,440)	61,997,519	1,954
Short-term investments	975,945	—	—	975,945	—
	$61,618,378	$1,970,526	$(615,440)	$62,973,464	$1,954

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$3,641,678	$23,248	$(61,935)	$3,602,991	$(18)
Commercial mortgage-backed securities	2,319,476	3,911	(57,000)	2,266,387	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,658,433	1,794	(45,722)	1,614,505	—
Other government-related securities	543,534	4,292	(33,790)	514,036	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,467,380	112,438	(2,378,240)	36,201,578	(29,685)
Redeemable preferred stocks	94,362	—	(11,560)	82,802	—
	51,816,959	188,621	(2,742,547)	49,263,033	(28,827)
Short-term investments	635,375	—	—	635,375	—
	$52,452,334	$188,621	$(2,742,547)	$49,898,408	$(28,827)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$203,455	$241,836
Commercial mortgage-backed securities	204,445	188,925
Other asset-backed securities	147,997	159,907
U.S. government-related securities	51,080	59,794
Other government-related securities	24,342	44,207
States, municipals, and political subdivisions	293,560	286,413
Corporate securities	1,565,561	1,423,833
Redeemable preferred stocks	11,808	11,277
	2,502,248	2,416,192
Equity securities	8,488	9,892
Short-term investments	81,909	30,926
	$2,592,645	$2,457,010
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2019, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,439,861	$1,437,683	$—	$—
Due after one year through five years	10,082,706	10,207,771	—	—
Due after five years through ten years	13,055,331	13,462,463	—	—
Due after ten years	36,064,535	36,889,602	2,576,216	2,640,827
	$60,642,433	$61,997,519	$2,576,216	$2,640,827
The charts below summarize the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	Fixed Maturities	Fixed Maturities	Fixed Maturities	Fixed Maturities
	(Dollars In Thousands)
Other-than-temporary impairments	$(198)	$(10)	$(1,493)	$(701)
Non-credit impairment losses recorded in other comprehensive income (loss)	(500)	5	(2,347)	(2,949)
Net impairment losses recognized in earnings	$(698)	$(5)	$(3,840)	$(3,650)
There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the three and six months ended June 30, 2019 and 2018.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Beginning balance	$27,215	$2,235	$24,868	$3,268
Additions for newly impaired securities	—	—	751	—
Additions for previously impaired securities	660	2	3,007	2
Reductions for previously impaired securities due to a change in expected cash flows	(8,202)	—	(8,834)	—
Reductions for previously impaired securities that were sold in the current period	(7,175)	(2,235)	(7,294)	(3,268)
Ending balance	$12,498	$2	$12,498	$2
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$113,964	$(413)	$572,514	$(8,469)	$686,478	$(8,882)
Commercial mortgage-backed securities	3,609	(6)	563,319	(3,811)	566,928	(3,817)
Other asset-backed securities	409,753	(5,931)	134,156	(2,595)	543,909	(8,526)
U.S. government-related securities	32,421	(314)	902,249	(8,690)	934,670	(9,004)
Other government-related securities	5,509	(198)	93,790	(3,970)	99,299	(4,168)
States, municipals, and political subdivisions	13,242	(13)	145,668	(5,838)	158,910	(5,851)
Corporate securities	1,240,594	(52,590)	10,301,172	(518,844)	11,541,766	(571,434)
Redeemable preferred stocks	—	—	17,180	(3,758)	17,180	(3,758)
	$1,819,092	$(59,465)	$12,730,048	$(555,975)	$14,549,140	$(615,440)
Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $8.5 million and $3.8 million, respectively, as of June 30, 2019. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities had a gross unrealized loss greater than twelve months of $2.6 million as of June 30, 2019. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $8.7 million and $4.0 million as of June 30, 2019, respectively. These declines were related to changes in interest rates.
The states, municipals, and political subdivisions category had gross unrealized losses greater than twelve months of $5.8 million as of June 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category had gross unrealized losses greater than twelve months of $518.8 million as of June 30, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of June 30, 2019, the Company had a total of 1,322 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the

Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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
As of June 30, 2019, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $119.9 million of securities which were rated below investment grade. Approximately $275.6 million of the available-for-sale and trading securities that were below investment grade were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturities	$1,536,447	$(582,674)	$3,088,119	$(1,497,749)

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2019 and December 31, 2018, are as follows:

As of June 30, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$773,216	$—	$(14,249)	$758,967	$—
Steel City, LLC	1,803,000	78,860	—	1,881,860	—
	$2,576,216	$78,860	$(14,249)	$2,640,827	$—

As of December 31, 2018	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City, LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—
During the three and six months ended June 30, 2019 and 2018, the Company recorded no other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $78.9 million of gross unrecognized holding gains and $14.2 million of gross unrecognized holding losses as of June 30, 2019. The Company does not consider these unrecognized holding losses to be other-than-temporary based on certain positive factors associated with the securities which include credit ratings of the guarantor, financial health of the issuer and guarantor, continued access of the issuer to capital markets and other pertinent information. These held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”) as of June 30, 2019 and December 31, 2018, that was determined to be a VIE.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, the Company has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of June 30, 2019, no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$4,597,444	$—	$4,597,444
Commercial mortgage-backed securities	4	—	2,656,488	9,366	2,665,854
Other asset-backed securities	4	—	1,443,288	418,310	1,861,598
U.S. government-related securities	4	884,053	416,504	—	1,300,557
State, municipals, and political subdivisions	4	—	4,830,966	—	4,830,966
Other government-related securities	4	—	581,036	—	581,036
Corporate securities	4	—	44,746,661	1,328,491	46,075,152
Redeemable preferred stocks	4	67,732	17,180	—	84,912
Total fixed maturity securities - available-for-sale		951,785	59,289,567	1,756,167	61,997,519
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	203,455	—	203,455
Commercial mortgage-backed securities	3	—	204,445	—	204,445
Other asset-backed securities	3	—	85,817	62,180	147,997
U.S. government-related securities	3	25,929	25,151	—	51,080
State, municipals, and political subdivisions	3	—	293,560	—	293,560
Other government-related securities	3	—	24,342	—	24,342
Corporate securities	3	—	1,560,267	5,294	1,565,561
Redeemable preferred stocks	3	11,808	—	—	11,808
Total fixed maturity securities - trading		37,737	2,397,037	67,474	2,502,248
Total fixed maturity securities		989,522	61,686,604	1,823,641	64,499,767
Equity securities	3	524,597	—	68,486	593,083
Other long-term investments(1)	3 & 4	65,231	467,642	143,583	676,456
Short-term investments	3	990,991	66,862	—	1,057,853
Total investments		2,570,341	62,221,108	2,035,710	66,827,159
Cash	3	175,752	—	—	175,752
Assets related to separate accounts
Variable annuity	3	12,790,474	—	—	12,790,474
Variable universal life	3	1,073,020	—	—	1,073,020
Total assets measured at fair value on a recurring basis		$16,609,587	$62,221,108	$2,035,710	$80,866,405
Liabilities:
Annuity account balances(2)	3	$—	$—	$72,585	$72,585
Other liabilities(1)	3 & 4	23,552	289,682	842,035	1,155,269
Total liabilities measured at fair value on a recurring basis		$23,552	$289,682	$914,620	$1,227,854

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 91.7% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2019.

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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2019, the Company held $9.2 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of June 30, 2019, the Company held $489.9 million of Level 3 ABS, which included $427.7 million of other asset-backed securities classified as available-for-sale and $62.2 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of June 30, 2019, the Company classified approximately $52.5 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of June 30, 2019, the Company classified approximately $1.3 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of June 30, 2019, the Company held approximately $68.5 million of equity securities classified as Level 3. Of this total, $68.5 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2019, 84.3% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The fair value of the guaranteed living withdrawal benefits (“GLWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the fixed indexed annuity (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
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
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting the agreements where the Company has ceded certain blocks of policies are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of June 30, 2019, the fair value of the embedded derivative is based upon the relationship between the statutory policy liabilities (net of policy loans) of $3.5 billion and the statutory unrealized gain (loss) of the securities of $210.5 million. As a result, changes in the fair value of the embedded derivatives where the Company has ceded certain blocks of policies are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2019 was $95.6 million and is included in other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned subsidiary of the Company, if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $42.3 million as of June 30, 2019. Golden Gate II recognized $1.0 million in gains related to payments under this agreement for the three and six months ended June 30, 2019. As of June 30, 2019, certain interest support agreement obligations to Golden Gate II of approximately $4.9 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of June 30, 2019 was $50.8 million. Golden Gate II recognized $0.7 million in gains related to payments made under this agreement for the three and six months ended June 30, 2019
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2019, was $2.5 million. As of June 30, 2019, no payments have been made under these agreements.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC, where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2019, was a liability of $91.1 million.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of June 30, 2019 is $72.6 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.
Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$418,178	Liquidation	Liquidation value	$95.39 - $97.00 ($96.48)
		Discounted cash flow	Liquidity premium	0.11% - 1.50% (0.73%)
			Paydown rate	10.84% - 12.88% (11.98%)
Corporate securities	1,328,490	Discounted cash flow	Spread over treasury	0.87% - 4.10% (1.75%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	146,556	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.17% - 0.88%
Embedded derivative - FIA	300,364	Actuarial cash flow model	Expenses	$145 per policy
			Withdrawal rate	1.5% prior to age 70, 100% of the RMD for ages 70+
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	1.0% - 30.0%, depending on duration/surrender charge period
			Nonperformance risk	0.17% - 0.88%
Embedded derivative - IUL	136,660	Actuarial cash flow model	Mortality	37% - 577% of 2015
VBT Primary Tables
			Lapse	0.5% - 10.0%, depending on
duration/distribution channel
and smoking class
			Nonperformance risk	0.17% - 0.88%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of June 30, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $77.0 million of financial instruments being classified as Level 3 as of June 30, 2019. Of the $77.0 million, $71.7 million are other asset-backed securities and $5.3 million are corporate securities.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2019, the Company held $68.5 million of financial instruments where book value approximates fair value which were predominantly FHLB stock.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	16	—	—	9,359	(7)	—	—	—	(2)	9,366	—
Other asset-backed securities	420,091	—	2,513	(37)	(4,468)	—	(7)	—	—	—	218	418,310	—
Corporate securities	648,608	82	25,371	—	(497)	661,627	(56,183)	—	—	49,350	133	1,328,491	—
Total fixed maturity securities - available-for-sale	1,068,699	82	27,900	(37)	(4,965)	670,986	(56,197)	—	—	49,350	349	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	66,484	810	—	(3,468)	—	—	(781)	—	—	(797)	(68)	62,180	(2,717)
Corporate securities	5,251	68	—	—	—	—	1	—	—	—	(26)	5,294	68
Total fixed maturity securities - trading	71,735	878	—	(3,468)	—	—	(780)	—	—	(797)	(94)	67,474	(2,649)
Total fixed maturity securities	1,140,434	960	27,900	(3,505)	(4,965)	670,986	(56,977)	—	—	48,553	255	1,823,641	(2,649)
Equity securities	63,409	—	—	(3)	—	5,080	—	—	—	—	—	68,486	153
Other long-term investments(1)	133,694	22,762	—	(12,744)	—	1,579	—	—	(1,708)	—	—	143,583	8,310
Total investments	1,337,537	23,722	27,900	(16,252)	(4,965)	677,645	(56,977)	—	(1,708)	48,553	255	2,035,710	5,814
Total assets measured at fair value on a recurring basis	$1,337,537	$23,722	$27,900	$(16,252)	$(4,965)	$677,645	$(56,977)	$—	$(1,708)	$48,553	$255	$2,035,710	$5,814
Liabilities:
Annuity account balances(2)	$74,613	$—	$—	$(825)	$—	$—	$—	$56	$2,909	$—	$—	$72,585	$—
Other liabilities(1)	606,655	364		(198,540)	—	37,204	—	—	—	—	—	842,035	(198,176)
Total liabilities measured at fair value on a recurring basis	$681,268	$364	$—	$(199,365)	$—	$37,204	$—	$56	$2,909	$—	$—	$914,620	$(198,176)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2019, there were $50.1 million of securities transferred into Level 3.
For the three months ended June 30, 2019, there were $1.6 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2019.
For the three months ended June 30, 2019, there were no transfers from Level 2 into Level 1.
For the three months ended June 30, 2019, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	16	—	—	9,359	(7)	—	—	—	(2)	9,366	—
Other asset-backed securities	421,642	446	10,660	(57)	(4,799)	—	(10,015)	—	—	—	433	418,310	—
Corporate securities	638,276	82	43,956	—	(3,509)	695,627	(84,956)	—	—	39,255	(240)	1,328,491	—
Total fixed maturity securities - available-for-sale	1,059,918	528	54,632	(57)	(8,308)	704,986	(94,978)	—	—	39,255	191	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	4,006	—	(3,584)	—	15,463	(5,892)	—	—	26,267	(136)	62,180	1,068
Corporate securities	6,242	169	—	(31)	—	—	(1,035)	—	—	—	(51)	5,294	134
Total fixed maturity securities - trading	32,298	4,175	—	(3,615)	—	15,463	(6,927)	—	—	26,267	(187)	67,474	1,202
Total fixed maturity securities	1,092,216	4,703	54,632	(3,672)	(8,308)	720,449	(101,905)	—	—	65,522	4	1,823,641	1,202
Equity securities	63,421	1	—	(16)	—	5,080	—	—	—	—	—	68,486	222
Other long-term investments(1)	151,342	23,789	—	(31,419)	—	1,579	—	—	(1,708)	—	—	143,583	(9,338)
Total investments	1,306,979	28,493	54,632	(35,107)	(8,308)	727,108	(101,905)	—	(1,708)	65,522	4	2,035,710	(7,914)
Total assets measured at fair value on a recurring basis	$1,306,979	$28,493	$54,632	$(35,107)	$(8,308)	$727,108	$(101,905)	$—	$(1,708)	$65,522	$4	$2,035,710	$(7,914)
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(1,152)	$—	$—	$—	$67	$4,753	$—	$—	$72,585	$—
Other liabilities(1)	438,127	830	—	(367,534)	—	37,204	—	—	—	—	—	842,035	(366,704)
Total liabilities measured at fair value on a recurring basis	$514,246	$830	$—	$(368,686)	$—	$37,204	$—	$67	$4,753	$—	$—	$914,620	$(366,704)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2019, there were $86.1 million of securities transferred into Level 3.
For the six months ended June 30, 2019, there were $20.6 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2019.
For the six months ended June 30, 2019, there were no transfers from Level 2 into Level 1.
For the six months ended June 30, 2019, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(457)	$22,225	$—	$—	$—	$—	$12	$21,780	$—
Commercial mortgage-backed securities	—	—	—	—	(1,284)	48,621	(94)	—	—	—	(16)	47,227	—
Other asset-backed securities	503,789	—	11,353	—	(13)	—	(9)	—	—	222	359	515,701	—
Corporate securities	626,409	—	5,662	—	(6,828)	43,491	(14,817)	—	—	(7,895)	(1,211)	644,811	—
Total fixed maturity securities - available-for-sale	1,130,198	—	17,015	—	(8,582)	114,337	(14,920)	—	—	(7,673)	(856)	1,229,519	—
Fixed maturity securities - trading
Other asset-backed securities	34,958	—	—	(3,570)	—	4,600	(11,273)	—	—	164	(27)	24,852	(3,570)
Corporate securities	5,324	—	—	(45)	—	—	—	—	—	—	(25)	5,254	(45)
Total fixed maturity securities - trading	40,282	—	—	(3,615)	—	4,600	(11,273)	—	—	164	(52)	30,106	(3,615)
Total fixed maturity securities	1,170,480	—	17,015	(3,615)	(8,582)	118,937	(26,193)	—	—	(7,509)	(908)	1,259,625	(3,615)
Equity securities	65,516	1	—	—	—	36	—	—	—	—	—	65,553	(14)
Other long-term investments(1)	176,359	5,995	—	(11,133)	—	—	—	—	(627)	—	—	170,594	(5,765)
Total investments	1,412,355	5,996	17,015	(14,748)	(8,582)	118,973	(26,193)	—	(627)	(7,509)	(908)	1,495,772	(9,394)
Total assets measured at fair value on a recurring basis	$1,412,355	$5,996	$17,015	$(14,748)	$(8,582)	$118,973	$(26,193)	$—	$(627)	$(7,509)	$(908)	$1,495,772	$(9,394)
Liabilities:
Annuity account balances(2)	$81,399	$—	$—	$(1,059)	$—	$—	$—	$89	$2,449	$—	$—	$80,098	$—
Other liabilities(1)	488,596	68,621	—	(37,033)	—	—	—	—	—	—	—	457,008	31,588
Total liabilities measured at fair value on a recurring basis	$569,995	$68,621	$—	$(38,092)	$—	$—	$—	$89	$2,449	$—	$—	$537,106	$31,588

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2018, there were $11.1 million securities transferred into Level 3.
For the three months ended June 30, 2018, there were $18.6 million securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the three months ended June 30, 2018, there were no transfers from Level 2 into Level 1.
For the three months ended June 30, 2018, there were no transfers from Level 1 into Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2018, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(457)	$22,225	$—	$—	$—	$—	$12	$21,780	$—
Commercial mortgage-backed securities	—	—	—	—	(1,284)	48,621	(94)	—	—	—	(16)	47,227	—
Other asset-backed securities	504,365	—	11,867	—	(1,647)	—	(23)	—	—	222	917	515,701	—
Corporate securities	626,901	—	7,061	—	(18,929)	78,491	(38,452)	—	—	(7,895)	(2,366)	644,811	—
Total fixed maturity securities - available-for-sale	1,131,266	—	18,928	—	(22,317)	149,337	(38,569)	—	—	(7,673)	(1,453)	1,229,519	—
Fixed maturity securities - trading
Other asset-backed securities	35,222	194	—	(3,598)	—	4,600	(11,669)	—	—	164	(61)	24,852	(3,405)
Corporate securities	5,442	—	—	(139)	—	—	—	—	—	—	(49)	5,254	(139)
Total fixed maturity securities - trading	40,664	194	—	(3,737)	—	4,600	(11,669)	—	—	164	(110)	30,106	(3,544)
Total fixed maturity securities	1,171,930	194	18,928	(3,737)	(22,317)	153,937	(50,238)	—	—	(7,509)	(1,563)	1,259,625	(3,544)
Equity securities	65,518	1	—	(1)	—	36	—	—	—	—	(1)	65,553	(63)
Other long-term investments(1)	160,466	22,404	—	(11,649)	—	—	—	—	(627)	—	—	170,594	10,128
Total investments	1,397,914	22,599	18,928	(15,387)	(22,317)	153,973	(50,238)	—	(627)	(7,509)	(1,564)	1,495,772	6,521
Total assets measured at fair value on a recurring basis	$1,397,914	$22,599	$18,928	$(15,387)	$(22,317)	$153,973	$(50,238)	$—	$(627)	$(7,509)	$(1,564)	$1,495,772	$6,521
Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(1,853)	$—	$—	$—	$530	$5,757	$—	$—	$80,098	$—
Other liabilities(1)	597,562	188,110	—	(47,556)	—	—	—	—	—	—	—	457,008	140,554
Total liabilities measured at fair value on a recurring basis	$681,034	$188,110	$—	$(49,409)	$—	$—	$—	$530	$5,757	$—	$—	$537,106	$140,554

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2018, there were $11.1 million securities transferred into Level 3.
For the six months ended June 30, 2018, there were $18.6 million securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of June 30, 2018.
For the six months ended June 30, 2018, there were no transfers from Level 2 into Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2019		December 31, 2018
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$9,053,400	$9,123,182	$7,724,733	$7,447,702
Policy loans	3	1,709,110	1,709,110	1,695,886	1,695,886
Fixed maturities, held-to-maturity(1)	3	2,576,216	2,640,827	2,633,474	2,547,210
Liabilities:
Stable value product account balances	3	$5,816,503	$5,885,528	$5,234,731	$5,200,723
Future policy benefits and claims(2)	3	1,725,194	1,729,081	1,671,414	1,671,434
Other policyholders’ funds(3)	3	105,136	107,702	131,150	131,782
Debt:(4)
Non-recourse funding obligations(5)	3	$2,833,145	$2,944,157	$2,888,329	$2,801,399
Subordinated funding obligations	3	110,000	108,455	110,000	95,476

Except as noted below, fair values were estimated using quoted market prices.
(1) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(2) Single premium immediate annuity without life contingencies.
(3) Supplementary contracts without life contingencies.
(4) Excludes capital lease obligations of $2.6 million and $1.3 million as of June 30, 2019 and December 31, 2018, respectively.
(5) As of June 30, 2019, carrying amount of $2.6 billion and a fair value of $2.7 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2018, carrying amount of $2.6 billion and a fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Derivatives Related to Risk Mitigation of Certain Annuity Contracts
The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity (“VA”) contracts, fixed indexed annuities, and indexed universal life contracts:

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

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(11,280)	$1,552	$(17,302)	$(15,340)
Equity futures	2,559	(10,864)	32,297	(17,292)
Currency futures	(397)	12,063	1,847	4,480
Equity options	(21,702)	(38,216)	(93,397)	(26,200)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	117,934	(26,149)	192,795	(89,859)
Total return swaps	(8,545)	(10,055)	(48,572)	(3,565)
Embedded derivative - GLWB	(69,602)	11,191	(102,989)	32,664
Funds withheld derivative	18,771	38,853	80,548	30,897
Total derivatives related to VA contracts	27,738	(21,625)	45,227	(84,229)
Derivatives related to FIA contracts:
Embedded derivative	(24,819)	(4,927)	(63,633)	6,403
Equity futures	431	(167)	2	(328)
Equity options	13,191	7,398	55,241	2,729
Total derivatives related to FIA contracts	(11,197)	2,304	(8,390)	8,804
Derivatives related to IUL contracts:
Embedded derivative	(11,286)	(1,226)	(24,656)	8,658
Equity futures	85	—	256	136
Equity options	2,606	2,086	8,786	836
Total derivatives related to IUL contracts	(8,595)	860	(15,614)	9,630
Embedded derivative - Modco reinsurance treaties	(70,679)	45,183	(155,677)	127,841
Derivatives with PLC(1)	8,922	(9,696)	7,269	1,847
Other derivatives	(1,455)	34	(1,389)	(7)
Total realized gains (losses) - derivatives	$(55,266)	$17,060	$(128,574)	$63,886

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2019
Foreign currency swaps	$(1,733)	$(188)	$—
Interest rate swaps	(1,796)	(148)	—
Total	$(3,529)	$(336)	$—

For The Six Months Ended June 30, 2019
Foreign currency swaps	$(3,626)	$(394)	$—
Interest rate swaps	(2,391)	(220)	—
Total	$(6,017)	$(614)	$—

For The Three Months Ended June 30, 2018
Foreign currency swaps	$2,967	$(205)	$—
Total	$2,967	$(205)	$—

For The Six Months Ended June 30, 2018
Foreign currency swaps	$3,582	$(318)	$—
Total	$3,582	$(318)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $2.9 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,188,000	$90,599	$1,515,500	$28,501
Total return swaps	132,044	1,065	138,070	3,971
Derivatives with PLC(1)	2,843,171	95,610	2,856,351	90,049
Embedded derivative - Modco reinsurance treaties	1,248,634	13,738	585,294	7,072
Embedded derivative - GLWB	1,198,236	34,235	1,919,861	54,221
Interest rate futures	393,518	8,703	286,208	10,302
Equity futures	101,064	639	12,633	483
Equity options	6,176,649	431,694	5,624,081	220,092
Other	157	173	157	136
	$14,281,473	$676,456	$12,938,155	$414,827
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	2,309	117,178	904
Derivatives not designated as hedging instruments:
Interest rate swaps	70,000	—	775,000	11,367
Total return swaps	361,607	1,112	768,177	23,054
Embedded derivative - Modco reinsurance treaties	2,287,547	188,853	1,795,287	32,828
Funds withheld derivative	1,915,424	91,118	1,992,562	95,142
Embedded derivative - GLWB	2,874,833	216,157	2,152,698	97,528
Embedded derivative - FIA	2,739,208	298,721	2,576,033	217,288
Embedded derivative - IUL	262,828	136,660	233,550	90,231
Interest rate futures	901,165	16,464	863,706	20,100
Equity futures	225,125	2,967	659,357	33,753
Currency futures	256,513	1,105	202,747	2,163
Equity options	4,008,015	198,159	4,199,687	34,178
Other	13,109	1,644	3,288	252
	$16,382,552	$1,155,269	$16,689,270	$658,788

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of June 30, 2019 and December 31, 2018, the fair value of non-cash collateral received was $30.4 million and $45.0 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2019.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$532,700	$—	$532,700	$210,744	$214,952	$107,004
Total derivatives, subject to a master netting arrangement or similar arrangement	532,700	—	532,700	210,744	214,952	107,004
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	13,738	—	13,738	—	—	13,738
Embedded derivative - GLWB	34,235	—	34,235	—	—	34,235
Derivatives with PLC	95,610	—	95,610	—	—	95,610
Other	173	—	173	—	—	173
Total derivatives, not subject to a master netting arrangement or similar arrangement	143,756	—	143,756	—	—	143,756
Total derivatives	676,456	—	676,456	210,744	214,952	250,760
Total Assets	$676,456	$—	$676,456	$210,744	$214,952	$250,760

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$222,116	$—	$222,116	$210,744	$11,215	$157
Total derivatives, subject to a master netting arrangement or similar arrangement	222,116	—	222,116	210,744	11,215	157
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	188,853	—	188,853	—	—	188,853
Funds withheld derivative	91,118	—	91,118	—	—	91,118
Embedded derivative - GLWB	216,157	—	216,157	—	—	216,157
Embedded derivative - FIA	298,721	—	298,721	—	—	298,721
Embedded derivative - IUL	136,660	—	136,660	—	—	136,660
Other	1,644	—	1,644	—	—	1,644
Total derivatives, not subject to a master netting arrangement or similar arrangement	933,153	—	933,153	—	—	933,153
Total derivatives	1,155,269	—	1,155,269	210,744	11,215	933,310
Repurchase agreements(1)	60,000	—	60,000	—	—	60,000
Total Liabilities	$1,215,269	$—	$1,215,269	$210,744	$11,215	$993,310

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	54,221	—	54,221	—	—	54,221
Derivatives with PLC	90,049	—	90,049	—	—	90,049
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	151,478	—	151,478	—	—	151,478
Total derivatives	414,827	—	414,827	70,322	99,199	245,306
Total Assets	$414,827	$—	$414,827	$70,322	$99,199	$245,306

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Funds withheld derivative	95,142	—	95,142	—	—	95,142
Embedded derivative - GLWB	97,528	—	97,528	—	—	97,528
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	533,269	—	533,269	—	—	533,269
Total derivatives	658,788	—	658,788	70,322	47,856	540,610
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,076,878	$—	$1,076,878	$70,322	$47,856	$958,700

(1) Borrowings under repurchase agreements are for a term less than 90 days.
9.    MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2019, the Company’s mortgage loan holdings were approximately $9.1 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2019, assuming the loans are called at their next call dates, approximately $70.3 million of principal would become due for the remainder of 2019, $789.6 million in 2020 through 2024 and $60.0 million in 2025 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2019 and December 31, 2018, approximately $669.5 million and $700.6 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2019 and 2018, the Company recognized $12.0 million and $14.2 million and $5.1 million and $12.4 million, respectively, of participating mortgage loan income.

As of June 30, 2019, $0.8 million of the Company’s invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2019, the Company recognized three troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2019, the Company did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three and six months ended June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

As of June 30, 2019 and December 31, 2018, the Company had an allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively, which is shown in the chart below.

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Beginning balance	$1,296	$—
Charge offs	(350)	—
Recoveries	—	(209)
Provision	1,535	1,505
Ending balance	$2,481	$1,296
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
The carrying value of the delinquent loans is shown in the following chart.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2019	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$8,405	$—	$83	$8,488
Number of delinquent commercial mortgage loans	2	—	1	3

As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5

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
The following table includes the recorded investment, unpaid principal balance, related allowance, average recorded investment, interest income recognized, and cash basis interest income of commercial loan portfolio as of June 30, 2019 and December 31, 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of June 30, 2019
Commercial mortgage loans:
With no related allowance recorded	$83	$83	$—	$83	$—	$—
With an allowance recorded	$9,445	$9,305	$2,481	$3,148	$184	$217
As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$5,684	$5,309	$1,296	$1,895	$267	$293
Mortgage loans that were modified in a troubled debt restructuring as of June 30, 2019 and December 31, 2018 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of June 30, 2019
Troubled debt restructuring:
Commercial mortgage loans	1	$1,114	$759

As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742

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
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2019. PLC had no outstanding balance as of June 30, 2019.
During 2018, the Company issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038.
Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of June 30, 2019, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,803,000	$1,803,000	2039	4.75%
Golden Gate II Captive Insurance Company	329,949	274,336	2052	4.88%
Golden Gate V Vermont Captive Insurance Company(2)(3)	695,000	753,503	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,306	2024	6.19%
Total	$2,829,040	$2,833,145

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
(3) Fixed rate obligations.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2019, the fair value of securities pledged under the repurchase program was $62.6 million, and the repurchase obligation of $60.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 246 basis points). During the six months ended June 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $104.8 million (at an average borrowing rate of 247 basis points) during the six months ended June 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million, and the repurchase obligation of $418.1 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires initial collateral of 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of June 30, 2019, securities with a fair value of $75.1 million were loaned under this program. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2019, the fair value of the collateral related to this program was $66.9 million and the Company has an obligation to return $66.9 million of collateral to the securities borrowers.

The following table provides the amount by asset class of securities of collateral pledged for repurchase agreements and securities that have been loaned as part of securities lending transactions as of June 30, 2019 and December 31, 2018:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2019
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$62,611	$—	$—	$—	$62,611
Total repurchase agreements and repurchase-to-maturity transactions	62,611	—	—	—	62,611
Securities lending transactions
Corporate securities	57,941	—	—	—	57,941
Equity securities	14,642	—	—	—	14,642
Other government related securities	2,488	—	—	—	2,488
Total securities lending transactions	75,071	—	—	—	75,071
Total securities	$137,682	$—	$—	$—	$137,682
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

11.    COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 19 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from 1 year to 10 years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at its discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable. Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. The building is recorded in property and equipment on the consolidated condensed balance sheet.

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
The Company and certain of its insurance subsidiaries, as well as certain other insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.
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

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.

As of June 30, 2019, the Company had outstanding claims receivable from SRUS of $20.5 million, and other exposures associated with reinsurance receivables of approximately $102.3 million and statutory reserve credit of approximately $118.2 million. The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. However, management does not have access to current information about the assets or capital position of SRUS. Additionally, it is unclear how the rehabilitation process will proceed or whether or to what extent the ultimate outcome of the rehabilitation process will be unfavorable to the Company.

The Company considered whether the accrual of a loss contingency under FASB ASC Topic 450, Contingencies, was appropriate with respect to amounts receivable from SRUS for ceded claims and reserves as of June 30, 2019. Due to the lack of sufficient information to support an analysis of SRUS's financial condition as of June 30, 2019 and uncertainty regarding whether and to what extent the ultimate outcome of the rehabilitation process will result in an outcome unfavorable to the Company, management concluded that any possible impairment of its reinsurance receivables balance could not be reasonably estimated.

12.    EMPLOYEE BENEFIT PLANS
Components of the net periodic benefit cost of PLC’s defined benefit pension plan for the three and six months ended June 30, 2019 and 2018, are as follows:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2019		2018		2019		2018
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Service cost — benefits earned during the period	$3,114	$285	$3,441	$387	$6,228	$570	$6,882	$774
Interest cost on projected benefit obligation	2,778	371	2,397	359	5,556	742	4,794	718
Expected return on plan assets	(4,463)	—	(4,026)	—	(8,926)	—	(8,052)	—
Amortization of actuarial loss	—	74	—	265	—	148	—	530
Preliminary net periodic benefit cost	1,429	730	1,812	1,011	2,858	1,460	3,624	2,022
Settlement/curtailment expense	—	—	—	—	—	—	—	—
Total net periodic benefit costs	$1,429	$730	$1,812	$1,011	$2,858	$1,460	$3,624	$2,022
During the six months ended June 30, 2019, PLC did not make a contribution to its defined benefit pension plan. PLC will make contributions in future periods as necessary to at least satisfy minimum funding requirements, to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80% and to avoid certain Pension Benefit Guaranty Corporation (“PBGC”) reporting triggers. PLC may also make additional discretionary contributions in excess of the contribution amounts established by the current funding policy.

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2019 and December 31, 2018.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2017	$23,069	$747	$23,816
Other comprehensive income (loss) before reclassifications	(1,411,674)	(1,884)	(1,413,558)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,699	1,130	16,829
Cumulative effect adjustments	(10,552)	—	(10,552)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,120,367	(4,754)	2,115,613
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	24,316	—	24,316
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(1,864)	486	(1,378)
Cumulative effect adjustments	—	—	—
Balance, June 30, 2019	$738,610	$(4,275)	$734,335

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of December 31, 2018 and June 30, 2019, net unrealized losses reported in AOCI were offset by $613.4 million and $(343.1) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2019 and 2018.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2019	2018	2019	2018
		(Dollars In Thousands)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(336)	$(205)	$(614)	$(318)
	Tax (expense) benefit	70	43	128	67
		$(266)	$(162)	$(486)	$(251)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$1,062	$5,483	$6,199	$8,266
	Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
	Tax (expense) benefit	(76)	(1,150)	(495)	(969)
		$288	$4,328	$1,864	$3,647

(1) See Note 7, Derivative Financial Instruments for additional information
14.    INCOME TAXES
The Company used its respective estimates for its annual 2019 and 2018 incomes in computing its effective income tax rates for the three and six months ended June 30, 2019 and 2018. The effective tax rates for the three and six months ended June 30, 2019 and 2018, were 16.9% and 18.2% and 14.2% and 14.8%, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Balance, beginning of period	$7,134	$11,353
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	—	—
Reductions of tax positions of prior years:
Changes in judgment	—	(4,219)
Settlements during the period	(5,343)	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$1,791	$7,134
Included in the end of period balance above, as of June 30, 2019 and December 31, 2018, there were $1.8 million unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $1.8 million and $7.1 million for the period ending June 30, 2019 and the year ending December 31, 2018, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in the period ending June 30, 2019 and the year ending December 31, 2018 as the parent company maintains responsibility for the interest on unrecognized tax benefits.

In April, 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have not yet been settled but settlement will not materially impact the Company or its effective tax rate. This agreement with the IRS is the primary cause for the reductions of unrecognized tax benefits shown in the chart above.
The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
Statute of limitations for years before 2017 are still open but, in general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.
Due to IRS adjustments to the Company's pre-2014 taxable income, the Company has amended certain of its 2003 through 2013 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
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

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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
There were no significant intersegment transactions during the three and six months ended June 30, 2019 and 2018.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Revenues
Life Marketing	$408,409	$383,484	$833,388	$787,366
Acquisitions	667,031	509,639	1,276,973	888,733
Annuities	164,847	125,699	332,622	211,494
Stable Value Products	67,585	45,748	127,164	99,616
Asset Protection	88,908	88,130	177,649	175,821
Corporate and Other	38,151	16,944	67,486	70,125
Total revenues	$1,434,931	$1,169,644	$2,815,282	$2,233,155
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$381	(6,805)	2,188	$(21,973)
Acquisitions	69,810	59,038	144,722	114,558
Annuities	36,997	45,817	82,202	75,985
Stable Value Products	28,106	19,992	50,345	49,072
Asset Protection	8,459	5,641	17,308	9,940
Corporate and Other	(38,906)	(38,800)	(83,112)	(77,547)
Pre-tax adjusted operating income	104,847	84,883	213,653	150,035
Realized (losses) gains on investments and derivatives	80,876	(23,989)	148,797	(67,205)
Income before income tax	185,723	60,894	362,450	82,830
Income tax expense	(31,309)	(8,626)	(65,938)	(12,287)
Net income	$154,414	$52,268	$296,512	$70,543

Pre-tax adjusted operating income	$104,847	$84,883	$213,653	$150,035
Adjusted operating income tax (expense) benefit	(14,325)	(13,664)	(34,691)	(26,400)
After-tax adjusted operating income	90,522	71,219	178,962	123,635
Realized (losses) gains on investments and derivatives	80,876	(23,989)	148,797	(67,205)
Income tax benefit (expense) on adjustments	(16,984)	5,038	(31,247)	14,113
Net income	$154,414	$52,268	$296,512	$70,543

Realized investment (losses) gains:
Derivative financial instruments	$(55,266)	$17,060	$(128,574)	$63,886
All other investments	99,509	(49,643)	229,037	(137,194)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Less: related amortization(1)	(26,840)	1,763	(31,201)	10,919
Less: VA GLWB economic cost	(10,491)	(10,362)	(20,973)	(20,672)
Realized (losses) gains on investments and derivatives	$80,876	$(23,989)	$148,797	$(67,205)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	Operating Segment Assets As of June 30, 2019
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$15,481,646	$52,753,065	$21,040,280	$5,688,707
DAC and VOBA	1,494,118	914,610	890,214	6,877
Other intangibles	252,704	38,291	172,420	7,056
Goodwill	215,254	23,862	343,247	113,924
Total assets	$17,443,722	$53,729,828	$22,446,161	$5,816,564

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$852,018	$16,104,523	$111,920,239
DAC and VOBA	171,841	—	3,477,660
Other intangibles	117,374	28,549	616,394
Goodwill	129,224	—	825,511
Total assets	$1,270,457	$16,133,072	$116,839,804

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,607,822	$31,859,520	$20,160,279	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,181	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,584,643	$32,374,334	$21,550,008	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$827,416	$12,356,003	$84,918,374
DAC and VOBA	172,149	—	3,026,330
Other intangibles	122,590	31,934	612,854
Goodwill	129,224	—	825,511
Total assets	$1,251,379	$12,387,937	$89,383,069
16.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2019, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

•
Acquisitions - We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

RECENT SIGNIFICANT TRANSACTIONS
Great-West Life & Annuity Insurance Company
On January 23, 2019, we entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”), and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY, and CLAC, the “Sellers”), pursuant to which the Company acquired via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “Individual Life Business”).
On June 3, 2019, the Company and PLAIC completed the Transaction (the “Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the closing of the Transaction, substantially all of the insurance policies relating to the Individual Life Business. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the Closing was $767.1 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to the Company and PLAIC as of the Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the Closing. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers will retain a block of participating policies, which will be administered by PLC.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants.

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
For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A, Risk Factors of this report and Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K.
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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$381	$(6,805)	$2,188	$(21,973)
Acquisitions	69,810	59,038	144,722	114,558
Annuities	36,997	45,817	82,202	75,985
Stable Value Products	28,106	19,992	50,345	49,072
Asset Protection	8,459	5,641	17,308	9,940
Corporate and Other	(38,906)	(38,800)	(83,112)	(77,547)
Pre-tax adjusted operating income	104,847	84,883	213,653	150,035
Realized (losses) gains on investments and derivatives	80,876	(23,989)	148,797	(67,205)
Income before income tax	185,723	60,894	362,450	82,830
Income tax expense	(31,309)	(8,626)	(65,938)	(12,287)
Net income	$154,414	$52,268	$296,512	$70,543

Pre-tax adjusted operating income	$104,847	$84,883	$213,653	$150,035
Adjusted operating income tax (expense) benefit	(14,325)	(13,664)	(34,691)	(26,400)
After-tax adjusted operating income	90,522	71,219	178,962	123,635
Realized (losses) gains on investments and derivatives	80,876	(23,989)	148,797	(67,205)
Income tax benefit (expense) on adjustments	(16,984)	5,038	(31,247)	14,113
Net income	$154,414	$52,268	$296,512	$70,543

Realized investment gains (losses):
Derivative financial instruments	$(55,266)	$17,060	$(128,574)	$63,886
All other investments	99,509	(49,643)	229,037	(137,194)
Net impairment losses recognized in earnings	(698)	(5)	(3,840)	(3,650)
Less: related amortization(1)	(26,840)	1,763	(31,201)	10,919
Less: VA GLWB economic cost	(10,491)	(10,362)	(20,973)	(20,672)
Realized (losses) gains on investments and derivatives	$80,876	$(23,989)	$148,797	$(67,205)

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
 For The Three Months Ended June 30, 2019 as compared to The Three Months Ended June 30, 2018
Net income for the three months ended June 30, 2019 included a $20.0 million, or 23.5%, increase in pre-tax adjusted operating income. The increase consisted of a $10.8 million increase in the Acquisition segment, a $7.2 million increase in the Life Marketing segment, a $8.1 million increase in the Stable Value Products segment, and a $2.8 million increase in the Asset Protection segment. These increases were partially offset by a $8.8 million decrease in the Annuities segment and a $0.1 million decrease in the Corporate and Other segment.
Net realized gains on investments and derivatives for the three months ended June 30, 2019 was $80.9 million as compared to net realized losses of $24.0 million million for the three months ended June 30, 2018.

•
Life Marketing segment pre-tax adjusted operating income was $0.4 million for the three months ended June 30, 2019, representing an increase of $7.2 million from the three months ended June 30, 2018. The increase was primarily due to higher investment income, higher revenue in the segment’s non-insurance operations, and lower DAC and VOBA amortization in the traditional life block, partly offset by higher life claims. Universal life claims were approximately $10.5 million higher while traditional life claims were approximately $5.4 million lower for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018.

•
Acquisitions segment pre-tax adjusted operating income was $69.8 million for the three months ended June 30, 2019, an increase of $10.8 million as compared to the three months ended June 30, 2018, primarily due to addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added three months of pre-tax adjusted operating income in the second quarter of 2019, as compared to only two months in the second quarter of 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

•
Annuities segment pre-tax adjusted operating income was $37.0 million for the three months ended June 30, 2019, as compared to $45.8 million for the three months ended June 30, 2018, a decrease of $8.8 million, or 19.3%. This variance was primarily the result of lower variable annuities (“VA”) fee income and an unfavorable change in single premium immediate annuities ("SPIA") mortality. Segment results were minimally impacted by unlocking for the three months ended June 30, 2019, as compared to $1.6 million of unfavorable unlocking for the three months ended June 30, 2018.

•
Stable Value segment pre-tax adjusted operating income was $28.1 million, an increase of $8.1 million, or 40.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher participating mortgage income and higher average account balances. Participating mortgage income for the three months ended June 30, 2019, was $10.7 million as compared to $5.0 million for the three months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the three months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $8.5 million, representing an increase of $2.8 million, or 50.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Service contract earnings increased $1.5 million primarily due to higher administrative fees and investment income. Earnings from the GAP product line increased $1.4 million due to lower loss ratios. Earnings from the credit insurance product line decreased $0.1 million primarily due to lower volume.

•
The Corporate and Other segment pre-tax adjusted operating loss was $38.9 million for the three months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $38.8 million for the three months ended June 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to decreased invested asset balances, partially offset by decreased operating expenses.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018

Net income for the six months ended June 30, 2019 included a $63.6 million, or 42.4%, increase in pre-tax adjusted operating income. The increase consisted of a $30.2 million increase in the Acquisition segment, a $24.2 million increase in the Life Marketing segment, a $6.2 million increase in the Annuities segment, a $1.3 million increase in the Stable Value Products, and a $7.4 million increase in the Asset Protection segment. These increases were partially offset by a $5.6 million decrease in the Corporate and Other segment.
Net realized gains on investments and derivatives for the six months ended June 30, 2019 was $148.8 million as compared to net realized losses of $67.2 million for the six months ended June 30, 2018.

•
Life Marketing segment pre-tax adjusted operating income was $2.2 million for the six months ended June 30, 2019, representing an increase of $24.2 million from the six months ended June 30, 2018. The increase was primarily due to higher investment income, lower expenses, lower DAC and VOBA amortization and lower claims in the traditional life block, partly offset by higher claims in the universal life block. Universal life claims were approximately $10.7 million higher while traditional life claims were approximately $11.2 million lower for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.

•
Acquisitions segment pre-tax adjusted operating income was $144.7 million for the six months ended June 30, 2019, an increase of $30.2 million as compared to the six months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $46.6 million of pre-tax adjusted operating income for the six months ended June 30, 2019, an increase of $39.5 million as compared to the six months ended June 30, 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

•
Annuities segment pre-tax adjusted operating income was $82.2 million for the six months ended June 30, 2019, as compared to $76.0 million for the six months ended June 30, 2018, an increase of $6.2 million, or 8.2%. This variance was primarily the result of favorable unlocking, increased interest spreads and a favorable change in guaranteed benefit reserves, partially offset by a decline in VA fee income and an unfavorable change in SPIA mortality. Segment results were positively impacted by $7.7 million of favorable unlocking for the six months ended June 30, 2019, as compared to $6.9 million of unfavorable unlocking for the six months ended June 30, 2018.

•
Stable Value segment pre-tax adjusted operating income was $50.3 million, an increase of $1.3 million, or 2.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher average account balances. Participating mortgage income for the six months ended June 30, 2019, was $11.5 million as compared to $11.8 million for the six months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 19 basis points for the six months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

•
Asset Protection segment pre-tax adjusted operating income was $17.3 million, representing an increase of $7.4 million, or 74.1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Service contract earnings increased $2.9 million primarily due to higher administrative fees and higher investment income. Earnings from the GAP product line increased $4.2 million due to lower loss ratios. Earnings from the credit insurance product line increased $0.3 million primarily due to lower losses.

•
The Corporate and Other segment pre-tax adjusted operating loss was $83.1 million for the six months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $77.5 million for the six months ended June 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to decreased invested asset balances, offset by decreased operating expenses.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$492,782	$505,861	$980,887	$993,811
Reinsurance ceded	(220,978)	(266,107)	(429,387)	(486,129)
Net premiums and policy fees	271,804	239,754	551,500	507,682
Net investment income	143,164	139,435	282,318	274,809
Other income	782	995	1,466	1,852
Total operating revenues	415,750	380,184	835,284	784,343
Realized investment gains (losses)	(7,341)	3,300	(1,896)	3,023
Total revenues	408,409	383,484	833,388	787,366
BENEFITS AND EXPENSES
Benefits and settlement expenses	374,928	336,965	744,024	698,116
Amortization of DAC/VOBA	28,527	33,792	60,546	65,446
Other operating expenses	11,914	16,232	28,526	42,754
Operating benefits and settlement expenses	415,369	386,989	833,096	806,316
Amortization related to benefits and settlement expenses	(7,076)	(32)	(6,904)	3,386
Amortization of DAC/VOBA related to realized gains (losses) - investments	407	480	1,755	386
Total benefits and expenses	408,700	387,437	827,947	810,088
INCOME (LOSS) BEFORE INCOME TAX	(291)	(3,953)	5,441	(22,722)
Less: realized gains (losses)	(7,341)	3,300	(1,896)	3,023
Less: amortization related to benefits and settlement expenses	7,076	32	6,904	(3,386)
Less: related amortization of DAC/VOBA	(407)	(480)	(1,755)	(386)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$381	$(6,805)	$2,188	$(21,973)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales By Product(1)
Traditional life	$13,355	$13,558	$27,500	$26,150
Universal life	27,656	31,877	55,753	61,636
	$41,011	$45,435	$83,253	$87,786
Sales By Distribution Channel
Traditional brokerage	$26,869	$37,763	$54,148	$71,573
Institutional	12,136	5,412	25,001	11,722
Direct	2,006	2,260	4,104	4,491
	$41,011	$45,435	$83,253	$87,786
Average Life Insurance In-force(2)
Traditional	$358,374,682	$349,391,858	$357,745,705	$347,257,597
Universal life	287,131,903	276,884,393	286,257,024	274,837,394
	$645,506,585	$626,276,251	$644,002,729	$622,094,991
Average Account Values
Universal life	$7,802,418	$7,740,055	$7,800,099	$7,728,539
Variable universal life	791,619	766,183	763,050	768,878
	$8,594,037	$8,506,238	$8,563,149	$8,497,417

(1)  Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
First year commissions	$38,592	$51,251	$82,664	$98,242
Renewal commissions	9,772	10,687	19,700	20,516
First year ceding allowances	(235)	(94)	(406)	(226)
Renewal ceding allowances	(48,140)	(43,883)	(93,097)	(78,658)
General & administrative	54,167	56,585	109,651	113,811
Taxes, licenses, and fees	9,797	9,304	19,635	19,850
Other operating expenses incurred	63,953	83,850	138,147	173,535
Less: commissions, allowances & expenses capitalized	(52,039)	(67,618)	(109,621)	(130,781)
Other operating expenses	$11,914	$16,232	$28,526	$42,754
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating income was $0.4 million for the three months ended June 30, 2019, representing an increase of $7.2 million from the three months ended June 30, 2018. The increase was primarily due to higher investment income, higher revenue in the segment’s non-insurance operations, and lower DAC and VOBA amortization in the traditional life block, partly offset by higher claims. Universal life claims were approximately $10.5 million higher while traditional life claims were approximately $5.4 million lower for the three months ended June 30, 2019 when compared to three months ended June 30, 2018.
Operating revenues
Total operating revenues for the three months ended June 30, 2019, increased $35.6 million, or 9.4%, as compared to the three months ended June 30, 2018. This increase was driven by higher premiums and policy fees, higher investment income, and higher distribution company revenue for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018.
Net premiums and policy fees
Net premiums and policy fees increased by $32.1 million, or 13.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, due to higher net premiums, mostly in the traditional life block.
Net investment income
Net investment income in the segment increased $3.7 million, or 2.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, driven by higher universal life investment income of $4.0 million, due to growth in reserves in the block.

Other income

Other income remained consistent for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased by $38.0 million, or 11.3%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, driven by an increase in reserves, partly offset by unlocking. For the three months ended June 30, 2019, universal life unlocking increased policy benefits and settlement expenses $2.0 million, as compared to an increase of $4.1 million for the three months ended June 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $5.3 million, or 15.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower amortization in the traditional life block, offset in part by unlocking in the universal life block. For the three months ended June 30, 2019, universal life unlocking increased amortization $1.3 million, as compared to an increase of $0.8 million for the three months ended June 30, 2018.
Other operating expenses
Other operating expenses decreased $4.3 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.

Sales

Sales for the segment decreased $4.4 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower sales in the universal life product line.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating income was was $2.2 million for the six months ended June 30, 2019, representing an increase of $24.2 million from the six months ended June 30, 2018. The increase was primarily due to higher investment income, lower expenses, lower DAC and VOBA amortization and lower claims in the traditional life block, partly offset by higher claims in the universal life block. Universal life claims were approximately $10.7 million higher while traditional life claims were approximately $11.2 million lower for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.
Operating revenues
Total operating revenues for the six months ended June 30, 2019, increased $50.9 million, or 6.5%, as compared to the six months ended June 30, 2018. This increase was driven by higher premiums and policy fees and investment income.
Net premiums and policy fees
Net premiums and policy fees increased by $43.8 million, or 8.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to higher net premiums, mostly in the traditional life block.
Net investment income

Net investment income in the segment increased $7.5 million, or 2.7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, driven by higher universal life investment income of $7.7 million, due to growth in reserves in the block.

Other income

Other income remained consistent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased by $45.9 million, or 6.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, driven by an increase in reserves, partly offset by unlocking. For the six months ended June 30, 2019, universal life unlocking decreased policy benefits and settlement expenses $1.1 million, as compared to an increase of $7.9 million for the six months ended June 30, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $4.9 million, or 7.5%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to lower amortization in the traditional life block and favorable unlocking in the universal life block. For the six months ended June 30, 2019, universal life unlocking decreased amortization $0.2 million, as compared to an increase of $5.0 million for the six months ended June 30, 2018.
Other operating expenses
Other operating expenses decreased $14.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was primarily driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.

Sales

Sales for the segment decreased $4.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower sales in the universal life product line.
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

Impact of reinsurance
Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(220,978)	$(266,107)	$(429,387)	$(486,129)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(174,365)	(214,580)	(342,460)	(447,718)
Amortization of DAC/VOBA	(1,063)	(1,388)	(2,228)	(2,711)
Other operating expenses(1)	(46,743)	(42,374)	(90,161)	(75,850)
Total benefits and expenses	(222,171)	(258,342)	(434,849)	(526,279)

NET IMPACT OF REINSURANCE	$1,193	$(7,765)	$5,462	$40,150

Allowances received	$(48,375)	$(43,977)	$(93,503)	$(78,884)
Less: Amount deferred	1,632	1,603	3,342	3,034
Allowances recognized (ceded other operating expenses)(1)	$(46,743)	$(42,374)	$(90,161)	$(75,850)

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 326% to 342%. The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.
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
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
The lower ceded premium and policy fees for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was caused primarily by lower ceded traditional life premiums of $43.2 million.
Ceded benefits and settlement expenses were lower for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower ceded reserves and ceded claims. Traditional life ceded reserves were $46.1 million lower as compared to the three months ended June 30, 2018, partially offset by higher universal life ceded reserves of $20.6 million. Ceded claims were $14.1 million lower as compared to the three months ended June 30, 2018, primarily due to lower universal life ceded claims of $15.3 million.
Ceded amortization of DAC and VOBA decreased slightly for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Ceded other operating expenses increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to higher ceding allowances on the universal life block. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018

The lower ceded premium and policy fees for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was caused primarily by lower ceded traditional life premiums of $68.4 million, partially offset by higher ceded universal life policy fees of $11.6 million.
Ceded benefits and settlement expenses were lower for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower ceded claims. Universal life and traditional life ceded claims were $20.7 million lower and $55.9 million lower, respectively, as compared to the six months ended June 30, 2018.
Ceded amortization of DAC and VOBA decreased slightly for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Ceded other operating expenses increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due in part to a settlement in the prior year that reduced ceding allowances by approximately $6.2 million. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$333,515	$312,608	$656,887	$589,397
Reinsurance ceded	(69,289)	(78,593)	(130,221)	(156,245)
Net premiums and policy fees	264,226	234,015	526,666	433,152
Net investment income	355,761	278,865	680,272	462,462
Other income	27,912	3,329	31,680	6,918
Total operating revenues	647,899	516,209	1,238,618	902,532
Realized investment gains (losses)	19,132	(6,570)	38,355	(13,799)
Total revenues	667,031	509,639	1,276,973	888,733
BENEFITS AND EXPENSES
Benefits and settlement expenses	508,542	416,214	985,199	722,308
Amortization of VOBA	11,978	2,492	10,508	1,318
Other operating expenses	57,569	38,465	98,189	64,348
Operating benefits and expenses	578,089	457,171	1,093,896	787,974
Amortization related to benefits and settlement expenses	2,280	4,366	4,443	5,530
Amortization of VOBA related to realized gains (losses) - investments	59	862	453	405
Total benefits and expenses	580,428	462,399	1,098,792	793,909
INCOME BEFORE INCOME TAX	86,603	47,240	178,181	94,824
Less: realized gains (losses)	19,132	(6,570)	38,355	(13,799)
Less: amortization related to benefits and settlement expenses	(2,280)	(4,366)	(4,443)	(5,530)
Less: related amortization of VOBA	(59)	(862)	(453)	(405)
PRE-TAX ADJUSTED OPERATING INCOME	$69,810	$59,038	$144,722	$114,558

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$242,688,694	$225,872,573	$233,623,764	$222,001,290
Universal life	50,018,819	29,432,690	40,922,491	27,824,572
	$292,707,513	$255,305,263	$274,546,255	$249,825,862
Average Account Values
Universal life	$12,441,649	$6,159,958	$10,225,765	$5,160,024
Fixed annuity(2)	12,121,489	7,720,552	11,885,792	5,633,029
Variable annuity	1,120,690	1,187,754	1,094,050	1,196,569
	$25,683,828	$15,068,264	$23,205,607	$11,989,622
Interest Spread - Fixed Annuities
Net investment income yield	4.37%	4.04%	4.32%	4.07%
Interest credited to policyholders	3.18%	3.49%	3.36%	3.42%
Interest spread(3)	1.19%	0.55%	0.96%	0.65%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
 For The Three Months Ended June 30, 2019 as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $69.8 million for the three months ended June 30, 2019, an increase of $10.8 million as compared to the three months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added three months of pre-tax adjusted operating income in the second quarter of 2019, as compared to only two months in the second quarter of 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.
Operating revenues
Net premiums and policy fees increased $30.2 million, or 12.9%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transactions more than offsetting the expected runoff of the in-force blocks of business. Liberty net premiums and policy fees increased $27.3 million with the addition of an extra month as compared to the second quarter of 2018. Net investment income increased $76.9 million, or 27.6%, for the three months ended June 30, 2019, primarily due to the addition of one more month of Liberty net investment income and the $33.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $118.0 million, or 25.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $69.8 million, as well as the addition of one more month of Liberty benefits and expenses in 2019. This was partly offset by the expected runoff of the in-force blocks of business.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018

Pre-tax adjusted operating income
Pre-tax adjusted operating income was $144.7 million for the six months ended June 30, 2019, an increase of $30.2 million as compared to the six months ended June 30, 2018, primarily due to the addition of the Liberty reinsurance transaction. The Liberty reinsurance transaction added $46.6 million of pre-tax adjusted operating income for the six months ended June 30, 2019, an increase of $39.5 million as compared to the six months ended June 30, 2018. This was partly offset by the expected runoff of the in-force blocks of business, as well as the unfavorable impact of $3.7 million from the GWL&A transaction.

Operating revenues
Net premiums and policy fees increased $93.5 million, or 21.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $217.8 million, or 47.1%, for the six months ended June 30, 2019, primarily due to the addition of the Liberty reinsurance transaction and the $33.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $304.9 million, or 38.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $69.8 million, as well as the addition of four more months of Liberty business in 2019. This was partly offset by the expected runoff of the in-force blocks of business.

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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(69,289)	$(78,593)	$(130,221)	$(156,245)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(56,782)	(56,589)	(116,251)	(139,620)
Amortization of VOBA	(144)	(174)	(268)	(375)
Other operating expenses	(8,197)	(8,680)	(15,749)	(17,495)
Total benefits and expenses	(65,123)	(65,443)	(132,268)	(157,490)

NET IMPACT OF REINSURANCE(1)	$(4,166)	$(13,150)	$2,047	$1,245

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
The net impact of reinsurance was more favorable by $9.0 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to lower ceded revenues partly offset by lower ceded benefits and expenses. For the three months ended June 30, 2019, ceded revenues decreased by $9.3 million, while ceded benefits and expenses decreased by $0.3 million.

The net impact of reinsurance was more favorable by $0.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to lower ceded revenues partly offset by lower ceded benefits and expenses. For the six months ended June 30, 2019, ceded revenues decreased by $26.0 million, while ceded benefits and expenses decreased by $25.2 million.

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,645	$38,104	$68,075	$76,748
Reinsurance ceded	(17,955)	(19,217)	(35,970)	(38,672)
Net premiums and policy fees	16,690	18,887	32,105	38,076
Net investment income	88,406	82,757	180,150	163,463
Realized investment gains (losses)	(10,491)	(10,362)	(20,973)	(20,672)
Other income	40,040	41,401	78,768	83,446
Total operating revenues	134,645	132,683	270,050	264,313
Realized investment gains (losses)	30,202	(6,984)	62,572	(52,819)
Total revenues	164,847	125,699	332,622	211,494
BENEFITS AND EXPENSES
Benefits and settlement expenses	57,881	46,585	116,562	103,785
Amortization of DAC/VOBA	1,399	2,565	(4,798)	8,932
Other operating expenses	38,368	37,716	76,084	75,611
Operating benefits and expenses	97,648	86,866	187,848	188,328
Amortization related to benefits and settlement expenses	2,577	605	6,361	528
Amortization of DAC/VOBA related to realized gains (losses) - investments	(25,087)	(4,518)	(37,309)	684
Total benefits and expenses	75,138	82,953	156,900	189,540
INCOME BEFORE INCOME TAX	89,709	42,746	175,722	21,954
Less: realized investment gains (losses)	30,202	(6,984)	62,572	(52,819)
Less: amortization related to benefits and settlement expenses	(2,577)	(605)	(6,361)	(528)
Less: related amortization of DAC/VOBA	25,087	4,518	37,309	(684)
PRE-TAX ADJUSTED OPERATING INCOME	$36,997	$45,817	$82,202	$75,985

The following tables summarize key data for the Annuities segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$625,616	$665,135	$958,194	$1,083,777
Variable annuity	64,014	72,133	109,347	161,019
	$689,630	$737,268	$1,067,541	$1,244,796
Average Account Values
Fixed annuity(2)	$9,709,506	$8,867,958	$9,620,734	$8,724,404
Variable annuity	12,190,463	12,887,771	12,076,929	13,020,630
	$21,899,969	$21,755,729	$21,697,663	$21,745,034
Interest Spread - Fixed Annuities(3)
Net investment income yield	3.57%	3.63%	3.67%	3.64%
Interest credited to policyholders	2.54	2.52	2.50	2.51
Interest spread	1.03%	1.11%	1.17%	1.13%

(1) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2) Includes general account balances held within VA products.
(3) Interest spread on average general account values.

	As of
	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$77,051	$152,047
GMDB Reserves	27,117	29,619
GLWB and GMAB Reserves	146,556	43,307
Account value subject to GLWB rider	8,575,733	8,399,300
GLWB Benefit Base	10,096,869	10,265,545
GMAB Benefit Base	—	1,238
S&P 500® Index	2,942	2,507

(1) Guaranteed benefits in excess of contract holder account balance.
 For The Three Months Ended June 30, 2019 as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was was $37.0 million for the three months ended June 30, 2019, as compared to $45.8 million for the three months ended June 30, 2018, a decrease of $8.8 million, or 19.3%. This variance was primarily the result of lower VA fee income and an unfavorable change in SPIA mortality. Segment results were minimally impacted by unlocking for the three months ended June 30, 2019, as compared to $1.6 million of unfavorable unlocking for the three months ended June 30, 2018.
Operating revenues
Segment operating revenues increased $2.0 million, or 1.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to higher investment income related to growth in fixed account value and lower VA fee income related to a decline in variable account value. Average fixed account balances increased 9.5% and average variable account balances decreased 5.4% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $11.3 million, or 24.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily the result of higher credited interest and an unfavorable change in SPIA mortality. Included in benefits and settlement expenses was $1.2 million of unfavorable unlocking for the three months ended June 30, 2019, as compared to $1.0 million of unfavorable unlocking for the three months ended June 30, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $1.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the three months ended June 30, 2019, was $1.2 million favorable as compared to $0.6 million unfavorable for the three months ended June 30, 2018.
Other operating expenses
Other operating expenses increased $0.7 million, or 1.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Higher non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower non-deferred commission expense.
Sales
Total sales decreased $47.6 million, or 6.5%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Sales of variable annuities decreased $8.1 million, or 11.3% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $39.5 million, or 5.9%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a decrease in fixed indexed annuities (“FIA”) sales.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $82.2 million for the six months ended June 30, 2019, as compared to $76.0 million for the six months ended June 30, 2018, an increase of $6.2 million, or 8.2%. This variance was primarily the result of favorable unlocking, increased interest spreads and a favorable change in guaranteed benefit reserves, partially offset by a decline in VA fee income and an unfavorable change in SPIA mortality. Segment results were positively impacted by $7.7 million of favorable unlocking for the six months ended June 30, 2019, as compared to $6.9 million of unfavorable unlocking for the six months ended June 30, 2018.
Operating revenues
Segment operating revenues increased $5.7 million, or 2.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account value and lower VA fee income related to a decline in variable account value. Average fixed account balances increased 10.3% and average variable account balances decreased 7.2% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased $12.8 million, or 12.3%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily the result of higher credited interest and an unfavorable change in SPIA mortality, partially offset by a favorable change in guaranteed benefit reserves. Included in benefits and settlement expenses was $2.5 million of unfavorable unlocking for the six months ended June 30, 2019, as compared to $1.1 million of unfavorable unlocking for the six months ended June 30, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $13.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The favorable change was primarily due to favorable unlocking. DAC and VOBA unlocking for the six months ended June 30, 2019, was $10.2 million favorable as compared to $5.8 million unfavorable for the six months ended June 30, 2018.
Other operating expenses
Other operating expenses increased $0.5 million, or 0.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Higher non-deferred acquisition expense and maintenance and overhead expense were partially offset by lower non-deferred commission expense.
Sales
Total sales decreased $177.3 million, or 14.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Sales of variable annuities decreased $51.7 million, or 32.1% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $125.6 million, or 11.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease in FIA and single premium deferred annuities (“SPDA”) sales.

Reinsurance
The Annuity segment reinsures certain risks associated with the GLWB and GMDB riders which helps us to maintain those risks on an economic basis. These risks are reinsured to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC. The cost of reinsurance to the segment is reflected in the chart shown below.
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(17,955)	$(19,217)	$(35,970)	$(38,672)
Realized gains (losses) - derivatives	10,497	10,919	21,122	21,927
Total operating revenues	(7,458)	(8,298)	(14,848)	(16,745)
Realized gains (losses) - derivatives, net of economic cost	73,365	3,571	110,755	(50,212)
Total revenues	65,907	(4,727)	95,907	(66,957)
BENEFITS AND EXPENSES
Benefits and settlement expenses	8	(177)	743	(347)
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	(393)	(428)	(796)	(864)
Operating benefits and expenses	(385)	(605)	(53)	(1,211)
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	—	—	—	—
Total benefit and expenses	(385)	(605)	(53)	(1,211)
NET IMPACT OF REINSURANCE	$66,292	$(4,122)	$95,960	$(65,746)
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
The net impact of reinsurance was favorable by $66.3 million for the three months ended June 30, 2019, as compared to the unfavorable net impact of $4.1 million for the three months ended June 30, 2018.
The net impact of reinsurance was favorable by $96.0 million for the six months ended June 30, 2019, as compared to the unfavorable net impact of $65.7 million for the six months ended June 30, 2018.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Net investment income	$67,122	$46,078	$124,743	$99,971
Other income	5	—	5	178
Total operating revenues	67,127	46,078	124,748	100,149
Realized investment gains (losses)	458	(330)	2,416	(533)
Total revenues	67,585	45,748	127,164	99,616
BENEFITS AND EXPENSES
Benefits and settlement expenses	37,221	24,576	71,061	48,219
Amortization of DAC	854	722	1,727	1,452
Other operating expenses	946	788	1,615	1,406
Total benefits and expenses	39,021	26,086	74,403	51,077
INCOME BEFORE INCOME TAX	28,564	19,662	52,761	48,539
Less: realized gains (losses)	458	(330)	2,416	(533)
PRE-TAX ADJUSTED OPERATING INCOME	$28,106	$19,992	$50,345	$49,072
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
GIC	$—	$—	$—	$10,000
GFA	700,000	800,000	1,350,000	800,000
	$700,000	$800,000	$1,350,000	$810,000

Average Account Values	$5,778,340	$4,685,710	$5,617,415	$4,698,044
Ending Account Values	$5,816,502	$5,025,930	$5,816,502	$5,025,930

Operating Spread
Net investment income yield	4.65%	3.94%	4.44%	4.27%
Other income yield	—	—	—	0.01
Interest credited	2.58	2.10	2.53	2.06
Operating expenses	0.13	0.13	0.12	0.13
Operating spread	1.94%	1.71%	1.79%	2.09%

Adjusted operating spread(2)	1.20%	1.28%	1.39%	1.58%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $28.1 million, an increase of $8.1 million, or 40.6%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher participating mortgage income and higher average account balances. Participating mortgage income for the three months ended June 30, 2019, was $10.7 million as compared to $5.0 million for the three months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 8 basis points for the three months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $50.3 million, an increase of $1.3 million, or 2.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in pre-tax adjusted operating income primarily resulted from higher average account balances. Participating mortgage income for the six months ended June 30, 2019, was $11.5 million as compared to $11.8 million for the six months ended June 30, 2018. The adjusted operating spread, which excludes participating income, decreased by 19 basis points for the six months ended June 30, 2019, from the prior year, due primarily to an increase in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$75,339	$76,380	$150,874	$153,228
Reinsurance ceded	(28,835)	(27,923)	(57,334)	(56,413)
Net premiums and policy fees	46,504	48,457	93,540	96,815
Net investment income	7,049	6,109	13,851	11,667
Other income	35,355	33,564	70,258	67,339
Total operating revenues	88,908	88,130	177,649	175,821
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,022	28,328	47,621	57,154
Amortization of DAC/VOBA	15,700	16,235	31,328	32,080
Other operating expenses	40,727	37,926	81,392	76,647
Total benefits and expenses	80,449	82,489	160,341	165,881
INCOME BEFORE INCOME TAX	8,459	5,641	17,308	9,940
PRE-TAX ADJUSTED OPERATING INCOME	$8,459	$5,641	$17,308	$9,940
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Sales(1)
Credit insurance	$2,343	$3,243	$4,623	$6,409
Service contracts	104,340	98,671	190,430	186,888
GAP	20,239	17,646	36,965	33,242
	$126,922	$119,560	$232,018	$226,539
Loss Ratios(2)
Credit insurance	20.2%	21.2%	23.2%	25.1%
Service contracts	39.5	38.2	36.6	35.0
GAP	122.3	128.2	125.9	136.4

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums

For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $8.5 million, representing an increase of $2.8 million, or 50.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Service contract earnings increased $1.5 million primarily due to higher administrative fees and investment income. Earnings from the GAP product line increased $1.4 million due to lower loss ratios. Earnings from the credit insurance product line decreased $0.1 million primarily due to lower volume.
Net premiums and policy fees
Net premiums and policy fees decreased $2.0 million, or 4.0%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. GAP premiums decreased $4.2 million due to previously discontinuing the relationship with a significant distribution partner and the related impact on earned premiums. Credit insurance premiums decreased $0.7 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $2.9 million resulting from higher volume.
Other income
Other income increased $1.8 million, or 5.3% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Other income from the service contract and credit insurance product lines increased $2.0 million and $0.1 million, respectively. Other income from the GAP product line decreased $0.3 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $4.3 million, or 15.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. GAP claims decreased $5.7 million due to lower volume as a result of previously discontinuing the relationship with a significant distribution partner and lower loss ratios. Credit insurance claims decreased $0.2 million due to lower volume and lower loss ratios. Service contract claims increased $1.6 million due to higher volume and higher loss ratios.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA decreased $0.5 million and other operating expenses increased $2.8 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Sales

Total segment sales increased $7.4 million, or 6.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Service contract sales increased $5.7 million due to higher volume and GAP sales increased $2.6 million as a result of lower cancels from a discontinued distribution partner. Credit insurance sales decreased $0.9 million due to decreasing demand for the product.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $17.3 million, representing an increase of $7.4 million, or 74.1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Service contract earnings increased $2.9 million primarily due to higher administrative fees and higher investment income. Earnings from the GAP product line increased $4.2 million due to lower loss ratios. Earnings from the credit insurance product line increased $0.3 million primarily due to lower losses.
Net premiums and policy fees
Net premiums and policy fees decreased $3.3 million, or 3.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP premiums decreased $7.9 million due to previously discontinuing the relationship with a significant distribution partner and the related impact to earned premiums. Credit insurance premiums decreased $1.0 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $5.6 million resulting from higher volume.
Other income
Other income increased $2.9 million, or 4.3% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. Other income from the service contract and credit insurance product lines increased $3.4 million and $0.2 million, respectively. Other income from the GAP product line decreased $0.7 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $9.5 million, or 16.7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP claims decreased $12.4 million due to lower volume as a result of discontinuing the relationship with a significant distribution partner and lower loss ratios. Credit insurance claims decreased $0.3 million due to lower volume and lower loss ratios. Service contract claims increased $3.2 million due to higher volume and higher loss ratios.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA decreased $0.8 million and other operating expenses increased $4.7 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Sales

Total segment sales increased $5.5 million, or 2.4%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. GAP sales increased $3.8 million as a result of lower cancels from a discontinued distribution partner. Service contract sales increased $3.5 million due to higher volume. Credit insurance sales decreased $1.8 million due to decreasing demand for the product.

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(28,835)	$(27,923)	$(57,334)	$(56,413)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(20,826)	(19,389)	(39,546)	(37,397)
Amortization of DAC/VOBA	(872)	(655)	(1,665)	(1,433)
Other operating expenses	(999)	(1,057)	(2,138)	(2,372)
Total benefits and expenses	(22,697)	(21,101)	(43,349)	(41,202)
NET IMPACT OF REINSURANCE(1)	$(6,138)	$(6,822)	$(13,985)	$(15,211)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended June 30, 2019, as compared to The Three Months Ended June 30, 2018
Reinsurance premiums ceded increased $0.9 million, or 3.3%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to an increase in ceded service contract and ceded GAP premiums, somewhat offset by a decrease in ceded credit insurance premiums.
Benefits and settlement expenses ceded increased $1.4 million, or 7.4%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, as the result of changes in ceded activity in all product lines. Other operating expenses ceded decreased $0.1 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily as a result of changes in ceded activity in the credit product line.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in our consolidated financial statements.
For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Reinsurance premiums ceded increased $0.9 million, or 1.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to an increase in ceded service contract and ceded GAP premiums somewhat offset by a decrease in ceded credit insurance premiums.
Benefits and settlement expenses ceded increased $2.1 million, or 5.7%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily as the result of ceded activity in the GAP product lines. Other operating expenses ceded decreased $0.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily as a result of ceded activity in the credit product line.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)		(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,816	$2,975	$6,060	$6,157
Reinsurance ceded	(20)	(24)	(136)	(29)
Net premiums and policy fees	2,796	2,951	5,924	6,128
Net investment income	23,692	25,170	45,282	55,460
Other income	78	465	131	695
Total operating revenues	26,566	28,586	51,337	62,283
Realized investment gains (losses)	11,585	(11,642)	16,149	7,842
Total revenues	38,151	16,944	67,486	70,125
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,078	3,253	8,240	8,183
Amortization of DAC/VOBA	—	—	—	—
Other operating expenses	62,394	64,133	126,209	131,647
Total benefits and expenses	65,472	67,386	134,449	139,830
INCOME (LOSS) BEFORE INCOME TAX	(27,321)	(50,442)	(66,963)	(69,705)
Less: realized investment gains (losses)	11,585	(11,642)	16,149	7,842
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(38,906)	$(38,800)	$(83,112)	$(77,547)
For The Three Months Ended June 30, 2019 as compared to The Three Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $38.9 million for the three months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $38.8 million for the three months ended June 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to decreased invested asset balances, partially offset by decreased operating expenses.
Operating revenues
Net investment income for the segment decreased $1.5 million or 5.9% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease was primarily due to a decrease in invested asset balances.
Total benefits and expenses
Total benefits and expenses decreased $1.9 million, or 2.8%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to decreases in interest expense.

For The Six Months Ended June 30, 2019 as compared to The Six Months Ended June 30, 2018
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $83.1 million for the six months ended June 30, 2019, as compared to a pre-tax adjusted operating loss of $77.5 million for the six months ended June 30, 2018. The increased operating loss was primarily due to a decrease in investment income due to decreased invested asset balances, offset by decreased operating expenses.
Operating revenues
Net investment income for the segment decreased $10.2 million or 18.4% for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily due to a decrease in invested asset balances.

Total benefits and expenses
Total benefits and expenses decreased $5.4 million, or 3.8%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to decreases in corporate overhead expenses and interest expense.

CONSOLIDATED INVESTMENTS
As of June 30, 2019, our investment portfolio was approximately $80.5 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $62.0 billion, or 92.4%, of our fixed maturities as “available-for-sale” as of June 30, 2019. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 3.7%, of our fixed maturities and $81.9 million of short-term investments as of June 30, 2019. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.6 billion, or 3.8%, of our fixed maturities as “held-to-maturity” as of June 30, 2019. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	June 30, 2019		December 31, 2018
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2019 - $44,843,252; 2018 - $40,324,531)	$45,751,844	56.9%	$38,180,736	58.1%
Privately issued bonds (amortized cost: 2019 - $20,778,378; 2018 - $16,436,455)	21,227,419	26.4	16,037,885	24.4
Redeemable preferred stocks (amortized cost: 2019 - $99,267; 2018 - $105,639)	96,720	0.1	94,079	0.1
Fixed maturities	67,075,983	83.4%	54,312,700	82.6%
Equity securities (cost: 2019 - $585,845; 2018 - $589,221)	593,083	0.7	557,708	0.8
Mortgage loans	9,053,400	11.3	7,724,733	11.8
Investment real estate	6,777	—	6,816	—
Policy loans	1,709,110	2.1	1,695,886	2.6
Other long-term investments	966,422	1.2	798,342	1.2
Short-term investments	1,057,853	1.3	666,301	1.0
Total investments	$80,462,628	100.0%	$65,762,486	100.0%
Included in the preceding table are $2.5 billion and $2.4 billion of fixed maturities and $81.9 million and $30.9 million of short-term investments classified as trading securities as of June 30, 2019 and December 31, 2018, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of June 30, 2019, our fixed maturity investment holdings were approximately $67.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2019		December 31, 2018
	(Dollars In Thousands)
AAA	$8,241,813	12.3%	$6,811,487	12.5%
AA	7,715,833	11.5	6,196,062	11.4
A	22,501,783	33.5	17,582,219	32.4
BBB	24,276,540	36.2	19,380,611	35.7
Below investment grade	1,763,798	2.7	1,708,847	3.2
Not rated(1)	2,576,216	3.8	2,633,474	4.8
	$67,075,983	100.0%	$54,312,700	100.0%

(1) Our “not rated” securities are $2.6 billion or 3.8% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
Corporate securities	$47,640,713	$37,625,411
Residential mortgage-backed securities	4,800,899	3,844,827
Commercial mortgage-backed securities	2,870,299	2,455,312
Other asset-backed securities	2,009,595	1,551,800
U.S. government-related securities	1,351,637	1,674,299
Other government-related securities	605,378	558,244
States, municipals, and political subdivisions	5,124,526	3,875,254
Redeemable preferred stocks	96,720	94,079
Securities issued by affiliates	2,576,216	2,633,474
Total fixed income portfolio	$67,075,983	$54,312,700

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2019	% Fair Value	As of December 31, 2018	% Fair Value
	(Dollars In Thousands)
Banking	$6,081,103	9.1%	$5,201,916	9.6%
Other finance	988,879	1.5	255,445	0.5
Electric utility	5,462,734	8.1	4,547,998	8.4
Energy	5,040,591	7.5	4,058,561	7.5
Natural gas	1,135,504	1.7	829,685	1.5
Insurance	4,887,929	7.3	3,901,365	7.2
Communications	2,621,503	3.9	2,083,723	3.8
Basic industrial	2,177,384	3.2	1,739,119	3.2
Consumer noncyclical	6,338,607	9.4	5,198,741	9.6
Consumer cyclical	2,466,710	3.7	1,841,391	3.4
Finance companies	228,529	0.3	190,712	0.4
Capital goods	3,445,359	5.1	2,705,035	5.0
Transportation	2,084,036	3.1	1,662,502	3.1
Other industrial	627,018	0.9	382,138	0.7
Brokerage	1,299,694	1.9	990,628	1.8
Technology	2,282,130	3.4	1,891,176	3.5
Real estate	532,611	0.8	206,795	0.4
Other utility	37,112	0.4	32,560	—
Commercial mortgage-backed securities	2,870,299	4.3	2,455,312	4.5
Other asset-backed securities	2,009,595	3.0	1,551,800	2.9
Residential mortgage-backed non-agency securities	3,922,953	5.8	3,008,465	5.5
Residential mortgage-backed agency securities	877,946	1.3	836,362	1.5
U.S. government-related securities	1,351,637	2.0	1,674,299	3.1
Other government-related securities	605,378	0.9	558,244	1.0
State, municipals, and political divisions	5,124,526	7.6	3,875,254	7.1
Securities issued by affiliates	2,576,216	3.8	2,633,474	4.8
Total	$67,075,983	100.0%	$54,312,700	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2019	December 31, 2018
	(Dollars In Thousands)
AAA	$274,147	$301,155
AA	299,220	299,438
A	830,016	798,691
BBB	979,010	872,613
Below investment grade	119,855	144,295
	$2,502,248	$2,416,192

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2019, were approximately $9.7 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$3,809.1	$3,701.6	$3.5	$3.5	$1,691.0	$1,663.6	$627.6	$619.9	$6,131.2	$5,988.6
AA	15.9	15.9	0.2	0.2	551.2	544.4	255.5	251.3	822.8	811.8
A	880.4	864.5	10.7	10.7	569.0	555.7	939.5	938.5	2,399.6	2,369.4
BBB	8.5	8.4	3.0	3.0	59.1	59.1	147.3	146.3	217.9	216.8
Below	29.7	29.5	39.9	39.9	—	—	39.7	40.1	109.3	109.5
	$4,743.6	$4,619.9	$57.3	$57.3	$2,870.3	$2,822.8	$2,009.6	$1,996.1	$9,680.8	$9,496.1

Rating %
AAA	80.3%	80.2%	6.1%	6.1%	58.9%	58.9%	31.2%	31.1%	63.3%	63.0%
AA	0.3	0.3	0.4	0.4	19.2	19.3	12.7	12.6	8.5	8.5
A	18.6	18.7	18.7	18.7	19.8	19.7	46.8	47.0	24.8	25.0
BBB	0.2	0.2	5.2	5.2	2.1	2.1	7.3	7.3	2.3	2.3
Below	0.6	0.6	69.6	69.6	—	—	2.0	2.0	1.1	1.2
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,780.0	$1,746.2	$53.8	$53.8	$1,875.9	$1,847.3	$1,140.4	$1,127.4	$4,850.1	$4,774.7
2016	356.2	350.1	—	—	499.8	494.4	180.2	179.9	1,036.2	1,024.4
2017	839.6	822.8	3.5	3.5	256.0	251.9	477.9	477.9	1,577.0	1,556.1
2018	1,214.5	1,164.3	—	—	146.1	138.6	166.0	166.1	1,526.6	1,469.0
2019	553.3	536.5	—	—	92.5	90.6	45.1	44.8	690.9	671.9
Total	$4,743.6	$4,619.9	$57.3	$57.3	$2,870.3	$2,822.8	$2,009.6	$1,996.1	$9,680.8	$9,496.1

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,891.9	$2,921.8	$—	$—	$1,396.7	$1,425.1	$533.3	$536.3	$4,821.9	$4,883.2
AA	2.9	2.9	0.2	0.2	527.0	545.8	209.8	207.2	739.9	756.1
A	837.9	846.6	19.0	19.0	493.0	499.1	671.1	687.5	2,021.0	2,052.2
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

Rating %
AAA	76.9%	76.9%	—%	—%	56.8%	56.8%	34.4%	34.1%	61.4%	61.3%
AA	0.1	0.1	0.2	0.2	21.5	21.8	13.5	13.2	9.4	9.5
A	22.3	22.3	22.1	22.1	20.1	19.9	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.1	74.1	—	—	2.5	2.5	1.7	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,113.5	$1,120.9	$86.0	$86.0	$1,501.8	$1,530.0	$729.0	$730.7	$3,430.3	$3,467.6
2015	579.1	586.5	—	—	297.7	302.0	64.4	66.2	941.2	954.7
2016	332.8	340.1	—	—	422.1	440.3	227.5	230.0	982.4	1,010.4
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2019, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 9.02 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2019:

Weighted-Average
Non-agency portfolio	Life

Prime	9.14
Alt-A	3.98
Sub-prime	4.21
Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2019, our mortgage loan holdings were approximately $9.1 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of June 30, 2019, assuming the loans are called at their next call dates, approximately $70.3 million of principal would become due for the remainder of 2019, $789.6 million in 2020 through 2024, and $60.0 million in 2025 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2019 and December 31, 2018, approximately $669.5 million and $700.6 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2019 and 2018, we recognized $12.0 million and $14.2 million and $5.1 million and $12.4 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of June 30, 2019	As of December 31, 2018
	(Dollars In Thousands)
Total number of loans	1,852	1,732
Total amortized cost	9,053,400	7,724,733
Total unpaid principal balance	8,918,477	7,602,389
Current allowance for loan losses	(2,481)	(1,296)
Average loan size	4,816	4,389

Weighted-average amortization	20.3 years	22.5 years
Weighted-average coupon	4.50%	4.60%
Weighted-average LTV	53.54%	55.39%
Weighted-average debt coverage ratio	1.55	1.55
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2019 and December 31, 2018, there were allowance for mortgage loan credit losses of $2.5 million and $1.3 million, respectively.
While our mortgage loans do not have quoted market values, as of June 30, 2019, we estimated the fair value of our mortgage loans to be $9.1 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 0.8% more than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75.0% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70.0% of the property’s projected operating expenses and debt service.
As of June 30, 2019, $0.8 million of our invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2019, we recognized three troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2019, we did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the three and six months ended June 30, 2019.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2019, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.4 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2019, and an overall net unrealized loss of $2.6 billion as of December 31, 2018.
For fixed maturity securities held that are in an unrealized loss position as of June 30, 2019, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$769,564	5.2%	$783,879	5.1%	$(14,315)	2.4%
>90 days but <= 180 days	203,239	1.4	206,230	1.4	(2,991)	0.5
>180 days but <= 270 days	305,330	2.1	314,172	2.1	(8,842)	1.4
>270 days but <= 1 year	540,960	3.7	574,276	3.8	(33,316)	5.4
>1 year but <= 2 years	3,621,750	24.9	3,721,057	24.5	(99,307)	16.1
>2 years but <= 3 years	3,674,105	25.3	3,753,995	24.8	(79,890)	13.0
>3 years but <= 4 years	85,124	0.6	101,940	0.7	(16,816)	2.7
>4 years but <= 5 years	5,349,068	36.8	5,709,031	37.6	(359,963)	58.5
>5 years	—	—	—	—	—	—
Total	$14,549,140	100.0%	$15,164,580	100.0%	$(615,440)	100.0%
The range of maturity dates for securities in an unrealized loss position as of June 30, 2019, varies, with 21.1% maturing in less than 5 years, 8.1% maturing between 5 and 10 years, and 70.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2019:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,411,118	50.9%	$7,571,130	49.9%	$(160,012)	26.0%
BBB	6,327,268	43.5	6,657,153	43.9	(329,885)	53.6
Investment grade	13,738,386	94.4%	14,228,283	93.8%	(489,897)	79.6%
BB	470,303	3.3	520,907	3.5	(50,604)	8.2
B	137,292	0.9	168,917	1.1	(31,625)	5.2
CCC or lower	203,159	1.4	246,473	1.6	(43,314)	7.0
Below investment grade	810,754	5.6%	936,297	6.2%	(125,543)	20.4%
Total	$14,549,140	100.0%	$15,164,580	100.0%	$(615,440)	100.0%
As of June 30, 2019, the Barclays Investment Grade Index was priced at 110.4 bps versus a 10 year average of 139.1 bps. Similarly, the Barclays High Yield Index was priced at 406.8 bps versus a 10 year average of 536.4 bps. As of June 30, 2019, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.8%, 2.0%, and 2.5%, as compared to 10 year averages of 1.7%, 2.5%, and 3.3%, respectively.

As of June 30, 2019, 79.6% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of June 30, 2019, we held a total of 1,322 positions that were in an unrealized loss position. Included in that amount were 80 positions of below investment grade securities with a fair value of $810.8 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $125.5 million, $121.2 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.0% of invested assets.
As of June 30, 2019, securities in an unrealized loss position that were rated as below investment grade represented 5.6% of the total fair value and 20.4% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2019:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$46,126	5.7%	$47,908	5.0%	$(1,782)	1.4%
>90 days but <= 180 days	—	—	—	—	—	—
>180 days but <= 270 days	25,409	3.1	26,896	2.9	(1,487)	1.2
>270 days but <= 1 year	8,752	1.1	9,857	1.1	(1,105)	0.9
>1 year but <= 2 years	250,350	30.9	270,578	28.9	(20,228)	16.1
>2 years but <= 3 years	92,550	11.4	96,912	10.4	(4,362)	3.5
>3 years but <= 4 years	34,505	4.3	48,870	5.2	(14,365)	11.4
>4 years but <= 5 years	353,062	43.5	435,276	46.5	(82,214)	65.5
>5 years	—	—	—	—	—	—
Total	$810,754	100.0%	$936,297	100.0%	$(125,543)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2019, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$793,838	5.5%	$805,762	5.3%	$(11,924)	1.9%
Other finance	105,756	0.7	110,812	0.7	(5,056)	0.8
Electric utility	2,431,582	16.7	2,547,214	16.8	(115,632)	18.8
Energy	1,035,328	7.1	1,132,091	7.5	(96,763)	15.7
Natural gas	476,716	3.3	492,604	3.2	(15,888)	2.6
Insurance	1,190,500	8.2	1,244,710	8.2	(54,210)	8.8
Communications	751,285	5.2	796,369	5.3	(45,084)	7.3
Basic industrial	521,029	3.6	549,950	3.6	(28,921)	4.7
Consumer noncyclical	1,829,425	12.6	1,938,784	12.8	(109,359)	17.8
Consumer cyclical	484,732	3.3	510,018	3.4	(25,286)	4.1
Finance companies	38,285	0.3	39,557	0.3	(1,272)	0.2
Capital goods	770,638	5.3	792,905	5.2	(22,267)	3.6
Transportation	465,167	3.2	484,548	3.2	(19,381)	3.1
Other industrial	116,503	0.8	118,263	0.8	(1,760)	0.3
Brokerage	189,725	1.3	195,476	1.3	(5,751)	0.9
Technology	340,887	2.3	356,880	2.4	(15,993)	2.6
Real estate	—	—	—	—	—	—
Other utility	17,551	—	18,196	—	(645)	0.2
Commercial mortgage-backed securities	566,928	3.9	570,745	3.8	(3,817)	0.6
Other asset-backed securities	543,909	3.7	552,435	3.6	(8,526)	1.4
Residential mortgage-backed non-agency securities	474,544	3.3	481,287	3.2	(6,743)	1.1
Residential mortgage-backed agency securities	211,933	1.5	214,072	1.4	(2,139)	0.3
U.S. government-related securities	934,670	6.4	943,674	6.2	(9,004)	1.5
Other government-related securities	99,299	0.7	103,467	0.7	(4,168)	0.7
States, municipals, and political divisions	158,910	1.1	164,761	1.1	(5,851)	1.0
Total	$14,549,140	100.0%	$15,164,580	100.0%	$(615,440)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2019:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$7,967,666	12.9%
AA	7,416,614	12.0
A	21,671,768	35.0
BBB	23,297,531	37.6
Investment grade	60,353,579	97.5
BB	1,107,777	1.8
B	261,501	0.4
CCC or lower	274,662	0.3
Below investment grade	1,643,940	2.5
Total	$61,997,519	100.0%
Not included in the table above are $2.4 billion of investment grade and $119.9 million of below investment grade fixed maturities classified as trading securities and $2.6 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2019. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2019:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$332.5	$—	$332.5
Duke Energy Corp	273.1	—	273.1
Federal Home Loan Bank	268.9	—	268.9
UnitedHealth Group Inc	268.3	—	268.3
Comcast Corp	263.0	—	263.0
Dominion Resources Inc/VA	255.2	—	255.2
Verizon Communications Inc	251.9	—	251.9
Wells Fargo & Co	251.1	—	251.1
Exelon Corp	246.3	—	246.3
HSBC Holdings PLC	244.7	0.1	244.8
Total	$2,655.0	$0.1	$2,655.1
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the six months ended June 30, 2019, we recognized approximately $3.8 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2019. As of June 30, 2019, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,015.8	$1,313.7	$2,329.5
France	380.3	522.3	902.6
Germany	126.8	606.0	732.8
Netherlands	379.9	345.5	725.4
Switzerland	361.3	240.1	601.4
Spain	100.7	387.8	488.5
Belgium	—	193.9	193.9
Ireland	57.9	122.5	180.4
Norway	4.1	159.2	163.3
Finland	150.3	—	150.3
Italy	11.1	133.3	144.4
Sweden	37.7	56.7	94.4
Luxembourg	—	69.3	69.3
Denmark	38.7	—	38.7
Portugal	—	23.3	23.3
Total securities	2,664.6	4,173.6	6,838.2
Derivatives:
Germany	39.7	—	39.7
United Kingdom	16.9	—	16.9
Switzerland	14.7	—	14.7
France	1.1	—	1.1
Total derivatives	72.4	—	72.4
Total securities	$2,737.0	$4,173.6	$6,910.6

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Fixed maturity gains - sales	$6,776	$10,082	$14,646	$18,131
Fixed maturity losses - sales	(5,714)	(4,598)	(8,447)	(9,865)
Equity gains and losses	7,540	(1,030)	38,175	(9,768)
Impairments on fixed maturity securities	(698)	(5)	(3,840)	(3,650)
Modco trading portfolio	89,571	(52,817)	184,473	(137,525)
Other	1,336	(1,280)	190	1,833
Total realized gains (losses) - investments	$98,811	$(49,648)	$225,197	$(140,844)
Derivatives related to VA contracts:
Interest rate futures	$(11,280)	$1,552	$(17,302)	$(15,340)
Equity futures	2,559	(10,864)	32,297	(17,292)
Currency futures	(397)	12,063	1,847	4,480
Equity options	(21,702)	(38,216)	(93,397)	(26,200)
Interest rate swaptions	—	—	—	(14)
Interest rate swaps	117,934	(26,149)	192,795	(89,859)
Total return swaps	(8,545)	(10,055)	(48,572)	(3,565)
Embedded derivative - GLWB	(69,602)	11,191	(102,989)	32,664
Funds withheld derivative	18,771	38,853	80,548	30,897
Total derivatives related to VA contracts	27,738	(21,625)	45,227	(84,229)
Derivatives related to FIA contracts:
Embedded derivative	(24,819)	(4,927)	(63,633)	6,403
Equity futures	431	(167)	2	(328)
Equity options	13,191	7,398	55,241	2,729
Total derivatives related to FIA contracts	(11,197)	2,304	(8,390)	8,804
Derivatives related to IUL contracts:
Embedded derivative	(11,286)	(1,226)	(24,656)	8,658
Equity futures	85	—	256	136
Equity options	2,606	2,086	8,786	836
Total derivatives related to IUL contracts	(8,595)	860	(15,614)	9,630
Embedded derivative - Modco reinsurance treaties	(70,679)	45,183	(155,677)	127,841
Derivatives with PLC(1)	8,922	(9,696)	7,269	1,847
Other derivatives	(1,455)	34	(1,389)	(7)
Total realized gains (losses) - derivatives	$(55,266)	$17,060	$(128,574)	$63,886

(1) These derivatives include the interest support agreement, two early renewable term (“YRT”) premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2019, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.
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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Other MBS	$(38)	$(5)	(81)	(36)
Corporate securities	(660)	—	(3,759)	(3,614)
Other	—	—	—	—
Total	$(698)	$(5)	$(3,840)	$(3,650)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2019, we sold securities in an unrealized loss position with a fair value of $330.9 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$217,328	65.6%	$(2,884)	34.1%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	13,797	4.2	(1,348)	16.0
>270 days but <= 1 year	5,862	1.8	(743)	8.8
>1 year	93,941	28.4	(3,472)	41.1
Total	$330,928	100.0%	$(8,447)	100.0%
For the three and six months ended June 30, 2019, we sold securities in an unrealized loss position with a fair value (proceeds) of $159.6 million and $330.9 million. The losses realized on the sale of these securities were $5.7 million and $8.4 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and six months ended June 30, 2019, we sold securities in an unrealized gain position with a fair value of $484.6 million and $1.1 billion. The gains realized on the sale of these securities were $6.8 million and $14.6 million.
For the three and six months ended June 30, 2019, net gains of $89.6 million and $184.5 million, related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of the $184.5 million for the six months ended June 30, 2019, approximately $4.1 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax losses of $70.7 million and $155.7 million during the three and six months ended June 30, 2019. The losses on the embedded derivative were due to treasury yields decreasing and credit spreads tightening.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2019, we experienced net realized gains of $27.7 million and $45.2 million on derivatives related to VA contracts. These net gains on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, unlocking of assumptions, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and six months ended June 30, 2019.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $18.8 million and $80.5 million for the three and six months ended June 30, 2019.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized gains of $8.2 million and $5.6 million related to the interest support agreement for the three and six months ended June 30, 2019. We recognized $0.6 million and $1.6 million of gains related to the YRT premium support agreements for the three and six months ended June 30, 2019.

We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized $0.1 million of gains for the three months ended June 30, 2019 and an immaterial gain for the six months ended June 30, 2019.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and six months ended June 30, 2019, these contracts generated losses of $1.5 million and $1.4 million.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2019. PLC had no outstanding balance as of June 30, 2019.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2019 to fund mortgage loans in the amount of $1.0 billion.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2019, we held cash and short-term investments of approximately $1.2 billion.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2019	2018
	(Dollars In Thousands)
Net cash used in operating activities	$(86,137)	$(19,909)
Net cash used in investing activities	(1,475,494)	(511,056)
Net cash provided by financing activities	1,585,983	516,342
Total	$24,352	$(14,623)
For The Six Months Ended June 30, 2019 as compared to the Six Months Ended June 30, 2018
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $731.5 million, net of cash acquired, for the GWL&A acquisition for the six months ended June 30, 2019, as compared to cash received of $20.7 million for the Liberty transaction for the six months ended June 30, 2018.
Net cash provided by financing activities - Changes in cash from financing activities included $368.4 million of outflows from secured financing liabilities for the six months ended June 30, 2019, as compared to the $913.2 million of outflows for the six months ended June 30, 2018 and $1.2 billion of inflows of investment product and universal life net activity as compared to $1.4 billion in the prior year. Net repayment of non-recourse funding obligations equaled $55.0 million during the six months ended June 30, 2019 as compared to net repayments of $39.0 million during the six months ended June 30, 2018. The Company received a capital contribution from its parent of $850.0 million during the six months ended June 30, 2019.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2019, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2019, the fair value of securities pledged under the repurchase program was $62.6 million and the repurchase obligation of $60.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 246 basis points). During the six months ended June 30, 2019, the maximum balance outstanding at any one point in time related to these programs was $540.0 million. The average daily balance was $104.8 million (at an average borrowing rate of 247 basis points) during the six months ended June 30, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis. As of June 30, 2019, securities with a market value of $75.1 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in short-term investments with a corresponding liability recorded in other liabilities to account for its obligation to return the collateral. As of June 30, 2019, the fair value of the collateral related to this program was $66.9 million and we have an obligation to return $66.9 million of collateral to the securities borrowers.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2019, we ceded premiums to third party reinsurers amounting to $337.1 million and $653.0 million. In addition, we had receivables from reinsurers amounting to $4.3 billion as of June 30, 2019. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.
As of June 30, 2019, we had outstanding claims receivable from SRUS of $20.5 million, and other exposures associated with GAAP reinsurance receivables of approximately $102.3 million, and statutory reserve credit of approximately $118.2 million. We continue to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. We have considered the possible impact of an adverse outcome of the rehabilitation process and believes an adverse outcome would not have a material adverse impact on our operations, liquidity or financial condition.

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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of June 30, 2019, we had policy liabilities and accruals of approximately $54.3 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
As of June 30, 2019, we carried a $1.8 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,630,252	$351,928	$681,876	$525,621	$3,070,827
Subordinated debt (2)	183,544	3,905	7,810	7,810	164,019
Stable value products(3)	6,193,283	1,010,806	3,421,023	1,627,124	134,330
Leases(4)	23,971	5,959	8,917	6,093	3,002
Mortgage loan and investment commitments	1,108,098	892,644	215,454	—	—
Secured financing liabilities(5)	126,862	126,862	—	—	—
Policyholder obligations(6)	68,433,001	3,274,328	8,184,945	6,842,155	50,131,573
Total	$80,699,011	$5,666,432	$12,520,025	$9,008,803	$53,503,751

(1) Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.2 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by a nonconsolidated variable interest entity. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.

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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2019, we had outstanding mortgage loan commitments of $1.0 billion at an average rate of 5.13%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2019 and December 31, 2018:
Credited Rate Summary
As of June 30, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$142	$329	$1,562	$2,033
>2% - 3%	4,120	969	1,813	6,902
>3% - 4%	9,221	572	523	10,316
>4% - 5%	2,480	439	1	2,920
>5% - 6%	330	—	—	330
Subtotal	16,293	2,309	3,899	22,501
Fixed Annuities
1%	$198	$604	$2,142	$2,944
>1% - 2%	328	155	1,697	2,180
>2% - 3%	1,608	110	2	1,720
>3% - 4%	292	4	—	296
>4% - 5%	257	—	—	257
>5% - 6%	2	—	—	2
Subtotal	2,685	873	3,841	7,399
Total	$18,978	$3,182	$7,740	$29,900

Percentage of Total	63%	11%	26%	100%

Credited Rate Summary
As of December 31, 2018

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%
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
The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The fair value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.

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

As described in Note 3, Significant Transactions, we acquired substantially all of the individual life insurance and annuity business of Great-West Life & Annuity Insurance Company and certain of its affiliates (“GWL&A”) effective June 1, 2019. Pursuant to the SEC’s guidance that an assessment of recently acquired business may be omitted from the scope of an assessment of internal controls over financial reporting for one year from the date of acquisition, our evaluation of the effectiveness of the Company’s disclosure controls and procedures for the quarter ended June 30, 2019 has excluded those internal controls over financial reporting at Great-West Life & Annuity Insurance Company (“GWL&A”) that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems. The acquired GWL&A business not integrated into our existing systems and controls represents approximately $11.4 billion of consolidated assets, approximately $32.3 million of consolidated revenue, approximately $55.7 million of consolidated benefits and expenses, and approximately $21.3 billion of liabilities on the related consolidated financial statements.

(b)    Changes in internal control over financial reporting
During the second quarter of 2018, the Company began the conversion and integration of administrative processing into its internal controls over financial reporting for the Liberty block of business acquired on May 1, 2018. See Note 3, Significant Transactions, for additional information regarding the transaction with Liberty Mutual and Lincoln Life. The conversion to the Company’s operating environment was still in process, but not yet completed, as of June 30, 2019. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the Liberty insurance and annuities administrative systems that have not yet been integrated into the Company’s operating environment.
Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II
Item 1.    Legal Proceedings
To the knowledge and in the opinion of management, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 11, Commitments and Contingencies, of the notes to the consolidated financial statements, included herein.

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

Proposed changes to the NAIC’s risk-based capital formula that are currently under consideration would update the factors used to calculate required capital for bonds and life insurance risk. While the extent and timing of these proposed changes are unknown, if adopted, they would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

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

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or similar databases (a “Death Database”), investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations, and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to such audits could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company and other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices, or related audits and examinations. Any resulting liabilities, payments or costs could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

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
Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 5, 2019, the SEC adopted a comprehensive package of rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Regulation Best Interest (“Regulation BI”), a new rule establishing a “best interest” standard of conduct for broker-dealers and their natural associated persons when making recommendations to retail customers of any securities transaction or investment strategy involving securities or regarding the opening of an account. Specifically, Regulation BI requires a broker-dealer (or associated person) to act in the retail customer’s best interest and not place its (or his or her) own interests ahead of the retail customer’s interests. In addition to Regulation BI, the SEC also adopted a new rule and amended existing rules to require broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors (“Form CRS Rules”). The Form CRS Rules are intended to assist retail investors with their initial selection of, and ongoing decision to maintain an existing relationship with, a financial professional or firm by summarizing in one place certain specified information about the broker-dealer or investment adviser. The rulemaking package also includes two interpretations: (i) the investment adviser interpretation, which clarifies certain aspects of the standard of conduct applicable to registered investment advisers under section 206 of the Investment Advisers Act of 1940 (“Advisers Act”), and (ii) the “solely incidental” interpretation, which clarifies the broker-dealer exclusion from the definition of “investment adviser” under section 202 of the Advisers Act.

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
2.1*±
Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, incorporated by reference to Exhibit 2.1 to Protective Life Insurance Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-31901).

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
101
Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2019, filed on August 14, 2019 formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference.
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 14, 2019	By:	/s/ PAUL R. WELLS
Paul R. Wells
Senior Vice President, Chief Accounting Officer,
and Controller