Form 10-K
period 2019-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2020-03-25
CIK 310826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2019:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 2, 2020:  5,000,000
Documents Incorporated by Reference: None

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2019

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
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity (the “Merger”). As a result of the Merger, PLC is a direct, wholly owned subsidiary of Dai-ichi Life. Prior to February 1, 2015, and for the periods reported as “predecessor”, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, PLC remained as an SEC registrant within the United States until January 23, 2020, when it suspended its reporting obligations with the SEC under the Securities Exchange Act of 1934. Subsequent to the Merger date, the Company has continued to be an SEC registrant for financial reporting purposes in the United States.
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional reporting segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above. This segment also includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries. The Company periodically evaluates its operating segments and makes adjustments to our segment reporting as needed.
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

The following table presents the Life Marketing segment’s sales as defined above:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2019	$164
2018	168
2017	172
2016	170
For the period of February 1, 2015 to December 31, 2015	144

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$12
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
The Lincoln National Life Insurance Company

On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed its previously announced acquisition (the “Liberty Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Liberty Individual Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Liberty Closing and pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Liberty Master Transaction Agreement”) the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary of the Company, entered into reinsurance agreements (the “Liberty Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Life Business.

Pursuant to the Liberty Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Liberty Individual Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price.

All policies issued in states other than New York were ceded to the Company under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the date of the Liberty Closing were approximately $13.2 billion, which amount was based on initial estimates. The final reserve amount determined on a GAAP basis and, as adjusted during the measurement period, was $13.7 billion. Pursuant to the terms of the Liberty

Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Liberty Individual Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.

Great-West Life & Annuity Insurance Company

On January 23, 2019, the Company entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”), and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY, and CLAC, the “Sellers”), pursuant to which the Company acquired via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “GW Individual Life Business”).

On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies relating to the GW Individual Life Business. The aggregate ceding commission for the reinsurance of the GW Individual Life Business paid at the GWL&A Closing was $765.7 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to the Company and PLAIC as of the GWL&A Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the GWL&A Closing. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by PLC.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the GW Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants.
 Annuities
The Annuities segment markets fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are “market-value adjusted” upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company's fixed annuities also include single premium deferred annuities, single premium immediate annuities, and indexed annuities. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed annuity and VA sales:

Successor Company
For The Year Ended December 31,	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
2019	$1,848	$211	$2,059
2018	2,140	298	2,438
2017	1,131	426	1,557
2016	727	593	1,320
For the period of February 1, 2015 to December 31, 2015	566	1,096	1,662

Predecessor Company
	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$28	$59	$87
 Stable Value Products
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees holding municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”) and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors. Most of the Company’s outstanding GICs and funding agreements have maturities of one to twelve years.
The following table presents Stable Value Products sales:

Successor Company
For The Year Ended December 31,	GICs	Funding Agreements	Total
	(Dollars In Millions)
2019	$8	$1,350	$1,358
2018	89	1,250	1,339
2017	116	1,650	1,766
2016	190	1,667	1,857
For the period of February 1, 2015 to December 31, 2015	115	699	814

Predecessor Company
	GICs	Funding Agreements	Total
	(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$—	$—	$—

Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment’s products are primarily marketed through a national network of approximately 7,800 automobile and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.
The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

Successor Company
For The Year Ended December 31,	Sales
(Dollars In Millions)
2019	$481
2018	449
2017	504
2016	467
For the period of February 1, 2015 to December 31, 2015	451

Predecessor Company
Sales
(Dollars In Millions)
For the period of January 1, 2015 to January 31, 2015	$35
In 2019, all of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 82% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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
Investments
As of December 31, 2019 (Successor Company), the Company’s investment portfolio was approximately $84.3 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. On February 1, 2015, immediately before the Merger, the fair value of the Company’s investment portfolio was significantly above the carrying value primarily due to low market interest rates. As a result of purchase accounting applied as of February 1, 2015, the carrying value of the Company’s investment portfolio was adjusted to fair value which resulted in a drop in the overall yield of the Company’s investment portfolio for the successor period. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 5, Investment Operations, and Note 7, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the investment results from operations of the Company:

Successor Company
	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Realized Investment Gains (Losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2019	$85,173,960	$2,818,830	3.5%	$211,539
For The Year Ended December 31, 2018	66,546,973	2,338,902	3.7%	(144,179)
For The Year Ended December 31, 2017	54,983,606	1,923,056	3.6%	(15,954)
For The Year Ended December 31, 2016	51,140,568	1,823,463	3.6%	140,420
February 1, 2015 to December 31, 2015	45,716,700	1,532,796	3.3%	(108,499)

Predecessor Company
For The Period of	Net Investment Income	Realized Investment Gains (Losses)
(Dollars In Thousands)
January 1, 2015 to January 31, 2015	$164,605	$103,184
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2019 (Successor Company), the Company’s mortgage loan holdings were approximately $9.4 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loan portfolio was underwritten and funded by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Mortgage Loans to the consolidated financial statements included herein.
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

The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company’s acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company and its insurance subsidiaries, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the Company’s securities or products. A downgrade or other negative action by a rating organization with respect to our credit rating could limit the Company’s access to capital markets or increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral. The rating organizations may take various actions, positive or negative, with respect to the Company’s debt ratings, including as a result of the Company’s status as a subsidiary of Dai-ichi Life.
Life Insurance In-Force
The following table presents life insurance sales by face amount and life insurance in-force:

	Successor Company					Predecessor Company
	For The Year Ended December 31,				February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	2019	2018	2017	2016
		(Dollars In Thousands)				(Dollars In Thousands)
New Business Written
Life Marketing	$43,923,917	$59,716,949	$52,154,590	$48,654,140	$37,677,352	$3,425,214
Asset Protection	302,562	373,765	483,299	646,225	641,794	58,345
Total	$44,226,479	$60,090,714	$52,637,889	$49,300,365	$38,319,146	$3,483,559

	Successor Company
	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars In Thousands)
Business Acquired Acquisitions	$83,015,437	$31,127,401	$—	$83,285,951	$—
Insurance In-Force at End of Year (1)
Life Marketing	$655,449,865	$641,004,417	$613,752,209	$590,021,218	$565,858,830
Acquisitions	322,336,035	259,168,414	246,499,115	263,771,251	199,482,477
Asset Protection	984,472	1,220,801	1,466,334	1,721,641	1,910,691
Total	$978,770,372	$901,393,632	$861,717,658	$855,514,110	$767,251,998
(1)Reinsurance assumed has been included, reinsurance ceded (Successor 2019 - $271,600,818; 2018 - $302,149,614; 2017 - $328,377,398; 2016 - $348,994,650; 2015 - $368,142,294) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Successor Company
As of December 31,	Ratio of Voluntary Termination
2019	5.0%
2018	5.1
2017	4.5
2016	4.9
2015	4.2
Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Successor Company
As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
(Dollars In Thousands)
2019	$5,443,752	$14,289,907	$12,730,090
2018	5,234,731	13,720,081	12,288,919
2017	4,698,371	10,921,190	13,956,071
2016	3,501,636	10,642,115	13,244,252
2015	2,131,822	10,719,862	12,829,188
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

The policy liabilities and accruals carried in the Company’s financial statements presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities for traditional life, immediate annuity, and health contracts, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes. The GAAP policy liabilities also include lapse assumptions in the calculation and use the net level premium method on all business which generally differs from policy liabilities calculated for statutory financial statements. Policy liabilities for universal life policies, deferred annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial statements at the account value of the policy or contract plus accrued interest. Additional liabilities are held as appropriate for excess benefits above the account value.
Federal Taxes
In general, existing law exempts policyholders from current taxation on an increase in the value of their life insurance and annuity products during these products’ accumulation phase. This favorable tax treatment gives certain of the Company’s products a competitive advantage over investment products. If tax laws are revised such that there is an elimination or scale-back of this favorable tax treatment, or competing investment products are granted similar tax treatment, then the relative attractiveness of the Company’s products may be reduced or eliminated.

On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Tax Reform Act increased the Company’s taxable income, as a result of changes regarding policy acquisition costs and policyholder benefit reserves. While overall the Tax Reform Act will cause the Company to report higher amounts of taxable income, the Company expects to pay less future income tax due to the lower tax rate.

In addition, life insurance products are often used to fund estate tax obligations. Recent and possibly future changes to estate tax law may affect the demand for life insurance products.

The Company’s insurance subsidiaries are generally taxed in the same manner as are other companies in the industry. Certain tax law restrictions prevent the immediate inclusion of recently-acquired life insurance companies in the Company’s consolidated income tax return. Additionally, these restrictions limit the amount of life insurance income that can be offset by non-life insurance losses. Overall, these restrictions may cause the Company’s effective tax rate to increase.

The Company’s decreased reliance on reinsurance for newly written traditional life products resulted in a reduction in the taxes which the Company currently pays, offset by an increase in its deferred taxes. The Company allocates the benefits of reduced current taxes to the Life Marketing and Acquisition segments. The profitability and competitive position of certain of the Company’s products are dependent on the continuation of certain tax benefits which are provided by current tax law and the Company’s ability to generate future taxable income.
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

The states in which the Company’s insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries’ ability to pay dividends to the Company. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by the insurance commissioner of the state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2020 is approximately, in the aggregate, $138.4 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company’s insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to a wide variety of state regulations relating to sales practices. The NAIC has finalized revisions to the Suitability in Annuity Transactions Model Regulation which is intended to impose a higher standard of care on insurers who sell annuities. Additionally, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. Also, the NAIC recently implemented changes to the statutory reserving, capital and accounting framework for variable annuities that went into effect as of January 1, 2020. These new and proposed requirements and standards, which vary widely in scope, applicability, and timing of implementation, include requiring insurers, investment advisers, broker-dealers, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice and sales recommendations must be in the customer’s best interest. There remains significant uncertainty surrounding these new and proposed requirements and standards, and the impact they may have on our current distributors and sales of our life insurance policies and annuity contracts.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. In June 2019, the SEC adopted Regulation Best Interest relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, under the new regulations, a broker-dealer is required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest also reaffirmed and, in some cases, clarified views of the fiduciary duty that investment advisers owe to their clients. Regulation Best Interest also requires broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, and provides a restriction on the use of the terms “adviser” and “advisor” by broker-dealers. The new requirements are effective June 30, 2020.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. Also, the U.S. Department of Labor (“DOL”) is working to promulgate new rules around its own fiduciary standard. The DOL has indicated that they are working closely with the SEC to ensure the DOL’s new fiduciary standard tracks as closely as possible with the SEC’s Regulation Best Interest. A notice of proposed rulemaking is expected to be released in early 2020.

There remains significant uncertainty surrounding the final form that these regulations may take and the impact they may have on our current distributors and sales of our life insurance policies and annuity contracts. In addition, the Company continues to incur expenses in connection with initial and ongoing compliance obligations with respect to these regulations and in the aggregate these expenses may be significant.

The federal securities laws to which certain of our life insurance policies and annuity contracts are subject contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of insurance companies, broker-dealers and investment advisers, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons.

The Company is also subject to various federal laws and regulations intended to promote financial transparency and to identify and prevent money laundering and other financial crimes. Under these laws and regulations, the Company is required to maintain certain internal compliance practices, procedures, and controls for verifying the identity of its customers, monitoring for and reporting suspicious transactions, and responding to requests for information from regulatory authorities and law enforcement agencies.

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

Cyber Security and Privacy Regulations

In response to the growing threat of cyber attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations that, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “NAIC Model Law”), which is intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The NAIC Model Law is not an NAIC accreditation standard. As of December 2019, eight states (Alabama, Connecticut, Delaware, Michigan, Mississippi, New Hampshire, Ohio, and South Carolina) have adopted cybersecurity regulations that are based, at least in part, on the NAIC Model Law, and other states are considering adopting regulations based on the NAIC Model Law. Additionally, the New York Department of Financial Services (“DFS”) issued regulations governing cybersecurity requirements for financial services companies, which became effective in March 2017. The DFS regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cybersecurity programs to address such risks, as well as file annually with DFS a program compliance certification pertaining to their compliance with DFS cybersecurity requirements. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt data security laws or regulations.

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

In addition to laws and regulations relating to cyber security, states have proposed or adopted broad privacy laws and regulations that apply to all types of businesses. In June 2018, California adopted the California Consumer Right to Privacy Act, which grants new data protections and privacy rights to California consumers. As part of the Company’s customer privacy programs, the Company has included processes to respond to requests from consumers with respect to their rights under privacy laws and regulations such as the California Consumer Right to Privacy Act. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt additional customer privacy laws or regulations.

Other Regulation

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. The Company’s sole shareowner, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company and its consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Employees
As of December 31, 2019, PLC and the Company had approximately 3,096 employees, of which 3,061 were full-time and 32 were part-time employees. Included in the total were approximately 1,629 employees in Birmingham, Alabama, of which 1,612 were full-time and 14 were part-time employees. None of the Company’s employees are represented by a union and the Company is not a party to any collective bargaining agreements. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2019 was approximately $19.5 million. In addition, substantially all of the employees may participate in a defined benefit pension plan and 401(k) plan offered by PLC. PLC matches employee contributions to its 401(k) plan. See Note 17, Employee Benefit Plans to our consolidated financial statements for additional information.
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
The Company has not adopted its own code of ethics. However, PLC has adopted a Code of Business Conduct, which applies to all directors, officers and employees of PLC and all of its subsidiaries and affiliates, including the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company. The Code of Business Conduct is available on PLC’s website at http://investor.protective.com/corporate-governance/code-of-conduct.
Item 1A.   Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties which are discussed more fully below.
General Risk Factors

The Company is exposed to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made and such measures may not adequately predict the impact on the Company from such events. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic (e.g. the novel coronavirus COVID-19), malicious act, cyber attack, terrorist act, or the effects of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the Company’s business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

In addition, the outbreak of the novel coronavirus (COVID-19) is causing worldwide concern and economic disruption. The Centers for Disease Control and Prevention has advised that COVID-19 has and may continue to spread significantly in the United States. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary, and the impact on our customers, workforce, and vendors, all of which are uncertain and cannot be predicted. The continued spread of COVID-19 could have material adverse effects on the Company’s business, financial condition, and results of operations, including those described above, and potentially including impairments to our assets.

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

Additionally, cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability, and material claims and penalties that we cannot currently predict or anticipate. As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance our protective measures and computer systems, and to investigate and remediate any information security vulnerabilities. If the Company experiences cyber attacks or other data security events or other technological failures or lapses, including unauthorized access to, loss of, or acquisition of information collected or maintained by the Company or its business partners or vendors, the Company may be subject to regulatory inquiries or proceedings, litigation or reputational damage, or be required to pay claims, fines, or penalties. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers about the incident, and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. While the Company has experienced cyber-events and other data security events in the past, and to date the Company has not suffered any material harm or loss relating to such attacks, events, failures or lapses at the Company or third parties, there can be no assurance that the Company will not suffer such harm or losses in the future.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates.

In the conduct of business, the Company makes certain assumptions and utilizes certain internal models regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions and models are used to estimate the amounts of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”), policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions and models are also used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s financial statements. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition may be adversely affected.

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

Additionally, the calculations the Company uses to estimate various components of its balance sheet and statement of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and relies, in certain instances, on third parties to make or assist in making such calculations. From time to time it develops and implements more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates. The systems and procedures that the Company develops and the Company’s reliance upon third parties could result in errors in the calculations that impact our financial statements or affect our financial condition.

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

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

The collection and maintenance of personal data from our consumers, including personally identifiable non-public financial and health information, subjects us to regulation under various federal and state privacy laws. These laws require that we institute certain policies and procedures in our business to safeguard personal data from our consumers from improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In March 2017, New York’s cybersecurity regulation for financial services institutions, including banking and insurance entities, became effective, and on October 24, 2017, the NAIC adopted the Insurance Data Security Model Law, and states are adopting versions of the model, establishing new standards for data security and for the investigation of and notification of insurance commissioners of cybersecurity events. Other states have proposed or adopted broad privacy legislation that applies to all types of businesses, including California, which passed the California Consumer Right to Privacy Act in June 2018, granting new data protections and rights to California consumers. In October 2019, the NAIC established a new working group to review state insurance privacy protections regarding the collection, use, and disclosure of information gathered in connection with insurance transactions. Complying with these and other existing, emerging and changing privacy requirements could cause us to incur substantial costs or require us to change our business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

Many of the associates who conduct our business have access to, and routinely process, personal information of consumers through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of consumer information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to regulatory, civil or criminal investigations and penalties.

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

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company, its affiliates, or other parties to the transaction may be unable to obtain in a timely manner regulatory approvals required to complete an acquisition transaction. If the Company identifies and completes suitable acquisitions, it may not be able to successfully integrate the business in a timely or cost-effective manner, or retain key personnel and business relationships necessary to achieve anticipated financial results. In addition, a number of risks may arise in connection with businesses or blocks of insurance business that the Company acquires or reinsures, including unforeseen liabilities or asset impairments; rating agency reactions; and regulatory requirements that could impact our operations or capital requirements. Additionally, in connection with its acquisition transactions that involve reinsurance, the Company assumes, or otherwise becomes responsible for, the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company may experience competition in its Acquisitions segment.

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

Assets allocated to the Closed Block inure solely to the benefit of the Closed Block’s policyholders as dividend payments and will not revert to the benefit of the Company. However, if the Closed Block has insufficient funds to make guaranteed policy benefit payments after elimination of dividend payments, such payments must be made from assets outside the Closed Block. Adverse financial or investment performance of the Closed Block, or adverse mortality or lapse experience on policies in the Closed Block, may require MONY to pay policyholder benefits using assets outside the Closed Block, which events could have a material adverse impact on the Company’s financial condition or results of operations and negatively affect the Company’s risk-based capital ratios. In addition, regulatory actions could require payment of dividends to policyholders in a larger amount than is anticipated by the Company, which could have a material adverse impact on the Company.

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

Events that damage PLC’s reputation or our reputation or the reputation of our industry could adversely impact our business, results of operations, or financial condition.

There are events which could harm PLC’s reputation or our reputation, including, but not limited to, regulatory investigations, adverse media commentary, legal proceedings, and cyber or other information security events. Depending on the severity of damage to PLC’s reputation or our reputation, our sales of new business, and/or retention of existing business could be negatively impacted, and our ability to compete for acquisition transactions or engage in financial transactions may be diminished, all of which could adversely affect our results of operations or financial condition.

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

The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company’s products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for infringement of copyright and trademarks, violation of trade secrets, or breach of license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company’s business, results of operations, and financial condition

The Company may be required to establish a valuation allowance against its deferred tax assets, which could have a material adverse effect on the Company’s results of operations, financial condition, and capital position.

Deferred tax assets are attributable to certain differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets represent future savings of taxes which would otherwise be paid in cash. The realization of deferred tax assets is dependent upon the future generation of an amount of taxable income sufficient enough to ensure that the future tax deductions underlying such assets will result in a tax benefit. Realization may also be limited for other reasons, including but not limited to changes in tax rules or regulations. If it is determined that a certain deferred tax asset cannot be realized, then a deferred tax valuation allowance is established, with a corresponding charge to either adjusted operating income or other comprehensive income (depending on the nature of the deferred tax asset).

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company has recognized valuation allowances of $9.6 million and $9.1 million as of December 31, 2019 and December 31, 2018, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. If future events differ from the Company’s current forecasts, an additional valuation allowance will be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

Risks Related to the Financial Environment

Interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business.

Significant changes in interest rates expose the Company to the risk of not earning anticipated interest on assets supporting products, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates as well as sustained periods of low interest rates could negatively affect the Company’s interest earnings and spread income.

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

The Company’s expectations for future interest earnings and spreads are important components in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Lower interest earnings or spreads may also result in increases to certain policyholder benefit reserves held for some of the Company’s universal life products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the fair value of fixed-income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly-rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity (including accumulated other comprehensive income (loss) (“AOCI”)), and statutory risk-based capital ratios.

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

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability domestically or abroad, could have an adverse impact in several ways on either the Company’s financial condition or results from operations. The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in fair values which could be heightened by volatility or disruption. The factors affecting the financial and credit markets could lead to credit losses in the Company’s investment portfolio.

The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties that the Company has financed. The value of the Company’s investment portfolio, including its portfolio of government debt obligations, debt obligations of those entities with an express or implied governmental guarantee, and debt obligations of other issuers holding a large amount of such obligations, depends in part on the ability of the issuers or guarantors of such debt to maintain their credit ratings and meet their contractual obligations. Factors that may affect the overall default rate on, and fair value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers, and guarantors.

Significant continued financial and credit market volatility, changes in interest rates and credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions and conditions affecting certain sectors of the economy, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition, or cash flows through realized losses, changes in the allowance for expected credit losses, changes in unrealized loss positions, and increased demands on capital, including obligations to post additional capital and collateral. In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company’s results of operations or financial condition.

Climate change may adversely affect our investment portfolio.

Climate change regulation and market forces reacting to climate change may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation or market impact.

The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, securities we have issued, real estate lending, and other activities we conduct, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

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

The Company’s statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on its fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for some fixed MVA annuities, the Company is required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. Credit spreads are not consistently fully reflected in crediting rates based on U.S. Treasuries, and the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This situation would result in the need to devote significant additional capital to support fixed MVA annuity products.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of the Company and its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

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

Equity market volatility can also affect the profitability of annuity products with riders. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed living withdrawal benefits (“GLWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products. While these liabilities are hedged, there still may be a possible resulting negative impact to net income and to the statutory capital and risk-based capital ratios of the Company and its subsidiaries.

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

The Company deploys significant amounts of capital to support its sales and acquisitions efforts. Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are not predictable or within the Company’s control. Furthermore, our sole shareowner is not obligated to provide us with additional capital. A lack of sufficient capital could have a material adverse impact on the Company’s financial condition and/or results of operations.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company and its subsidiaries, the amount of additional capital the Company and its subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the NAIC risk-based capital formulas. Most of these factors are outside of the Company’s control.

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

Various rating organizations review the financial performance and condition of insurers, including the Company and its subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company and its subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company’s ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in the Company, its subsidiaries, or both being required to collateralize reserves, balances, or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

Rating organizations also publish credit ratings for issuers of debt securities, including PLC and the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to PLC’s and our overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy our securities or products. Downgrades of PLC’s or our credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on our financial conditions and results of operations in many ways, including, but not limited to, limiting our access to capital markets, increasing the cost of debt, impairing our ability to raise capital to refinance maturing debt obligations, limiting our capacity to support our growth and the growth of our insurance subsidiaries, requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions, and making it more difficult to maintain or improve the current financial strength ratings of our insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require us to post collateral pursuant to certain contractual obligations.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to PLC’s debt ratings and our financial strength ratings and the financial strength ratings of our subsidiaries, including as a result of our status as a subsidiary of PLC, which is a subsidiary of Dai-ichi Life. Any negative action by a rating organization could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

The Company depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

The Company owns insurance companies. A portion of the Company’s funding comes from dividends from its operating subsidiaries, revenues from investment, data processing, legal, and management services rendered to subsidiaries, investment income, and external financing. These funding sources support the Company’s general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

The states in which the Company’s subsidiaries are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its subsidiaries if they determine that the payments could be adverse to the subsidiary or its policyholders or contract holders. In addition, the amount of surplus that our subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

The Company could be adversely affected by an inability to access FHLB lending.

The Company and certain subsidiaries of the Company are members of the Federal Home Loan Bank (the “FHLB”) of Cincinnati and the FHLB of New York. Membership provides the Company and these subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The extent to which membership or the FHLB services are available could be impacted by legislative or regulatory action at the state or federal level. Any developments that limit access to FHLB financial services could have a material adverse effect on the Company.

In addition, the ability of the Company or its subsidiaries to access liquidity from the FHLB is impacted by other factors that are dependent on market conditions or policies established by the FHLB. Fluctuations in the fair value of collateral can adversely impact available borrowing capacity. Changes in collateral haircuts established by the FHLB and what is deemed to be eligible collateral by the FHLB can also impact the amount and availability of funding.

The Company’s securities lending program may subject it to liquidity and other risks.

The Company maintains a securities lending program in which securities are loaned to third parties, including brokerage firms and commercial banks. The borrowers of the Company’s securities provide the Company with collateral, typically in cash, which it separately maintains. The Company invests the collateral in other securities, including primarily short-term government repo and money market funds. Securities loaned under the program may be returned to the Company by the borrower at any time, requiring the Company to return the related cash collateral. In some cases, the Company may use the cash collateral provided to purchase other securities to be held as invested collateral, and the maturity of such securities may exceed the term of the securities loaned under the program and/or the fair value of such securities may fall below the amount of cash collateral that the Company is obligated to return to the borrower of the Company’s loaned securities. If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell the securities held as invested collateral to meet the obligation, the Company may have difficulty selling such securities in a timely manner and/or the Company may be forced to sell the securities in a volatile or illiquid market for less than it otherwise would have been able to realize under normal market conditions. In addition, the Company’s ability to sell securities held as invested collateral may be restricted under stressful market and economic conditions in which liquidity deteriorates.

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

The Company and certain of its insurance subsidiaries have arrangements with various open-end investment companies, or “mutual funds”, and the investment advisers to those mutual funds, to offer the mutual funds as investment options in the Company’s variable life and annuity products. It is possible that the termination of one or more of those arrangements by a mutual fund or its adviser could have a detrimental impact on the Company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products, which could have a material adverse effect on the Company’s financial condition and/or results of operations.

Industry and Regulatory Related Risks

The business of the Company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations.

The Company and its insurance subsidiaries are subject to regulation by each of the states in which they conduct business. In many instances, the regulatory models emanate from the NAIC. Such regulation is vested in state agencies having broad administrative and, in some instances, discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium and cost of insurance rates and increases thereto, interest crediting policy, underwriting practices, reserve requirements, marketing practices, advertising, privacy, cybersecurity, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices, and the remittance of unclaimed property. In addition, some state insurance regulators may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. Actions by any of the state insurance regulators could have a material adverse effect on the Company’s business, financial condition and results of operations.

At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, or restrictions on business activities, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products. The Company’s financial condition and results of operations may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

State insurance regulators and the NAIC regularly examine existing laws and regulations applicable to insurance companies and their products. Changes in state laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s broker-dealer subsidiaries are also subject to regulation by state securities regulators. In many instances, the state regulatory models emanate from the North American Securities Administrators Association. State securities regulators may bring regulatory or other legal actions against the Company’s broker-dealer subsidiaries if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines or penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, financial condition and results of operations.

At the federal level, certain of the Company’s insurance subsidiaries and its broker-dealer subsidiaries are subject to regulation by the United States Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Federal laws and regulations generally grant the SEC and FINRA broad administrative powers, including the power to limit or restrict regulated entities from carrying on their businesses in the event that a regulated entity fails to comply with applicable federal laws and regulations. The SEC and FINRA, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, registered representatives, associated persons, and employees. Adverse action by any of these regulatory bodies against the Company or any of its subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.

The executive branch of the federal government or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form administrative actions will be take or legislation will be enacted. Such actions or legislation, however, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Federal regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines or penalties, or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, financial condition and results of operations.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving method for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated insurance groups as G-SIIs in the past. The IAIS is developing the policy measures which include higher capital requirements and enhanced supervision. The FSB has not published a new list of G-SIIs since 2016 because the IAIS has been developing a holistic framework for the assessment and mitigation of systemic risk in the insurance section (the “Holistic Framework”). The Holistic Framework was approved by the IAIS in November 2019 and is expected to be introduced in countries for assessment beginning in 2020. The Holistic Framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. Since the Holistic Framework is expected to produce an improved system for assessing and mitigating systemic risk in the insurance sector, the FSB has decided to suspend G-SII identification until November 2022, at which point it will review whether to resume or discontinue the G-SII designation system. Although none of the PLC, the Company or Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated in the future by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including PLC and the Company, could be designated as a G-SII.

The IAIS has also developed a common framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”). ComFrame was adopted by the IAIS in November 2019 and is currently in an implementation phase. The IAIS plans to integrate into ComFrame in the future a new global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements and contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. It is likely that the combined Dai-ichi Life group will be deemed an IAIG, in which case it, and PLC and the Company, may be subject to supervision requirements, capital measurement standards, and enhanced disclosures beyond those applicable to any competitors who are not designated as an IAIG.

PLC’s sole shareowner, Dai-ichi Life, is also subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company and its consolidated subsidiaries, which could limit the ability of PLC and the Company to engage in certain transactions or business initiatives.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, cybersecurity practices, liquidity assessment, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations. It has adopted principles-based reserving methodologies for life insurance and annuity reserves, but additional formulas and/or guidance relevant to the new standard are being developed. The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC is developing a group capital calculation tool that would measure capital across U.S.-based insurance groups using an RBC aggregation method with adjustments for all entities within the insurance holding company system. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition, or results of operations.

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

The NAIC adopted revisions to the Part A Laws and Regulations Preamble (the “Preamble”) of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws, and credit for reinsurance laws. Although we do not expect the revised definition to affect our existing life insurance captives (or our ability to engage in life insurance captive transactions in the future), such application will likely prevent us from engaging in variable annuity captive transactions on the same or a similar basis as in the past and, if applied retroactively, would likely cause PLC to recapture business from and unwind PLC’s existing variable annuity captive (“VA Captive”).

While the recapture of business from PLC’s existing VA Captive, caused either by changes to the NAIC’s 2020 Valuation Manual or the effect of the Preamble, would not have a material adverse effect on the Company given current market conditions, in the future the Company could experience fluctuations in its risk-based capital ratio due to market volatility if it were prohibited from engaging in similar transactions or required to unwind its existing VA Captive, which could adversely affect our future financial condition and results of operations.

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

The Company and certain of its subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to unclaimed property audits and/or targeted multi-state examinations by insurance regulators similar to those described above. It is possible that the audits, examinations, and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to audits could materially impact the Company’s financial condition and/or results of operations. It is also possible that life insurers, including the Company and other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices, unclaimed property practices, or related audits and examinations. Any resulting liabilities, payments or costs could be significant and could have a material adverse effect on the Company’s financial condition and/or results of operations.

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

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act makes significant changes to the regulation of the health insurance market, including health insurance coverage and health insurance issuers and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that are, or are deemed to constitute, health insurance coverage. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, any amendments or modifications to the Healthcare Act, or any regulatory pronouncement made under the Healthcare Act, will have on its results of operations or financial condition.

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

Pursuant to the Dodd-Frank Act, in December 2013, the Federal Insurance Office (“FIO”) issued a report on how to modernize and improve the system of insurance regulation in the United States and, in December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. Specifically, the FIO’s reinsurance report argues that federal officials are well-positioned to make determinations regarding whether a foreign jurisdiction has sufficiently effective regulation and, in doing so, consider other prudential issues pending in the U.S. and between the U.S. and affected foreign jurisdictions. The reinsurance report notes that work continues towards initiating negotiations for covered agreements with leading reinsurance jurisdictions that may have the effect of preempting inconsistent state laws. The U.S. entered into such covered agreements with the E.U. in 2017 and with the United Kingdom in 2018. It remains to be seen whether the U.S. will negotiate covered agreements with other major U.S. trading partners. More generally, it remains to be seen whether either of the FIO’s reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and therefore affect the Company’s business.

The Dodd-Frank Act also established the Financial Stability Oversight Council (the “FSOC”), which is authorized to determine whether an insurance company is systematically significant and to recommend that it should be subject to enhanced prudential standards and to supervision by the Board of Governors of the Federal Reserve System. In April 2012, the Financial Stability Oversight Council (the “FSOC”) approved its final rule for designating non-bank financial companies as systemically important financial institutions (“SIFI”). Under the final rule, the Company’s assets, liabilities, and operations do not currently satisfy the financial thresholds that serve as the first step of the three-stage process to designate a non-bank financial company as a SIFI. In December 2019, the FSOC released final interpretive guidance for designating non-bank SIFIs that incorporates an activities-based approach (“ABA”) and that provides that the FSOC will pursue entity-specific determinations only if a potential risk or threat cannot be addressed through an ABA. While recent developments suggest that it is unlikely that FSOC will be designating additional non-bank financial companies as systematically significant, there can be no assurance of that unless and until FSOC’s authority to do so has been rescinded.

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

Pursuant to Section 171 of the Dodd-Frank Act, the Board of Governors of the Federal Reserve System (“the Board”) has released a notice of proposed rulemaking that proposes a method, termed the Building Block Approach (the “BBA”), for measuring and prescribing minimum capital for U.S. insurance depository institution holding companies. The Board retains the right to apply the BBA to insurance firms designated by the FSOC as systemically important. The BBA prescribes generally higher minimum levels of group capital than current state-based standards. While it is not currently subject to the BBA, the Company is unable to predict the impact that the BBA may have on competing NAIC and international group capital standards.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 5, 2019, the SEC adopted a comprehensive package of rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Regulation Best Interest (“Regulation BI”), a new rule establishing a “best interest” standard of conduct for broker-dealers and their natural associated persons when making recommendations to retail customers of any securities transaction or investment strategy involving securities or regarding the opening of an account. Specifically, Regulation BI requires a broker-dealer (or associated person) to act in the retail customer’s best interest and not place its (or his or her) own interests ahead of the retail customer’s interests. In addition to Regulation BI, the SEC also adopted a new rule and amended existing rules to require broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors (“Form CRS Rules”). The Form CRS Rules are intended to assist retail investors with their initial selection of, and ongoing decision to maintain an existing relationship with, a financial professional or firm by summarizing in one place certain specified information about the broker-dealer or investment adviser. The obligations under Regulation BI and Form CRS generally become effective on June 30, 2020. The rulemaking package also includes two interpretations: (i) the investment adviser interpretation, which clarifies certain aspects of the standard of conduct applicable to registered investment advisers under section 206 of the Investment Advisers Act of 1940 (“Advisers Act”), and (ii) the “solely incidental” interpretation, which clarifies the broker-dealer exclusion from the definition of “investment adviser” under section 202 of the Advisers Act.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRAs”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. Also, the DOL is working to promulgate new rules around its own fiduciary standard. The DOL has indicated that they are working closely with the SEC to ensure the DOL’s new fiduciary standard tracks as closely as possible with the SEC’s Regulation Best Interest. A notice of proposed rulemaking is expected to be released in early 2020.

The NAIC has finalized revisions to the Suitability in Annuity Transactions Model Regulation which is intended to impose a higher standard of care on insurers who sell annuities. NAIC’s work largely mirrors the SEC’s Regulation Best Interest, which also introduces a higher standard of care for broker-dealers. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These standards vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

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

In general, the tax law exempts policyholders from current taxation on the increase in value of their life insurance and annuity products during their accumulation phase. This favorable tax treatment provides most of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the law is revised to either reduce the tax-favored status of life insurance and annuity products, or instead establishes the tax-favored status of competing products, then all life insurance companies, including the Company and its subsidiaries, would be adversely affected regarding the marketability of their products. Furthermore, absent grandfathering such changes would generally cause increased surrenders of existing life insurance and annuity products. For example, a change in law that further restricts the deductibility of interest expense when a business owns a life insurance product would result in increased surrenders of these products.

The Company is subject to corporate income, excise, franchise, and premium taxes. The tax law provides certain benefits to the Company, such as the dividends-received deduction, the deferral of current taxation on certain financial instruments’ economic income and the current deduction for future policy benefits and claims. The Federal Tax Cut and Jobs Act (the “Tax Reform Act”), enacted in 2017, requires the Company to report higher amounts of taxable income post-enactment. However, it significantly reduced the corporate income tax rate.

The Company’s transition in 2005 from relying on reinsurance for traditional life products to reinsuring some of these products’ reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The Tax Reform Act, with its overall lower tax rate, decreased the tax benefit associated with these products. Ultimately, the profitability and competitive position of these products is dependent on the Company’s ability to continue deducting its provision for future policy benefits and claims and the Company’s ability to generate taxable income.

Financial services companies and their subsidiaries are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments.

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

PLC, like other financial services companies in the ordinary course of business, and its subsidiaries, including the Company, are involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

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

New accounting rules, changes to existing accounting rules, or the granting of permitted accounting practices to competitors could negatively impact the Company.

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

In addition, the Company and its insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Certain NAIC pronouncements related to accounting and reporting matters take effect automatically without affirmative action by the states, and various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in the state to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company and its insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the granting of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company and its subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the assumed obligations. Therefore, the failure, insolvency, or inability or unwillingness to pay under the terms of the reinsurance agreement with the Company of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

The Company’s results and its ability to compete are affected by the availability and cost of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Certain reinsurers have attempted to or may attempt to increase the rates they charge the Company for reinsurance, including rates for new policies the Company is issuing and rates related to policies that the Company has already issued. The Company may not be able to increase the premium rates it charges for policies it has already issued, and for competitive reasons it may not be able to raise the premium rates it charges for new policies to offset the increase in rates charged by reinsurers. If the cost of reinsurance were to increase, if reinsurance were to become unavailable, if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

The number of life reinsurers has remained relatively constant in recent years. If the reinsurance market contracts in the future, the Company’s ability to continue to offer its products on terms favorable to it could be adversely impacted.

In addition, reinsurers may face challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. If reinsurers, including those with significant exposure to international markets and European Union member states, are unable to meet their obligations, the Company would be adversely impacted.

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

Advancements in medical technologies may also impact our business. For example, genetic testing and the availability of that information unequally to consumers and insurers can result in anti-selection risks if data from genetic testing gives our prospective customers a clearer view into their future health and longevity expectations, allowing them to select products protecting them against likelihoods of mortality or longevity with more precision based on information that is not available to us. Also, advancements in medical technologies that extend lives may challenge our actuarial assumptions, especially in the annuity business

The Company’s ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs. Additionally, a decrease in persistency of existing business may result in higher or more rapid amortization of DAC or VOBA and thus higher unit costs and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized DAC or VOBA with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.
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
The Company leases administrative and marketing office space in 16 cities (excluding the home office building), with most leases being for periods of two to twenty-five years. The aggregate annualized rent is approximately $6.3 million.
The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.
Item 3.  Legal Proceedings
Advance Trust & Life Escrow Services, LTA, as Securities Intermediary of Life Partners Position Holder Trust v. Protective Life Insurance Company, Advance Trust & Life Escrow Services, LTA, as Securities Intermediary of Life Partners Position Holder Trust v. Protective Life Insurance Company, Case No. 2:18-CV-01290, is a putative class action that was filed on August 13, 2018 in the United States District Court for the Northern District of Alabama. Plaintiff alleges that the Company required policyholders to pay unlawful and excessive cost of insurance charges. Plaintiff seeks to represent all owners of universal life and variable universal life policies issued or administered by the Company or its predecessors that provide that cost of insurance rates are to be determined based on expectations of future mortality experience. The plaintiff seeks class certification, compensatory damages, pre-judgment and post-judgment interest, costs, and other unspecified relief. The Company is vigorously defending this matter and cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.
To the knowledge and in the opinion of management, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject.
Item 4.  Mine Safety Disclosure — Not Applicable

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), which also owns all of the preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PLAIC”). Therefore, neither the Company’s common stock nor PLAIC’s preferred stock is publicly traded.
As of December 31, 2019, approximately $1.0 billion of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company’s insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.
Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2020 is estimated to be $138.4 million.
PLAIC paid no dividends on its preferred stock in 2019 or 2018. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.   Selected Financial Data
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The income statement data for the years ended December 31, 2019, 2018, and 2017 (Successor Company) and the balance sheet data as of December 31, 2019 and 2018 (Successor Company) have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The income statement data for the year ended December 31, 2016 and the period of February 1, 2015 to December 31, 2015 (Successor Company), the period of January 1, 2015 to January 31, 2015 (Predecessor Company), and the balance sheet data as of December 31, 2016 and 2015 (Successor Company) have been derived from the Company’s audited consolidated financial statements not included herein.

See Note 3, Significant Transactions to the consolidated financial statements for a discussion of acquisitions and transactions during 2019.

The selected financial data set forth below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes included elsewhere herein. Successor and Predecessor periods are not comparable.

	Successor Company					Predecessor Company
	For The Year Ended December 31,				February 1, 2015 to December 31, 2015	January 1, 2015 to January 31, 2015
	2019	2018	2017	2016
	(Dollars In Thousands)					(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$4,056,202	$3,656,508	$3,456,362	$3,389,419	$2,992,822	$260,582
Reinsurance ceded	(1,517,204)	(1,383,510)	(1,367,096)	(1,330,723)	(1,174,871)	(91,632)
Net of reinsurance ceded	2,538,998	2,272,998	2,089,266	2,058,696	1,817,951	168,950
Net investment income	2,818,830	2,338,902	1,923,056	1,823,463	1,532,796	164,605
Realized investment gains losses	211,539	(144,179)	(15,954)	140,420	(108,499)	103,184
Other-than-temporary impairment losses	(67,161)	(56,578)	(1,332)	(32,075)	(28,659)	(636)
Portion recognized in other comprehensive income (before taxes)	32,708	26,854	(7,780)	14,327	1,666	155
Net impairment losses recognized in earnings	(34,453)	(29,724)	(9,112)	(17,748)	(26,993)	(481)
Other income	417,155	321,019	325,411	288,878	271,787	23,388
Total revenues	5,952,069	4,759,016	4,312,667	4,293,709	3,487,042	459,646
Total benefits and expenses	5,268,621	4,511,428	3,848,659	3,771,028	3,232,854	326,799
Income before income tax	683,448	247,588	464,008	522,681	254,188	132,847
Income tax expense (benefit)	130,464	53,661	(718,409)	170,073	74,491	44,325
Net income	$552,984	$193,927	$1,182,417	$352,608	$179,697	$88,522

	Successor Company
	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$120,477,669	$89,383,069	$79,113,735	$74,465,132	$68,031,938
Total stable value products and annuity account balances	19,733,659	18,954,812	15,619,561	14,143,751	12,851,684
Non-recourse funding obligations	3,082,753	2,888,329	2,952,822	2,973,829	1,951,563
Total shareowner’s equity	11,206,826	7,042,788	8,324,285	6,739,674	5,187,477

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
OVERVIEW
 Our Business
 We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, PLC remained as an SEC registrant within the United States until January 23, 2020, when it suspended its reporting obligations with the SEC under the Securities Exchange Act of 1934. Subsequent to the Merger date, the Company has continued to be an SEC registrant for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.
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

•Life Marketing—We market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
•Acquisitions—We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Life Marketing and/or Annuities segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
•Annuities—We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.
•Stable Value Products—We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. We also have an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.
•Asset Protection—We market extended service contracts, guaranteed asset protection (“GAP”) products, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.
•Corporate and Other—This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, financing and investment related transactions, and the operations of several small subsidiaries.
RECENT SIGNIFICANT TRANSACTIONS
Great-West Life & Annuity Insurance Company

On January 23, 2019, we entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”), and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY, and CLAC, the “Sellers”), pursuant to which we acquired via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “GW Individual Life Business”).

On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and Protective Life and Annuity Insurance Company (“PLAIC”), entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to us and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies relating to the GW Individual Life Business. The aggregate ceding commission for the reinsurance of the GW Individual Life Business paid at the GWL&A Closing was $765.7 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to us under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to us and PLAIC as of the GWL&A Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the GWL&A Closing. To support its obligations under the GWL&A Reinsurance Agreements, we established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by PLC.

The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the GW Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants.
RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
General
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect our operations and results;
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
•compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect our reputation and have a material adverse effect on our business, financial condition, and results of operations;
•we may not realize our anticipated financial results from our acquisitions strategy;
•we may experience competition in our Acquisitions segment;
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
•climate change may adversely affect our investment portfolio;
•elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR;
•credit market volatility or disruption could adversely impact our financial condition or results from operations;
•disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financial needs;
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
•we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
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
•new accounting rules, changes to existing accounting rules, or the granting of permitted accounting practices to competitors could negatively impact us;
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
•developments in technology may impact our business; and
•our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.
Recent Market Conditions
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The coronavirus has since spread, and infections have been found in multiple countries around the world, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to constitute a pandemic based on the global spread of the disease, the severity of illnesses it causes, and its effects on society. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary, and the impact on our customers, workforce, and vendors, all of which are uncertain and cannot be predicted. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries, and it could materially adversely impact the mortality, morbidity, or other experience of the Company or its reinsurers or have a material adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The macroeconomic effects of the COVID-19 outbreak could also materially adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations. At this point, the extent to which COVID-19 may result in short- or long-term interruptions in the Company’s business operations or impact our financial condition or results of operations is uncertain.
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
Available-for-sale securities and trading securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2019, $2.0 billion of available-for-sale and trading securities, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2019, we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2019, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $995.5 million and $1.5 billion, respectively. Of those derivative assets and liabilities, $209.8 million and $1.0 billion, respectively, were Level 3 fair values determined by quantitative models.
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
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 5, Investment Operations, to the consolidated financial statements. As of December 31, 2019, we held $64.7 billion of available-for-sale investments, including $9.2 billion in investments with a gross unrealized loss of $325.7 million, and $2.8 billion of held-to-maturity investments with a gross unrecognized holding gain of $201.9 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2019, our third party reinsurance receivables amounted to $4.2 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumption changes generally do not affect current results. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated for universal life products, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31,

2019, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Life Marketing segments, resulting in an approximate $29.4 million unfavorable impact.
Deferred Acquisition Costs and Value of Business Acquired - In conjunction with the Merger, a portion of the purchase price was allocated to the right to receive future gross profits from cash flows and earnings of the Company’s insurance policies and investment contracts as of the date of the Merger. We also estimate and record VOBA for businesses we acquire as part of purchase accounting. This intangible asset, called value of business acquired (“VOBA”), is based on the actuarially estimated present value of future cash flows from the Company’s insurance policies and investment contracts in-force on the date of the Merger. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.08%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. Some examples of acquisition costs that are subject to deferral include commissions, underwriting testing fees, certain direct underwriting costs, and premium taxes. The determination of which costs are deferrable must be made on a contract-level basis. (All other acquisition-related costs, including market research, administration, management of distribution and underwriting functions, and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.) The recovery of the deferred costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2019, we had a deferred acquisition costs (“DAC”) and VOBA asset of $3.5 billion.
We periodically review, at least annually, and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses.
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

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2019, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2019 and determined that there was no indication that our segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2019 that would impact our conclusion and no such events were identified. Refer to Note 1, Basis of Presentation, to the consolidated financial statements included in this report for further information. As of December 31, 2019, we had goodwill of $825.5 million.
Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, premium payment patterns, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. As of December 31, 2019, we had total policy liabilities and accruals of $54.7 billion.
Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of our GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMDB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2019, the GMDB liability, including the impact of reinsurance, was $30.2 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits (“GLWB”) on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2019, our net GLWB liability held was $186.0 million.
Pension and Other Postretirement Benefits - Determining PLC’s obligations to employees under its pension plans and other postretirement benefit plans requires the use of assumptions. The calculation of the liability and expense related to PLC’s benefit plans incorporates the following significant assumptions:
•appropriate weighted average discount rate;
•estimated rate of increase in the compensation of employees; and
•expected long-term rate of return on the plan’s assets.
See Note 17, Employee Benefit Plans, to the consolidated financial statements included in this report for further information on this plan.
Deferred Taxes and Uncertain Tax Positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to net unrealized gains (losses), deferred policy acquisition costs and value of business acquired, and future policy benefits and claims. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Reform Act"). The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We recognized the provisional tax impacts related to the revaluation of deferred tax assets and included these amounts in our consolidated financial statements for the year ended December 31, 2017 and disclosed such items which may have been recorded on a provisional basis. The final accounting was completed on December 22, 2018 and all adjustments to these provisional amounts are included in our consolidated financial statements for the year ended December 31, 2018.
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
RESULTS OF OPERATIONS
Our management and Board of Directors analyzes and assesses the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax”, by excluding the following items:
•realized gains and losses on investments and derivatives,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Pre-Tax Adjusted Operating Income (Loss)
Life Marketing	$(26,697)	$(13,726)	$55,152
Acquisitions	346,825	282,715	249,749
Annuities	145,578	129,155	171,269
Stable Value Products	93,183	102,328	105,261
Asset Protection	37,205	24,371	17,638
Corporate and Other	(161,248)	(156,722)	(189,645)
Pre-tax adjusted operating income	434,846	368,121	409,424
Realized gains (losses) on investments and derivatives	248,602	(120,533)	54,584
Income before income tax	683,448	247,588	464,008
Income tax expense (benefit)	130,464	53,661	(718,409)
Net income	$552,984	$193,927	$1,182,417

Pre-tax adjusted operating income	$434,846	$368,121	$409,424
Adjusted operating income tax (expense) benefit	(78,257)	(78,973)	737,513
After-tax adjusted operating income	356,589	289,148	1,146,937
Realized gains (losses) on investments and derivatives	248,602	(120,533)	54,584
Income tax (expense) benefit on adjustments	(52,207)	25,312	(19,104)
Net income	$552,984	$193,927	$1,182,417

Realized investment gains (losses):
Derivative financial instruments	$(131,459)	$79,097	$(137,041)
All other investments	342,998	(223,276)	121,087
Net impairment losses recognized in earnings	(34,453)	(29,724)	(9,112)
Less: related amortization(1)	(23,021)	(11,856)	(39,480)
Less: VA GLWB economic cost	(48,495)	(41,514)	(40,170)
Realized gains (losses) on investments and derivatives	$248,602	$(120,533)	$54,584
(1)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Net income for the year ended December 31, 2019 was $553.0 million which was an increase of $359.1 million. Pre-tax adjusted operating income was $434.8 million which was an increase of $66.7 million. The increase in pre-tax adjusted operating income consisted of a $64.1 million increase in the Acquisitions segment, a $16.4 million increase in the Annuities segment, and a $12.8 million increase in the Asset Protection segment. These increases were partially offset by a change of $13.0 million in the Life Marketing segment, a $9.1 million decrease in the Stable Value Products segment, and a $4.5 million change in the Corporate and Other segment.

•Life Marketing segment pre-tax adjusted operating loss was $26.7 million for the year ended December 31, 2019, representing an increase in operating loss of $13.0 million from the year ended December 31, 2018. The increase in operating loss was primarily due to the impact of unlocking for the year ended December 31, 2019, as compared to the prior year. The segment recorded an unfavorable $40.1 million of unlocking for the year ended December 31, 2019, as compared to an unfavorable $28.9 million of unlocking for the year ended December 31, 2018.

•Acquisitions segment pre-tax adjusted operating income was $346.8 million for the year ended December 31, 2019, an increase of $64.1 million as compared to the year ended December 31, 2018, primarily due to the additions of the Liberty and GWL&A reinsurance transactions. The Liberty reinsurance transaction added $91.8 million of pre-tax adjusted operating income to the year ended December 31, 2019, an increase of $40.5 million as compared to the year ended December 31, 2018. The GWL&A reinsurance transaction added $55.9 million of pre-tax adjusted operating income for the year ended December 31, 2019. This was partly offset by the expected runoff of the in-force blocks of business.

•Annuities segment pre-tax adjusted operating income was $145.6 million for the year ended December 31, 2019, as compared to $129.2 million for the year ended December 31, 2018, an increase of $16.4 million, or 12.7%. This variance was primarily the result of favorable unlocking and higher spreads, partially offset by lower VA fee income, an unfavorable change in SPIA mortality, and higher expenses. Segment results were positively impacted by $5.5 million of favorable unlocking for the year ended December 31, 2019, as compared to $25.0 million of unfavorable unlocking for the year ended December 31, 2018.
•Stable Value Products pre-tax adjusted operating income was $93.2 million, a decrease of $9.1 million, or 8.9%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2019, was $20.1 million as compared to $26.3 million for the year ended December 31, 2018. The adjusted operating spread, which excludes participating income, decreased by 23 basis points for the year ended December 31, 2019, from the prior year, due primarily to an increase in credited interest.
•Asset Protection segment pre-tax adjusted operating income was $37.2 million, representing an increase of $12.8 million, or 52.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Earnings from the GAP product line increased $9.2 million primarily resulting from lower loss ratios. Service contract earnings increased $3.7 million primarily due to higher investment income and administrative fees, somewhat offset by higher expenses. Earnings from the credit insurance product lines decreased $0.1 million, primarily due to lower volume.
•The Corporate and Other segment pre-tax adjusted operating loss was $161.2 million for the year ended December 31, 2019, as compared to a pre-tax adjusted operating loss of $156.7 million for the year ended December 31, 2018. The increase in operating loss is primarily attributable to a decrease in investment income, partially offset by a decrease in corporate overhead expense.
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

•Life Marketing segment pre-tax adjusted operating loss was $13.7 million for the year ended December 31, 2018, representing a decrease of $68.9 million from the year ended December 31, 2017. The decrease was primarily due to the impact of unlocking, higher reinsurance costs, and higher life claims for the year ended December 31, 2018, as compared to the prior year. The segment recorded an unfavorable $28.9 million of unlocking for the year ended December 31, 2018, as compared to an unfavorable $4.0 million of unlocking for the year ended December 31, 2017.

•Acquisitions segment pre-tax adjusted operating income was $282.7 million for the year ended December 31, 2018, an increase of $33.0 million as compared to the year ended December 31, 2017, primarily due to the favorable impact of $51.3 million from the Liberty reinsurance transaction completed on May 1, 2018, partly offset by the expected runoff of the in-force blocks of business.

•Annuities segment pre-tax adjusted operating income was $129.2 million for the year ended December 31, 2018, as compared to $171.3 million for the year ended December 31, 2017, a decrease of $42.1 million, or 24.6%. This variance was primarily the result of unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower VA fee income, partially offset by a favorable change in SPIA mortality. Segment results were negatively impacted by $25.0 million of unfavorable unlocking for the year ended December 31, 2018, as compared to $16.5 million of favorable unlocking for the year ended December 31, 2017.
•Stable Value Products pre-tax adjusted operating income was $102.3 million and decreased $2.9 million, or 2.8%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2018, was $26.3 million as compared to $33.5 million for the year ended December 31, 2017. The adjusted operating spread, which excludes participating income, decreased by 20 basis points for the year ended December 31, 2018, from the prior year, due primarily to an increase in credited interest.
•Asset Protection segment pre-tax adjusted operating income was $24.4 million, representing an increase of $6.7 million, or 38.2%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. Service contract earnings increased $5.6 million primarily due to favorable loss ratios and higher investment income. Earnings from the GAP and credit insurance product lines increased $0.5 million and $0.6 million, respectively, primarily due to lower expenses, somewhat offset by lower volume and higher loss ratios.
•The Corporate and Other segment pre-tax adjusted operating loss was $156.7 million for the year ended December 31, 2018, as compared to a pre-tax adjusted operating loss of $189.6 million for the year ended December 31, 2017. The decrease in operating loss is primarily attributable to a decrease in corporate overhead expenses and an increase in investment income.

Life Marketing
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,140,963	$1,917,190	$1,855,075
Reinsurance ceded	(1,035,432)	(873,962)	(843,164)
Net premiums and policy fees	1,105,531	1,043,228	1,011,911
Net investment income	571,654	552,697	550,714
Other income	2,954	3,158	2,599
Total operating revenues	1,680,139	1,599,083	1,565,224
Realized investment gains (losses)	14,479	(31,226)	(9,017)
Total revenues	1,694,618	1,567,857	1,556,207
BENEFITS AND EXPENSES
Benefits and settlement expenses	1,496,347	1,424,632	1,330,031
Amortization of DAC/VOBA	154,600	118,419	119,164
Other operating expenses	55,889	69,758	60,877
Operating benefits and expenses	1,706,836	1,612,809	1,510,072
Benefits and settlement expenses related to realized gains (losses)	1,677	(12,631)	(10,893)
Amortization of DAC/VOBA related to realized gains (losses)	3,254	(1,502)	1,589
Total benefits and expenses	1,711,767	1,598,676	1,500,768
INCOME (LOSS) BEFORE INCOME TAX	(17,149)	(30,819)	55,439
Less: realized gains (losses)	14,479	(31,226)	(9,017)
Less: related benefits and settlement expenses	(1,677)	12,631	10,893
Less: related amortization of DAC/VOBA	(3,254)	1,502	(1,589)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(26,697)	$(13,726)	$55,152

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Sales By Product(1)
Traditional	$79,326	$51,505	$8,488
Universal life	84,396	116,746	163,651
	$163,722	$168,251	$172,139
Sales By Distribution Channel
Traditional brokerage	$103,409	$136,268	$137,245
Institutional	52,164	23,076	26,069
Direct	8,149	8,907	8,825
	$163,722	$168,251	$172,139
Average Life Insurance In-force(2)
Traditional	$360,145,141	$350,398,022	$346,134,076
Universal life	287,343,602	278,191,468	253,282,098
	$647,488,743	$628,589,490	$599,416,174
Average Account Values
Universal life	$7,791,409	$7,752,076	$7,626,868
Variable universal life	788,784	762,812	718,890
	$8,580,193	$8,514,888	$8,345,758
(1)Sales data for traditional life insurance is based on annualized premiums. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.
(2)Amounts are not adjusted for reinsurance ceded.
Operating expenses detail
Other operating expenses for the segment were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
First year commissions	$166,152	$192,435	$197,815
Renewal commissions	42,350	41,314	39,931
First year ceding allowances	(823)	(709)	(2,244)
Renewal ceding allowances	(197,295)	(175,261)	(185,255)
General & administrative	226,900	223,663	228,960
Taxes, licenses, and fees	40,496	39,044	36,045
Other operating expenses incurred	277,780	320,486	315,252
Less: commissions, allowances & expenses capitalized	(221,891)	(250,728)	(254,375)
Other operating expenses	$55,889	$69,758	$60,877
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $26.7 million for the year ended December 31, 2019, representing an increase in operating loss of $13.0 million from the year ended December 31, 2018. The increase in operating loss was primarily due to the impact of unlocking for the year ended December 31, 2019, as compared to the prior year. The segment recorded an unfavorable $40.1 million of unlocking for the year ended December 31, 2019, as compared to an unfavorable $28.9 million of unlocking for the year ended December 31, 2018.

Operating revenues
Total operating revenues for the year ended December 31, 2019, increased $81.1 million, or 5.1%, as compared to the year ended December 31, 2018. This increase was driven by higher premiums and policy fees for traditional and universal life blocks of business as well as higher net investment income due to increases in net in-force reserves.
Net premiums and policy fees
Net premiums and policy fees increased by $62.3 million, or 6.0%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in policy fees associated with continued growth in universal life business, as well as increases in traditional life premiums.
Net investment income
Net investment income in the segment increased $19.0 million, or 3.4%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, driven by higher universal life investment income of $19.3 million due to growth in reserves in the block and higher yield.
Other income
Other income remained consistent for the year ended December 31, 2019, as compared to the year ended December 31, 2018.
Benefits and settlement expenses
Benefits and settlement expenses increased by $71.7 million, or 5.0%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due primarily to an increase in universal life claims and reserves. For the year ended December 31, 2019, universal life unlocking increased policy benefits and settlement expenses $12.6 million, as compared to an increase of $23.6 million for the year ended December 31, 2018.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $36.2 million, or 30.6%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to higher amortization in the traditional life block and unlocking in the universal life block. For the year ended December 31, 2019, universal life unlocking increased amortization $27.5 million, as compared to an increase of $5.3 million for the year ended December 31, 2018.
Other operating expenses
Other operating expenses decreased $13.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease was driven by higher ceding allowances and lower commissions.
Sales
Sales for the segment decreased $4.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in traditional life sales of $27.8 million was primarily due to the introduction of new term products during 2019 which also led to the decrease in universal life sales of $32.3 million for the year ended December 31, 2019.
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
Sales
Sales for the segment decreased $3.9 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to lower sales in the universal life block, partly offset by higher traditional life sales. The change between products was due in part to a shift in sales focus from a product within the universal life block to a new term life product.
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

Impact of reinsurance
 Reinsurance impacted the Life Marketing segment line items as shown in the following table:
Life Marketing Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(1,035,432)	$(873,962)	$(843,164)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(873,672)	(805,951)	(710,959)
Amortization of DAC/VOBA	(5,741)	(5,609)	(5,533)
Other operating expenses(1)	(191,477)	(168,583)	(180,435)
Total benefits and expenses	(1,070,890)	(980,143)	(896,927)
NET IMPACT OF REINSURANCE	$35,458	$106,181	$53,763

Allowances received	$(198,118)	$(175,970)	$(187,499)
Less: Amount deferred	6,641	7,387	7,064
Allowances recognized (ceded other operating expenses)(1)	$(191,477)	$(168,583)	$(180,435)
(1)Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 225% to 635%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018

The higher ceded premium and policy fees for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was caused primarily by higher ceded traditional life premiums of $158.6 million. Ceded traditional life premiums for the year ended December 31, 2019, increased from the year ended December 31, 2018, primarily due to post level term activity.

Ceded benefits and settlement expenses were higher for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to higher ceded reserves, offset in part by lower ceded claims. Traditional ceded benefits increased $126.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to $182.8 million of higher ceded reserves offset by $55.5 million lower ceded claims. Universal life ceded benefits decreased $58.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to $43.0 million lower ceded claims and unlocking.

Ceded amortization of DAC and VOBA increased slightly for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Ceded other operating expenses increased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to higher ceding allowances on the universal life block, and a settlement in the prior year that reduced traditional life ceding allowances by approximately $6.2 million. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

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

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,465,990	$1,270,045	$1,113,355
Reinsurance ceded	(293,433)	(317,730)	(328,167)
Net premiums and policy fees	1,172,557	952,315	785,188
Net investment income	1,532,605	1,108,218	752,520
Realized investment gains (losses)	(6,562)	—	—
Other income	109,617	14,313	11,423
Total operating revenues	2,808,217	2,074,846	1,549,131
Realized investment gains (losses)	93,433	(47,651)	19,952
Total revenues	2,901,650	2,027,195	1,569,083
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,227,528	1,629,590	1,195,105
Amortization of VOBA	1,695	18,843	(6,330)
Other operating expenses	232,169	143,698	110,607
Operating benefits and expenses	2,461,392	1,792,131	1,299,382
Benefits and settlement expenses related to realized gains (losses)	9,173	7,107	8,979
Amortization of VOBA related to realized gains (losses)	8,998	(153)	(609)
Total benefits and expenses	2,479,563	1,799,085	1,307,752
INCOME BEFORE INCOME TAX	422,087	228,110	261,331
Less: realized gains (losses)	93,433	(47,651)	19,952
Less: related benefits and settlement expenses	(9,173)	(7,107)	(8,979)
Less: related amortization of VOBA	(8,998)	153	609
PRE-TAX ADJUSTED OPERATING INCOME	$346,825	$282,715	$249,749

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$247,992,309	$226,695,252	$227,487,175
Universal life	54,704,009	30,153,143	27,473,477
	$302,696,318	$256,848,395	$254,960,652
Average Account Values
Universal life	$13,546,951	$6,643,469	$4,199,568
Fixed annuity(2)	12,194,616	8,736,331	3,538,204
Variable annuity	1,103,581	1,176,023	1,189,695
	$26,845,148	$16,555,823	$8,927,467
Interest Spread - Fixed Annuities
Net investment income yield	4.41%	4.18%	4.07%
Interest credited to policyholders	3.72	3.55	3.28
Interest spread(3)	0.69%	0.63%	0.79%
(1)Amounts are not adjusted for reinsurance ceded.
(2)Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $346.8 million for the year ended December 31, 2019, an increase of $64.1 million as compared to the year ended December 31, 2018, primarily due to the additions of the Liberty and GWL&A reinsurance transactions. The Liberty reinsurance transaction added $91.8 million of pre-tax adjusted operating income for the year ended December 31, 2019, an increase of $40.5 million as compared to the year ended December 31, 2018. The GWL&A reinsurance transaction added $55.9 million of pre-tax adjusted operating income for the year ended December 31, 2019. This was partly offset by the expected runoff of the in-force blocks of business.
Operating revenues
Net premiums and policy fees increased $220.2 million, or 23.1%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the premiums associated with the Liberty and GWL&A reinsurance transactions more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $424.4 million, or 38.3%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the Liberty and GWL&A reinsurance transactions. The Liberty reinsurance transaction added $569.0 million of net investment income for the year ended December 31, 2019, an increase of $194.6 million as compared to the year ended December 31, 2018. The GWL&A reinsurance transaction added $240.2 million of net investment income for the year ended December 31, 2019. This was partly offset by the expected runoff of the in-force blocks of business. Other income increased $95.3 million as compared to the prior year. This was primarily due to the GWL&A reinsurance transaction which added $90.3 million as compared to the prior year.
Total benefits and expenses
Total benefits and expenses increased $680.5 million, or 37.8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the Liberty and GWL&A reinsurance transactions. The Liberty reinsurance transaction added $782.2 million of benefits and expenses for the year ended December 31, 2019, an increase of $253.9 million as compared to the year ended December 31, 2018. The GWL&A reinsurance transaction added $441.0 million of benefits and expenses for the year ended December 31, 2019. This was partly offset by the expected runoff of the in-force blocks of business.

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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(293,433)	$(317,730)	$(328,167)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(260,905)	(267,998)	(275,698)
Amortization of VOBA	(971)	(635)	(580)
Other operating expenses	(32,495)	(35,940)	(40,005)
Total benefits and expenses	(294,371)	(304,573)	(316,283)

NET IMPACT OF REINSURANCE(1)	$938	$(13,157)	$(11,884)
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

The net impact of reinsurance was more favorable by $14.1 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to lower revenue partly offset by lower ceded benefits and expenses. For the year ended December 31, 2019, ceded revenues decreased by $24.3 million, while ceded benefits and expenses decreased by $10.2 million primarily due to lower benefit and settlement expenses.

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

Annuities
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$137,624	$148,033	$152,701
Reinsurance ceded	(71,880)	(76,712)	(79,084)
Net premiums and policy fees	65,744	71,321	73,617
Net investment income	367,650	335,382	316,582
Realized investment gains (losses)	(41,933)	(41,514)	(40,170)
Other income	161,401	165,444	168,046
Total operating revenues	552,862	530,633	518,075
Realized investment gains (losses)	70,992	(52,519)	(31,228)
Total revenues	623,854	478,114	486,847
BENEFITS AND EXPENSES
Benefits and settlement expenses	257,578	224,437	212,228
Amortization of DAC/VOBA	(2,994)	28,426	(11,829)
Other operating expenses	152,700	148,615	146,407
Operating benefits and expenses	407,284	401,478	346,806
Benefits and settlement expenses related to realized gains (losses)	9,790	(525)	4,096
Amortization of DAC/VOBA related to realized gains (losses)	(55,913)	(4,152)	(42,642)
Total benefits and expenses	361,161	396,801	308,260
INCOME BEFORE INCOME TAX	262,693	81,313	178,587
Less: realized investment gains (losses)	70,992	(52,519)	(31,228)
Less: related benefits and settlement expenses	(9,790)	525	(4,096)
Less: related amortization of DAC/VOBA	55,913	4,152	42,642
PRE-TAX ADJUSTED OPERATING INCOME	$145,578	$129,155	$171,269

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Sales(1)
Fixed annuity	$1,847,938	$2,139,616	$1,130,843
Variable annuity	210,793	298,314	426,353
	$2,058,731	$2,437,930	$1,557,196
Average Account Values
Fixed annuity(2)	$9,850,893	$9,018,539	$8,245,382
Variable annuity	12,061,202	12,820,420	13,050,411
	$21,912,095	$21,838,959	$21,295,793
Interest Spread—Fixed Annuities(2)
Net investment income yield	3.67%	3.64%	3.67%
Interest credited to policyholders	2.55	2.50	2.54
Interest spread(3)	1.12%	1.14%	1.13%
(1)Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(2)Includes general account balances held within VA products.
(3)Interest spread on average general account values.

	As of December 31,
	2019	2018
	(Dollars In Thousands)
GMDB—Net amount at risk(1)	$66,596	$152,047
GMDB Reserves	25,504	29,619
GLWB and GMAB Reserves	154,558	43,307
Account value subject to GLWB rider	8,403,428	8,399,300
GLWB Benefit Base	9,850,644	10,265,545
GMAB Benefit Base	—	1,238
S&P 500® Index	3,231	2,507
(1)Guaranteed benefits in excess of contract holder account balance.
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $145.6 million for the year ended December 31, 2019, as compared to $129.2 million for the year ended December 31, 2018, an increase of $16.4 million, or 12.7%. This variance was primarily the result of favorable unlocking and higher spreads, partially offset by lower VA fee income, an unfavorable change in SPIA mortality, and higher expenses. Segment results were positively impacted by $5.5 million of favorable unlocking for the year ended December 31, 2019, as compared to $25.0 million of unfavorable unlocking for the year ended December 31, 2018.
Operating revenues
Segment operating revenues increased $22.2 million, or 4.2%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to higher investment income, partially offset by lower VA fee income. The higher investment income related to growth in fixed account value and lower VA fee income related to a decline in variable account value. Average fixed account balances increased 9.2% and average variable account balances decreased 5.9% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Benefits and settlement expenses
Benefits and settlement expenses increased $33.1 million, or 14.8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily the result of higher credited interest, an unfavorable change in SPIA mortality, and unfavorable unlocking. Included in benefits and settlement expenses was $10.5 million of unfavorable unlocking for the year ended December 31, 2019, as compared to $3.4 million of unfavorable unlocking for the year ended December 31, 2018.
Amortization of DAC and VOBA
DAC and VOBA amortization favorably changed by $31.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The favorable change in DAC and VOBA amortization was primarily due to favorable unlocking. DAC and VOBA unlocking was $16.0 million favorable for the year ended December 31, 2019, as compared to $21.6 million unfavorable for the year ended December 31, 2018.
Other operating expenses
Other operating expenses increased $4.1 million, or 2.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was the result of higher non-deferred acquisition costs and maintenance and overhead, partially offset by lower non-deferred commission expenses.
Sales
Total sales decreased $379.2 million, or 15.6%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Sales of variable annuities decreased $87.5 million, or 29.3% for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to the relative competitiveness of our product within the market. Sales of fixed annuities decreased by $291.7 million, or 13.6%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease in single premium deferred annuities (“SPDA”) sales and fixed indexed annuities (“FIA”) sales, partially offset by an increase in SPIA sales.

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

Reinsurance
The Annuity segment reinsures certain risks associated with the GLWB and GMDB riders to Shades Creek, a subsidiary of PLC. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Impact of reinsurance
Reinsurance impacted the Annuities segment line items as shown in the following table:
Annuities Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(71,880)	$(76,712)	$(79,084)
Realized investment gains (losses)	41,638	43,498	44,657
Total operating revenues	(30,242)	(33,214)	(34,427)
Realized investment gains (losses)	194,758	(24,487)	81,431
Total revenues	164,516	(57,701)	47,004
BENEFITS AND EXPENSES
Benefits and settlement expenses	338	(2,792)	(305)
Amortization of DAC/VOBA	—	—	—
Other operating expenses	(1,552)	(1,695)	(1,825)
Operating benefits and expenses	(1,214)	(4,487)	(2,130)
Amortization of DAC/VOBA related to realized gains (losses)	—	—	—
Total benefit and expenses	(1,214)	(4,487)	(2,130)

NET IMPACT OF REINSURANCE	$165,730	$(53,214)	$49,134
The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
 The net impact of reinsurance was more favorable by $218.9 million for the year December 31, 2019, as compared to the year ended December 31, 2018, primarily due to realized losses on derivatives that were ceded.
 The net impact of reinsurance was less favorable by $102.3 million for the year December 31, 2018, as compared to the year ended December 31, 2017, primarily due to a change in realized gains/losses on derivatives that were ceded.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Net investment income	$243,775	$217,778	$186,576
Other income	12	296	24
Total operating revenues	243,787	218,074	186,600
Realized investment gains (losses)	2,800	1,427	3,406
Total revenues	246,587	219,501	190,006
BENEFITS AND EXPENSES
Benefits and settlement expenses	144,448	109,747	74,578
Amortization of DAC	3,382	3,201	2,354
Other operating expenses	2,774	2,798	4,407
Total benefits and expenses	150,604	115,746	81,339
INCOME BEFORE INCOME TAX	95,983	103,755	108,667
Less: realized gains (losses)	2,800	1,427	3,406
PRE-TAX ADJUSTED OPERATING INCOME	$93,183	$102,328	$105,261
The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Sales(1)
GIC	$8,000	$88,500	$115,500
GFA	1,350,000	1,250,000	1,650,000
	$1,358,000	$1,338,500	$1,765,500

Average Account Values	$5,607,828	$4,946,953	$4,143,568
Ending Account Values	$5,443,752	$5,234,731	$4,698,371

Operating Spread
Net investment income yield	4.34%	4.40%	4.50%
Interest credited	2.57	2.21	1.79
Operating expenses	0.11	0.12	0.16
Operating spread	1.66%	2.07%	2.55%

Adjusted operating spread(2)	1.31%	1.54%	1.74%
(1)Sales are measured at the time the purchase payments are received.
(2)Excludes participating mortgage loan income.
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $93.2 million and decreased $9.1 million, or 8.9%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in adjusted operating earnings primarily resulted from lower interest spreads driven by higher credited rates on newly issued contracts. Participating mortgage income for the year ended December 31, 2019, was $20.1 million as compared to $26.3 million for the year ended December 31, 2018. The adjusted operating spread, which excludes participating income, decreased by 23 basis points for the year ended December 31, 2019, from the prior year, due primarily to an increase in credited interest.
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

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$299,765	$308,527	$322,416
Reinsurance ceded	(116,320)	(114,591)	(116,602)
Net premiums and policy fees	183,445	193,936	205,814
Net investment income	28,291	25,070	22,298
Other income	142,160	136,495	142,338
Realized gains (losses)	—	—	(1)
Total operating revenues	353,896	355,501	370,449
BENEFITS AND EXPENSES
Benefits and settlement expenses	92,655	111,249	124,487
Amortization of DAC and VOBA	62,631	62,984	17,746
Other operating expenses	161,405	156,897	210,579
Total benefits and expenses	316,691	331,130	352,812
INCOME BEFORE INCOME TAX	37,205	24,371	17,637
Less: realized gains (losses) - investments	—	—	(1)
PRE-TAX ADJUSTED OPERATING INCOME	$37,205	$24,371	$17,638
The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Sales(1)
Credit insurance	$8,675	$11,782	$15,292
Service contracts	393,893	370,540	379,048
GAP	78,291	66,748	109,532
	$480,859	$449,070	$503,872
Loss Ratios(2)
Credit insurance	24.6%	27.2%	20.5%
Service contracts	37.3	34.5	37.3
GAP	126.0	140.5	124.9
(1)Sales are based on the amount of single premiums and fees received
(2)Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income was $37.2 million, representing an increase of $12.8 million, or 52.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Earnings from the GAP product line increased $9.2 million primarily resulting from lower loss ratios. Service contract earnings increased $3.7 million, primarily due to higher investment income and administrative fees, somewhat offset by higher expenses. Earnings from the credit insurance product lines decreased $0.1 million primarily due to lower volume.

Net premiums and policy fees
Net premiums and policy fees decreased $10.5 million, or 5.4%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. GAP premiums decreased $14.2 million due to previously discontinuing the relationship with two significant distribution partners and the related impact on earned premiums. Credit insurance premiums decreased $2.3 million as a result of lower sales. This was partly offset by an increase in service contract premiums of $6.0 million resulting from higher volume.
Other income
Other income increased $5.7 million, or 4.2%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Other income from the service contract product line increased $6.1 million due to higher sales. Other income from the credit product line increased $0.3 million. This was partly offset by a decrease of $0.7 million from the GAP product line due to previously discontinuing the relationship with two significant distribution partners.
Benefits and settlement expenses
Benefits and settlement expenses decreased $18.6 million, or 16.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. GAP claims decreased $24.0 million due to lower volume as the result of discontinuing the relationship with two significant distribution partners and lower loss ratios. Credit insurance claims decreased $0.8 million due to lower loss ratios and lower volume. Service contract claims increased $6.2 million primarily due to higher volume and higher loss ratios.
Amortization of DAC and VOBA and Other Operating Expenses
Amortization of DAC and VOBA decreased $0.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Other operating expenses increased $4.5 million primarily due to higher volume in the service contract product line.
Sales
Total segment sales increased $31.8 million, or 7.1%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Service contract sales increased $23.4 million due to higher volume. GAP sales increased $11.5 million as the result of lower cancels from discontinuing the relationship with two significant distribution partners. Credit insurance sales decreased $3.1 million due to decreasing demand for the product.
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

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to wholly owned subsidiaries of PLC. The business ceded to PLC’s subsidiaries is then retroceded to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. The Asset Protection segment also carries a catastrophic reinsurance policy for the GAP program. Losses incurred as a result of the recent hurricanes are covered under this policy. The Asset Protection segment believes losses from these catastrophes, net of reinsurance, will have an immaterial impact on the segment’s results of operations. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(116,320)	$(114,591)	$(116,602)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(80,654)	(74,165)	(72,559)
Amortization of DAC/VOBA	(3,628)	(3,060)	(2,170)
Other operating expenses	(4,300)	(4,465)	(5,475)
Total benefits and expenses	(88,582)	(81,690)	(80,204)

NET IMPACT OF REINSURANCE(1)	$(27,738)	$(32,901)	$(36,398)
(1)Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Reinsurance premiums ceded increased $1.7 million, or 1.5%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. GAP ceded premiums increased $2.5 million, or 10.1%. Service contract ceded premiums increased $0.8 million, or 1.0%. Ceded premiums in the credit line decreased $1.6 million, or 13.8%.
Benefits and settlement expenses ceded increased $6.5 million, or 8.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily due to higher ceded losses in the service contract product line.
Amortization of DAC and VOBA ceded increased $0.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, as the result of changes in ceded activity in the service contract and GAP product lines. Other operating expenses ceded decreased $0.2 million, or 3.7%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018 due to lower ceded expenses in the credit product line, somewhat offset by higher ceded expenses in the GAP product line.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact to the Asset Protection segment and the assuming companies has not been quantified as it is not reflected in the consolidated financial statements.

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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$11,860	$12,713	$12,815
Reinsurance ceded	(139)	(515)	(79)
Net premiums and policy fees	11,721	12,198	12,736
Net investment income	74,855	99,757	94,366
Other income	1,011	1,313	981
Total operating revenues	87,587	113,268	108,083
Realized investment gains (losses)	43,877	(2,420)	31,992
Total revenues	131,464	110,848	140,075
BENEFITS AND EXPENSES
Benefits and settlement expenses	16,866	17,646	16,394
Amortization of DAC/VOBA	—	—	—
Other operating expenses	231,969	252,344	281,334
Total benefits and expenses	248,835	269,990	297,728
INCOME (LOSS) BEFORE INCOME TAX	(117,371)	(159,142)	(157,653)
Less: realized investment gains (losses)	43,877	(2,420)	31,992
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(161,248)	$(156,722)	$(189,645)
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $161.2 million for the year ended December 31, 2019, as compared to a pre-tax adjusted operating loss of $156.7 million for the year ended December 31, 2018. The increase in operating loss is primarily attributable to a decrease in investment income, partially offset by a decrease in corporate overhead expense.

Operating revenues
Net investment income for the segment decreased $24.9 million, or 25.0%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in net investment income was primarily due to a decrease in invested assets.
Total benefits and expenses
Total benefits and expenses decreased $21.2 million, or 7.8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in total benefits and expenses is primarily attributable to a decrease in corporate overhead expense and a decrease in interest expense.

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

CONSOLIDATED INVESTMENTS
As of December 31, 2019, our investment portfolio was approximately $84.3 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $63.5 billion, or 92.2%, of our fixed maturities as “available-for-sale” as of December 31, 2019. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.5 billion, or 3.7%, of our fixed maturities and $91.2 million of short-term investments as of December 31, 2019. Changes in fair value on the Modco trading portfolio, including gains and losses from sales, was passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 4.1%, of our fixed maturities as “held-to-maturity” as of December 31, 2019. These securities are carried at amortized cost on our consolidated balance sheets.
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
The following table presents the reported values of our invested assets:

	As of December 31,
	2019		2018
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2019 - $42,681,872; 2018 - $40,324,531)	$44,737,950	53.1%	$38,180,736	58.1%
Privately issued bonds (amortized cost: 2019 - $23,310,601; 2018 - $16,436,455)	24,030,426	28.5	16,037,885	24.4
Redeemable preferred stocks (amortized cost: 2019 - $100,068; 2018 - $105,639)	99,497	0.1	94,079	0.1
Fixed maturities	68,867,873	81.7	54,312,700	82.6
Equity securities (cost: 2019 - $534,463; 2018 - $589,221)	553,720	0.7	557,708	0.8
Mortgage loans	9,379,401	11.1	7,724,733	11.8
Investment real estate	10,321	—	6,816	—
Policy loans	1,675,121	2.0	1,695,886	2.6
Other long-term investments	2,479,520	2.9	798,342	1.2
Short-term investments	1,320,864	1.6	666,301	1.0
Total investments	$84,286,820	100.0%	$65,762,486	100.0%
Included in the preceding table are $2.5 billion and $2.4 billion of fixed maturities and $91.2 million and $30.9 million of short-term investments classified as trading securities as of December 31, 2019 and 2018, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of December 31, 2019, our fixed maturity investment holdings were approximately $68.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2019		2018
	(Dollars in Thousands)
AAA	$9,371,614	13.6%	$6,811,487	12.5%
AA	7,587,879	11.0	6,196,062	11.4
A	22,861,846	33.2	17,582,219	32.4
BBB	24,484,792	35.6	19,380,611	35.7
Below investment grade	1,737,861	2.5	1,708,847	3.2
Not rated(1)	2,823,881	4.1	2,633,474	4.8
	$68,867,873	100.0%	$54,312,700	100.0%
(1) Our “not rated” securities are $2.8 billion or 4.1% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIE’s”) and are discussed in Note 5, Investment Operations, to the consolidated financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.
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
The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2019	2018
	(Dollars In Thousands)
Corporate securities	$48,400,037	$37,625,411
Residential mortgage-backed securities	6,140,862	3,844,827
Commercial mortgage-backed securities	2,840,952	2,455,312
Other asset-backed securities	1,924,596	1,551,800
U.S. government-related securities	1,079,463	1,674,299
Other government-related securities	625,944	558,244
States, municipals, and political subdivisions	4,932,641	3,875,254
Redeemable preferred stocks	99,497	94,079
Securities issued by affiliates	2,823,881	2,633,474
Total fixed income portfolio	$68,867,873	$54,312,700

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2019	% Fair Value	As of December 31, 2018	% Fair Value
	(Dollars In Thousands)
Banking	$6,403,157	9.3%	$5,201,916	9.6%
Other finance	969,368	1.4	255,445	0.5
Electric utility	5,447,830	7.9	4,547,998	8.4
Energy	4,939,246	7.2	4,058,561	7.5
Natural gas	1,120,052	1.6	829,685	1.5
Insurance	4,969,799	7.2	3,901,365	7.2
Communications	2,654,395	3.9	2,083,723	3.8
Basic industrial	2,176,559	3.2	1,739,119	3.2
Consumer noncyclical	6,492,483	9.4	5,198,741	9.6
Consumer cyclical	2,597,772	3.8	1,841,391	3.4
Finance companies	228,037	0.3	190,712	0.4
Capital goods	3,425,996	5.0	2,705,035	5.0
Transportation	2,128,364	3.1	1,662,502	3.1
Other industrial	646,210	0.9	382,138	0.7
Brokerage	1,347,694	2.0	990,628	1.8
Technology	2,383,634	3.5	1,891,176	3.5
Real estate	531,000	0.8	206,795	0.4
Other utility	37,938	0.1	32,560	—
Commercial mortgage-backed securities	2,840,952	4.1	2,455,312	4.5
Other asset-backed securities	1,924,596	2.8	1,551,800	2.9
Residential mortgage-backed non-agency securities	5,265,776	7.6	3,008,465	5.5
Residential mortgage-backed agency securities	875,086	1.3	836,362	1.5
U.S. government-related securities	1,079,463	1.6	1,674,299	3.1
Other government-related securities	625,944	0.9	558,244	1.0
State, municipals, and political subdivisions	4,932,641	7.1	3,875,254	7.1
Securities issued by affiliates	2,823,881	4.0	2,633,474	4.8
Total	$68,867,873	100.0%	$54,312,700	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2019	2018
	(Dollars In Thousands)
AAA	$280,067	$301,155
AA	309,165	299,438
A	834,808	798,691
BBB	979,157	872,613
Below investment grade	124,370	144,295
Total Modco trading fixed maturities	$2,527,567	$2,416,192
A portion of our bond portfolio is invested in RMBS, CMBS, and ABS. ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2019, were approximately $10.9 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorize the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2019 and 2018:

	As of December 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,182.1	$5,080.1	$3.1	$3.1	$1,680.7	$1,650.3	$649.3	$636.6	$7,515.2	$7,370.1
AA	1.5	1.5	0.1	0.1	578.1	570.0	250.0	240.5	829.7	812.1
A	869.5	851.8	9.9	9.9	503.5	490.7	854.1	860.5	2,237.0	2,212.9
BBB	3.8	3.9	1.3	1.3	78.6	78.9	140.3	138.3	224.0	222.4
Below	32.6	33.0	37.0	37.0	—	—	30.9	31.5	100.5	101.5
	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

Rating %
AAA	85.1%	85.0%	6.0%	6.0%	59.1%	59.2%	33.7%	33.4%	68.9%	68.8%
AA	—	—	0.2	0.2	20.4	20.4	13.0	12.6	7.6	7.6
A	14.3	14.3	19.2	19.2	17.7	17.6	44.4	45.1	20.5	20.6
BBB	0.1	0.1	2.6	2.6	2.8	2.8	7.3	7.2	2.1	2.1
Below	0.5	0.6	72.0	72.0	—	—	1.6	1.7	0.9	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,788.0	$1,752.3	$48.3	$48.3	$1,885.6	$1,855.1	$1,032.0	$1,008.3	$4,753.9	$4,664.0
2016	371.6	360.1	—	—	492.9	486.3	128.6	130.2	993.1	976.6
2017	843.6	822.8	3.1	3.1	256.9	251.6	481.9	485.6	1,585.5	1,563.1
2018	1,374.2	1,332.3	—	—	147.1	139.1	198.0	199.1	1,719.3	1,670.5
2019	1,712.1	1,702.8	—	—	58.4	57.8	84.1	84.2	1,854.6	1,844.8
Total	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2018
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$2,891.9	$2,921.8	$—	$—	$1,396.7	$1,425.1	$533.3	$536.3	$4,821.9	$4,883.2
AA	2.9	2.9	0.2	0.2	527.0	545.8	209.8	207.2	739.9	756.1
A	837.9	846.6	19.0	19.0	493.0	499.1	671.1	687.5	2,021.0	2,052.2
BBB	3.7	3.7	3.1	3.1	38.6	38.5	99.5	100.4	144.9	145.7
Below	22.4	22.4	63.7	63.7	—	—	38.1	38.6	124.2	124.7
	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

Rating %
AAA	76.9%	76.9%	—%	—%	56.8%	56.8%	34.4%	34.1%	61.4%	61.3%
AA	0.1	0.1	0.3	0.3	21.5	21.8	13.5	13.2	9.4	9.5
A	22.3	22.3	22.1	22.1	20.1	19.9	43.2	43.8	25.7	25.8
BBB	0.1	0.1	3.6	3.6	1.6	1.5	6.4	6.4	1.8	1.8
Below	0.6	0.6	74.0	74.0	—	—	2.5	2.5	1.7	1.6
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,113.5	$1,120.9	$86.0	$86.0	$1,501.8	$1,530.0	$729.0	$730.7	$3,430.3	$3,467.6
2015	579.1	586.5	—	—	297.7	302.0	64.4	66.2	941.2	954.7
2016	332.8	340.1	—	—	422.1	440.3	227.5	230.0	982.4	1,010.4
2017	666.6	689.1	—	—	123.0	126.4	406.1	415.5	1,195.7	1,231.0
2018	1,066.8	1,060.8	—	—	110.7	109.8	124.8	127.6	1,302.3	1,298.2
Total	$3,758.8	$3,797.4	$86.0	$86.0	$2,455.3	$2,508.5	$1,551.8	$1,570.0	$7,851.9	$7,961.9

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2019 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 4.36 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2019:

Weighted-Average
Non-agency portfolio	Life
Prime	4.38
Alt-A	5.48
Sub-prime	3.13

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2019, our mortgage loan holdings were approximately $9.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.
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
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of December 31, 2019, assuming the loans are called at their next call dates, approximately $134.0 million will be due in 2020, $683.1 million in 2021 through 2025, and $58.2 million in 2026 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2019 and December 31, 2018, approximately $717.0 million and $700.6 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2019, 2018, and 2017, we recognized, $23.4 million, $29.4 million, and $37.2 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of December 31,
	2019	2018
	(Dollars in Thousands)
Total number of loans	1,832	1,732
Total amortized cost	9,379,401	7,724,733
Total unpaid principal balance	9,271,041	7,602,389
Current allowance for loan losses	(4,884)	(1,296)
Average loan size	5,061	4,389

Weighted-average amortization	20.6 years	22.5 years
Weighted-average coupon	4.48%	4.60%
Weighted-average LTV	53.80%	55.39%
Weighted-average debt coverage ratio	1.73	1.55
We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2019 and 2018, there was an allowance for mortgage loan credit losses of $4.9 million and $1.3 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2019, we estimated the fair value of our mortgage loans to be $9.6 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 2.19% more than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of December 31, 2019, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2019, certain mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2019, we recognized four troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. We did not identify any loans whose principal was permanently impaired during the year ended December 31, 2019.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2019. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.8 billion, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2019, and an overall net unrealized loss of $2.6 billion as of December 31, 2018.
For fixed maturity held that are in an unrealized loss position as of December 31, 2019, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$4,592,798	50.0%	$4,656,345	49.0%	$(63,547)	19.5%
>90 days but <= 180 days	529,414	5.8	544,606	5.7	(15,192)	4.7
>180 days but <= 270 days	87,466	1.0	91,144	1.0	(3,678)	1.1
>270 days but <= 1 year	135,518	1.5	138,901	1.5	(3,383)	1.0
>1 year but <= 2 years	779,839	8.5	816,876	8.6	(37,037)	11.4
>2 years but <= 3 years	384,399	4.2	399,988	4.2	(15,589)	4.8
>3 years but <= 4 years	947,384	10.3	968,425	10.2	(21,041)	6.5
>4 years but <= 5 years	1,714,837	18.7	1,881,030	19.8	(166,193)	51.0
>5 years	—	—	—	—	—	—
Total	$9,171,655	100.0%	$9,497,315	100.0%	$(325,660)	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2019 varies, with 18.3% maturing in less than 5 years, 13.8% maturing between 5 and 10 years, and 67.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2019:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$5,146,987	56.1%	$5,238,319	55.2%	$(91,332)	28.0%
BBB	3,305,210	36.0	3,439,501	36.2	(134,291)	41.3
Investment grade	8,452,197	92.1	8,677,820	91.4	(225,623)	69.3
BB	395,915	4.3	432,030	4.5	(36,115)	11.1
B	107,216	1.2	124,576	1.3	(17,360)	5.3
CCC or lower	216,327	2.4	262,889	2.8	(46,562)	14.3
Below investment grade	719,458	7.9	819,495	8.6	(100,037)	30.7
Total	$9,171,655	100.0%	$9,497,315	100.0%	$(325,660)	100.0%

As of December 31, 2019, the Barclays Investment Grade Index was priced at 93.0 basis points versus a 10 year average of 140.0 basis points. Similarly, the Barclays High Yield Index was priced at 336.0 basis points versus a 10 year average of 481.0 basis points. As of December 31, 2019, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.7%, 1.9%, and 2.4%, as compared to 10 year averages of 1.6%, 2.4%, and 3.2%, respectively.
As of December 31, 2019, 69.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of December 31, 2019, we held a total of 876 positions that were in an unrealized loss position. Included in that amount were 66 positions of below investment grade securities with a fair value of $719.5 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $100.0 million, $92.1 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.9% of invested assets.
As of December 31, 2019, securities in an unrealized loss position that were rated as below investment grade represented 7.9% of the total fair value and 30.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2019:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$113,113	15.7%	$117,880	14.3%	$(4,767)	4.7%
>90 days but <= 180 days	13,162	1.8	14,458	1.8	(1,296)	1.3
>180 days but <= 270 days	47,181	6.6	49,076	6.0	(1,895)	1.9
>270 days but <= 1 year	—	—	—	—	—	—
>1 year but <= 2 years	78,746	10.9	84,440	10.3	(5,694)	5.7
>2 years but <= 3 years	132,775	18.5	144,790	17.7	(12,015)	12.0
>3 years but <= 4 years	35,659	5.0	37,721	4.6	(2,062)	2.1
>4 years but <= 5 years	298,822	41.5	371,130	45.3	(72,308)	72.3
>5 years	—	—	—	—	—	—
Total	$719,458	100.0%	$819,495	100.0%	$(100,037)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2019 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$343,955	3.8%	$349,861	3.7%	$(5,906)	1.8%
Other finance	134,604	1.5	142,979	1.5	(8,375)	2.6
Electric utility	1,600,110	17.4	1,661,652	17.5	(61,542)	18.9
Energy	747,114	8.1	824,578	8.7	(77,464)	23.8
Natural gas	277,024	3.0	283,821	3.0	(6,797)	2.1
Insurance	435,074	4.7	453,430	4.8	(18,356)	5.6
Communications	265,373	2.9	281,086	3.0	(15,713)	4.8
Basic industrial	292,054	3.2	299,647	3.2	(7,593)	2.3
Consumer noncyclical	768,446	8.4	814,268	8.6	(45,822)	14.1
Consumer cyclical	313,898	3.4	330,322	3.5	(16,424)	5.0
Finance companies	23,371	0.3	24,132	0.3	(761)	0.2
Capital goods	226,853	2.5	233,706	2.5	(6,853)	2.1
Transportation	317,788	3.5	326,209	3.4	(8,421)	2.6
Other industrial	112,940	1.2	115,200	1.2	(2,260)	0.7
Brokerage	98,572	1.1	101,330	1.1	(2,758)	0.8
Technology	116,155	1.3	123,424	1.3	(7,269)	2.2
Real estate	—	—	—	—	—	—
Other utility	6,495	—	6,764	—	(269)	0.2
Commercial mortgage-backed securities	487,511	5.3	490,803	5.1	(3,292)	1.0
Other asset-backed securities	696,605	7.6	711,531	7.5	(14,926)	4.6
Residential mortgage-backed non-agency securities	938,299	10.2	943,696	9.9	(5,397)	1.7
Residential mortgage-backed agency securities	133,877	1.5	134,802	1.4	(925)	0.3
U.S. government-related securities	736,968	8.0	742,284	7.8	(5,316)	1.6
Other government-related securities	29,192	0.3	31,183	0.3	(1,991)	0.6
States, municipals, and political subdivisions	69,377	0.8	70,607	0.7	(1,230)	0.4
Total	$9,171,655	100.0%	$9,497,315	100.0%	$(325,660)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2018 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$4,396,876	10.7%	$4,601,424	10.8%	$(204,548)	7.3%
Other finance	106,041	0.3	111,260	0.3	(5,219)	0.2
Electric utility	4,067,195	10.2	4,423,607	10.4	(356,412)	13.0
Energy	3,375,774	8.5	3,674,053	8.6	(298,279)	10.9
Natural gas	723,330	1.8	782,418	1.8	(59,088)	2.2
Insurance	3,404,781	8.6	3,683,699	8.7	(278,918)	10.2
Communications	1,831,159	4.6	2,027,570	4.8	(196,411)	7.2
Basic industrial	1,389,231	3.5	1,504,195	3.5	(114,964)	4.2
Consumer noncyclical	4,238,899	10.7	4,610,843	10.8	(371,944)	13.6
Consumer cyclical	1,383,892	3.5	1,487,892	3.5	(104,000)	3.8
Finance companies	142,317	0.4	153,477	0.4	(11,160)	0.4
Capital goods	2,253,972	5.7	2,401,711	5.6	(147,739)	5.4
Transportation	1,387,012	3.5	1,482,184	3.5	(95,172)	3.5
Other industrial	191,055	0.5	203,221	0.5	(12,166)	0.4
Brokerage	801,822	2.0	842,210	2.0	(40,388)	1.5
Technology	1,347,590	3.4	1,438,149	3.4	(90,559)	3.3
Real estate	73,098	0.2	74,323	0.2	(1,225)	—
Other utility	18,440	—	20,048	0.1	(1,608)	—
Commercial mortgage-backed securities	1,825,110	4.6	1,882,110	4.4	(57,000)	2.1
Other asset-backed securities	836,141	2.1	871,539	2.0	(35,398)	1.3
Residential mortgage-backed non-agency securities	1,740,878	4.4	1,789,956	4.2	(49,078)	1.8
Residential mortgage-backed agency securities	539,896	1.4	552,753	1.3	(12,857)	0.5
U.S. government-related securities	1,215,944	3.1	1,261,666	3.0	(45,722)	1.7
Other government-related securities	355,842	0.9	389,632	0.9	(33,790)	1.2
States, municipals, and political subdivisions	2,133,413	5.4	2,252,315	5.3	(118,902)	4.3
Total	$39,779,708	100.0%	$42,522,255	100.0%	$(2,742,547)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2019:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$9,091,547	14.3%
AA	7,278,714	11.5
A	22,027,038	34.7
BBB	23,505,635	37.0
Investment grade	61,902,934	97.5
BB	1,194,241	1.8
B	192,120	0.3
CCC or lower	227,130	0.4
Below investment grade	1,613,491	2.5
Total	$63,516,425	100.0%
Not included in the table above are $2.4 billion of investment grade and $124.4 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2019. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2019:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$292.4	$—	$292.4
Comcast Corp	266.8	—	266.8
UnitedHealth Group Inc	266.8	—	266.8
Duke Energy Corp	264.5	—	264.5
Apple Inc	260.3	—	260.3
Microsoft Corp	256.2	—	256.2
Exelon Corp	255.7	—	255.7
HSBC Holdings PLC	248.9	4.8	253.7
Verizon Communications Inc	252.1	—	252.1
JP Morgan Chase & Co	250.6	0.3	250.9
Total	$2,614.3	$5.1	$2,619.4
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
Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2019, we recognized approximately $34.5 million of credit related impairments on investment securities in an unrealized loss position that were other-than-temporarily impaired resulting in a charge to earnings.
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

Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2019. As of December 31, 2019, we had no material unfunded exposure and had no material direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,079.4	$1,357.3	$2,436.7
France	424.6	516.5	941.1
Germany	132.2	654.6	786.8
Netherlands	347.1	336.5	683.6
Switzerland	392.5	223.7	616.2
Spain	118.3	387.1	505.4
Ireland	59.4	128.9	188.3
Belgium	—	183.3	183.3
Norway	4.1	146.4	150.5
Finland	147.6	—	147.6
Italy	—	139.3	139.3
Sweden	37.3	56.5	93.8
Denmark	39.9	—	39.9
Luxembourg	—	31.7	31.7
Portugal	—	8.3	8.3
Total securities	2,782.4	4,170.1	6,952.5
Derivatives:
United Kingdom	108.4	—	108.4
Germany	41.0	—	41.0
Switzerland	24.8	—	24.8
France	14.2	—	14.2
Total derivatives	188.4	—	188.4
Total securities and derivatives	$2,970.8	$4,170.1	$7,140.9

Realized Gains and Losses
The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Fixed maturity gains - sales	$61,608	$28,034	$18,790
Fixed maturity losses - sales	(13,897)	(18,183)	(6,007)
Equity gains and losses	46,989	(49,275)	(2,330)
Impairments on fixed maturity securities	(34,453)	(29,724)	(9,112)
Modco trading portfolio	247,331	(185,900)	119,206
Other	967	2,048	(8,572)
Total realized gains (losses) - investments	$308,545	$(253,000)	$111,975

Derivatives related to VA contracts:
Interest rate futures	$(20,012)	$(25,473)	$26,015
Equity futures	5,069	(88,208)	(91,776)
Currency futures	3,095	10,275	(23,176)
Equity options	(149,700)	38,083	(94,791)
Currency options	(94)	—	—
Interest rate swaptions	—	(14)	(2,490)
Interest rate swaps	229,641	(45,185)	27,981
Total return swaps	(78,014)	77,225	(32,240)
Embedded derivative - GLWB	(107,108)	(27,761)	(8,526)
Funds withheld derivative	145,140	(25,541)	138,228
Total derivatives related to VA contracts	28,017	(86,599)	(60,775)
Derivatives related to FIA contracts:
Embedded derivative	(85,573)	35,397	(55,878)
Equity futures	1,717	330	642
Equity options	84,079	(38,885)	44,585
Total derivatives related to FIA contracts	223	(3,158)	(10,651)
Derivatives related to IUL contracts:
Embedded derivative	(12,894)	9,062	(14,117)
Equity futures	420	261	(818)
Equity options	14,882	(6,338)	9,580
Total derivatives related to IUL contracts	2,408	2,985	(5,355)
Embedded derivative - Modco reinsurance treaties	(187,004)	166,757	(103,009)
Derivatives with PLC(1)	27,038	(902)	42,699
Other derivatives	(2,141)	14	50
Total realized gains (losses) - derivatives	(131,459)	79,097	(137,041)
Total realized investment gains (losses)	$177,086	$(173,903)	$(25,066)
(1)These derivatives include an interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.
Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The net realized investment gains (losses), excluding impairments, equities, and Modco trading portfolio activity during the year ended December 31, 2019, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

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

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Other MBS	$(95)	$(169)	$(81)
Corporate securities	(34,358)	(29,555)	(8,031)
Other	—	—	(1,000)
Total	$(34,453)	$(29,724)	$(9,112)
As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2019, we sold securities in an unrealized loss position with a fair value of $542.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$397,082	73.2%	$(4,009)	28.9%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	13,797	2.5	(1,348)	9.7
>270 days but <= 1 year	5,862	1.1	(743)	5.3
>1 year	125,992	23.2	(7,797)	56.1
Total	$542,733	100.0%	$(13,897)	100.0%
For the year ended December 31, 2019, we sold securities in an unrealized loss position with a fair value (proceeds) of $542.7 million. The loss realized on the sale of these securities was $13.9 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2019, we sold securities in an unrealized gain position with a fair value of $2.5 billion. The gain realized on the sale of these securities was $61.6 million.
For the year ended December 31, 2019, net gains of $247.3 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $13.1 million of gains were realized through the sale of certain securities, which will be recovered by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $187.0 million during the year ended December 31, 2019. The losses were due to decreasing treasury yields and credit spreads tightening.
Realized investment gains and losses related to equity securities are primarily driven by changes in fair value due to market fluctuations as changes in fair value of equity securities are recorded in net income. During 2019, both common and preferred equity markets experienced significant volatility and declining prices during the fourth quarter. The realized losses during the period on our equity securities were primarily the result of these market declines.
Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products, structured annuity products, and indexed universal life products. During the year ended December 31, 2019, we experienced net realized gains on derivatives related to VA contracts of approximately $28.0 million. These net gains on derivatives related to VA contracts were affected by capital market impacts, changes in the our non-performance risk, variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2019.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $145.1 million for the year ended December 31, 2019.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized gains of $25.0 million related to the interest support agreement for the year ended December 31, 2019. We recognized gains of $1.8 million related to the YRT premium support agreements for the year ended December 31, 2019.

We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized pre-tax gains of $0.2 million for the year ended December 31, 2019.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $2.1 million for the year ended December 31, 2019.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under a Credit Facility arrangement on an unsecured basis up to an aggregated principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2019. PLC did not have an outstanding balance on the Credit Facility of December 31, 2019.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2019, to fund mortgage loans in the amount of $757.4 million.
Our cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2019, we held cash and short-term investments of $1.5 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Net cash provided by (used in) operating activities	$119,730	$(32,988)	$173,695
Net cash used in investing activities	(2,301,560)	(1,863,432)	(2,536,181)
Net cash provided by financing activities	2,202,182	1,868,965	2,326,902
Total	$20,352	$(27,455)	$(35,584)
For The Year Ended December 31, 2019 as compared to The Year Ended December 31, 2018
Net cash provided by (used in) operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $815.6 million, net of cash acquired, for the GWL&A acquisition for the year ended December 31, 2019, as compared to cash received of $38.5 million for the Liberty transaction for the year ended December 31, 2018.
Net cash provided by financing activities - Changes in cash from financing activities included $159.8 million of outflows from secured financing liabilities for the year ended December 31, 2019, as compared to $522.4 million of outflows for the year ended December 31, 2018 and $1.3 billion inflows of investment product and universal life net activity as compared to $2.3 billion in the prior year. Net issuance of non-recourse funding obligations equaled $195.0 million during the year ended December 31, 2019, as compared to net repayment of $63.9 million during the year ended December 31, 2018. The Company received a capital contribution from its parent of $850.0 million during the year ended December 31, 2019.
For The Year Ended December 31, 2018 as compared to The Year Ended December 31, 2017
Net cash provided by (used in) operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $522.4 million of outflows from secured financing liabilities for the year ended December 31, 2018, as compared to the $220.0 million of inflows for the year ended December 31, 2017 and $2.3 billion inflows of investment product and universal life net activity as compared to $2.4 billion in the prior year. Net repayment of non-recourse funding obligations equaled $63.9 million during the year ended December 31, 2018, as compared to net repayment of $16.1 million during the year ended December 31, 2017. Net activity related to the subordinated debt resulted in inflows of $110.0 million for the year ended December 31, 2018. The Company did not pay a dividend during the year ended December 31, 2018, as compared to a dividend of $259.1 million during the year ended December 31, 2017.
The Company and certain of our subsidiaries, are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2019, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of the Company and its subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for the Company and its subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in our consolidated balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019. As of December 31, 2018, the fair value of securities pledged under the repurchase program was $451.9 million and the repurchase obligation of $418.1 million was included in our consolidated balance sheets (at an average borrowing rate of 245 basis points). During the year ended December 31, 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2019, securities with a fair value of $62.8 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2019, the fair value of the collateral related to this program was $65.5 million and we had an obligation to return $65.5 million of collateral to the securities borrowers.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2020 is approximately $138.4 million.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2019, our total adjusted capital and company action level RBC were approximately $5.4 billion and $1.1 billion, respectively, providing an RBC ratio of approximately 479%.
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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of approximately $12 million on a pre-tax basis for the year ended December 31, 2019, as compared to a negative impact to our statutory surplus of approximately $67 million on a pre-tax basis for the year ended December 31, 2018.
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2019, we ceded premiums to third party reinsurers amounting to $1.5 billion. In addition, we had receivables from reinsurers amounting to $4.2 billion as of December 31, 2019. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 13, Reinsurance to the consolidated financial statements included in this report.
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

As of December 31, 2019, we had outstanding claims receivable from SRUS of $15.2 million, other exposures associated with GAAP reinsurance receivables of approximately $118.4 million, and statutory reserve credit of approximately $134.7 million. We continue to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. We have considered the possible impact of an adverse outcome of the rehabilitation process and believe an adverse outcome would not have a material adverse impact on our operations, liquidity or financial condition.

Captive Reinsurance Companies
The Company and its subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We use captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2019 and 2018, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
For additional information regarding risks, uncertainties, and other factors that could affect our use of captive reinsurers, please see Part I, Item 1A, Risk Factors, of this report.

Ratings
Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the current financial strength ratings of the Company and our significant member companies from the major independent rating organizations:

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A1
West Coast Life Insurance Company	A+	A+	AA-	A1
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A	—	—	—
MONY Life Insurance Company	A+	A+	A+	A1
Our ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a rating organization with respect to our financial strength ratings or those of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the debt and financial strength ratings of PLC and its subsidiaries, including as a result of PLC’s status as a subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a rating organization with respect to PLC’s credit rating could limit its access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require PLC to post collateral. The rating agencies may take various actions, positive or negative, with respect to PLC’s debt ratings, including as a result of its status as a subsidiary of Dai-ichi Life.
LIABILITIES
Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.
As of December 31, 2019, we had policy liabilities and accruals of approximately $54.7 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
 As of December 31, 2019, we carried a $1.8 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,718,288	$332,258	$683,705	$550,724	$3,151,601
Subordinated debt	181,592	3,905	7,810	7,810	162,067
Stable value products(2)	5,749,397	1,891,028	2,653,797	1,074,082	130,490
Operating leases(3)	20,709	5,429	7,656	6,128	1,496
Mortgage loan and investment commitments	840,103	592,514	247,589	—	—
Secured financing liabilities(4)	335,480	335,480	—	—	—
Policyholder obligations(5)	69,028,701	4,312,312	8,147,065	6,634,326	49,934,998
Total	$80,874,270	$7,472,926	$11,747,622	$8,273,070	$53,380,652
(1)Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. Of the total undiscounted cash flows, $1.7 billion relates to the Golden Gate V transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.6 billion relates to the Golden Gate transaction. These cash outflows are matched and predominantly offset by the cash inflows Golden Gate receives from notes issued by nonconsolidated entity and third parties. The remaining amounts are associated with the Golden Gate II notes held by third parties as well as certain obligations assumed with the acquisition of MONY Life Insurance Company.
(2)Anticipated stable value products cash flows including interest.
(3)Includes all lease payments required under operating lease agreements.
(4)Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.
(5)Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As variable separate account obligations are legally insulated from general account obligations, the variable separate account obligations will be fully funded by cash flows from variable separate account assets. We expect to fully fund the general account obligations from cash flows from general account investments.
Employee Benefit Plans
PLC sponsors a tax-qualified defined benefit pension plan (“Qualified Pension Plan”) covering substantially all of PLC’s and the Company’s employees. In addition, PLC sponsors an unfunded, nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) and provides other postretirement benefits to eligible employees.
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
PLC has not yet determined the total amount it will fund during 2020, but may contribute an amount that would eliminate the PBGC variable-rate premiums payable in 2020. PLC currently estimates that amount will be between $10 million and $25 million.
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
Derivative instruments that are used as part of the Company’s foreign currency exchange risk management strategy include foreign currency swaps, foreign currency futures, foreign currency options, foreign equity futures, and foreign equity options.
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts, fixed indexed annuities, and indexed universal life:
•Foreign Currency Futures
•Foreign Currency Options
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
The following table sets forth the estimated fair values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2019 and 2018, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2019
Fixed maturities	$60,430.3	(8.5)%
Mortgage loans	9,066.9	(5.4)
2018
Fixed maturities	$49,935.1	(8.1)%
Mortgage loans	7,035.1	(5.5)
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
As of December 31, 2019 and 2018, we had outstanding mortgage loan commitments of $757.4 million at an average rate of 3.99% and $685.3 million at an average rate of 4.4%, respectively, with estimated fair values of $783.4 million and $671.3 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2019 and 2018, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2019	$741.4	(5.4)%
2018	$638.8	(4.8)%
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
As of December 31, 2019, total derivative contracts with a notional amount of $32.9 billion were in a $856.0 million net loss position. Included in the $32.9 billion is a notional amount of $3.5 billion in a $199.6 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $1.8 billion in a $70.6 million net loss position that relates to our funds withheld derivative, $4.0 billion in a $186.0 million net loss position that relates to our GLWB embedded derivatives, $2.9 billion in a $332.9 million net loss position that relates to our FIA embedded derivatives, and $301.6 million in a $151.8 million net loss position that relates to our IUL embedded derivatives, and $199.4 million in a $53.2 million net loss position that relates to our other derivatives.
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
We recognized losses of $131.5 million, gains of $79.1 million, and losses of $137.0 million related to derivative financial instruments for the years ended December 31, 2019, 2018, and 2017, respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates(1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2019
Futures	$1,565.3	$(2.8)	$(9.1)	$9.9
Rec floating pay fixed swaps	400.0	—	10.0	(11.6)
Rec fixed pay floating swaps	2,228.0	98.7	(198.8)	450.6
GLWB embedded derivative	4,040.4	(186.0)	(28.8)	(387.2)
Total	$8,233.7	$(90.1)	$(226.7)	$61.7

2018
Futures	$1,149.9	$(9.8)	$13.1	$(33.3)
Rec floating pay fixed swaps	400.0	—	12.9	(14.5)
Rec fixed pay floating swaps	2,240.5	17.1	(223.0)	302.0
GLWB embedded derivative	5,991.2	(43.3)	65.0	(185.5)
Total	$9,781.6	$(36.0)	$(132.0)	$68.7
(1)Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2019 and 2018.
(2)Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

	Notional Amount	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
			+10%	–10%
	(Dollars In Millions)
2019
Futures	$334.6	$(0.3)	$(16.3)	$15.8
Options	11,513.4	246.8	239.2	267.7
Rec floating pay asset swaps	711.7	(1.9)	(71.7)	67.9
Rec asset pay floating swaps	137.8	(0.4)	9.4	(8.0)
GLWB embedded derivative	4,040.4	(186.0)	(133.6)	(249.1)
FIA embedded derivative	2,892.8	(332.9)	(360.0)	(293.9)
IUL embedded derivative	301.6	(151.8)	(155.4)	(139.1)
Total	$19,932.3	$(426.5)	$(488.4)	$(338.7)

2018
Futures	$672.0	$(33.3)	$27.0	$(93.5)
Options	9,823.9	186.0	179.2	240.3
Rec floating pay asset swaps	768.2	(23.1)	(102.3)	56.2
Rec asset pay floating swaps	138.1	4.0	18.2	(10.2)
GLWB embedded derivative	5,991.2	(43.3)	(31.7)	(55.9)
FIA embedded derivative	2,576.1	(217.3)	(261.2)	(212.7)
IUL embedded derivative	233.6	(90.2)	(96.4)	(87.4)
Total	$20,203.1	$(217.2)	$(267.2)	$(163.2)
The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2019
Futures	$264.9	$(1.7)	$(28.3)	$24.9
Rec fixed pay fixed swaps	117.2	(11.4)	1.0	(23.7)
	$382.1	$(13.1)	$(27.3)	$1.2
2018
Futures	$202.7	$(2.2)	$(22.6)	$18.2
Rec fixed pay fixed swaps	117.2	(0.9)	11.6	(13.4)
	$319.9	$(3.1)	$(11.0)	$4.8

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
Our stable value contract and annuity products tend to be more sensitive to market risks than our non-annuity products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $5.1 billion of our stable value contracts have no early termination rights.
As of December 31, 2019, we had $5.4 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows) and $14.3 billion of annuity account balances with an estimated fair value of $16.0 billion (using discounted cash flows). As of December 31, 2018, we had $5.2 billion of stable value product account balances with an estimated fair value of $5.2 billion (using discounted cash flows) and $13.7 billion of annuity account balances with an estimated fair value of $13.3 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
		+100 bps	–100 bps
	(Dollars In Millions)
2019
Stable value product account balances	$5,551.2	$5,449.1	$5,653.3
Annuity account balances	15,973.1	15,737.3	16,209.0

2018
Stable value product account balances	$5,200.7	$5,106.1	$5,295.4
Annuity account balances	13,272.2	13,018.3	13,419.2
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary
December 31, 2019
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$78	$1,735	$1,813
>2% - 3%	4,119	1,401	1,608	7,128
>3% - 4%	9,157	567	507	10,231
>4% - 5%	2,439	443	1	2,883
>5% - 6%	326	—	—	326
Subtotal	16,041	2,489	3,851	22,381
Fixed Annuities
1%	$225	$493	$2,020	$2,738
>1% - 2%	443	227	1,897	2,567
>2% - 3%	1,518	83	2	1,603
>3% - 4%	282	3	—	285
>4% - 5%	251	—	—	251
>5% - 6%	2	—	—	2
Subtotal	2,721	806	3,919	7,446
Total	$18,762	$3,295	$7,770	$29,827

Percentage of Total	63%	11%	26%	100%

Credit Rate Summary
December 31, 2018
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$2,392	$1,322	$2,031	$5,745
>3% - 4%	4,512	924	499	5,935
>4% - 5%	2,445	435	1	2,881
>5% - 6%	188	—	—	188
Subtotal	9,537	2,681	2,531	14,749
Fixed Annuities
1%	$341	$584	$2,278	$3,203
>1% - 2%	370	165	1,145	1,680
>2% - 3%	1,686	102	3	1,791
>3% - 4%	261	4	—	265
>4% - 5%	260	—	—	260
>5% - 6%	2	—	—	2
Subtotal	2,920	855	3,426	7,201
Total	$12,457	$3,536	$5,957	$21,950

Percentage of Total	57%	16%	27%	100%
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

The following presents PLC’s estimates of the hypothetical impact to the December 31, 2019 benefit obligation and to the 2018 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans(1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(31,467)	$(4,548)
100 basis point decrease	37,848	5,411
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(530)	$(125)
100 basis point decrease	3,105	160
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
The following presents PLC’s estimates of the hypothetical impact to the 2019 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Postretirement Life Insurance Plan
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(2,740)	$(46)
100 basis point decrease	2,739	46

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
Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
The following financial statements are located in this report on the pages indicated.

Page
Consolidated Statements of Income For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	112
Consolidated Statements of Comprehensive Income (Loss) For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	113
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018	114
Consolidated Statements of Shareowner’s Equity For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	116
Consolidated Statements of Cash Flows For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	117
Notes to Consolidated Financial Statements:
1. Basis of Presentation	119
2. Summary of Significant Accounting Policies	119
3. Significant Transactions	132
4. MONY Closed Block of Business	136
5. Investment Operations	138
6. Fair Value of Financial Instruments	145
7. Derivative Financial Instruments	158
8. Offsetting of Assets and Liabilities	163
9. Mortgage Loans	166
10. Deferred Acquisition Costs and Value of Business Acquired	171
11. Goodwill	171
12. Certain Nontraditional Long-Duration Contracts	172
13. Reinsurance	173
14. Debt and Other Obligations	175
15. Commitments and Contingencies	181
16. Shareowner's Equity	182
17. Employee Benefit Plans	182
18. Accumulated Other Comprehensive Income (Loss)	189
19. Income Taxes	190
20. Supplemental Cash Flow Information	193
21. Related Party Transactions	193
22. Statutory Reporting Practices and Other Regulatory Matters	194
23. Operating Segments	195
24. Consolidated Quarterly Results-Unaudited	199
25. Subsequent Events	200
Report of Independent Registered Public Accounting Firm	201
For supplemental quarterly financial information, please see Note 24, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$4,056,202	$3,656,508	$3,456,362
Reinsurance ceded	(1,517,204)	(1,383,510)	(1,367,096)
Net of reinsurance ceded	2,538,998	2,272,998	2,089,266
Net investment income	2,818,830	2,338,902	1,923,056
Realized investment gains (losses)	211,539	(144,179)	(15,954)
Other-than-temporary impairment losses	(67,161)	(56,578)	(1,332)
Portion recognized in other comprehensive income (before taxes)	32,708	26,854	(7,780)
Net impairment losses recognized in earnings	(34,453)	(29,724)	(9,112)
Other income	417,155	321,019	325,411
Total revenues	5,952,069	4,759,016	4,312,667
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2019 - $1,244,379; 2018 - $1,185,929; 2017 - $1,235,227)	4,256,062	3,511,252	2,955,005
Amortization of deferred policy acquisition costs and value of business acquired	175,653	226,066	79,443
Other operating expenses, net of reinsurance ceded: (2019 - $229,851; 2018 - $210,816; 2017 - $226,578)	836,906	774,110	814,211
Total benefits and expenses	5,268,621	4,511,428	3,848,659
Income before income tax	683,448	247,588	464,008
Income tax expense (benefit)
Current	390,314	123,624	36,565
Deferred	(259,850)	(69,963)	(754,974)
Total income tax expense (benefit)	130,464	53,661	(718,409)
Net income	$552,984	$193,927	$1,182,417

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Net income	$552,984	$193,927	$1,182,417
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2019 - $753,312; 2018 - $(375,256); 2017 - $332,593)	2,833,888	(1,411,674)	705,859
Reclassification adjustment for investment amounts included in net income, net of income tax: (2019 - $(2,784); 2018 - $4,174; 2017 - $(397))	(10,474)	15,699	(944)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(950); 2018 - $(5,517); 2017 - $762)	(3,574)	(20,751)	391
Change in accumulated (loss) gain - derivatives, net of income tax: (2019 - $(2,600); 2018 - $(501); 2017 - $(303))	(9,781)	(1,884)	(563)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2019 - $479; 2018 - $301; 2017 - $243)	1,799	1,130	451
Total other comprehensive income (loss)	2,811,858	(1,417,480)	705,194
Total comprehensive income (loss)	$3,364,842	$(1,223,553)	$1,887,611

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2019 - $63,268,660; 2018 - $54,233,151)	$66,043,992	$51,679,226
Fixed maturities, at amortized cost (fair value: 2019 - $3,025,790; 2018 - $2,547,210)	2,823,881	2,633,474
Equity securities, at fair value (cost: 2019 - $534,463; 2018 - $589,221)	553,720	557,708
Mortgage loans (related to securitizations: 2019 - $—; 2018 - $134)	9,379,401	7,724,733
Investment real estate, net of accumulated depreciation (2019 - $203; 2018 - $251)	10,321	6,816
Policy loans	1,675,121	1,695,886
Other long-term investments	2,479,520	798,342
Short-term investments	1,320,864	666,301
Total investments	84,286,820	65,762,486
Cash	171,752	151,400
Accrued investment income	715,388	633,087
Accounts and premiums receivable	174,202	97,033
Reinsurance receivables	4,181,100	4,486,029
Deferred policy acquisition costs and value of business acquired	3,519,555	3,026,330
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2019 - $253,759; 2018 - $197,368)	583,426	612,854
Property and equipment, net of accumulated depreciation (2019 - $49,357; 2018 - $30,989)	211,745	183,843
Other assets	499,309	377,845
Assets related to separate accounts
Variable annuity	12,730,090	12,288,919
Variable universal life	1,135,666	937,732
Reinsurance assumed	11,443,105	—
Total assets	$120,477,669	$89,383,069

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,943,962	$41,900,618
Unearned premiums	794,832	769,620
Total policy liabilities and accruals	54,738,794	42,670,238
Stable value product account balances	5,443,752	5,234,731
Annuity account balances	14,289,907	13,720,081
Other policyholders’ funds	1,576,856	1,128,379
Other liabilities	2,977,278	1,939,718
Income tax payable	34,224	27,189
Deferred income taxes	1,371,970	898,339
Debt	968	1,319
Subordinated debt	110,000	110,000
Non-recourse funding obligations	3,082,753	2,888,329
Secured financing liabilities	335,480	495,307
Liabilities related to separate accounts
Variable annuity	12,730,090	12,288,919
Variable universal life	1,135,666	937,732
Reinsurance assumed	11,443,105	—
Total liabilities	109,270,843	82,340,281
Commitments and contingencies - Note 15
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2019 and 2018 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	7,410,537
Retained earnings	1,533,645	1,031,465
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2019 - $(383,311); 2018 - $(367,217))	1,441,978	(1,381,436)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(7,004); 2018 - $(6,054))	(26,347)	(22,773)
Accumulated gain (loss) - derivatives, net of income tax: (2019 - $(2,123); 2018 - $(2))	(7,989)	(7)
Total shareowner’s equity	11,206,826	7,042,788
Total liabilities and shareowner’s equity	$120,477,669	$89,383,069

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2016	$2	$5,000	$7,422,407	$(32,695)	$(655,040)	$6,739,674
Net income for 2017				1,182,417		1,182,417
Other comprehensive income					705,194	705,194
Comprehensive income for 2017						1,887,611
Cumulative effect adjustments				26,338	(26,338)	—
Dividends paid to the parent company				(259,089)		(259,089)
Return of capital			(43,911)			(43,911)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285
Net income for 2018				193,927		193,927
Other comprehensive loss					(1,417,480)	(1,417,480)
Comprehensive loss for 2018						(1,223,553)
Cumulative effect adjustments				(79,433)	(10,552)	(89,985)
Prior period adjustment			32,041			32,041
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income for 2019				552,984		552,984
Other comprehensive income					2,811,858	2,811,858
Comprehensive income for 2019						3,364,842
Cumulative effect adjustments				(50,804)		(50,804)
Capital contributions from parent			850,000			850,000
Balance, December 31, 2019	$2	$5,000	$8,260,537	$1,533,645	$1,407,642	$11,206,826

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$552,984	$193,927	$1,182,417
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(177,086)	173,903	25,066
Amortization of deferred policy acquisition costs and value of business acquired	175,653	226,066	79,443
Capitalization of deferred policy acquisition costs	(407,556)	(446,594)	(335,603)
Depreciation and amortization expense	74,216	67,125	61,740
Deferred income tax	(259,850)	(69,963)	(754,974)
Accrued income tax	7,035	104,175	19,377
Interest credited to universal life and investment products	1,342,563	963,471	692,993
Policy fees assessed on universal life and investment products	(1,729,044)	(1,553,994)	(1,354,685)
Change in reinsurance receivables	304,929	315,134	269,294
Change in accrued investment income and other receivables	(45,117)	50,112	(19,148)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(543,963)	(550,367)	(331,880)
Trading securities:
Maturities and principal reductions of investments	113,543	155,692	165,575
Sale of investments	399,288	493,141	281,441
Cost of investments acquired	(368,369)	(589,379)	(355,410)
Other net change in trading securities	(47,635)	38,346	9,151
Amortization of premiums and accretion of discounts on investments and mortgage loans	319,467	308,407	319,264
Change in other liabilities	408,700	103,465	265,595
Other, net	(28)	(15,655)	(45,961)
Net cash provided by (used in) operating activities	119,730	(32,988)	173,695
See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,980,966	1,189,366	695,349
Sale of investments, available-for-sale	4,242,259	2,573,826	1,801,173
Cost of investments acquired, available-for-sale	(6,421,411)	(4,865,104)	(4,013,245)
Change in investments, held-to-maturity	(195,000)	81,000	47,000
Mortgage loans:
New lendings	(1,322,981)	(1,589,459)	(1,671,929)
Repayments	1,016,899	1,068,552	923,347
Change in investment real estate, net	(3,366)	978	(104)
Change in policy loans, net	64,767	51,218	34,625
Change in other long-term investments, net	(35,536)	(169,293)	(91,934)
Change in short-term investments, net	(594,314)	(164,384)	(207,722)
Net unsettled security transactions	(184,963)	13,384	(19,023)
Purchase of property and equipment	(33,306)	(91,972)	(33,718)
Cash received (paid) related to reinsurance transactions	(815,574)	38,456	—
Net cash used in investing activities	(2,301,560)	(1,863,432)	(2,536,181)
Cash flows from financing activities
Borrowings under subordinated debt	—	110,000	—
Issuance (repayment) of non-recourse funding obligations	195,000	(63,890)	(16,070)
Secured financing liabilities	(159,826)	(522,442)	220,028
Capital Contributions from parent/Dividends/Return of capital to the parent company	850,000	—	(303,000)
Investment product and universal life deposits	5,183,845	5,650,100	4,683,121
Investment product and universal life withdrawals	(3,865,961)	(3,304,415)	(2,256,981)
Other financing activities, net	(876)	(388)	(196)
Net cash provided by financing activities	2,202,182	1,868,965	2,326,902
Change in cash	20,352	(27,455)	(35,584)
Cash at beginning of period	151,400	178,855	214,439
Cash at end of period	$171,752	$151,400	$178,855

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, PLC remained as an SEC registrant within the United States until January 23, 2020, when it suspended its reporting obligations with the SEC under the Securities Exchange Act of 1934. Subsequent to the Merger date, the Company has continued to be an SEC registrant for financial reporting purposes in the United States. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. PLC is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.
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
During the second quarter of 2019, the Company recorded an adjustment related to prior periods to correct an error pertaining to the deferred policy acquisitions costs (“DAC”) tax reimbursements paid under reinsurance agreements the Company entered in previous years. The adjustment resulted in an $8.96 million increase to accounts and premiums receivable on the Company’s consolidated balance sheet, with a corresponding increase to other income. The Company concluded that the adjustment was not quantitatively or qualitatively material to previously reported periods or the second quarter of 2019 interim period. As a result, this adjustment was recorded by the Company within the consolidated financial statements as of and for the period ended June 30, 2019.
Entities Included
The consolidated financial statements include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investments and certain derivatives fair values, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm's length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party service or an independent broker quotation. Included in the pricing of other asset-backed securities, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal and underlying collateral support over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral. The basis for the cost of securities sold was determined at the Committee on Uniform Securities Identification Procedures (“CUSIP”) level on a first in first out basis. The committee supplies a unique nine-character identification, called a CUSIP number, for each class of security approved for trading in the U.S., to facilitate clearing and settlement. These numbers are used when any buy and sell orders are recorded.

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

Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $183.7 million as of December 31, 2019 and $153.3 million as of December 31, 2018, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
Policy Loans

Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.00% to 7.08%) the Company expects to experience in future periods when determining the present value of estimated gross profits. These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized.
Value of Businesses Acquired
In conjunction with the Merger and the acquisition of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flows and earnings of associated insurance policies and investment contracts. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from associated insurance policies and investment contracts acquired. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company believes to be those of a market participant. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY Life Insurance Company (“MONY”) block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, account values, or insurance in-force. VOBA is subject to annual recoverability testing.

Included within the deferred policy acquisition costs and value of business acquired line of the Company’s consolidated balance sheets are amounts related to certain contracts or blocks of business that have negative VOBA. These amounts are presented on a net basis with positive VOBA amounts within this line on the Company’s consolidated balance sheets. Negative VOBA is amortized over the life of the related policies based on the amount of insurance in-force (for life insurance) or account values (for annuities). Such amortization is recorded in the amortization of deferred policy acquisition costs and value of business acquired line of the Company’s consolidated statements of income on a net basis with any positive VOBA amortization.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, technology, and software. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Software is generally amortized over a three - five year useful life.
Intangible assets recognized by the Company included the following (excluding goodwill):

	As of December 31,		Estimated
	2019	2018	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$366,423	$377,441	14-22
Trade names	71,918	78,629	13-17
Technology	85,454	93,433	7-14
Other	27,631	31,351
Total intangible assets subject to amortization	551,426	580,854

Insurance licenses	32,000	32,000	Indefinite
Total intangible assets	$583,426	$612,854
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2020	$54,350
2021	51,746
2022	48,206
2023	46,519
2024	45,406
Property and Equipment
In conjunction with the Merger, property and equipment was recorded at fair value as of the Merger date and will be depreciated from this basis in future periods based on the respective estimated useful lives. Real estate assets were recorded at appraised values as of the acquisition date. The Company has estimated the remaining useful life of the home office building, as of the date of the Merger, to be 25 years. Land is not depreciated.
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
In 2019, the Company adopted Accounting Standards Update (“ASU” or “Update”) No. 2016-02 - Leases which addressed certain aspects of recognition, measurement, presentation, and disclosure of leases. The Update required all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The Company recorded a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $18.2 million on its consolidated balance sheet reflected in the property and equipment, net of accumulated depreciation and other liabilities line items, respectively.

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Home office building	$153,456	$144,669
Data processing equipment	37,303	28,793
Capital leases	24,941	1,863
Other, principally furniture and equipment	20,482	14,587
Total property and equipment subject to depreciation	236,182	189,912
Accumulated depreciation	(49,357)	(30,989)
Land	24,920	24,920
Total property and equipment	$211,745	$183,843
Separate Accounts
The separate account assets represent funds for which the Company does not bear the investment risk. These assets are carried at fair value and are equal to the separate account liabilities, which represent the policyholder’s equity in those assets. The investment income and investment gains and losses on the separate account assets accrue directly to the policyholder. These amounts are reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income. Fees are generally based on the daily net assets of the policyholder’s account value and recognized as revenue when assessed. Beginning in 2019, assets and liabilities related to separate accounts include balances related to separate accounts assumed through reinsurance. These balances relate to variable annuity and variable life policies that we have reinsured on a modified coinsurance basis.
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

The Company records its stable value contract liabilities in the consolidated balance sheets in stable value product account balances at the deposit amount plus accrued interest, adjusted for any unamortized premium or discount. Interest on the contracts is accrued based upon contract terms. Any premium or discount is amortized using the effective yield method.
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2019 and 2018, the Company had $3,876.6 million and $4,083.8 million, respectively, of stable value product account balances marketed through structured programs. Most of the Company’s outstanding GICs and funding agreements have maturities of one to twelve years.
As of December 31, 2019, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2020	$1,765.2
2021 - 2022	2,535.1
2023 - 2024	1,029.1
Thereafter	114.0
Derivative Financial Instruments
GAAP requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative financial instruments in the consolidated balance sheet in other long-term investments and other liabilities. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the statement of other comprehensive income (loss), depending upon whether the derivative instrument qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in earnings. Changes in the fair value of derivatives that are recognized in current earnings are reported in Realized investment gains (losses). For additional information, see Note 7, Derivative Financial Instruments.
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company reinsures certain risks associated with the GLWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2019 and 2018, the Company’s net GLWB liability held, including the impact of reinsurance, was $186.0 million and $43.3 million, respectively.
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
Income Taxes
The Company's income tax returns are included in PLC's consolidated U.S. income tax return.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 19, Income Taxes.

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., the investment income not subject to tax). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income. Components of accumulated other comprehensive income (loss) (“AOCI”) are presented net of tax, and it is the Company's policy to use the aggregate portfolio approach to clear the disproportionate tax effects that remain in AOCI as a result of tax rate changes and certain other events. Under the aggregate portfolio approach, disproportionate tax effects are cleared only when the portfolio of investments that gave rise to the deferred tax item is sold or otherwise disposed of in its entirety.

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

Variable Interest Entities
The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, which is recorded on the balance sheet as fixed maturities at amortized cost. For more information on the Company’s investment in a VIE refer to Note 5, Investment Operations, to the consolidated financial statements.
Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
Future policy benefit liabilities for the years indicated are as follows:

	As of December 31,
	2019	2018	2019	2018
	Total Policy Liabilities and Accruals		Reinsurance Receivable
	(Dollars In Thousands)
Life and annuity benefit reserves	$52,478,019	$40,883,229	$3,279,374	$3,573,500
Unpaid life claim liabilities	810,585	654,077	373,942	383,620
Life and annuity future policy benefits	53,288,604	41,537,306	3,653,316	3,957,120
Other policy benefits reserves	422,579	142,855	69,316	80,688
Other policy benefits unpaid claim liabilities	232,779	220,457	170,603	175,591
Future policy benefits and claims and associated reinsurance receivable	$53,943,962	$41,900,618	$3,893,235	$4,213,399
Unearned premiums	794,832	769,620	287,865	272,630
Total policy liabilities and accruals and associated reinsurance receivable	$54,738,794	$42,670,238	$4,181,100	$4,486,029
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
Traditional Life, Health, and Credit Insurance Products
Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. In accordance with ASC 805, the liabilities for future policy benefits on traditional life insurance products, when combined with the associated VOBA, were recorded at fair value on the date of the Merger. These values, subsequent to the Merger, are computed using assumptions that include interest rates, mortality, lapse rates, expense estimates, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2019, range from approximately 2.50% to 5.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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
Universal Life and Investment Products
Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.18% to 11.25% in 2019.
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
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these FIA products at fair value. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses). For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a UL - Type insurance contract in accordance with ASC Topic 944 -Financial Services-Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company did not elect to value these indexed universal life (“IUL”) products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses). For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 6, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accrued interest and benefit claims incurred during the period.

The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical to those noted above for universal life and investment products except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB, as of December 31, 2019, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2019 and 2018, the GMDB reserve, including the impact of reinsurance, was $30.2 million and $34.7 million.
Property and Casualty Insurance Products
Property and casualty insurance products include service contract business, surety bonds, and guaranteed asset protection (“GAP”). Premiums and fees associated with service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Commissions and fee income associated with other products are recognized as earned when the related services are provided to the customer. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Such reserves are computed by pro rata methods or methods related to anticipated claims. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.
Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. In consideration of the amendments in this Update, the Company revised its recognition pattern for administrative fees associated with certain vehicle service and GAP products. Previously, these fees were recognized based on the work effort involved in satisfying the Company’s contract obligations. The Company has recognized these fees on a claims occurrence basis in future periods. To reflect this change in accounting principle, the Company recorded a cumulative effect adjustment as of January 1, 2018 that resulted in a decrease in retained earnings of $90.0 million. The pre-tax impact to each affected line item on the Company’s financial statements is reflected in the table below:

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
Accounting Pronouncements Recently Adopted
ASU No. 2016-02 - Leases. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of leases. The most significant change relates to the accounting model used by lessees. The Update requires all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The lease asset and liability are measured at the present value of the minimum lease payments less any upfront payments or fees. The amendments in the Update became effective for annual and interim periods beginning after December

15, 2018 on a modified retrospective basis. The Company recorded a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $18.2 million on its consolidated balance sheet reflected in the property and equipment and other liabilities, net of accumulated depreciation line items, respectively.

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

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update are designed to permit hedge accounting to be applied to a broader range of hedging strategies as well as to more closely align hedge accounting and risk management objectives. Specific provisions include requiring changes in the fair value of a hedging instrument be recorded in the same income statement line as the hedged item when it affects earnings. In addition, after a hedge has initially qualified as an effective hedge, the Update permits the use of a qualitative hedge effectiveness test in subsequent periods. The amendments in this Update became effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. At adoption, January 1, 2019, this standard did not have an impact on the Company's operations or financial results.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. The new model will not apply to debt securities classified as available-for-sale. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. A vendor-provided credit loss model will be used to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded mortgage loan commitments, and the Company will use an internally-developed model to measure the allowance for amounts recoverable from reinsurers. The Company has completed the development and testing of the models to calculate the allowance for credit losses for these assets, and implemented new processes and controls with respect to the measurement and recognition of the allowance and related disclosures. Based on current estimates, the Company expects that the cumulative effect adjustment reported in its first quarter 2020 financial statements will reflect a reduction in retained earnings of approximately $172.0 million, excluding the offsetting impact to deferred taxes, DAC, VOBA, and other items.

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update were originally effective for periods beginning after December 15, 2020. However, in November 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-09 – Financial Services – Insurance (Topic 944): Effective Date which extended the implementation deadline by one year to periods beginning after December 15, 2021. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update remove certain exceptions to the general principles in Topic 740 related to intraperiod tax allocations, interim tax calculations, and outside basis differences. The amendments also clarify and amend guidance in certain other areas of Topic 740 in order to eliminate diversity in practice. The amendments in this Update are effective for public business entities in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is reviewing its accounting policies and processes to ensure compliance with the revised guidance, upon adoption.
3.  SIGNIFICANT TRANSACTIONS
On May 1, 2018, The Lincoln National Life Insurance Company (“Lincoln Life”) completed the acquisition (the “Closing”) of Liberty Mutual Group Inc.’s (“Liberty Mutual”) Group Benefits Business and Individual Life and Annuity Business (the “Liberty Individual Life Business”) through the acquisition of all of the issued and outstanding capital stock of Liberty Life Assurance Company of Boston (“Liberty”). In connection with the Closing and pursuant to the Master Transaction Agreement, dated January 18, 2018 (the “Liberty Master Transaction Agreement”) the Company and Protective Life and Annuity Insurance Company (“PLAIC”), a wholly owned subsidiary, entered into reinsurance agreements (the “Reinsurance Agreements”) and related ancillary documents (including administrative services agreements and transition services agreements) providing for the reinsurance and administration of the Liberty Individual Life Business.

Pursuant to the Reinsurance Agreements, Liberty ceded to the Company and PLAIC the insurance policies related to the Life Business on a 100% coinsurance basis. The aggregate ceding commission for the reinsurance of the Life Business was $422.4 million, which is the purchase price.

All policies issued in states other than New York were ceded to the Company under a reinsurance agreement between Liberty and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between Liberty and PLAIC. The aggregate statutory reserves of Liberty ceded to the Company and PLAIC as of the closing of the Transaction were approximately $13.2 billion, which amount was based on initial estimates. The final reserve amount determined on a GAAP basis, as adjusted during the measurement period, was $13.7 billion. Pursuant to the terms of the Liberty Reinsurance Agreements, each of the Company and PLAIC are required to maintain assets in trust for the benefit of Liberty to secure their respective obligations to Liberty under the Liberty Reinsurance Agreements. The trust accounts were initially funded by each of the Company and PLAIC principally with the investment assets that were received from Liberty. Additionally, the Company and PLAIC have each agreed to provide, on behalf of Liberty, administration and policyholder servicing of the Life Business reinsured by it pursuant to administrative services agreements between Liberty and each of the Company and PLAIC.

The terms of the Reinsurance Agreements resulted in an acquisition of the Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

The following table details the purchase consideration and allocation of assets acquired and liabilities assumed from the Life Business reinsurance transaction as of the transaction date.

Fair Value As of May 1, 2018
(Dollars in Thousands)
Assets
Fixed maturities	$12,588,512
Mortgage loans	435,405
Policy loans	131,489
Total investments	13,155,406
Cash	38,457
Accrued investment income	152,030
Reinsurance receivables	272
Value of business acquired	374,739
Other assets	916
Total assets	13,721,820
Liabilities
Future policy benefits and claims	$11,750,196
Unearned premiums	—
Total policy liabilities and accruals	11,750,196
Annuity account balances	1,864,141
Other policyholders’ funds	41,936
Other liabilities	65,547
Total liabilities	13,721,820
Net assets acquired	$—
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
The amount of revenue and income before income tax of the Life Business since the transaction date, May 1, 2018, included in the consolidated statements of income for the year ended December 31, 2018, amounted to $578.0 million and $49.8 million, respectively. Also, included in the income before income tax for the year ended December 31, 2018, is approximately $5.5 million of non-recurring transaction costs.
Great-West Life & Annuity Insurance Company
On January 23, 2019, the Company entered into a Master Transaction Agreement (the “GWL&A Master Transaction Agreement”) with Great-West Life & Annuity Insurance Company (“GWL&A”), Great-West Life & Annuity Insurance Company of New York (“GWL&A of NY”), The Canada Life Assurance Company (“CLAC”) and The Great-West Life Assurance Company (“GWL” and, together with GWL&A, GWL&A of NY and CLAC, the “Sellers”), pursuant to which the Company will acquire via reinsurance (the “Transaction”) substantially all of the Sellers’ individual life insurance and annuity business (the “GW Individual Life Business”).
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
As of the purchase date, the Company recorded an estimate in the amount of $49.5 million related to contingent consideration. The final ceding commission will be adjusted based on any changes in contingent consideration. These amounts are accrued within other liabilities in the Company’s consolidated condensed balance sheet.

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

Great West is also entitled to a payment for certain post-closing sales occurring between June 1, 2019 and December 31, 2019. The liability as of December 31, 2019 was $0.5 million, which represents the Company's best estimate of the present value of future payments.

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

Fair Value as of June 1, 2019
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,966
Mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,521,965
Total investments	11,650,161
Cash	34,835
Accrued investment income	101,452
Accounts and premiums receivable	62
Premium due and deferred	1,642
Value of business acquired	514,124
Other intangibles	21,300
Other assets	5,525
Assets related to separate accounts	9,583,217
Total assets	21,912,318
LIABILITIES
Future policy benefits and claims	$11,000,822
Annuity account balances	220,064
Other policyholders’ funds	220,117
Other liabilities	75,456
Liabilities related to separate accounts	9,583,217
Total liabilities	21,099,676
NET ASSETS ACQUIRED	$812,642

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

	Unaudited
	For The Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Revenue	$6,322,962	$5,592,419
Net income	$570,079	$253,238
The amount of revenue and income before income tax of the GW Individual Life Business since the transaction date, June 1, 2019, included in the consolidated statements of income for the year ended December 31, 2019, amounted to $539.8 million and $98.8 million, respectively. The Company incurred approximately $12.2 million of non-recurring transaction costs for the year ended December 31, 2019.
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

Year	Amount
(Dollars In Thousands)
2020	$1,463
2021	1,463
2022	1,463
2023	1,463
2024	1,463

Based on the balance recorded as of June 1, 2019, the expected amortization of value of business acquired ("VOBA") for the next five years is as follows:

Year	Amount
(Dollars In Thousands)
2020	$(19,741)
2021	(12,153)
2022	(5,090)
2023	1,143
2024	6,184

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
Summarized financial information for the Closed Block as of December 31, 2019 and December 31, 2018 and is as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,836,815	$5,679,732
Policyholder dividend obligation	278,505	—
Other liabilities	11,247	22,505
Total closed block liabilities	6,126,567	5,702,237
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,682,731	4,257,437
Mortgage loans on real estate	72,829	75,838
Policy loans	640,134	672,213
Cash and other invested assets	44,877	116,225
Other assets	107,177	136,388
Total closed block assets	5,547,748	5,258,101
Excess of reported closed block liabilities over closed block assets	578,819	444,136
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $167,285 and $(141,128); and net of income tax: $(35,130) and $61,676	—	(120,528)
Future earnings to be recognized from closed block assets and closed block liabilities	$578,819	$323,608
Reconciliation of the policyholder dividend obligation is as follows:

	For The Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$—	$160,712
Applicable to net revenue (losses)	(29,908)	(33,014)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligation	308,413	(127,698)
Policyholder dividend obligation, ending balance	$278,505	$—

Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Revenues
Premiums and other income	$162,288	$171,117	$180,097
Net investment income	206,523	202,282	203,964
Net investment gains	(1,603)	(1,970)	910
Total revenues	367,208	371,429	384,971
Benefits and other deductions
Benefits and settlement expenses	336,736	337,352	335,200
Other operating expenses	1,161	714	1,940
Total benefits and other deductions	337,897	338,066	337,140
Net revenues before income taxes	29,311	33,363	47,831
Income tax expense	6,081	7,006	27,718
Net revenues	$23,230	$26,357	$20,113

5.   INVESTMENT OPERATIONS
Investment income is recognized when earned, net of applicable management or other fees. Investment income on fixed maturity securities includes coupon interest, amortization of any premium and accretion of any discount. Investment income on equity securities includes dividend income and preferred coupons interest.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method used primarily for mortgage-backed and asset-backed securities of high credit quality which cannot be contractually prepaid in such a manner that we would not recover a substantial portion of the initial investment, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.
Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Fixed maturities	$2,465,902	$2,043,183	$1,610,768
Equity securities	30,647	35,282	40,506
Mortgage loans	388,656	322,206	298,387
Investment real estate	1,045	1,778	2,405
Short-term investments	118,172	103,676	114,280
	3,004,422	2,506,125	2,066,346
Investment expenses	185,592	167,223	143,290
Net investment income	$2,818,830	$2,338,902	$1,923,056

Realized investment gains (losses) includes realized gains and losses from the sales of investments, write-downs for other-than-temporary impairments of investments, changes in fair value of equity securities, certain derivative and embedded derivative gains and losses, gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on investments are calculated on the basis of specific identification on the trade date.
Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Fixed maturities	$47,711	$9,851	$12,783
Equity securities gains and losses(1)	46,989	(49,275)	(2,330)
Modco trading portfolio	247,331	(185,900)	119,206
Other investments	967	2,048	(8,572)
Realized gains (losses) - all other investments	342,998	(223,276)	121,087
Realized gains (losses) - derivatives	(131,459)	79,097	(137,041)
Realized investment gains (losses)	$211,539	$(144,179)	$(15,954)

Net impairment losses recognized in earnings	$(34,453)	$(29,724)	$(9,112)

(1) Beginning January 1, 2018, all changes in the fair value of equity securities are recorded as a realized gain (loss) as a result of the adoption of ASU No. 2016-01.
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Gross realized gains	$61,608	$28,034	$18,868
Gross realized losses:
Impairments losses	$(34,453)	$(29,724)	$(9,112)
Other realized losses	$(13,897)	$(18,183)	$(8,257)
The chart below summarizes the fair value proceeds and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$2,511,764	$1,291,826	$879,181
Gains realized	$61,608	$28,034	$18,868

Securities in an unrealized loss position(1):
Fair value proceeds	$542,733	$472,371	$185,157
Losses realized	$(13,897)	$(18,183)	$(8,257)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset liability management process.

The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities	$46,989	$(49,275)
Less: net gains (losses) recognized on equity securities sold during the period	$(3,225)	$(6,165)
Gains (losses) recognized during the period on equity securities still held	$50,214	$(43,110)
The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Total OTTI Recognized in OCI(1)
	(Dollars In Thousands)
As of December 31, 2019
Fixed maturities:
Residential mortgage-backed securities	$5,812,170	$125,493	$(6,322)	$5,931,341	$—
Commercial mortgage-backed securities	2,588,575	54,385	(3,292)	2,639,668	—
Other asset-backed securities	1,764,120	32,041	(14,926)	1,781,235	(7)
U.S. government-related securities	1,032,048	5,664	(5,316)	1,032,396	—
Other government-related securities	548,136	51,024	(1,991)	597,169	—
States, municipals, and political subdivisions	4,415,008	225,072	(1,230)	4,638,850	1,236
Corporate securities	44,493,799	2,603,636	(288,334)	46,809,101	(34,580)
Redeemable preferred stocks	87,237	3,677	(4,249)	86,665	—
	60,741,093	3,100,992	(325,660)	63,516,425	(33,351)
Short-term investments	1,229,651	—	—	1,229,651	—
	$61,970,744	$3,100,992	$(325,660)	$64,746,076	$(33,351)
As of December 31, 2018
Fixed maturities:
Residential mortgage-backed securities	$3,641,678	$23,248	$(61,935)	$3,602,991	$(18)
Commercial mortgage-backed securities	2,319,476	3,911	(57,000)	2,266,387	—
Other asset-backed securities	1,410,059	17,232	(35,398)	1,391,893	—
U.S. government-related securities	1,658,433	1,794	(45,722)	1,614,505	—
Other government-related securities	543,534	4,292	(33,790)	514,036	—
States, municipals, and political subdivisions	3,682,037	25,706	(118,902)	3,588,841	876
Corporate securities	38,467,380	112,438	(2,378,240)	36,201,578	(29,685)
Redeemable preferred stocks	94,362	—	(11,560)	82,802	—
	51,816,959	188,621	(2,742,547)	49,263,033	(28,827)
Short-term investments	635,375	—	—	635,375	—
	$52,452,334	$188,621	$(2,742,547)	$49,898,408	$(28,827)
(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$209,521	$241,836
Commercial mortgage-backed securities	201,284	188,925
Other asset-backed securities	143,361	159,907
U.S. government-related securities	47,067	59,794
Other government-related securities	28,775	44,207
States, municipals, and political subdivisions	293,791	286,413
Corporate securities	1,590,936	1,423,833
Redeemable preferred stocks	12,832	11,277
	2,527,567	2,416,192
Equity securities	6,656	9,892
Short-term investments	91,213	30,926
	$2,625,436	$2,457,010
The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of December 31, 2019, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,833,383	$1,832,073	$—	$—
Due after one year through five years	10,513,141	10,732,319	—	—
Due after five years through ten years	13,423,688	14,018,121	—	—
Due after ten years	34,970,881	36,933,912	2,823,881	3,025,790
	$60,741,093	$63,516,425	$2,823,881	$3,025,790
The chart below summarizes the Company’s other-than-temporary impairments of investments. All of the impairments were related to fixed maturities or equity securities.

	Fixed Maturities	Equity Securities	Total Securities
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Other-than-temporary impairments	$(67,161)	$—	$(67,161)
Non-credit impairment losses recorded in other comprehensive income	32,708	—	32,708
Net impairment losses recognized in earnings	$(34,453)	$—	$(34,453)

For The Year Ended December 31, 2018
Other-than-temporary impairments	$(56,578)	$—	$(56,578)
Non-credit impairment losses recorded in other comprehensive income	26,854	—	26,854
Net impairment losses recognized in earnings	$(29,724)	$—	$(29,724)

For The Year Ended December 31, 2017
Other-than-temporary impairments	$(1,332)	$—	$(1,332)
Non-credit impairment losses recorded in other comprehensive income	(7,780)	—	(7,780)
Net impairment losses recognized in earnings	$(9,112)	$—	$(9,112)

There were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell for the years ended December 31, 2019, 2018, and 2017.
The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Beginning balance	$24,868	$3,268	$12,685
Additions for newly impaired securities	30,299	24,858	734
Additions for previously impaired securities	3,553	12	3,175
Reductions for previously impaired securities due to a change in expected cash flows	(21,332)	—	(12,726)
Reductions for previously impaired securities that were sold in the current period	(7,294)	(3,270)	(600)
Ending balance	$30,094	$24,868	$3,268
The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$851,333	$(4,231)	$220,843	$(2,091)	$1,072,176	$(6,322)
Commercial mortgage-backed securities	371,945	(1,721)	115,566	(1,571)	487,511	(3,292)
Other asset-backed securities	482,547	(6,516)	214,058	(8,410)	696,605	(14,926)
U.S. government-related securities	383,451	(3,373)	353,517	(1,943)	736,968	(5,316)
Other government-related securities	22,962	(669)	6,230	(1,322)	29,192	(1,991)
States, municipalities, and political subdivisions	56,470	(1,001)	12,907	(229)	69,377	(1,230)
Corporate securities	3,176,489	(68,289)	2,886,648	(220,045)	6,063,137	(288,334)
Redeemable preferred stocks	—	—	16,689	(4,249)	16,689	(4,249)
	$5,345,197	$(85,800)	$3,826,458	$(239,860)	$9,171,655	$(325,660)
RMBS and CMBS had gross unrealized losses greater than twelve months of $2.1 million and $1.6 million, respectively, as of December 31, 2019. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $8.4 million as of December 31, 2019. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The U.S. government-related securities and the other government-related securities had gross unrealized losses greater than twelve months of $1.9 million and $1.3 million as of December 31, 2019, respectively. These declines were related to changes in interest rates.
The states, municipalities, and political subdivisions categories had gross unrealized losses greater than twelve months of $0.2 million as of December 31, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category has gross unrealized losses greater than twelve months of $220.0 million as of December 31, 2019. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of December 31, 2019, the Company had a total of 876 positions that were in an unrealized loss position, but the Company does not consider these unrealized loss positions to be other-than-temporary. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.
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
As of December 31, 2019, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $1.6 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $124.4 million of securities which were rated below investment grade. Approximately $227.0 million of the below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Fixed maturities	$4,210,114	$(2,032,573)	$1,083,865
The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2019 and 2018, are as follows:

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2019
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$795,881	$81,022	$—	$876,903	$—
Steel City LLC	2,028,000	120,887	—	2,148,887	—
	$2,823,881	$201,909	$—	$3,025,790	$—

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value	Total OTTI Recognized in OCI
As of December 31, 2018
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$750,474	$—	$(81,657)	$668,817	$—
Steel City LLC	1,883,000	—	(4,607)	1,878,393	—
	$2,633,474	$—	$(86,264)	$2,547,210	$—
During the years ended December 31, 2019, 2018, and 2017, the Company did not record any other-than-temporary impairments on held-to-maturity securities.
The Company’s held-to-maturity securities had $201.9 million of gross unrecognized holding gains as of December 31, 2019. These held-to-maturity securities are issued by affiliates of the Company which are considered VIE’s. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.
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
The Company held $155.1 million and $140.5 million of non-income producing securities for the year ended December 31, 2019 and 2018, respectively.
Included in the Company’s invested assets are $1.7 billion of policy loans as of December 31, 2019. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.
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
Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of December 31, 2019 and 2018.
The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 14, Debt and Other Obligations. The Company has the power, via its 100% ownership, to direct the activities of the VIE, but does not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC, the holding company, has guaranteed Red Mountain’s payment obligation for the credit enhancement fee to the unrelated third party provider. As of December 31, 2019, no payments have been made or required related to this guarantee.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$5,931,341	$—	$5,931,341
Commercial mortgage-backed securities	4	—	2,629,639	10,029	2,639,668
Other asset-backed securities	4	—	1,360,016	421,219	1,781,235
U.S. government-related securities	4	662,581	369,815	—	1,032,396
State, municipalities, and political subdivisions	4	—	4,638,850	—	4,638,850
Other government-related securities	4	—	597,169	—	597,169
Corporate securities	4	—	45,435,387	1,373,714	46,809,101
Redeemable preferred stocks	4	69,976	16,689	—	86,665
Total fixed maturity securities - available-for-sale		732,557	60,978,906	1,804,962	63,516,425
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209,521	—	209,521
Commercial mortgage-backed securities	3	—	201,284	—	201,284
Other asset-backed securities	3	—	77,954	65,407	143,361
U.S. government-related securities	3	24,810	22,257	—	47,067
State, municipalities, and political subdivisions	3	—	293,791	—	293,791
Other government-related securities	3	—	28,775	—	28,775
Corporate securities	3	—	1,579,565	11,371	1,590,936
Redeemable preferred stocks	3	12,832	—	—	12,832
Total fixed maturity securities - trading		37,642	2,413,147	76,778	2,527,567
Total fixed maturity securities		770,199	63,392,053	1,881,740	66,043,992
Equity securities	3	480,750	—	72,970	553,720
Other long-term investments (1)	3&4	52,225	733,425	209,843	995,493
Short-term investments	3	1,255,384	65,480	—	1,320,864
Total investments		2,558,558	64,190,958	2,164,553	68,914,069
Cash	3	171,752	—	—	171,752
Assets related to separate accounts
Variable annuity	3	12,730,090	—	—	12,730,090
Variable universal life	3	1,135,666	—	—	1,135,666
Total assets measured at fair value on a recurring basis		$16,596,066	$64,190,958	$2,164,553	$82,951,577

Liabilities:
Annuity account balances(2)	3	$—	$—	$69,728	$69,728
Other liabilities(1)	3&4	19,561	509,645	1,017,972	1,547,178
Total liabilities measured at fair value on a recurring basis		$19,561	$509,645	$1,087,700	$1,616,906
(1)Includes certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
(3)Fair Value through Net Income.
(4)Fair Value through Other Comprehensive Income.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$3,602,991	$—	$3,602,991
Commercial mortgage-backed securities	4	—	2,266,387	—	2,266,387
Other asset-backed securities	4	—	970,251	421,642	1,391,893
U.S. government-related securities	4	985,485	629,020	—	1,614,505
State, municipalities, and political subdivisions	4	—	3,588,841	—	3,588,841
Other government-related securities	4		514,036	—	514,036
Corporate securities	4	—	35,563,302	638,276	36,201,578
Redeemable preferred stocks	4	65,536	17,266	—	82,802
Total fixed maturity securities - available-for-sale		1,051,021	47,152,094	1,059,918	49,263,033

Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	241,836	—	241,836
Commercial mortgage-backed securities	3	—	188,925	—	188,925
Other asset-backed securities	3	—	133,851	26,056	159,907
U.S. government-related securities	3	27,453	32,341	—	59,794
State, municipalities, and political subdivisions	3	—	286,413	—	286,413
Other government-related securities	3	—	44,207	—	44,207
Corporate securities	3	—	1,417,591	6,242	1,423,833
Redeemable preferred stocks	3	11,277	—	—	11,277
Total fixed maturity securities - trading		38,730	2,345,164	32,298	2,416,192
Total fixed maturity securities		1,089,751	49,497,258	1,092,216	51,679,225
Equity securities	3	494,287	—	63,421	557,708
Other long-term investments (1)	3&4	83,047	180,438	151,342	414,827
Short-term investments	3	589,084	77,217	—	666,301
Total investments		2,256,169	49,754,913	1,306,979	53,318,061
Cash	3	151,400	—	—	151,400
Assets related to separate accounts
Variable annuity	3	12,288,919	—	—	12,288,919
Variable universal life	3	937,732	—	—	937,732
Total assets measured at fair value on a recurring basis		$15,634,220	$49,754,913	$1,306,979	$66,696,112

Liabilities:
Annuity account balances (2)	3	$—	$—	$76,119	$76,119
Other liabilities (1)	3&4	56,018	164,643	438,127	658,788
Total liabilities measured at fair value on a recurring basis		$56,018	$164,643	$514,246	$734,907
(1)Includes certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
(3)Fair Value through Net Income.
(4)Fair Value through Other Comprehensive Income.

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
 The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 92.3% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the years ended December 31, 2019 and 2018.
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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2019, the Company held $10.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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
As of December 31, 2019, the Company held $496.6 million of Level 3 ABS, which included $431.2 million of other asset-backed securities classified as available-for-sale and $65.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2019, the Company classified approximately $53.0 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
The brokers and third party pricing service utilize valuation models that consist of a hybrid methodology that utilizes a cash flow analysis and market approach to valuation. The pricing models utilize the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.
As of December 31, 2019, the Company classified approximately $1.4 billion of corporate securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2019, the Company held approximately $73.0 million of equity securities classified as Level 3. Of this total, $73.0 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2019, 85.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 87% - 100% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). For expected lapse and utilization, assumptions are used and updated for actual experience, as necessary, using an internal predictive model developed by the Company. As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table, with attained age factors varying from 87% - 100% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 37% - 156% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. Funds withheld arrangements related to such agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The fair value of embedded derivatives related to funds withheld under modified coinsurance agreements are a function of the unrealized gains or losses on the underlying assets and are calculated in a manner consistent with the terms of the agreements.

The investments supporting certain of these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. As of December 31, 2019, the fair value of the embedded derivatives associated with modified coinsurance agreements was a net liability of $199.6 million. The fair value of embedded derivatives is estimated based on market standard valuation methodology and is considered a Level 3 valuation.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of December 31, 2019, was $115.4 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $61.6 million as of December 31, 2019, however, interest support agreement obligations to Golden Gate II of approximately $4.9 million have been collateralized by PLC. Re-evaluation, if necessary, of the adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement. For the year ended December 31, 2019, Golden Gate II recognized $1.0 million in gains related to payments made under this agreement.
The YRT Premium support agreements provide that PLC will make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of December 31, 2019, was $51.1 million. As of December 31, 2019, Golden Gate II recognized $0.7 million in gains related to payments made under this agreement.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company (“WCL”) in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of December 31, 2019, was $2.7 million. As of December 31, 2019, no payments have been triggered under this agreement.
The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2019, was a liability of $70.6 million.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values. The Level 3 fair value as of December 31, 2019 is $69.7 million.
Separate Accounts
Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,029	Discounted cash flow	Spread over treasury	2.5%
Other asset-backed securities	421,219	Liquidation	Liquidation value	$95.39 -$99.99 ($97.95)
		Discounted cash flow	Liquidity premium	0.34% - 2.28% (1.44%)
			Paydown Rate	8.99% - 12.45% (11.28%)
Corporate securities	1,373,714	Discounted cash flow	Spread over treasury	0.00% - 4.03% (1.60%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$186,038	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.12% - 0.82%
Embedded derivative—FIA	336,826	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4%-1.2% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for nonWB policies age 70-81
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period. Dynamically adjusted for WB moneyness and projected market rates vs credited rates.
			Nonperformance risk	0.12% - 0.82%
Embedded derivative—IUL	151,765	Actuarial cash flow model	Mortality	37% - 156% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.21% - 0.82%
(1)Excludes modified coinsurance arrangements.
(2)The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $76.8 million of financial instruments being classified as Level 3 as of December 31, 2019 . Of the $76.8 million, $65.4 million are other asset-backed securities, and $11.4 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2019, the Company held $73.0 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

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
(1)Excludes modified coinsurance arrangements.
(2)The fair value for the GLWB embedded derivative is presented as a net liability.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Earnings	Included In Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	730	—	(91)	9,359	(46)	—	—	95	(18)	10,029	—
Other asset-backed securities	421,642	904	26,034	(71)	(8,075)	—	(20,031)	—	—	—	816	421,219	—
Corporate securities	638,276	82	72,881	—	(14,827)	752,929	(179,604)	—	—	106,368	(2,391)	1,373,714	—
Total fixed maturity securities - available-for-sale	1,059,918	986	99,645	(71)	(22,993)	762,288	(199,681)	—	—	106,463	(1,593)	1,804,962	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	9,295	—	(3,695)	—	32,182	(24,496)	—	—	26,267	(202)	65,407	1,829
Corporate securities	6,242	239	—	(35)	—	1,700	(1,035)	—	—	4,363	(103)	11,371	35
Total fixed maturity securities - trading	32,298	9,534	—	(3,730)	—	33,882	(25,531)	—	—	30,630	(305)	76,778	1,864
Total fixed maturity securities	1,092,216	10,520	99,645	(3,801)	(22,993)	796,170	(225,212)	—	—	137,093	(1,898)	1,881,740	1,864
Equity securities	63,421	(1,829)	(244)	(18)	—	9,567	2,073	—	—	—	—	72,970	426
Other long-term investments(1)	151,342	90,078	—	(31,448)	—	1,579	—	—	(1,708)	—	—	209,843	56,922
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,306,979	98,769	99,401	(35,267)	(22,993)	807,316	(223,139)	—	(1,708)	137,093	(1,898)	2,164,553	59,212
Total assets measured at fair value on a recurring basis	$1,306,979	$98,769	$99,401	$(35,267)	$(22,993)	$807,316	$(223,139)	$—	$(1,708)	$137,093	$(1,898)	$2,164,553	$59,212

Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(2,550)	$—	$—	$—	$—	$365	$9,306	$—	$69,728	$—
Other liabilities(1)	438,127	108,438	—	(617,395)	—	70,888	—	—	—	—	—	1,017,972	(508,957)
Total liabilities measured at fair value on a recurring basis	$514,246	$108,438	$—	$(619,945)	$—	$70,888	$—	$—	$365	$9,306	$—	$1,087,700	$(508,957)
(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2019, $195.4 million of securities were transferred into Level 3.
For the year ended December 31, 2019, $58.4 million of securities were transferred into Level 2. This amount was transferred from Level 3. These transfers resulted from securities that were priced internally using significant unobservable inputs where market observable inputs were not available in previous periods but were priced by independent pricing services or brokers as of December 31, 2019.
For the year ended December 31, 2019, there were no transfers from Level 2 to Level 1.
For the year ended December 31, 2019, no securities were transferred from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2018, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Earnings related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Included in Earnings	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$(995)	$22,225	$—	$—	$—	$(21,281)	$51	$—	$—
Commercial mortgage-backed securities	—	—	50	—	(2,497)	48,621	(292)	—	—	(45,832)	(50)	—	—
Other asset-backed securities	504,365	3,716	16,503	(159)	(25,578)	—	(80,050)	—	—	222	2,623	421,642	—
Corporate securities	626,901	—	12,537	—	(29,017)	108,491	(97,676)	—	—	20,721	(3,681)	638,276	—
Total fixed maturity securities— available-for-sale	1,131,266	3,716	29,090	(159)	(58,087)	179,337	(178,018)	—	—	(46,170)	(1,057)	1,059,918	—
Fixed maturity securities—trading
Other asset-backed securities	35,222	464	—	(3,798)	—	8,728	(14,511)	—	—	164	(213)	26,056	(3,179)
Corporate securities	5,442	45	—	(145)	—	999	—	—	—	—	(99)	6,242	(101)
Total fixed maturity securities—trading	40,664	509	—	(3,943)	—	9,727	(14,511)	—	—	164	(312)	32,298	(3,280)
Total fixed maturity securities	1,171,930	4,225	29,090	(4,102)	(58,087)	189,064	(192,529)	—	—	(46,006)	(1,369)	1,092,216	(3,280)
Equity securities	65,518	1	—	(30)	—	36	(2,103)	—	—	—	(1)	63,421	282
Other long-term investments(1)	160,466	39,118	—	(47,615)	—	—	—	—	(627)	—	—	151,342	(9,124)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,397,914	43,344	29,090	(51,747)	(58,087)	189,100	(194,632)	—	(627)	(46,006)	(1,370)	1,306,979	(12,122)
Total assets measured at fair value on a recurring basis	$1,397,914	$43,344	$29,090	$(51,747)	$(58,087)	$189,100	$(194,632)	$—	$(627)	$(46,006)	$(1,370)	$1,306,979	$(12,122)

Liabilities:
Annuity account balances(2)	$83,472	$—	$—	$(3,505)	$—	$—	$—	$623	$11,481	$—	$—	$76,119	$—
Other liabilities(1)	597,562	299,366	—	(139,931)	—	—	—	—	—	—	—	438,127	159,435
Total liabilities measured at fair value on a recurring basis	$681,034	$299,366	$—	$(143,436)	$—	$—	$—	$623	$11,481	$—	$—	$514,246	$159,435
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
For the year ended December 31, 2018, no securities were transferred out of Level 1.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of December 31,
		2019		2018
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$9,379,401	$9,584,487	$7,724,733	$7,447,702
Policy loans	3	1,675,121	1,675,121	1,695,886	1,695,886
Fixed maturities, held-to-maturity(1)	3	2,823,881	3,025,790	2,633,474	2,547,210
Other long-term investments(2)	3	1,216,996	1,246,889	—	—

Liabilities:
Stable value product account balances	3	$5,443,752	$5,551,195	$5,234,731	$5,200,723
Future policy benefits and claims(3)	3	1,701,324	1,705,235	1,671,414	1,671,434
Other policyholders’ funds(4)	3	127,084	130,259	131,150	131,782

Debt:(5)
Non-recourse funding obligations(6)	3	$3,082,753	$3,298,580	$2,888,329	$2,801,399
Subordinated funding obligations	3	110,000	113,286	110,000	95,476
Except as noted below, fair values were estimated using quoted market prices.
(1)Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.
(2)Other long-term investments represents a modco receivable, which is related to invested assets such as fixed income and structured securities, which are legally owned by the ceding company. The fair value is determined in a manner consistent with other similar invested assets held by the Company.
(3)Single premium immediate annuity without life contingencies.
(4)Supplementary contracts without life contingencies.
(5)Excludes capital lease obligations of $1.0 million and $1.3 million as of December 31, 2019 and 2018, respectively.
(6)As of December 31, 2019, carrying amount $2.8 billion and a fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2018, carrying amount of $2.6 billion and fair value of $2.5 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.
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
Other Long-Term Investments

In addition to free-standing and embedded derivative financial instruments discussed above, other long-term investments includes approximately $1.2 billion of amounts receivable under certain modified coinsurance agreements. These amounts represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld.
Stable Value Product and Other Investment Contract Balances
The Company estimates the fair value of stable value product account balances and other investment contract balances (included in Future policy benefits and claims as well as Other policyholders’ funds line items on our consolidated balance sheet) using models based on discounted expected cash flows. The discount rates used in the models are based on a current market rate for similar financial instruments.
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
•Foreign Currency Options
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
Accounting for Derivative Instruments
GAAP requires that all derivatives be recognized in the balance sheet at fair value. The Company records its derivative financial instruments in the consolidated balance sheet in other long-term investments and other liabilities. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.
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
Derivatives Related to Variable Annuity Contracts
•The Company uses equity futures, equity options, total return swaps, interest rate futures, interest rate swaps, interest rate swaptions, currency futures, currency options, volatility futures, volatility options, and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GLWB, within its VA products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility.

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
•The Company is involved in various modified coinsurance arrangements and funds withheld which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investments gains and losses for the periods shown:
Realized investment gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(20,012)	$(25,473)	$26,015
Equity futures	5,069	(88,208)	(91,776)
Currency futures	3,095	10,275	(23,176)
Equity options	(149,700)	38,083	(94,791)
Currency options	(94)	—	—
Interest rate swaptions	—	(14)	(2,490)
Interest rate swaps	229,641	(45,185)	27,981
Total return swaps	(78,014)	77,225	(32,240)
Embedded derivative - GLWB	(107,108)	(27,761)	(8,526)
Funds withheld derivative	145,140	(25,541)	138,228
Total derivatives related to VA contracts	28,017	(86,599)	(60,775)
Derivatives related to FIA contracts:
Embedded derivative	(85,573)	35,397	(55,878)
Equity futures	1,717	330	642
Equity options	84,079	(38,885)	44,585
Total derivatives related to FIA contracts	223	(3,158)	(10,651)
Derivatives related to IUL contracts:
Embedded derivative	(12,894)	9,062	(14,117)
Equity futures	420	261	(818)
Equity options	14,882	(6,338)	9,580
Total derivatives related to IUL contracts	2,408	2,985	(5,355)
Embedded derivative - Modco reinsurance treaties	(187,004)	166,757	(103,009)
Derivatives with PLC(1)	27,038	(902)	42,699
Other derivatives	(2,141)	14	50
Total realized gains (losses) - derivatives	$(131,459)	$79,097	$(137,041)
(1)These derivatives include an interest support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized investment gains (losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Foreign currency swaps	$(9,638)	$(1,031)	$—
Interest rate swaps	(2,743)	(1,247)	—
Total	$(12,381)	$(2,278)	$—

For The Year Ended December 31, 2018
Foreign currency swaps	$(812)	$(798)	$—
Interest rate swaps	(1,574)	(633)	—
Total	$(2,386)	$(1,431)	$—

For The Year Ended December 31, 2017
Foreign currency swaps	$(867)	$(694)	$—
Total	$(867)	$(694)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $2.7 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2019		2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,228,000	$98,655	$1,515,500	$28,501
Total return swaps	269,772	941	138,070	3,971
Derivatives with PLC(1)	2,830,889	115,379	2,856,351	90,049
Embedded derivative - Modco reinsurance treaties	1,280,189	31,926	585,294	7,072
Embedded derivative - GLWB	1,147,436	62,538	1,919,861	54,221
Interest rate futures	896,073	7,557	286,208	10,302
Equity futures	159,901	2,109	12,633	483
Currency futures	72,593	131	—	—
Equity options	6,685,670	676,257	5,624,081	220,092
Other	—	—	157	136
	$15,570,523	$995,493	$12,938,155	$414,827
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	11,373	117,178	904
Derivatives not designated as hedging instruments:
Interest rate swaps	50,000	—	775,000	11,367
Total return swaps	579,675	3,229	768,177	23,054
Embedded derivative - Modco reinsurance treaties	2,263,685	231,516	1,795,287	32,828
Funds withheld derivative	1,845,649	70,583	1,992,562	95,142
Embedded derivative - GLWB	2,892,926	248,577	4,071,322	97,528
Embedded derivative - FIA	2,892,803	332,869	2,576,033	217,288
Embedded derivative - IUL	301,598	151,765	233,550	90,231
Interest rate futures	669,223	10,375	863,706	20,100
Equity futures	174,743	2,376	659,357	33,753
Currency futures	192,306	1,836	202,747	2,163
Equity options	4,827,714	429,434	4,199,687	34,178
Other	199,387	53,245	3,288	252
	$17,356,887	$1,547,178	$18,607,894	$658,788
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

Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of December 31, 2019 and 2018, the fair value of non-cash collateral received was $21.3 million and $45.0 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2019:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$785,650	$—	$785,650	$452,562	$215,587	$117,501
Total derivatives, subject to a master netting arrangement or similar arrangement	785,650	—	785,650	452,562	215,587	117,501
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	31,926	—	31,926	—	—	31,926
Embedded derivative - GLWB	62,538	—	62,538	—	—	62,538
Derivatives with PLC	115,379	—	115,379	—	—	115,379
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	209,843	—	209,843	—	—	209,843
Total derivatives	995,493	—	995,493	452,562	215,587	327,344
Total Assets	$995,493	$—	$995,493	$452,562	$215,587	$327,344

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$458,623	$—	$458,623	$452,562	$4,791	$1,270
Total derivatives, subject to a master netting arrangement or similar arrangement	458,623	—	458,623	452,562	4,791	1,270
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	231,516	—	231,516	—	—	231,516
Funds withheld derivative	70,583	—	70,583	—	—	70,583
Embedded derivative - GLWB	248,577	—	248,577	—	—	248,577
Embedded derivative - FIA	332,869	—	332,869	—	—	332,869
Embedded derivative - IUL	151,765	—	151,765	—	—	151,765
Other	53,245	—	53,245	—	—	53,245
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,088,555	—	1,088,555	—	—	1,088,555
Total derivatives	1,547,178	—	1,547,178	452,562	4,791	1,089,825
Repurchase agreements(1)	270,000	—	270,000	—	—	270,000
Total Liabilities	$1,817,178	$—	$1,817,178	$452,562	$4,791	$1,359,825
(1)Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2018.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$263,349	$—	$263,349	$70,322	$99,199	$93,828
Total derivatives, subject to a master netting arrangement or similar arrangement	263,349	—	263,349	70,322	99,199	93,828
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	7,072	—	7,072	—	—	7,072
Embedded derivative - GLWB	54,221	—	54,221	—	—	54,221
Derivatives with PLC	90,049	—	90,049	—	—	90,049
Other	136	—	136	—	—	136
Total derivatives, not subject to a master netting arrangement or similar arrangement	151,478	—	151,478	—	—	151,478
Total derivatives	414,827	—	414,827	70,322	99,199	245,306
Total Assets	$414,827	$—	$414,827	$70,322	$99,199	$245,306

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$125,519	$—	$125,519	$70,322	$47,856	$7,341
Total derivatives, subject to a master netting arrangement or similar arrangement	125,519	—	125,519	70,322	47,856	7,341
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	32,828	—	32,828	—	—	32,828
Funds withheld derivative	95,142	—	95,142	—	—	95,142
Embedded derivative - GLWB	97,528	—	97,528	—	—	97,528
Embedded derivative - FIA	217,288	—	217,288	—	—	217,288
Embedded derivative - IUL	90,231	—	90,231	—	—	90,231
Other	252	—	252	—	—	252
Total derivatives, not subject to a master netting arrangement or similar arrangement	533,269	—	533,269	—	—	533,269
Total derivatives	658,788	—	658,788	70,322	47,856	540,610
Repurchase agreements(1)	418,090	—	418,090	—	—	418,090
Total Liabilities	$1,076,878	$—	$1,076,878	$70,322	$47,856	$958,700
(1)Borrowings under repurchase agreements are for a term less than 90 days.
9.  MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2019, the Company’s mortgage loan holdings were approximately $9.4 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2019 and 2018:

	Percentage of Mortgage Loans on Real Estate
	As of December 31,
Type	2019	2018
Retail	36.8%	45.0%
Office Buildings	14.4	13.2
Apartments	12.5	10.2
Warehouses	16.4	11.3
Senior housing	14.7	15.8
Other	5.2	4.5
	100.0%	100.0%
The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 1.0% of mortgage loans. As of December 31, 2019 and 2018, approximately 60.2% and 62.5% of the mortgage loans are on properties located in the following states, respectively:

Percentage of Mortgage Loans on Real Estate
State	As of December 31, 2019
California	11.9%
Texas	7.7
Alabama	7.2
Florida	6.5
Georgia	5.7
North Carolina	5.0
Utah	4.2
Michigan	4.1
Illinois	4.0
Ohio	3.9
60.2%

Percentage of Mortgage Loans on Real Estate
State	As of December 31, 2018
Florida	8.8%
Alabama	8.6
Texas	7.5
Georgia	7.3
California	7.2
Michigan	4.8
Tennessee	4.7
Utah	4.7
Ohio	4.5
North Carolina	4.4
62.5%

During the year ended December 31, 2019, the Company funded approximately $1.2 billion of new loans, with an average loan size of $7.9 million. The average size mortgage loan in the portfolio as of December 31, 2019, was $5.1 million and the weighted-average interest rate was 4.5%. The largest single mortgage loan at December 31, 2019 was $78.0 million.
Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $134.0 million would become due in 2020, $683.1 million in 2021 through 2025, and $58.2 million in 2026 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2019 and 2018, approximately $717.0 million and $700.6 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $23.4 million, $29.4 million, and $37.2 million of participating mortgage loan income, respectively.
As of December 31, 2019, approximately $3.0 million of invested assets consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2019, the Company recognized four troubled debt restructurings as a result of the granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the year ended December 31, 2019.
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
As of December 31, 2019 and December 31, 2018, there was an allowance for mortgage loan credit losses of $4.9 million and $1.3 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.
A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
As of December 31, 2019 and 2018, the Company had allowances for mortgage loan credit losses of $4.9 million and $1.3 million, respectively, which is shown in the chart below.

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Beginning balance	$1,296	$—
Charge offs	(350)	—
Recoveries	—	(209)
Provision	3,938	1,505
Ending balance	$4,884	$1,296
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
The carrying value of the delinquent loans is shown in the following chart:

	30-59 Days Delinquent	60-89 Days Delinquent	Greater than 90 Days Delinquent	Total Delinquent
	(Dollars In Thousands)
As of December 31, 2019
Commercial mortgage loans	$6,455	$—	$710	$7,165
Number of delinquent commercial mortgage loans	2	—	3	5
As of December 31, 2018
Commercial mortgage loans	$1,044	$—	$1,234	$2,278
Number of delinquent commercial mortgage loans	4	—	1	5

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on loans to 90 days of interest. Once accrued interest on a non accrual loan is received, interest income is recognized on a cash basis.
The following table for delinquent loans includes the recorded investment, unpaid principal balance, related allowance, average recorded investment, interest income recognized, and cash basis interest income of the commercial loan portfolio as of December 31, 2019 and 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of December 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$710	$702	$—	$237	$20	$28
With an allowance recorded	16,209	16,102	4,884	3,242	841	838
As of December 31, 2018
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	5,684	5,309	1,296	1,895	267	293
Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2019 and 2018 were as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars In Thousands)
As of December 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,771	$3,771

As of December 31, 2018
Troubled debt restructuring:
Commercial mortgage loans	1	$2,688	$1,742

10.   DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Balance, beginning of period	$1,348,613	$843,448
Capitalization of commissions, sales, and issue expenses	407,556	446,593
Amortization	(157,280)	(133,500)
Change due to unrealized investment gains and losses	(119,358)	56,153
Implementation of ASU 2014-09	—	135,919
Balance, end of period	$1,479,531	$1,348,613
Value of Business Acquired
The balances and changes in VOBA are as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Balance, beginning of period	$1,677,717	$1,361,953
Acquisitions	551,892	336,862
Amortization	(18,373)	(92,566)
Change due to unrealized investment gains and losses	(171,212)	71,468
Balance, end of period	$2,040,024	$1,677,717
Based on the balance recorded as of December 31, 2019, the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2020	$113,345
2021	108,152
2022	107,321
2023	103,926
2024	102,264

11. GOODWILL
During the fourth quarter of 2019, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2019 and determined that there was no indication that its segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2019 that would impact the Company’s conclusion and no such events were identified. After consideration of applicable factors and circumstances noted as part of the annual assessment, the Company determined that no triggering events had occurred and it was more likely than not that the increase in the fair value of the reporting units would exceed the increase in the carrying value of the reporting units.
As of December 31, 2019, the balance of goodwill for the Company was $825.5 million.

12.  CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB riders. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GLWB were $8.4 billion and $8.4 billion as of December 31, 2019 and 2018, respectively. For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 6, Fair Value of Financial Instruments, and Note 7, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.71%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.8%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $12.2 billion and $11.8 billion as of December 31, 2019 and 2018, respectively. The total GMDB amount payable based on VA account balances as of December 31, 2019, was $116.1 million (including $42.5 million in the Annuities segment and $73.6 million in the Acquisitions segment) with a GMDB reserve of $25.5 million and $4.7 million in the Annuities and Acquisitions segment, respectively. The average attained age of contract holders as of December 31, 2019 for the Company was 72.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $7.1 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2019, was 68.
Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Beginning balance	$34,700	$26,934	$27,835
Incurred guarantee benefits	(809)	11,065	(181)
Less: Paid guarantee benefits	3,664	3,299	720
Ending balance	$30,227	$34,700	$26,934
Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Equity mutual funds	$8,074,490	$5,300,024
Fixed income mutual funds	4,167,158	6,568,575
Total	$12,241,648	$11,868,599
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

Activity in the Company’s deferred sales inducement asset, recorded on the balance sheet in other assets was as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Deferred asset, beginning of period	$39,577	$30,956	$22,497
Amounts deferred	5,813	13,336	14,246
Amortization	(2,860)	(4,715)	(5,787)
Deferred asset, end of period	$42,530	$39,577	$30,956

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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2019, the Company had reinsured approximately 28% of the face value of its life insurance in-force. The Company has reinsured approximately 12% of the face value of its life insurance in-force with the following three reinsurers:
•Security Life of Denver Insurance Co. (currently administered by Hannover Re)
•Swiss Re Life & Health America Inc.
•The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2019, 2018, or 2017 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Direct life insurance in-force	$766,196,760	$765,986,223
Amounts assumed from other companies	212,573,612	135,407,408
Amounts ceded to other companies	(271,600,818)	(302,149,614)
Net life insurance in-force	$707,169,554	$599,244,017

Percentage of amount assumed to net	30%	23%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Premiums and policy fees:					-1
Life insurance	$2,852,899	$(1,383,822)	$835,677	$2,304,754	(1)
Accident/health insurance	42,248	(26,952)	41,406	56,702
Property and liability insurance	280,734	(106,430)	3,238	177,542
Total	$3,175,881	$(1,517,204)	$880,321	$2,538,998
For The Year Ended December 31, 2018
Premiums and policy fees:
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)
Accident/health insurance	47,028	(30,126)	12,826	29,728
Property and liability insurance	284,323	(103,478)	4,857	185,702
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998
For The Year Ended December 31, 2017
Premiums and policy fees:
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)
Accident/health insurance	51,991	(33,052)	14,946	33,885
Property and liability insurance	288,809	(103,786)	9,657	194,680
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266

(1)Includes annuity policy fees of $164.3 million, $177.1 million, and $173.5 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019 and 2018, policy and claim reserves relating to insurance ceded of $4.4 billion and $4.5 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2019 and 2018, the Company had paid $86.3 million and $116.1 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2019 and 2018, the Company had receivables of $64.6 million and $64.8 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.2 billion and $4.5 billion as of December 31, 2019 and 2018, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2019		2018
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$631.4	NR	$722.2	A
Swiss Re Life & Health America, Inc.	560.0	A+	603.8	A+
Lincoln National Life Insurance Co.	463.5	A+	461.1	A+
Transamerica Life Insurance Co.	330.3	A	301.0	A+
American United Life Insurance Company	273.3	A+	242.8	A+
RGA Reinsurance Company	261.2	A+	260.5	A+
Employers Reassurance Corporation	187.4	NR	178.4	B+
Centre Reinsurance (Bermuda) Ltd	181.4	NR	197.4	NR
SCOR Global Life(1)	181.2	A+	317.2	A+
The Canada Life Assurance Company	168.3	A+	188.2	A+
(1)Includes SCOR Global Life Americas Reinsurance Company, SCOR Global Life USA Reinsurance Co, and SCOR Global Life Reinsurance Co of Delaware
The Company’s reinsurance contracts typically do not have a fixed term. In general, the reinsurers’ ability to terminate coverage for existing cessions is limited to such circumstances as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms. However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.
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
On May 3, 2018, the Company amended the 2015 Credit Facility (as amended, the “Credit Facility”). Under the Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2019. PLC did not have an outstanding balance on the Credit Facility as of December 31, 2019.
During 2018, the Company issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038.
Non-Recourse Funding Obligations
Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, and Steel City, LLC (“Steel City”), a newly formed wholly owned subsidiary of PLC, entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the “2016 Steel City Notes”) with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate (the “2016 Surplus Notes”) with an initial principal amount of $2.188 billion. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the 2016 Steel City Notes in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. On December 31, 2019, in connection with the amendments discussed below, the 2016 Surplus Note was cancelled and replaced by a newly issued fixed rate surplus note (the “Surplus Note”) and the 2016 Steel City Notes were cancelled and replaced by three newly issued fixed rate surplus notes (the “Steel City Notes”).
On December 31, 2019, the transaction was amended and restated whereby the Company ceded certain acquired term life insurance policies to Golden Gate. These policies were originally coinsured by the Company from Liberty Life Assurance Company of Boston (the "LLAC Block") and were then retroceded from the Company to Golden Gate concurrent with this amendment and restatement. The cession from the Company to Golden Gate included the initial estimated transfer of approximately $76.4 million of policyholder liabilities. As a result of this amendment and restatement, Golden Gate recorded an estimated initial ceding allowance payable to the Company of approximately $76.4 million and initial premium transfers from the Company of approximately $76.4 million. There was no change to the reinsurance arrangement with respect to the policies originally ceded under the original 2016 transaction.
As of December 31, 2019, the aggregate principal balance of the Steel City Notes was $2.028 billion. In connection with this transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate or Steel City including a guarantee of the fees to the Risk-Takers. The support agreements provide that amounts would become payable by PLC if Golden Gate’s annual general corporate expenses were higher than modeled amounts, certain reinsurance rates applicable to the subject business increase beyond modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into a separate agreement to guarantee payment of certain fee amounts in connection with the credit enhancement of the Steel City Notes. As of December 31, 2019, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate had a $2.028 billion outstanding non-recourse funding obligation as of December 31, 2019. This non-recourse funding obligation matures in 2039 and accrues interest at a fixed annual rate of 4.70%.

Golden Gate II Captive Insurance Company
Golden Gate II Captive Insurance Company (“Golden Gate II”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had $575 million of non-recourse funding obligations as of December 31, 2019. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of December 31, 2019, securities related to $20.6 million of the balance of the non-recourse funding obligations were held by external parties, securities related to $309.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $245.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. PLC made a payment of $1.0 million under the Interest Support Agreement during the second quarter of 2019. In addition, certain Interest Support Agreement obligations to the Company of approximately $4.9 million have been collateralized by PLC under the terms of that agreement. PLC made a payment of approximately $1.0 million under the YRT Premium Support Agreement. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreements.
During the year ended December 31, 2019, the Company and its affiliates did not repurchase any of its outstanding non-recourse obligations, at a discount. During the year ended December 31, 2018, the Company and its affiliates repurchased $38.0 million of its outstanding non-recourse funding obligations, at a discount.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), a Vermont special purpose financial insurance company and Red Mountain, LLC (“Red Mountain”), both wholly owned subsidiaries, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of December 31, 2019, the principal balance of the Red Mountain note was $720 million. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $107.3 million and will be paid in annual installments through 2031. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of December 31, 2019, no payments have been made under these agreements.
In connection with the transaction outlined above, Golden Gate V had a $720 million outstanding non-recourse funding obligation as of December 31, 2019. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
As of December 31, 2019
Golden Gate Captive Insurance Company(2)(3)	$2,028,000	$2,028,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	274,955	2052	5.06%
Golden Gate V Vermont Captive Insurance Company(2)(3)	720,000	777,527	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,271	2024	6.19%
Total	$3,079,040	$3,082,753

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
As of December 31, 2018
Golden Gate Captive Insurance Company(2)(3)	$1,883,000	$1,883,000	2039	4.75%
Golden Gate II Captive Insurance Company	329,949	273,535	2052	4.24%
Golden Gate V Vermont Captive Insurance Company(3)	670,000	729,454	2037	5.12%
MONY Life Insurance Company(3)	1,091	2,340	2024	6.19%
Total	$2,884,040	$2,888,329
(1)Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2)Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3)Fixed rate obligations
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial insurance company and wholly owned subsidiary of PLICO, entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the “LOC)”) to a trust for the benefit of WCL. The Reimbursement Agreement has undergone three separate amendments and restatements. The Reimbursement Agreement’s current effective date is June 25, 2014. The LOC balance reached its scheduled peak of $935.0 million in 2015. As of December 31, 2019, the LOC balance was $800.0 million. The term of the LOC is expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. The future scheduled capital contribution amount of approximately $20.0 million will be paid in 2021. These contributions may be subject to potential offset against dividend payments as permitted under the terms of the Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Reimbursement Agreement. As of December 31, 2019, no payments have been made under these agreements.
Golden Gate IV Vermont Captive Insurance Company
Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued a LOC in the initial amount of

$270.0 million to a trust for the benefit of WCL. Pursuant to the terms of the Reimbursement Agreement, the LOC reached its scheduled peak amount of $790 million in 2016. As of December 31, 2019, the LOC balance was $755 million. The term of the LOC is expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of December 31, 2019, no payments have been made under these agreements.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019. During 2018, the maximum balance outstanding at any one point in time related to these programs was $885.0 million. The average daily balance was $511.4 million (at an average borrowing rate of 184 basis points) during the year ended December 31, 2018.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2019, securities with a fair value of $62.8 million were loaned under this program. As collateral for the loaned securities, the Company receives cash, which is primarily reinvested in short term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2019, the fair value of the collateral related to this program was $65.5 million and the Company has an obligation to return $65.5 million of collateral to the securities borrowers.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2019 and 2018:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2019
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$282,198	$—	$—	$—	$282,198
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$282,198	$—	$—	$—	$282,198
Securities lending transactions
Fixed maturity securities	55,720	—	—	—	55,720
Equity securities	7,120	—	—	—	7,120
Redeemable preferred stocks	—	—	—	—	—
Total securities lending transactions	62,840	—	—	—	62,840
Total securities	$345,038	$—	$—	$—	$345,038
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2018
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$433,182	$18,713	$—	$—	$451,895
Mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$433,182	$18,713	$—	$—	$451,895
Securities lending transactions
Fixed maturity securities	71,285	—	—	—	71,285
Equity securities	891	—	—	—	891
Redeemable preferred stocks	—	—	—	—	—
Total securities lending transactions	72,176	—	—	—	72,176
Total securities	$505,358	$18,713	$—	$—	$524,071
Other Obligations
The Company routinely receives from or pays to affiliates, under the control of PLC, reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.
Interest Expense
Interest expense, included in other operating expenses, is summarized as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Millions)
Subordinated funding obligations	$3.9	$2.6	$—
Non-recourse funding obligations, other obligations, and repurchase agreements	175.8	181.9	177.7
Total interest expense	$179.7	$184.5	$177.7

15.  COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 16 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from two to twenty-five years. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at the Company's discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable. Additionally, the Company previously leased a building contiguous to its home office. The lease was renewed in December 2013 and was extended to December 2018. At the end of the lease term in December 2018, the Company purchased the building for approximately $75.0 million. The building is recorded in property and equipment, net of accumulated depreciation on the consolidated balance sheet.
The Company had rental expense of $6.3 million, and $11.3 million, and $11.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. The aggregate annualized rent was approximately $6.3 million for the year ended December 31, 2019. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2020	$5,001
2021	3,986
2022	3,066
2023	3,035
2024	3,094
Thereafter	1,496
As of December 31, 2019 and 2018, the Company had outstanding mortgage loan commitments of $757.4 million at an average rate of 3.99% and $685.3 million at an average rate of 4.42%, respectively.
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

As of December 31, 2019, the Company had outstanding claims receivable from SRUS of $15.2 million, and other exposures associated with reinsurance receivables of approximately $118.4 million and statutory reserve credit of approximately $134.7 million. The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. However, management does not have sufficient information about the current assets or capital position of SRUS. Additionally, it is unclear how the rehabilitation process will proceed or whether or to what extent the ultimate outcome of the rehabilitation process will be unfavorable to the Company.

The Company considered whether the accrual of a loss contingency under FASB ASC Topic 450, Contingencies, was appropriate with respect to amounts receivable from SRUS for ceded claims and reserves as of December 31, 2019. Due to the lack of sufficient information to support an analysis of SRUS's financial condition as of December 31, 2019 and uncertainty regarding whether and to what extent the ultimate outcome of the rehabilitation process will result in an outcome unfavorable to the Company, management concluded that any possible impairment of its reinsurance receivables balance could not be reasonably estimated.

16.  SHAREOWNER’S EQUITY
PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PLAIC”). The stock pays, when and if declared, noncumulative participating dividends to the extent PLAIC’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2019, 2018, and 2017, PLAIC paid no dividends to PLC on its preferred stock.
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

•Employees hired after December 31, 2007 and any former employee hired after that date, will receive a cash balance benefit.
•Employees active on December 31, 2007, with age plus years of vesting service less than 55 years, will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.
•Employees active on December 31, 2007, with age plus years of vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.
•All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.

PLC also sponsors a Nonqualified Excess Pension Plan, which is an unfunded nonqualified plan that provides defined pension benefits in excess of limits imposed on the Qualified Pension Plan by federal tax law.

The following table presents the benefit obligation, fair value of plan assets, funded status, and amounts not yet recognized as components of net periodic pension costs for PLC’s defined benefit pension plan and unfunded excess benefit plan as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Qualified Pension Plan	Nonqualified Excess Pension Plan	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
Accumulated benefit obligation, end of year	$320,023	$49,446	$269,802	$46,299
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$288,129	$47,345	$300,423	$54,590
Service cost	13,277	1,148	13,185	1,415
Interest cost	11,380	1,572	9,830	1,436
Amendments	—	—	—	—
Actuarial (gain)/loss	47,913	4,569	(15,608)	(2,001)
Benefits paid	(17,841)	(3,967)	(19,701)	(8,095)
Projected benefit obligation at end of year	342,858	50,667	288,129	47,345
Change in plan assets:
Fair value of plan assets at beginning of year	253,955	—	260,926	—
Actual return on plan assets	51,308	—	(6,070)	—
Employer contributions(1)	17,400	3,967	18,800	8,095
Benefits paid	(17,841)	(3,967)	(19,701)	(8,095)
Fair value of plan assets at end of year	304,822	—	253,955	—
After reflecting FASB guidance:
Funded status	(38,036)	(50,667)	(34,174)	(47,345)
Amounts recognized in the balance sheet:
Other liabilities	(38,036)	(50,667)	(34,174)	(47,345)
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain)/loss	25,082	13,041	10,370	9,025
Prior service cost/(credit)	—	—	—	—
Total amounts recognized in AOCI	$25,082	$13,041	$10,370	$9,025
(1)Employer contributions are shown based on the calendar year in which contributions were made to each plan.

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Qualified Pension Plan		Nonqualified Excess Pension Plan
	2019	2018	2019	2018
Discount rate	3.12%	4.21%	2.76%	3.93%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017, are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	4.21%	3.55%	4.04%	3.94%	3.25%	3.60%
Rate of compensation increase	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above	4.75% prior to age 40/ 3.75% for age 40 and above
Expected long-term return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
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
Components of the net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017 are as follows:

	Qualified Pension Plan			Nonqualified Excess Pension Plan
	For The Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(Dollars In Thousands)
Service cost — benefits earned during the period	$13,277	$13,185	$12,011	$1,148	$1,415	$1,350
Interest cost on projected benefit obligation	11,380	9,830	9,846	1,572	1,436	1,480
Expected return on plan assets	(18,106)	(17,058)	(13,570)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial losses(1)	—	—	—	553	969	634
Preliminary net periodic benefit cost	6,551	5,957	8,287	3,273	3,820	3,464
Settlement/curtailment expense(2)	—	—	—	—	1,526	—
Total net periodic benefit cost	$6,551	$5,957	$8,287	$3,273	$5,346	$3,464
(1)2019 average remaining service period used is 8.69 years and 7.68 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.
(2)The excess pension plan triggered settlement accounting for the year ended December 31, 2018 since the total lump sum payments exceeded the settlement threshold of service cost plus interest cost.

For the Qualified Pension Plan, PLC does not expect to amortize approximately $1.2 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2019. For the unfunded excess benefit plan, PLC expects to amortize approximately $1.0 million of net actuarial loss from other comprehensive income into net periodic benefit cost during 2019.

Estimated future benefit payments under the Qualified Pension Plan and Nonqualified Excess Pension Plan are as follows:

Years	Qualified Pension Plan	Nonqualified Excess Pension Plan
	(Dollars In Thousands)
2020	$22,026	$6,832
2021	22,831	5,654
2022	25,577	6,005
2023	23,965	5,126
2024	25,489	4,387
2025 - 2029	129,165	19,648
Qualified Pension Plan Assets
Allocation of plan assets of the Qualified Pension Plan by category as of December 31, are as follows:

Asset Category	Target Allocation	2018	2019
Return-Seeking	60%	61%	61%
Liability-Hedging Fixed Income	40	39	39
Total	100%	100%	100%
PLC’s target asset allocation is designed to provide an acceptable level of risk and balance between return-seeking assets and liability-hedging fixed income assets. The weighting towards return-seeking securities is designed to help provide for an increased level of asset growth potential and liquidity.
PLC’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The Company’s investment policy also has sub category allocation ranges within the return seeking and liability hedging fixed income asset portfolios. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.
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

 Plan assets of the Qualified Pension Plan by category as of December 31, 2019 and 2018 are as follows:

	As of December 31,
Asset Category	2019	2018
	(Dollars In Thousands)
Cash and cash equivalents	$3,713	$1,225
Equity securities:
Collective Russell 3000 equity index fund	100,673	70,599
Fidelity Spartan 500 index fund	31,693	46,300
Northern Trust ACWI ex-US Fund	56,996	41,924
Liability-hedging fixed income:
Group Deposit Administration Annuity Contract	75,052	78,707
BlackRock Long Government Credit Bond Index Fund	36,695	15,200
Total investments	304,822	253,955
Employer contribution receivable	—	—
Total	$304,822	$253,955
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
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$3,713	$—	$—	$3,713
Equity securities	189,362	—	—	189,362
Fixed income	36,695	—	—	36,695
Group deposit administration annuity contract	—	—	75,052	75,052
Total investments	$229,770	$—	$75,052	$304,822
The following table sets forth by level, within the fair value hierarchy, the Qualified Pension Plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Cash	$1,225	$—	$—	$1,225
Equity securities	158,823	—	—	158,823
Fixed income	15,200	—	—	15,200
Group deposit administration annuity contract	—	—	78,707	78,707
Total investments	$175,248	$—	$78,707	$253,955
For the year ended December 31, 2019, $7.5 million transferred into Level 1 from Level 3. This transfer was made to maintain an acceptable asset allocation as determined by the Company’s investment policy statement. For the year ended December 31, 2018, there were no transfers between levels.

The following table presents a reconciliation of the beginning and ending balances for the fair value measurements for the year ended December 31, 2019 and for the year ended December 31, 2018 for which PLC has used significant unobservable inputs (Level 3):

	December 31, 2019	December 31, 2018
	(Dollars In Thousands)
Balance, beginning of year	$78,707	$74,886
Interest income	3,845	3,821
Transfers from collective short-term investments fund	—	—
Transfers to collective short-term investments fund	(7,500)	—
Balance, end of year	$75,052	$78,707
The following table represents the Plan’s Level 3 financial instrument, the valuation technique used, and the significant unobservable input and the ranges of values for that input as of December 31, 2019:

Instrument	Fair Value	Principal Valuation Technique	Significant Unobservable Inputs	Range of Significant Input Values
	(Dollars In Thousands)
Group deposit administration annuity contract	$75,052	Contract Value	Contract Rate	5.01% - 5.08%
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
During the twelve months ended December 31, 2019, PLC contributed $17.4 million to the Qualified Pension Plan for the 2018 plan year. PLC has not yet determined what amount it will fund during 2020, but may contribute an amount that would eliminate the PBGC variable-rate premium payable in 2020. PLC currently estimates that amount will be between $10 million and $25 million.
Other Postretirement Benefits
In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2019 and 2018, the accumulated postretirement benefit obligation and projected benefit obligation were immaterial.

For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2019 and 2018, PLC’s liability related to this benefit was immaterial.
PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The benefit obligation associated with these benefits is as follows:

	As of December 31,
Postretirement Life Insurance Plan	2019	2018
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$10,012	$10,978
Service cost	124	153
Interest cost	405	366
Actuarial (gain)/loss	2,285	(1,045)
Benefits paid	(404)	(440)
Benefit obligation, end of year	$12,422	$10,012
For the postretirement life insurance plan, PLC’s discount rate assumption used to determine the benefit obligation and the net periodic benefit cost as of December 31, 2019 is 3.38% and 4.38%, respectively.
PLC’s expected long-term rate of return assumption used to determine the net periodic benefit cost as of December 31, 2019 is 2.5%. To determine an appropriate long-term rate of return assumption, PLC utilized 25 year average and annualized return results on the Barclay’s short treasury index.
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
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$4,610	$—	$—	$4,610
The following table sets forth by level, within the fair value hierarchy, the life insurance plan’s assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money market fund	$4,854	$—	$—	$4,854
For the year ended December 31, 2019 and 2018, there were no transfers between levels.
Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan
PLC sponsors a tax qualified 401(k) Plan (“401(k) Plan”) which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual contribution amount as set periodically by the Internal Revenue Service ($19,000 for 2019). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($6,000 for 2019). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately. For the year ended December 31, 2019 and December 31, 2018, the Company recorded an expense of $9.3 million and $9.2 million associated with 401(k) Plan matching contributions, respectively.
PLC also has a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The expense recorded by PLC for this employee benefit was $1.0 million, $1.3 million, and $1.1 million, respectively, in 2019, 2018, and 2017.
18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2019, 2018, and 2017.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2016	$(655,767)	$727	$(655,040)
Other comprehensive income (loss) before reclassifications	705,859	(563)	705,296
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	391	—	391
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(944)	451	(493)
Cumulative effect adjustments	(26,470)	132	(26,338)
Balance, December 31, 2017	$23,069	$747	$23,816
Other comprehensive income (loss) before reclassifications	(1,411,674)	(1,884)	(1,413,558)
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(20,751)	—	(20,751)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	15,699	1,130	16,829
Cumulative effect adjustments	(10,552)	—	(10,552)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,833,888	(9,781)	2,824,107
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,574)	—	(3,574)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(10,474)	1,799	(8,675)
Balance, December 31, 2019	$1,415,631	$(7,989)	$1,407,642
(1)See Reclassification table below for details.
(2)As of December 31, 2017, 2018 and 2019, net unrealized losses reported in AOCI were offset by $(6.3) million, $613.4 million and $(776.9) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the years ended December 31, 2019, 2018, and 2017.

Gains/(losses) in net income:	Affected Line Item in the Consolidated Statements of Income	For The Year Ended December 31,
		2019	2018	2017
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(2,278)	$(1,431)	$(694)
	Tax (expense) benefit	479	301	243
		$(1,799)	$(1,130)	$(451)

Unrealized gains and losses on available-for-sale securities	Realized investment gains (losses): All other investments	$47,711	$9,851	$10,453
	Net impairment losses recognized in earnings	(34,453)	(29,724)	(9,112)
	Tax (expense) or benefit	(2,784)	4,174	(397)
		$10,474	$(15,699)	$944

(1) See Note 7, Derivative Financial Instruments for additional information

19.  INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate applied to pre-tax income	21.0%	21.0%	35.0%
State income taxes	0.4	4.2	0.3
Investment income not subject to tax	(1.6)	(4.5)	(4.7)
Prior period adjustments	0.1	1.6	(1.1)
Federal Tax law changes	—	—	(184.8)
Other	(0.8)	(0.6)	0.5
	19.1%	21.7%	(154.8)%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.
The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Current income tax expense:
Federal	$381,202	$113,925	$39,042
State	9,112	9,699	(2,477)
Total current	$390,314	$123,624	$36,565
Deferred income tax expense:
Federal	$(254,184)	$(73,364)	$(757,748)
State	(5,666)	3,401	2,774
Total deferred	$(259,850)	$(69,963)	$(754,974)

The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2019	2018
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$132,295	$127,168
Deferred compensation	55,559	58,533
Deferred policy acquisition costs	217,967	113,959
Premium on non-recourse funding obligations	784	905
Net unrealized loss on investments	—	373,292
Valuation allowance	(9,153)	(8,629)
	397,452	665,228
Deferred income tax liabilities:
Premium receivables and policy liabilities	211,458	339,555
VOBA and other intangibles	596,756	478,561
Invested assets (other than unrealized gains (losses))	557,763	720,108
Net unrealized gains on investments	376,288	—
Other	27,157	25,343
	1,769,422	1,563,567
Net deferred income tax liability	$(1,371,970)	$(898,339)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the MONY acquisition date (and through the December 31, 2019 reporting date) based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
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
Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts based on reasonable estimates made by the Company as to the effects of tax reform on deferred assets due to the application and interpretation of Section 162(m) and included those amounts in its consolidated financial statements for the year ended December 31, 2017. The accounting was completed by December 22, 2018 and there were no material adjustments to the provisional tax benefit.
In management’s judgment, the gross deferred income tax asset as of December 31, 2019 will more likely than not be fully realized with the exception of certain federal and state deductible temporary differences. The Company has recognized a valuation allowance of $9.6 million and $9.1 million as of December 31, 2019 and 2018, respectively, related to certain intercompany non-life federal NOL’s and state-based future deductible temporary differences that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $0.5 million, before the federal benefit of state income taxes, increased income tax expense in 2019 by the same amount.

At December 31, 2019, the Company has intercompany loss carryforwards of $581.3 million that are available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. Approximately $54.8 million of these loss carryforwards will expire between 2036 and 2037 and the remaining loss carryforwards of $526.5 million have no expiration.
Included in the deferred income tax assets above are approximately $12.9 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2020 and 2039.
As of December 31, 2019 and 2018, some of the Company’s fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain at December 31, 2019. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Balance, beginning of period	$7,134	$11,353	$9,856
Additions for tax positions of the current year	—	—	1,857
Additions for tax positions of prior years	—	—	70
Reductions of tax positions of prior years:
Changes in judgment	—	(4,219)	(430)
Settlements during the period	(5,343)	—	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$1,791	$7,134	$11,353
Included in the end of period balance above, as of December 31, 2019 and 2018, there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. As of December 31, 2017, there were approximately $0.7 million, of such unrecognized tax benefits. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $1.8 million, $7.1 million, and $10.7 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2019, 2018, or 2017, as the parent company maintains responsibility for the interest on unrecognized tax benefits.
In April 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have been settled, other than interest, and the settlement of interest will not materially impact the Company or its effective tax rate.
This agreement with the IRS and the change in federal tax rate under the Tax Reform Act are the primary causes for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, none of the unrecognized tax benefits will be reduced. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.

Due to the aforementioned IRS adjustments to the Company’s pre-2017 taxable income, the Company has amended certain of its 2014 through 2016 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns.

20.  SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$181,768	$186,295	$178,787
Income taxes	383,085	11,703	20,507

21.  RELATED PARTY TRANSACTIONS
The Company provides furnished office space and computers to affiliates through an intercompany agreement. Revenues from this agreement were $6.4 million, $6.0 million, and $6.2 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $277.7 million, $249.3 million, and $240.9 million, for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2019 and 2018 of $50.9 million and $36.4 million, respectively. There was a $8.0 million and $11.3 million intercompany receivable balance as of December 31, 2019 and 2018, respectively.
Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $6.4 million, $6.8 million, and $6.8 million, for the years ended December 31, 2019, 2018, and 2017, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.9 million, $2.3 million, and $2.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company has joint venture interests in real estate for which the Company holds the underlying real estate’s loan. During 2019, 2018, and 2017, the Company received $23.2 million, $6.8 million, and $41.2 million, respectively, in mortgage loan payments corresponding to the joint venture interests and $15.6 million in principal was collected on loans that paid off in December 2019.
Prior to the Merger, PLC and the Company had no related party transactions with Dai-ichi Life. During the periods ending December 31, 2019, 2018, and 2017, PLC paid a management fee to Dai-ichi Life of $11.1 million, $12.2 million, and $10.9 million, respectively, for certain services provided to the company.
PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects.
PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of an office building and parking deck which was completed on February 1, 2000. The synthetic lease was amended and restated as of December 19, 2013 and was extended to December 31, 2018. At the end of the lease term, the Company purchased the building for approximately $75.0 million.
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
The Company has reinsured GLWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. No additional capital was provided to Shades Creek by PLC during the year ended December 31, 2019. As of December 31, 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
Statutory net income (loss) for the Company was $(619.9) million, $321.1 million, and $731.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Statutory capital and surplus for the Company was $4.9 billion and $4.3 billion as of December 31, 2019 and 2018, respectively.
The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2020 is approximately $138.4 million. Additionally, as of December 31, 2019, approximately $1.0 billion of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company’s insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.
State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. The Company manages its capital consumption by using the ratio of its total adjusted capital, as defined by the insurance regulators, to the Company’s action level RBC (known as the RBC ratio), also defined by insurance regulators. As of December 31, 2019 and 2018, the Company’s insurance subsidiaries all exceeded the minimum RBC requirements.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2019, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of approximately $42.9 million.
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
The favorable (unfavorable) effects of the Company and its statutory surplus, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2019	2018
	(Dollars In Millions)
Non-admission of goodwill	$(143)	$(181)
Total (net)	$(143)	$(181)

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
The favorable (unfavorable) effects on the statutory surplus of the Company’s insurance subsidiaries, compared to NAIC statutory surplus, from the use of these prescribed and permitted practices were as follows:

	As of December 31,
	2019	2018
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$1,555	$1,630
Accounting for certain notes as admitted assets	2,748	2,553
Reserving based on state specific actuarial practices	116	121
Reserving difference related to a captive insurance company	(71)	(50)
Total (net)	$4,348	$4,254

23.  OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.
•The Life Marketing segment markets fixed UL, IUL, VUL, BOLI, and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
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
The Company’s management and Board of Directors analyzes and assesses the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company’s measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax”, by excluding the following items:
•realized gains and losses on investments and derivatives,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
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
There were no significant intersegment transactions during the years ended December 31, 2019, 2018, and 2017.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Revenues
Life Marketing	$1,694,618	$1,567,857	$1,556,207
Acquisitions	2,901,650	2,027,195	1,569,083
Annuities	623,854	478,114	486,847
Stable Value Products	246,587	219,501	190,006
Asset Protection	353,896	355,501	370,449
Corporate and Other	131,464	110,848	140,075
Total revenues	$5,952,069	$4,759,016	$4,312,667
Pre-tax Adjusted Operating Income (Loss)
Life Marketing	$(26,697)	$(13,726)	$55,152
Acquisitions	346,825	282,715	249,749
Annuities	145,578	129,155	171,269
Stable Value Products	93,183	102,328	105,261
Asset Protection	37,205	24,371	17,638
Corporate and Other	(161,248)	(156,722)	(189,645)
Pre-tax adjusted operating income	434,846	368,121	409,424
Realized gains (losses) on investments and derivatives	248,602	(120,533)	54,584
Income before income tax	683,448	247,588	464,008
Income tax expense (benefit)	130,464	53,661	(718,409)
Net income	$552,984	$193,927	$1,182,417

Pre-tax adjusted operating income	$434,846	$368,121	$409,424
Adjusted operating income tax (expense) benefit	(78,257)	(78,973)	737,513
After-tax adjusted operating income	356,589	289,148	1,146,937
Realized gains (losses) on investments and derivatives	248,602	(120,533)	54,584
Income tax (expense) benefit on adjustments	(52,207)	25,312	(19,104)
Net income	$552,984	$193,927	$1,182,417

Realized investment gains (losses):
Derivative financial instruments	$(131,459)	$79,097	$(137,041)
All other investments	342,998	(223,276)	121,087
Net impairment losses recognized in earnings	(34,453)	(29,724)	(9,112)
Less: related amortization(1)	(23,021)	(11,856)	(39,480)
Less: VA GLWB economic cost	(48,495)	(41,514)	(40,170)
Realized gains (losses) on investments and derivatives	$248,602	$(120,533)	$54,584

(1)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Year Ended December 31,
	2019	2018	2017
	(Dollars In Thousands)
Net investment income
Life Marketing	$571,654	$552,697	$550,714
Acquisitions	1,532,605	1,108,218	752,520
Annuities	367,650	335,382	316,582
Stable Value Products	243,775	217,778	186,576
Asset Protection	28,291	25,070	22,298
Corporate and Other	74,855	99,757	94,366
Total net investment income	$2,818,830	$2,338,902	$1,923,056

Amortization of DAC and VOBA
Life Marketing	$157,854	$116,917	$120,753
Acquisitions	10,693	18,690	(6,939)
Annuities	(58,907)	24,274	(54,471)
Stable Value Products	3,382	3,201	2,354
Asset Protection	62,631	62,984	17,746
Corporate and Other	—	—	—
Total amortization of DAC and VOBA	$175,653	$226,066	$79,443

	Operating Segments As of December 31, 2019
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$16,013,892	$54,074,450	$21,434,347	$5,317,885
DAC and VOBA	1,486,699	924,090	929,917	5,221
Other intangibles	243,210	36,321	157,968	6,722
Goodwill	215,254	23,862	343,247	113,924
Total assets	$17,959,055	$55,058,723	$22,865,479	$5,443,752

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$878,386	$17,830,217	$115,549,177
DAC and VOBA	173,628	—	3,519,555
Other intangibles	112,032	27,173	583,426
Goodwill	129,224	—	825,511
Total assets	$1,293,270	$17,857,390	$120,477,669

	Operating Segment Assets As of December 31, 2018
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$14,607,822	$31,859,520	$20,160,279	$5,107,334
DAC and VOBA	1,499,386	458,977	889,697	6,121
Other intangibles	262,181	31,975	156,785	7,389
Goodwill	215,254	23,862	343,247	113,924
Total assets	$16,584,643	$32,374,334	$21,550,008	$5,234,768

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$827,416	$12,356,003	$84,918,374
DAC and VOBA	172,149	—	3,026,330
Other intangibles	122,590	31,934	612,854
Goodwill	129,224	—	825,511
Total assets	$1,251,379	$12,387,937	$89,383,069

24.  CONSOLIDATED QUARTERLY RESULTS — UNAUDITED
The Company’s unaudited consolidated quarterly operating data for the year ended December 31, 2019 and 2018 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Premiums and policy fees	$923,686	$939,097	$1,021,152	$1,172,267
Reinsurance ceded	(315,971)	(337,077)	(314,234)	(549,922)
Net of reinsurance ceded	607,715	602,020	706,918	622,345
Net investment income	641,422	685,194	739,711	752,503
Realized investment gains (losses)	56,220	44,243	130,503	(19,427)
Net impairment losses recognized in earnings	(3,142)	(698)	(10,818)	(19,795)
Other income	78,136	104,172	115,679	119,168
Total revenues	1,380,351	1,434,931	1,681,993	1,454,794
Total benefits and expenses	1,203,624	1,249,208	1,442,152	1,373,637
Income before income tax	176,727	185,723	239,841	81,157
Income tax expense	34,629	31,309	49,417	15,109
Net income	$142,098	$154,414	$190,424	$66,048

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2018
Premiums and policy fees	$883,413	$935,928	$871,892	$965,275
Reinsurance ceded	(345,624)	(391,864)	(267,910)	(378,112)
Net of reinsurance ceded	537,789	544,064	603,982	587,163
Net investment income	489,418	578,414	631,955	639,115
Realized investment gains (losses)	(40,725)	(32,583)	(46,866)	(24,005)
Net impairment losses recognized in earnings	(3,645)	(5)	(14)	(26,060)
Other income	80,674	79,754	80,906	79,685
Total revenues	1,063,511	1,169,644	1,269,963	1,255,898
Total benefits and expenses	1,041,575	1,108,750	1,174,793	1,186,310
Income before income tax	21,936	60,894	95,170	69,588
Income tax expense	3,661	8,626	16,646	24,728
Net income	$18,275	$52,268	$78,524	$44,860

25.  SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2019, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. Subsequent to December 31, 2019, equity and financial markets have experienced significant volatility and interest rates have continued to decline due to the COVID-19 pandemic. The Company is currently unable to determine the extent of the impact of the pandemic to its operations and financial condition. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareowner and Board of Directors
Protective Life Insurance Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Protective Life Insurance Company and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income (loss), shareowner’s equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedules III to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ KPMG LLP

We have served as the Company’s auditor since 2019.

Birmingham, Alabama
March 25, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Insurance Company

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Protective Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income (loss), shareowner’s equity and cash flows for each of the two years in the period ended December 31, 2018, including the related notes and financial statement schedules as of and for each of the two years in the period ended December 31, 2018 listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for administrative fees associated with certain property and casualty insurance products in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
March 25, 2019
Birmingham, AL

We served as the Company’s auditor from 1974 to 2019.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
(a)                                 Disclosure Controls and Procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), except as otherwise noted below. Based on their evaluation as of December 31, 2019, the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.
(b)                             Management’s Report on Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
As described in Note 3, Significant Transactions, we acquired substantially all of the individual life insurance and annuity business of Great West Life & Annuity Insurance Company and certain of its affiliates (“GWL&A”) effective June 1, 2019. Pursuant to the SEC’s guidance that an assessment of recently acquired business may be omitted from the scope of an assessment of internal controls over financial reporting for one year from the date of acquisition, our evaluation of the effectiveness of the Company’s disclosure controls and procedures since the acquisition date has excluded those internal controls over financial reporting at GWL&A that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems. The acquired GWL&A business not integrated into our existing systems and controls represents approximately $10.4 billion of consolidated assets, approximately $254.5 million of consolidated revenue, approximately $406.4 million of consolidated benefits and expenses, and approximately $21.9 million of liabilities on the related consolidated financial statements as of and for the year ended December 31, 2019.
Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

March 25, 2020
(c)   Changes in Internal Control Over Financial Reporting
Other than the considerations noted in management’s report, there have been no changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table contains information regarding our current directors and executive officers. The table also contains information regarding the current directors of our parent, PLC. We have included information about the directors of PLC because certain corporate governance functions and oversight are done by the Board of Directors of PLC (the “PLC Board”). Each of our executive officers also serves in the same capacity as an executive officer of PLC.

Name	Age (as of 2/1/2020)	Title
Richard J. Bielen	59	President, Chief Executive Officer and a Director of the Company and PLC
D. Scott Adams	55	Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer of the Company and PLC
Mark L. Drew	58	Executive Vice President, Chief Legal Officer of the Company and PLC; Secretary of PLC
Nancy Kane Curreri	62	Executive Vice President, Acquisitions and Corporate Development of the Company and PLC
Michael G. Temple	57	Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company
Carl S. Thigpen	63	Executive Vice President and Chief Investment Officer of the Company and PLC; Director of the Company
Steven G. Walker	60	Executive Vice President and Chief Financial Officer of the Company and PLC
Norimitsu Kawahara	55	Director of PLC
Tetsuya Kikuta	55	Director of PLC
Vanessa Leonard	59	Director of PLC
John J. McMahon, Jr.	77	Director of PLC
Ungyong Shu	57	Director of PLC
Jesse J. Spikes	69	Director of PLC
Toshiaki Sumino	50	Director of PLC
William A. Terry	62	Director of PLC
W. Michael Warren, Jr.	72	Chairman of the Board of PLC

Executive Officers

All of our executive officers are elected annually and serve at the pleasure of our Board of Directors (the “Company Board”), and all of PLC’s executive officers are elected annually and serve at the pleasure of the PLC Board. None of our executive officers are related to any director of the Company or of PLC or to any other executive officer. Certain of our executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.

Mr. Bielen – For Mr. Bielen’s business experience, principal occupation and employment history, see the information under “Qualification of Directors”.

Mr. Adams has been Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer of the Company and PLC since February 2020. From March 2018 to February 2020, he served as Executive Vice President and Chief Digital and Innovation Officer of the Company and PLC. From February 2016 to March 2018, Mr. Adams served as Executive Vice President of the Company, and from January 2016 to March 2018, Mr. Adams served as Executive Vice President and Chief Administrative Officer of PLC. Mr. Adams served as Senior Vice President and Chief Human Resources Officer of the Company and PLC from April 2006 to February 2016 (Company) or January 2016 (PLC).

Mr. Drew has been Executive Vice President and Chief Legal Officer of the Company and PLC and Secretary of PLC since March 2020. From August 2018 to March 2020, Mr. Drew served as Executive Vice President and General Counsel of the Company and PLC and Secretary of PLC. From August 2016 to August 2018, Mr. Drew served as Executive Vice President and General Counsel of the Company and PLC. From 2006 to August 2016, Mr. Drew served as Managing Shareholder of Maynard, Cooper & Gale, P.C., a Birmingham, Alabama based law firm, where Mr. Drew worked from 1988 until July 2016.

Ms. Kane has been Executive Vice President, Acquisitions and Corporate Development of the Company and PLC since May 2019. From July 2013 to May 2019, Ms. Kane served as Senior Vice President, Acquisitions and Corporate Development of the Company. From May 2008 to July 2013, Ms. Kane served as Senior Vice President and Senior Associate Counsel of the Company. From February 1997 to May 2008, Ms. Kane served as Senior Associate Counsel of the Company. Ms. Kane has been employed by the Company and its subsidiaries since 1997.

Mr. Temple - For Mr. Temple’s business experience, principal occupation and employment history, see the information under “Qualification of Directors”.

Mr. Thigpen - For Mr. Thigpen’s business experience, principal occupation and employment history, see the information under “Qualification of Directors”.

Mr. Walker has been Executive Vice President and Chief Financial Officer of the Company since February 2016 and of PLC since January 2016. From February 2016 (Company) or January 2016 (PLC) to March 2017, Mr. Walker also served as Controller of the Company and PLC. From May 2004 to February 2016, Mr. Walker served as Senior Vice President, Chief Accounting Officer, and Controller of the Company, and from March 2004 to January 2016, Mr. Walker served as Senior Vice President, Chief Accounting Officer, and Controller of PLC. Mr. Walker has been employed by PLC and its subsidiaries since 2002.

Qualification of Directors

The Company Board consists of three directors: Mr. Bielen, Mr. Temple, and Mr. Thigpen. The PLC Board consists of ten directors: Mr. Bielen, Mr. Kawahara, Mr. Kikuta, Ms. Leonard, Mr. McMahon, Mr. Shu, Mr. Spikes, Mr. Sumino, Mr. Terry, and Mr. Warren. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors of the Company Board and the PLC Board:

Richard J. Bielen - President, Chief Executive Officer and a Director of the Company and PLC. Mr. Bielen has been Chairman of the Company Board since July 2017, Chief Executive Officer of the Company and PLC since July 2017, President of the Company since February 2016, and President of PLC since January 2016. Mr. Bielen also served as Chief Operating Officer of the Company and PLC from February 2016 (Company) and January 2016 (PLC) to July 2017. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of PLC. Mr. Bielen became a director of the Company on September 11, 2006, and a director of PLC on February 1, 2015. Mr. Bielen has been employed by PLC and its subsidiaries since 1991. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Andersen and Company. Mr. Bielen serves on the Board of Directors of the United Way of Central Alabama and as a trustee of Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center and previously served on the Board of Directors of Infinity Property and Casualty Corporation until July 2018. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen became a Director for PLC in 2015. We believe that Mr. Bielen’s background in business; his skills and experience as a senior executive of PLC and Oppenheimer and as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of PLC and his seasoned business judgment, are valuable to us and the Company Board and the PLC Board.

Norimitsu Kawahara – Director of PLC. Mr. Kawahara is the Executive Officer of Dai-ichi Life and an Executive Officer of The Dai-ichi Life Insurance Company, Limited. Mr. Kawahara currently serves as a Director of DLI North America, Inc. and Commissioner of PT Panin Dai-ichi Life. Mr. Kawahara has held various positions with Dai-ichi Life since 1997, including Executive Officer, Chief General Manager, Asia Pacific and General Manager, International Business Management Department. Mr. Kawahara has also served as Managing Director of both DLI Asia Pacific Pte. Ltd. and Dai-ichi Life International (Asia Pacific) Limited. Mr. Kawahara has also served as a Director of Dai-ichi Life (Cambodia) PLC Director ofStar Union Dai-ichi Life Insurance Company Limited, Director of TAL Dai-ichi Life Australia PTY Limited, Director of TAL Life Limited, and a Member of the Member’s Council of Dai-ichi Insurance Company of Vietnam Limited. Mr. Kawahara received a Bachelor of Arts degree in Economics from Hitotsubashi University in Tokyo, Japan. Mr. Kawahara became a Director of PLC in 2018. We believe that Mr. Kawahara’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

Tetsuya Kikuta – Director of PLC. Mr. Kikuta is the Managing Executive Officer of Dai-ichi Life and the Director, Managing Executive Officer of The Dai-ichi Life Insurance Company, Limited. Mr. Kikuta currently serves as a Director for each of the following companies: The Dai-ichi Building Co., Ltd., The Dai-ichi Life Insurance Company Limited, Mizuho-DL Financial Technology Co., Ltd., and Sohgo Housing Co., Ltd. Mr. Kikuta has held various positions with Dai-ichi Life since 2008, including Managing Executive Officer, Chief General Manager, Investment; Executive Officer, Chief General Manager, Investment; General Manager, Investment Planning Department; and General Manager, Equity Investment Department and International Business Management Department with The Dai-ichi Life Insurance Company, Limited and Managing Director of Dai-ichi Life International (AsiaPacific) Limited. Mr. Kikuta has also served as a member of the Member’s Council of Dai-ichi Life Insurance Company of Vietnam, Limited, and as a Director for the following companies: TAL Dai-ichi Life Australia Pty Limited; TAL Life Limited; and TAL Limited. Mr. Kikuta earned a Bachelor of Commerce degree from Hitotsubashi University in Tokyo, Japan and received a Master of Business Administration degree from Columbia University. Mr. Kikuta became a Director for PLC in August 2018. We believe that Mr. Kikuta’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

Vanessa Leonard – Director of PLC. Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal, and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Audit Committee and serves on its Physical Properties, Compensation, Finance, Nominating, Legal Affairs and Public Review Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board, where she serves on the Financial, Audit, and Compliance Committee, UAB Education Foundation Board, the UAB Health System Board, and the University of Alabama Law School Foundation. Ms. Leonard previously served on the Governor’s Task Force to Strengthen Alabama’s Families and the Board of the United Way for the Lake Martin Area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi, and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for PLC in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations are valuable to the PLC Board.

John J. McMahon, Jr. – Director of PLC. Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending twenty-five years with McWane, Inc., a privately-held manufacturing company with international operations having over twenty plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over twenty-five acquisitions ranging from publicly-held companies to small privately-held companies. Mr. McMahon serves on the Board of Directors of ProAssurance Corporation, and he serves or has served on the Boards of Directors of other publicly- and privately-held companies, including National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company, and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for PLC in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment are valuable to the PLC Board.

Ungyong Shu – Director of PLC. Mr. Shu is the President and Chief Executive Officer of Core Value Management Company, Limited, an advisory firm that he established in 2013. Mr. Shu worked in various positions for J.P. Morgan Securities Japan, Limited from 1986 to 2007. These positions included Mergers and Acquisitions Analyst, Corporate Finance Associate, Vice President of Investment Banking, head of Japan Financial Institutions Group, Managing Director, Co-Chief Operating Officer of Japan Investment Banking, and Senior Investor Client Management. Mr. Shu worked in various positions for Merrill Lynch Japan Securities Limited from 2007 to 2013. These positions included Chairman of Japan Financial Institutions Group, Co-Head of Asia Financial Institutions Group, Co-Head of Japan Investment Banking, and Vice Chairman. Mr. Shu serves as a director of Dai-ichi Life. Mr. Shu graduated from Hitotsubashi University in Japan, where he majored in laws. Mr. Shu became a Director for PLC in 2015, and he served as a director of Dai-ichi Life Insurance Company, Limited from 2015 to 2016. We believe that Mr. Shu’s background in business, including his experience and service in investment banking, his legal training, and strategic and financial planning knowledge, are valuable to us and the PLC Board.

Jesse J. Spikes – Director of PLC. Mr. Spikes practiced law for almost 40 years. Until May 31, 2017, Mr. Spikes was Senior Counsel in the Atlanta office of Dentons US, LLP. After serving as Legal Advisor to the Al Bahrain Arab African Bank in Manama, Bahrain and the Arab African International Bank in Cairo, Egypt where he lived from 1981 to 1985, he joined Atlanta-based Long, Aldridge & Norman LLP (“LAN”) in 1986 where he became a partner in 1989. LAN later merged with McKenna & Cuneo LLP to become Mckenna Long & Aldridge LLP, and, subsequently, the legacy firm of Dentons’ Atlanta office. He also served as General Counsel to Atlanta Life Insurance Company, Law Clerk to Judge Damon J. Keith of the United States Court of Appeals, Sixth Circuit, and an associate with the predecessor firm of Atlanta-based Alston & Bird. Mr. Spikes’s law practice focused on business law, including corporate and banking transactions, governance and compliance, internal investigations, audits and special committee representations, and marketing and sports law matters. He also represented businesses, individuals and governmental entities in the public procurement arena. Mr. Spikes has also served as a director of publicly- and privately-held companies, and in leadership roles with the Atlanta Area Council of the Boy Scouts of America. Currently, Mr. Spikes is president of Ribs On The Run, Inc., an Atlanta-based start-up company that develops recipes, and processing procedures for, rubs, sauces and smoked-meat products. The Company then engages qualified and properly certified copackers to produce for marketing and sale by it to its wholesale and retail customers. He also serves on the Board of Trustees for HSOC, Inc., a subsidiary of Children’s Healthcare of Atlanta, Inc. that manages Hughes Spalding Children’s Hospital. Mr. Spikes received his BA degree in English from Dartmouth College, his BA degree in Philosophy and Politics from University College at Oxford University and a Juris Doctorate from Harvard Law School. Mr. Spikes became a Director for PLC in 2011. We believe that Mr. Spikes’s skill and experience as an attorney, entrepreneur and leader in other business and civic organizations are valuable to the PLC Board.

Toshiaki Sumino – Director of PLC. Mr. Sumino is the Executive Officer, Chief General Manager, North America of Dai-ichi Life and the President, Chief Executive Office of DLI North America Inc. Mr. Sumino also serves as a Director of DLI North America Inc. Mr. Sumino has held various positions with Dai-ichi Life, including Executive Officer, Chief of Corporate Planning Unit for Dai-ichi Life Holdings, Inc. from 2016 to 2018 and the following positions with The Dai-ichi Life Insurance Company, Limited from 1997 to 2016: General Manager, Group Management Headquarters; Staff General Manager, Corporate Planning Department; Corporate Planning Department; and Securities Planning Department. Mr. Sumino earned a Bachelor of Law degree from the University of Tokyo in Tokyo, Japan and MCJ and LLM degree from New York University School of Law. Mr. Sumino became a Director for PLC in April 2018. We believe that Mr. Sumino’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

William A. Terry – Director of PLC. Mr. Terry is an independent consultant to Regions Bank, N.A. He is a founder and, until August 1, 2019, served as Chairman of Highland Associates, Inc., an investment advisory firm that has advised on approximately twenty-seven billion dollars of assets (as of December 2018) for not-for-profit health care organizations, foundations, endowments, and select individuals. He serves as a member and director of Alabama Capital Network, LLC. He previously served as a managing member and director of Highland Strategies, LLC until March 2018. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for PLC in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

Mike Temple - Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company. Mr. Temple has been Vice Chairman and Chief Operating Officer of the Company and PLC since June 1, 2019. From March 2018 to June 2019, he served as Vice Chairman, Finance and Risk of the Company and PLC since March 2018. From November 2016 to March 2018, he served as Executive Vice President, Finance and Risk of the Company and PLC. From February 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company, and from January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of PLC. From December 2012 to February 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company, and from December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of PLC. Prior to joining PLC, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee. Mr. Temple became a director of the Company on July 21, 2017. Mr. Temple brings to the Company Board industry and risk management experience, as well as an in-depth knowledge of our business.

Mr. Thigpen - Executive Vice President and Chief Investment Officer of the Company and PLC and a Director of the Company. Mr. Thigpen has been Executive Vice President and Chief Investment Officer of the Company and PLC since June 2007. Mr. Thigpen has been employed by PLC and its subsidiaries since 1984. Mr. Thigpen became a director of the Company on July 22, 2013. Mr. Thigpen brings to the Company Board industry and financial experience, as well as an in-depth knowledge of our business.

W. Michael Warren, Jr. –Chairman of the Board of PLC. Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, freestanding pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors, and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for PLC in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

Board Composition and Independence

The Company Board consists of 3 directors, and the PLC Board consists of ten directors. Dai-ichi Life, as the sole shareholder of PLC, has the right to elect, and has elected, all of the directors that serve on the PLC Board. PLC, as our sole shareholder, has the right to elect, and has elected, all of the directors that serve on the Company Board. Because all of the directors on the Company Board are officers of PLC and the Company, none of the directors of the Company Board are independent.

Director Independence

None of the Company’s securities are listed on, and the Company is not subject to the listing standards or rules of, any national securities exchange or automated inter-dealer quotation system of a national securities association. However, for purposes of disclosing the independence of our directors under applicable SEC rules, we have chosen to apply the independence standards of the NYSE. Each of our three directors, Mr. Bielen, Mr. Temple and Mr. Thigpen, is an officer of the Company and an officer and employee of PLC. Accordingly, none of our directors qualifies as an independent director under the independence standards of the NYSE.

The Company’s parent, PLC, is a holding company that conducts substantially all of its business operations through its subsidiaries. The PLC Board oversees the business and affairs of PLC, including the Company, and, along with the Corporate Governance and Nominating Committee of the PLC Board (the “PLC Governance Committee”), conducts an annual assessment of the independence of the members of the PLC Board. While PLC’s securities are not listed on any national securities exchange or inter-dealer quotation system, the PLC Board assesses the independence of its directors under the NYSE’s independence standards. In February 2020, the PLC Governance Committee and the PLC Board evaluated the independence of the PLC directors after a review and discussion of information regarding each such director’s relationship with PLC, PLC’s subsidiaries and parent, PLC’s senior management, and their respective affiliates. After such review and discussion, the PLC Board affirmatively determined that the following non-employee directors of PLC, comprising six of PLC’s ten directors, are independent under NYSE independence standards: Ms. Leonard, Mr. McMahon, Mr. Shu, Mr. Spikes, Mr. Terry and Mr. Warren. The PLC Board also determined that all members of the PLC Audit Committee, the PLC Compensation Committee, and the PLC Governance Committee are independent under NYSE independence standards relating to membership on such committees.

Audit Committee Financial Expert

Because the Company’s equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have, and do not have, a separately designated audit committee. Pursuant to Section 3(a)(58) of the Exchange Act, where no separately designated audit committee exists, the entire board of directors of the Company is deemed to constitute its audit committee.

The Company Board has determined that Richard J. Bielen, a director and the CEO of the Company, is an audit committee financial expert as defined under the rules of the SEC. However, due to his service as our CEO, Mr. Bielen is not independent. This financial expert designation does not impose any duties, obligations, or liabilities that are greater that the duties, obligations, and liabilities imposed by being a member of the Company Board. See Item 10, Qualification of Directors, for further discussion of Mr. Bielen’s experience and qualifications.

Additionally, the PLC Board has determined that William A. Terry, a member of the PLC Audit Committee, is an audit committee financial expert as defined under the rules of the SEC and is independent under applicable SEC standards. While Mr. Terry possesses the attributes of an audit committee financial expert (as defined under the SEC rules), he is not and has never been an accountant or auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations, and liabilities imposed by being a member of the PLC Audit Committee or the PLC Board. See Item 10, Qualification of Directors, for further discussion of Mr. Terry’s experience and qualifications.

Code of Ethics

The Company has not adopted its own code of ethics. However, PLC has adopted a Code of Business Conduct, which applies to all directors, officers, and employees of PLC and all of its subsidiaries and affiliates, including the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company. The Code of Business Conduct is available on PLC’s website at http://investor.protective.com/corporate-governance/code-of-conduct.

In the event PLC amends or waives any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the 1934 Act, PLC intends to disclose these actions on PLC’s website.
Item 11.  Executive Compensation
Introduction

All compensation and related decisions for our named executive officers are made by the PLC Board upon the recommendation of the PLC Compensation Committee. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to Protective Life Insurance Company and “PLC” refers to Protective Life Corporation.
Compensation Discussion and Analysis
In this section, we describe the material components of PLC’s executive compensation program in 2019 for our named executive officers, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers
▪Richard J. Bielen, President and Chief Executive Officer of the Company and PLC;
▪Steven G. Walker, Executive Vice President and Chief Financial Officer of the Company and PLC;
▪Mark L. Drew, Executive Vice President, Chief Legal Officer of the Company and PLC and Secretary of PLC;
▪Michael G. Temple, Vice Chairman and Chief Operating Officer of the Company and PLC;
▪Carl S. Thigpen, Executive Vice President and Chief Investment Officer of the Company and PLC; and
▪John D. Johns, former Executive Chairman of PLC.
PLC’s Compensation Philosophy
The objectives of PLC’s executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align executive and Dai-ichi Life interests.
Principles of PLC’s Compensation Program

To meet PLC’s executive compensation objectives, PLC designs the compensation program to: 1) align compensation with business goals and results; 2) compete for executive talent; 3) support risk management practices; 4) take into account market and industry pay and practices; and 5) be communicated effectively so that our officers understand how compensation is linked to performance. The key components of PLC’s executive compensation program are: 1) base salaries; 2) annual cash incentive awards; 3) long-term cash incentives; and 4) retirement and deferred compensation plans.
Background of Compensation Program
In 2015, as a result of PLC’s merger with Dai-ichi Life (the “Merger”), PLC’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding PLC’s 2019 compensation programs which are administered by the PLC Compensation Committee, and which were originally restructured upon the Merger in 2015 to reflect the fact that PLC no longer had a publicly traded class of stock to use in PLC’s compensation programs.

In 2015, PLC adopted long-term incentive and annual incentive programs. In November 2017, the PLC Board adopted the Protective Life Corporation Annual Incentive Plan (as amended and restated in 2018, the “AIP”) and the Protective Life Corporation Long-Term Incentive Plan (as amended and restated in 2018, the “LTIP”) which became effective January 1, 2018, under which annual and long-term cash incentives have been made available to our named executive officers and certain other PLC employees since 2018. On November 6, 2018, the PLC Board approved an amendment and restatement of the AIP and the LTIP, effective as of November 6, 2018. For more information about these plans, please see “Adoption of Annual Incentive Plan and Long-Term Incentive Plan” in this Item 11.

None of our named executive officers are currently employed pursuant to an employment agreement with PLC or any subsidiary of PLC. The employment periods and terms of employment under the 2015 employment agreements with certain named executive officers expired in February 2017 or February 2018, as applicable. In November 2017, Mr. Johns entered into a letter agreement (the “2017 Letter Agreement”) with PLC that established his compensation arrangements during the period that he served as Executive Chairman of PLC. Mr. Johns resigned as Executive Chairman of PLC on November 4, 2019. For more information about the 2017 Letter Agreement, please see “Potential Payments upon Termination or Change of Control” in this Item 11.
PLC Compensation Committee
The Compensation and Management Succession Committee of the PLC Board (“PLC Compensation Committee”), which consists of three independent PLC directors, oversees the compensation program for our officers. In 2019, the PLC Compensation Committee met two times.

Among its duties, the PLC Compensation Committee is responsible for formulating compensation and related recommendations for approval by the PLC Board, including with respect to:

▪policies and programs applicable to PLC’s officers and key employees (which includes our named executive officers);
▪the AIP, including the total amount of bonuses to be paid each year under the AIP and the methodology used to determine individual bonuses;
▪the administration of the LTIP and the achievement of any applicable performance objectives;
▪corporate goals and objectives relevant to the compensation of the Chief Executive Officer (“CEO”) and evaluation of the CEO’s performance in light of these goals and objectives;
▪base salary, AIP bonus, LTIP objective, and other compensation of the CEO and the other senior officers of PLC (which includes our named executive officers); and
▪the performance of senior officers and senior management succession plans.

The PLC Compensation Committee’s charter, which sets out its duties and responsibilities, can be found on PLC’s website at http://investor.protective.com/corporate-governance/compensation.

The PLC Compensation Committee has retained Willis Towers Watson, an independent compensation consultant, to review, assess and provide input with respect to certain aspects of PLC’s compensation program for executive officers. The consultant reports directly to the PLC Compensation Committee with respect to these services, and the PLC Compensation Committee may replace the consultant at any time. The consultant gives the PLC Compensation Committee advice about: 1) the compensation provided to officers at other companies in the insurance industry, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation among the various elements; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular PLC Compensation Committee meetings and consult with the Chairperson of the PLC Compensation Committee (with or without management present) upon request. The compensation consultant also advises the Corporate Governance and Nominating Committee of the PLC Board on director compensation.

Compensation Committee Interlocks and Insider Participation
The Company does not have a separately designated compensation committee or other board committee which performs equivalent functions. Compensation decisions affecting our executive officers are made by the PLC Board and the PLC Compensation Committee. During 2019, the members of the PLC Compensation Committee were Mr. McMahon (Chairperson), Mr. Spikes, and Mr. Terry.
None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) or board of directors of any other entity, whose executive officers served as a director of the Company Board or members of the PLC Board or the PLC Compensation Committee.
Compensation Peer Group
For 2019, the compensation consultant focused on the pay practices of a peer group of 15 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The PLC Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and PLC’s management. The consultant also provides a summary of compensation survey data for other companies to give the PLC Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2019 compensation cycle included:
•Lincoln National Corporation
•Principal Financial Group, Inc.
•Ameriprise Financial, Inc.
•Unum Group
•Reinsurance Group of America, Inc.
•CNO Financial Group, Inc.
•Assurant, Inc.
•Torchmark Corporation
•Primerica, Inc.
•FBL Financial Group, Inc.
•Voya Financial Group, Inc.
•Athene Holding
•American Equity Investment Life Insurance
•Axa Equitable Holdings, Inc.
•Brighthouse Financial, Inc.
PLC’s compensation consultant, along with the PLC Compensation Committee and management, consider the composition of the peer group annually. PLC revised its peer group for 2019 by removing Aflac Incorporated and Genworth Financial, Inc. PLC added Axa Equitable Holdings, Inc. and Brighthouse Financial, Inc. due to their size and comparability to PLC, and in order to keep a critical mass within the peer group after the omission of the two companies referenced above. PLC believes that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing PLC’s compensation programs and performance to that of key competitors.

Pay for Performance
The PLC Compensation Committee is committed to tying executive compensation to Company performance. To evaluate its implementation of this pay for performance philosophy, the PLC Compensation Committee members consider a wide range of information (including information they receive both as PLC Compensation Committee members and as PLC Board members), including: 1) PLC’s deployment of capital for acquisitions and products; 2) PLC’s adjusted operating earnings, the rate of growth of PLC’s adjusted operating earnings, and the degree of difficulty in achieving PLC’s earnings goals; 3) PLC’s financial strength (as measured by PLC’s statutory capital, risk-based capital (“RBC”), and rating agency ratings); 4) PLC’s budgets, expense management, and budget variances; and 5) pay for performance analyses prepared by the compensation consultant.

The PLC Compensation Committee does not place a particular weighting on any of these factors, but instead considers the information as a whole. Based on this ongoing review, the PLC Compensation Committee believes that PLC’s compensation program provides a strong link between company performance and the compensation of our officers.
Components of 2019 Compensation Program
The key components of PLC’s executive compensation program for our executive officers are: 1) base salaries; 2) annual cash incentive awards; 3) long-term cash incentives; and 4) retirement and deferred compensation plans.
The PLC Compensation Committee considers each component (separately and with the others) for our executive officers. The PLC Compensation Committee targets the total annual compensation package to be at the median of the compensation peer group. As part of this review, the PLC Compensation Committee considers the total “mix” of the base salary, annual cash incentive and long-term compensation delivered to our executive officers, and compares that compensation mix to the compensation mix of comparable officers at other companies. The annual incentive and long-term incentive components of the program are designed so above-average company performance will result in above-median total compensation, and below-average company performance will result in below-median total compensation. The PLC Compensation Committee does not have formal policies regarding these factors, but tries to make PLC’s practices generally consistent with the practices of the peer group.
The compensation consultant recommends a compensation package for our CEO. PLC’s Human Resources Department provides the PLC Compensation Committee with additional information about our executive officers and PLC’s compensation arrangements. Our CEO, with advice from the compensation consultant, recommends compensation packages for our executive officers; however, he does not provide recommendations about his own compensation.
Employment Agreements with Named Executive Officers
As previously disclosed, none of our named executive officers are employed pursuant to an employment agreement. Pursuant to the 2017 Letter Agreement with Mr. Johns, Mr. Johns’s annual base salary was $1.2 million from January 1, 2018 until his resignation as Executive Chairman of PLC on November 4, 2019. Under this agreement, Mr. Johns was also entitled to the same perquisites and benefits as were currently in effect on the date of the 2017 Letter Agreement, but he was not entitled to any new or additional annual incentive bonuses or long-term incentive grants. For more information about the 2017 Letter Agreement, see “Potential Payments upon Termination or Change of Control” in this Item 11.
Base Salaries
Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March and have been effective March 1 of that year. In making its base salary recommendations to the PLC Board, the PLC Compensation Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the CEO, the PLC Compensation Committee also considers Company performance. No particular weighting is given to any of these factors.
The PLC Compensation Committee reviewed the performance and base salaries of our named executive officers (except for Mr. Johns) at its February 2019 meeting. At the recommendation of the PLC Compensation Committee, the PLC Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries) for our named executive officers, effective March 1, 2019: 1) Mr. Bielen, $850,000 (9%); 2) Mr. Walker, $445,000 (3.5%); 3) Mr. Drew, $500,000 (3.1%); 4) Mr. Temple, $540,000 (4.9%); and 5) Mr. Thigpen, $545,000 (2.8%). As previously described, from January 1, 2018 until his resignation on November 4, 2019, Mr. Johns’s annual base salary was $1,200,000 per the terms of the 2017 Letter Agreement.

Annual Incentive Plan Awards

Officers and key employees of PLC, including our executive officers, are eligible for annual cash incentive opportunities under the AIP. The AIP’s purpose is to attract, retain, motivate, and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to PLC’s performance.

The PLC Compensation Committee recommends to the PLC Board for its approval the target annual incentive opportunities and performance objectives for our named executive officers for the current year, excluding Mr. Johns, who did not receive any award under the AIP for 2019 pursuant to his 2017 Letter Agreement. Historically, in recommending these target opportunities, the PLC Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight has been given to any of these factors. In February 2019, the PLC Board approved the terms of the 2019 annual incentive opportunities for our named executive officers. There are no guaranteed minimum payments for any officer under the AIP.

Payment of annual incentives is based on achievement of one or more performance goals. For 2019, the PLC Board established, at the recommendation of the PLC Compensation Committee, the following performance goals (weighted as shown in the table) for our named executive officers:

Goal (in millions, except percentages)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
After-tax Adjusted Operating Income (60%)	$361	$425	$489
Value of New Business (30%)	$84	$109	$134
Expense Management (10%)(1)	$566	$550	$533
RBC below 350% (Negative modifier (20%))	350%	350%	350%

(1) Does not include expenses related to the Great West acquisition

After-tax adjusted operating income, measured from January 1 through December 31, 2019, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income is calculated by adjusting “income before income tax” by excluding the following items:
•realized gains and losses on investments and derivatives,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income at the statutory federal income tax rate of twenty-one percent. Income tax expense or benefits allocated to after-tax adjusted operating income can vary period to period based on changes in PLC’s effective income tax rate.
Value of new business is measured as the expected value of new policies written from January 1 through December 31, 2019. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 7.25% assumed cost of capital.
The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January 1 through December 31, 2019 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain non-deferred selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on PLC, and management fees paid to Dai-ichi Life. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.

RBC is the company action level “risk based capital” percentage of the Company as of December 31, 2019, determined as set forth in the applicable instructions established by the NAIC and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk PLC can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The PLC Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 350% on December 31, 2019. For a further discussion of RBC, see Note 22, Statutory Reporting Practices and Other Regulatory Matters, to the audited financial statements included in this Annual Report on Form 10-K.
The amount payable based on each of the above-described performance objectives can range from 50% (for performance at threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, fifty percent (50%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. No amount is payable below the threshold level of performance. The PLC Compensation Committee recommends to the PLC Board for its determination the achievement of the performance objectives for the incentive opportunities granted to our named executive officers in the previous year. For other officers and managers, the PLC Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments.
At its February 24, 2020 meeting, the PLC Board determined that, in respect to 2019 performance: 1) PLC’s after-tax adjusted operating income was $440 million; 2) PLC’s value of new business was $29 million; 3) PLC’s expense management amount was $541 million (given that actual expenses were increased to include $6.9 million of expense modifiers); and 4) PLC’s RBC was above 470%.
Long-Term Incentive Awards
In connection with the Merger in 2015, the PLC Board approved a long-term incentive program that established a formula equity value for PLC under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of PLC’s business. Since 2015, the PLC Compensation Committee has annually granted three forms of long-term incentive awards (Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, as defined below) to our named executive officers under the program, the details of which were disclosed in PLC’s Annual Reports on Forms 10-K for the years ended December 31, 2016, 2017 and 2018. Certain of those awards have vested and were earned in 2019.

Effective January 1, 2017, PLC adopted a new LTIP pursuant to which the aforementioned long-term incentive awards would be granted going forward. Effective January 1, 2018, PLC approved an amendment to the LTIP changing the definition of PL Tangible Book Value to exclude any cumulative effect adjustments from new accounting pronouncements.

On November 6, 2018, the PLC Board approved an amendment and restatement of the LTIP. The amendment and restatement of the LTIP, among other things, i) clarifies that the PLC Compensation Committee can adjust the calculation of performance criteria, including PL Tangible Book Value (as defined in the LTIP), with respect to awards of Performance Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for PLC, ii) allows the PLC Compensation Committee to adjust the definition and calculation of PL Tangible Book Value with respect to awards of Restricted Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for PLC, iii) confirms that the exercise by the PLC Compensation Committee of its authority to adjust the calculation of performance criteria with respect to Performance Units and Restricted Units does not constitute an amendment of an award, and iv) simplifies the process for determining the composition of the committee of officers of PLC which is authorized to administer the LTIP in respect of certain participants in the LTIP.

In February 2019, the PLC Compensation Committee and the PLC Board determined a total target value of the long-term incentive awards to be granted to each named executive officer in 2019, excluding Mr. Johns, who did not receive any grant of awards pursuant to his 2017 Letter Agreement. Such awards again consisted of Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards, which will vest and may be earned on various dates in 2021 or 2022. In determining the total target value of long-term incentive awards in a given year, the PLC Compensation Committee considers a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term cash incentives provided to officers in similar positions at PLC’s peer companies, and internal compensation equity. No particular weight is given to any of these factors. In 2019, none of our named executive officers had a guaranteed minimum target amount for awards to be granted under the LTIP.

The PLC Compensation Committee considered a number of factors when it granted long-term incentive awards in 2019, including the desire to maintain the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of PLC’s long-term incentive awards granted to named executive officers to the value provided by PLC’s compensation peer group.
The 2019 long-term incentive opportunities for our named executive officers are comprised of three separate awards:
1.Performance Unit Awards: Performance Units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period from January 1, 2019 to December 31, 2021 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award (the “Performance Unit Awards”);
2.Restricted Unit Awards: Restricted Units are generally designed to vest in two equal installments on each of December 31, 2021 and December 31, 2022, are valued based on the tangible book value of PLC on the applicable vesting date and are generally subject to the named executive officer’s continued employment until such respective dates (the “Restricted Unit Awards”); and
3.Parent-Based Awards: A dollar denominated award that is generally designed to vest in December 2021 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the three-year measurement period stated below (the “Parent-Based Awards).
Long-Term Incentive Awards Vested in 2019
The following long-term incentive awards were earned in 2019: i) the second tranche of the Restricted Unit Awards that were granted in 2016 (with a four-year vesting period); ii) the first tranche of the Restricted Unit Awards that were granted in 2017 (with a three-year vesting period); iii) the Parent-Based Awards that were granted in 2017 (with a three-year vesting period); and iv) the Performance Unit Awards that were granted in 2017 (with a three-year performance period). The performance measures related to such awards had the following levels of achievement.

Restricted Unit Awards Earned:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance
2016 Restricted Unit Awards (4-year vest)	Tangible Book Value per Unit	$4,671	$6,776	$139.39
2017 Restricted Unit Awards (3-year vest)	Tangible Book Value per Unit	$5,001	$6,762	$129.89

Parent-Based Awards Earned:

Award	Performance Measure	Initial Dai-ichi Stock Value	Final Dai-ichi Stock Value	Dai-ichi Stock Percentage
2017 Parent-Based Awards	Dai-ichi stock performance	2,150 yen	1,830 yen	85.1%

Performance Unit Awards Earned:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance	Actual Result for ROE or COE Performance Measure	Percentage of Award Earned
2017 Performance Unit Awards	50% based on Tangible Book Value per Unit x ROE Performance (%)	$5,001	$6,762	$129.89	8.50%	200%
	50% of awards based on Tangible Book Value per Unit x Cumulative Operating Earnings (“COE”) Performance ($)	$5,001	$6,762	$129.89	$1,972	200%

The amounts paid to our named executive officers based upon the applicable levels of achievement of these awards are set forth in the “Non-equity incentive plan compensation - 2019” column of the Summary Compensation Table and the applicable footnote thereto.

Performance Unit Awards Granted in 2019

The purpose of the Performance Unit Awards is to encourage our named executive officers to focus on earnings growth and returns on equity. The number of units subject to each Performance Unit Award granted in 2019 is determined by dividing 60% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of PLC’s applicable tangible book value per unit as of January 1, 2019. One-half of the units subject to each Performance Unit Award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.
Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned
Less than 5.44%	—%
5.71%	80%
5.87%	100%
6.03%	120%
6.11%	145%
6.28% or more	200%
There will be straight-line interpolation between each level of average return on equity to determine the exact percentage of Performance Units earned.
Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Income (Dollars In Millions)	Percentage of Performance Units Earned
Less than $1,302	—%
$1,375	80%
$1,447	100%
$1,519	120%
$1,542	145%
$1,592 or more	200%
There will be straight-line interpolation between each level of cumulative after-tax adjusted operating income to determine the exact percentage of Performance Units earned.
The Performance Unit Awards generally will be forfeited if the named executive officer’s employment terminates prior to the date of payment. However, a named executive officer whose employment terminates earlier due to death, disability or retirement on or after early retirement or normal retirement eligibility under the terms of the Qualified Pension Plan will receive a payment with respect to a pro-rata portion, based on service through the date of termination, of the Performance Unit Awards that would otherwise be payable (or such greater amount as the PLC Compensation Committee may determine in its discretion), and the remaining portion will be forfeited.

Restricted Unit Awards and Parent-Based Awards Granted in 2019

The purpose of the Restricted Unit Awards is to encourage our named executive officers to focus on retention and value creation. The number of Restricted Units subject to each Restricted Unit Award granted in 2019 was determined by dividing 30% of each named executive officer’s target long-term incentive opportunity by an amount equal to PLC’s applicable tangible book value per unit as of January 1, 2019. The Restricted Unit Awards vest in two equal installments on December 31, 2021 and December 31, 2022 and are valued at payout based on the tangible book value of PLC on the applicable vesting date. The initial cash value of the Parent-Based Awards is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such Parent-Based Awards shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from January 1, 2019 to December 31, 2021, as measured based on the average value of such common stock in January 2019 and December 2021, respectively.

Payment of the Restricted Unit Awards and Parent-Based Awards will generally be contingent upon the officer being employed on the date of vesting, except that a named executive officer whose employment terminates due to death, disability, or retirement on or after normal retirement age under the terms of the Qualified Pension Plan will fully vest in such award. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Parent-Based Award, which will immediately vest, based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2019 and the retirement date, and the denominator of which is 36. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Restricted Units under the Restricted Unit Awards, which will immediately vest, based on multiplying 1) the number of unvested Restricted Units that would become vested at the applicable date by 2) a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2019 and the retirement date, and the denominator of which is (x) 36, in the case of the portion of the Restricted Units that would become vested at December 31, 2021, and (y) 48, in the case of the portion of the Restricted Units that would become vested at December 31, 2022.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to i) a divestiture of a business segment or a significant portion of the assets of PLC or ii) a significant reduction by PLC of its work force, the determination of whether, to what extent, and on what conditions any payment shall be made with respect to any unvested portion of the named executive officer’s long-term incentive awards shall be at the discretion of the PLC Compensation Committee. In the case of any other termination, the named executive officer’s Restricted Unit Awards and Parent-Based Awards will be forfeited.
The Grants of Plan-Based Awards Table contains additional information about these awards.
Retirement and Deferred Compensation Plans
PLC believes it is important to provide its employees, including our named executive officers, with the opportunity to accumulate retirement savings. All similarly-situated employees earn benefits under PLC’s tax-qualified pension plan (“Qualified Pension Plan”) using the same formula. Benefits under PLC’s Qualified Pension Plan are limited by the Internal Revenue Code. PLC believes that it should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit PLC’s employees’ retirement security. Therefore, like many large companies, PLC has implemented a nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) that makes up the difference between: 1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and 2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account. All of our named executive officers, except for Mr. Johns, participate in the Nonqualified Excess Pension Plan. Instead, Mr. Johns continued to accrue benefits as though he were participating in the Nonqualified Excess Pension Plan, and those amounts were credited to a retirement pay deferral account. For more information about this arrangement, see “Retirement Pay Deferral Account for John D. Johns” in this Item 11.

In addition, PLC provides a nonqualified deferred compensation plan (“DCP”) for our named executive officers and other key officers. Through December 31, 2019, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, or Parent-Based Awards are earned (for the Restricted Unit Awards and Parent-Based Awards, percentages are subject to reduction if the employee is eligible for early retirement).

Employees that contribute a portion of their salary, overtime and cash incentives to PLC’s tax-qualified 401(k) plan (“401(k) Plan”) receive a dollar-for-dollar company matching contribution, which may be at the maximum 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). For more information about these plans, see the “All Other Compensation Table”, “Post-Employment Benefits”, and “Nonqualified Deferred Compensation” in this Item 11.
Perquisites and Other Benefits
PLC has other programs that help us attract and retain key talent and enhance their productivity. In 2019, PLC provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers and dining club memberships for Mr. Johns. PLC reimburses the officers for business-related meals in accordance with PLC’s regular policies. Officers pay for all personal meals. From time to time, our named executive officers also may use

PLC’s tickets for sporting, cultural or other events for personal use rather than business purposes. On occasion, PLC provides our named executive officers with tax reimbursement payments with respect to sporting events, sporting club memberships, and spousal travel.
Company Aircraft Policy
PLC does business in every state in the United States and has offices in ten states. PLC’s employees and officers, including our named executive officers, routinely use commercial air service for business travel, and PLC generally reimburses them only for the coach fare for domestic air travel. PLC also maintains a company aircraft program in order to provide for timely and cost-effective travel to these wide-spread locations.
Under this program, PLC does not operate any aircraft, own a hangar, or employ pilots. Instead, PLC has purchased a fractional interest in each of four aircraft. PLC pays a fixed annual fee per aircraft, plus a variable charge for hours actually flown, in exchange for the right to use the four aircraft for an aggregate of approximately 400 hours per year. Our directors, officers, and employees use these aircraft for selected business trips, and, in certain circumstances, a spouse or guest of a director or officer may accompany him or her on business-related travel. All travel under the program must be approved by the Chief Executive Officer. Whether a particular trip will be made on a Company aircraft or on a commercial flight depends, in general, upon the availability of commercial air service at the destination, the schedule and cost of the commercial air travel, the number of employees who are making the trip, the expected travel time, and the need for flexible travel arrangements.
Based on information provided by the compensation consultant, the PLC Compensation Committee has adopted a policy that allows the CEO (and the CEO’s guests) to use PLC aircraft for personal trips for up to 25 hours per year to reduce his personal travel time and thereby increase the time he can effectively conduct Company business. The hours of use under this policy is calculated based on the incremental hourly amount charged by the operating company to PLC, such that, where the operating company charges PLC for hours of use at less than a 1:1 ratio for a particular aircraft, such ratio is applied in determining the total number of hours deemed to be used by the CEO against the 25-hour limit. PLC does not provide tax reimbursement payments with respect to this air travel. This policy on the personal use of the PLC aircraft also applied to the Executive Chairman of PLC in 2019 until his resignation as an officer and director of PLC on November 4, 2019.
Spousal Travel Policy
If an employee’s spouse travels with the employee on Company business, PLC reimburses the employee for the associated travel expenses if the spouse’s presence on the trip is deemed necessary or appropriate for the purpose of the trip.
For more information about perquisites and other benefits, see the “All Other Compensation Table” in this Item 11.
Tax Issues
Prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Reform Act”) in December 2017, which generally became effective for the Company and PLC on January 1, 2018, neither the Company nor PLC was subject to the executive compensation deduction limitations of Section 162(m) of the Internal Revenue Code since the date of the Merger because neither the Company nor PLC has had any publicly traded equity securities. However, as a result of the enactment of the Tax Reform Act, Section 162(m) now applies to all companies that file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), including companies that have issued publicly traded debt securities. Accordingly, effective January 1, 2018, the Company and PLC became subject to Section 162(m). Additionally, even though PLC suspended its reporting obligations with the SEC under Section 15(d) of the Exchange Act on January 23, 2020, PLC will remain subject to Section 162(m) for so long as the Company, which is a member of PLC’s affiliated group, continues to file reports with the SEC under the Exchange Act.

Section 162(m) generally imposes a $1 million limit on the amount of compensation that an SEC reporting company or a member of its affiliated group can deduct in any one year for any “covered employee.” Under Section 162(m), as amended by the Tax Reform Act, the following individuals are considered covered employees whose compensation by PLC or us is generally subject to Section 162(m)’s deduction limitations:

▪Any individual who served as the Company’s principal executive officer or principal financial officer at any time during the taxable year;
▪The three most highly compensated executive officers of the Company (as identified in the Summary Compensation Table of this Annual Report on Form 10-K) for the 2019 tax year; and
▪Any individual who has been a covered employee of PLC for any prior tax years, beginning January 1, 2018.

As a result of the Tax Reform Act, compensation paid to covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain written binding arrangements that were in place as of November 2, 2017, and that have not been materially modified after such date. Further, the PLC Compensation Committee reserves the right to modify compensation arrangements that were in effect as of November 2, 2017 if it determines that such modifications are consistent with the Company’s business needs.

While the PLC Compensation Committee may consider the deductibility of awards as one factor in determining executive compensation, the PLC Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of PLC’s executive compensation program even if the awards are not deductible by Company for tax purposes.
Accounting Issues
Because PLC’s stock is not publicly traded, PLC is no longer using its stock as a currency for PLC’s long-term incentive awards, which limits PLC’s flexibility in structuring PLC’s compensation to avail itself of the benefit of fixed equity accounting.
PLC structures its compensation programs taking into account the provisions of Section 409A of the Internal Revenue Code.
Compensation Clawback
Under the federal securities laws, if we have to prepare an accounting restatement due to our material noncompliance due to misconduct with the United States Securities and Exchange Commission (the “SEC”) financial reporting requirements, then our CEO and Chief Financial Officer would have to reimburse us for: 1) any bonus or other incentive-based or equity-based compensation they received during the twelve-month period after we first issue or file the financial document that reflects the restatement; and 2) any profits they realized from the sale of our securities during the twelve-month period.
PLC’s long-term incentive award agreements include a provision requiring the executive to repay, as liquidated damages, amounts received under the awards if the PLC Compensation Committee reasonably determines in good faith that the executive violated certain provisions of the award agreement related to soliciting customers or employees, violating trade secret protections, or failing to cooperate with PLC in connection with claims, lawsuits, arbitrations, proceedings, examinations, inquiries or investigations involving PLC.
Risk Assessment
Based on its review of PLC’s compensation policies as described in the Compensation Discussion and Analysis, the PLC Compensation Committee concluded that PLC’s compensation program in 2019: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.
COMPENSATION COMMITTEE REPORT
The PLC Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the PLC Compensation Committee recommended to the Company Board that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE OF THE PLC BOARD
John J. McMahon, Jr., Chairperson
Jesse J. Spikes
William A. Terry

Summary Compensation Table
The following table sets forth the total compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-equity incentive plan compensation(1) ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
Richard J. Bielen	2019	$838,333	$—	$5,143,079	$2,591,758	$259,340	$8,832,510
President and Chief Executive Officer (principal executive officer)	2018	$775,000	$—	$4,376,964	$1,262,385	$200,496	$6,614,845
	2017	$681,667	$1,627,380	$4,270,394	$1,224,334	$198,586	$8,002,361
Steven G. Walker	2019	$442,500	$—	$1,435,911	$180,838	$56,260	$2,115,509
Executive Vice President and Chief Financial Officer (principal financial officer)	2018	$427,500	$—	$1,388,521	$61,911	$70,117	$1,948,049
	2017	$410,000	$—	$1,477,680	$119,931	$57,913	$2,065,524
Mark L. Drew(2) Executive Vice President, Chief Legal Officer; Secretary of PLC	2019	$497,500	$—	$1,456,053	$41,890	$61,491	$2,056,934
Michael G. Temple	2019	$535,833	$—	$1,922,079	$76,401	$97,514	$2,631,827
Vice Chairman and Chief Operating Officer	2018	$508,333	$—	$1,780,373	$55,602	$78,824	$2,423,132
	2017	$466,667	$679,770	$1,766,132	$54,877	$38,728	$3,006,174
Carl S. Thigpen	2019	$542,500	$—	$2,188,815	$1,400,888	$109,306	$4,241,509
Executive Vice President and Chief Investment Officer	2018	$527,500	$—	$2,234,476	$597,962	$103,571	$3,463,509
	2017	$513,333	$1,322,799	$2,463,014	$1,142,024	$107,407	$5,548,577
John D. Johns(3)(4)	2019	$1,009,230	$—	$9,660,507	$112,414	$1,233,574	$12,015,725
Former Executive Chairman of PLC	2018	$1,200,000	$—	$9,561,688	$—	$489,652	$11,251,340
	2017	$1,000,000	$—	$11,148,951	$82,343	$896,109	$13,127,403
(1)For 2019, these numbers include: (i) the following amounts of cash incentives that will be paid on or prior to March 15, 2020, for 2019 performance under PLC’s AIP: Mr. Bielen, $956,300; Mr. Walker, $280,400; Mr. Drew, $315,000; Mr. Temple, $388,800; and Mr. Thigpen, $416,900; (ii) the following amounts of Performance Unit Awards earned with respect to the 2017-2019 performance period (granted in 2017), that will be paid in cash on or prior to March 15, 2020: Mr. Bielen, $3,334,276; Mr. Walker, $909,230; Mr. Drew, $892,344; Mr. Temple, $1,211,874; Mr. Thigpen, $1,385,926; and Mr. Johns, $7,555,701; (iii) the following amounts with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2017) that will be paid in cash on or prior to March 15, 2020: Mr. Bielen, $375,057; Mr. Walker, $102,288; Mr. Drew, $100,340; Mr. Temple, $136,385; Mr. Thigpen, $155,868; and Mr. Johns, $850,130; (iv) the following amounts with respect to the second installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2016) that will be paid in cash on or prior to March 15, 2020: Mr. Bielen, $313,628; Mr. Walker, $99,315; Mr. Drew, $104,543; Mr. Temple, $125,451; Mr. Thigpen, $162,041; and Mr. Johns, $883,384; and (v) the following amounts of Parent-Based Awards that vested on December 31, 2019 (granted in 2017), and that will be paid in cash on or prior to March 15, 2020: Mr. Bielen, $163,818; Mr. Walker, $44,678; Mr. Drew, $43,827; Mr. Temple, $59,570; Mr. Thigpen, $68,080; and Mr. Johns, $371,291.
(2)Mr. Drew was not a named executive officer for 2017 and 2018.
(3)Mr. Johns resigned as Executive Chairman of PLC, effective November 4, 2019.
(4)In 2018, Mr. John’s change in pension value and nonqualified deferred compensation earnings was $(50,239).
Discussion of Summary Compensation Table
Column (c)-Salary. These amounts include any portion of the named executive officer’s base salary for the applicable year that such officer contributed to PLC’s 401(k) Plan or to PLC’s DCP. The Nonqualified Deferred Compensation Table has more information about our named executive officers’ participation in PLC’s DCP in 2019.
Column (d)-Bonus.  The amounts presented in this column for 2017 represent the following amounts of retention bonuses paid under the terms of the named executive officer’s Employment Agreement, which were paid on or prior to March 15, 2018 for 2017 service: Mr. Bielen, $1,627,380; Mr. Temple, $679,770; and Mr. Thigpen, $1,322,799.
Column (g)-Non-equity incentive plan compensation. For 2019, these amounts reflect i) the cash incentives payable on or prior to March 15, 2020 for 2019 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2017-2019 performance period (granted in 2017), and that are payable on or prior to March 15, 2020, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2017) and that are payable on or before March 15, 2020, iv) the second installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2016) and that are payable on or before March 15, 2020, and v) the Parent-Based Awards that vested on December 31, 2019 (granted in 2017), and that are payable on or prior to March 15, 2020. For 2018, these amounts reflect i) the cash incentives payable on or prior to March 15, 2019 for 2018 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2016-2018 performance period (granted in 2016), and that are payable on or prior to March 15, 2019, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2016) and that are payable on or before March 15, 2019, iv) the second installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2015) and that are payable on or before March 15, 2019, and v) the Parent-Based Awards that vested on December 31, 2018 (granted in 2016), and that are payable on or prior to March 15, 2019. For 2017, these amounts reflect i) the cash incentives payable on or prior to March 15, 2018 for 2017 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2015-2017 performance period (granted in 2015), and that are payable on or prior to March 15, 2018, iii) for all of our named executive officers, the first installment of the Restricted Unit Awards that vested on December 31, 2017 (granted in 2015) and that are payable on or before March 15, 2018, and iv) the Parent-Based Awards that vested on December 31, 2017 (granted in 2015), and that are payable on or prior to March 15, 2018. These amounts are based on the achievement of performance goals under the AIP and the LTIP, as determined by the PLC Compensation Committee and the PLC Board. All amounts presented include any portion of the earned incentives that the named executive officer elected to contribute to PLC’s 401(k) Plan or to PLC’s DCP.

Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted in a particular year are not reflected in the Summary Compensation Table with respect to such year. These awards, which have multi-year performance periods, are instead reflected in the Summary Compensation Table in the year in which they are earned. The Grants of Plan-Based Awards Table and the discussion that follows such table provide information about the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards that were granted in 2019.
Column (h)-Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of the named executive officer’s benefits under PLC’s tax Qualified Pension Plan and PLC’s Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2019, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan	Total
Bielen	$297,948	$2,293,810	$2,591,758
Walker	$80,900	$99,938	$180,838
Drew	$13,468	$28,422	$41,890
Temple	$22,114	$54,287	$76,401
Thigpen	$293,608	$1,107,280	$1,400,888
Johns	$112,414	$—	$112,414
The Pension Benefits Table has more information about each officer’s participation in these plans.
All of our named executive officers have account balances in PLC’s DCP. The earnings on a named executive officer’s balance reflect the earnings of notional investments selected by that named executive officer. These earnings are the same as for any other investor in these investments, and PLC does not provide any above-market or preferential earnings rates.

Column (i)—All other compensation. For 2019, these amounts include the following:

All Other Compensation Table
Name	Termination	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Tax Gross Up	Other perquisites	Total
Bielen	$—	$11,200	$154,215	$—	$5,313	$88,612	$259,340
Walker	$—	$11,200	$28,412	$14,961	$529	$1,158	$56,260
Drew	$—	$11,200	$31,764	$15,093	$1,523	$1,911	$61,491
Temple	$—	$11,200	$61,193	$15,137	$3,807	$6,177	$97,514
Thigpen	$—	$11,200	$96,632	$—	$654	$820	$109,306
Johns	$703,084	$11,200	$385,164	$17,442	$—	$116,684	$1,233,574
Termination

With respect to Mr. Johns, this amount represents i) the supplemental matching contribution that PLC made under in connection with his termination in 2019 with respect his participation in PLC’s DCP during 2019 and ii) dollar value of the benefits received pursuant to his 2019 Letter Agreement. For more information about these amounts, see “Potential Payments upon Termination or Change of Control - Letter Agreements with John D. Johns” in this Item 11.
401(k) Matching
PLC’s employees can contribute a portion of their salary, overtime and cash incentives to PLC’s 401(k) Plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the matching received by our named executive officers.
Nonqualified Deferred Compensation Plan Contributions
The table includes, with respect to each of the executives, supplemental matching contributions that PLC made under PLC’s DCP to each named executive officer’s account in 2019 with respect to the officer’s participation in PLC’s DCP during 2018 (“DCP Supplemental Matching Contribution”). The Nonqualified Deferred Compensation Table provides more information about this plan. This column also includes payments made to Mr. Johns’s retirement pay deferral account in lieu of the Nonqualified Excess Pension Plan. For more information on this retirement pay deferral account, see “Discussion of Nonqualified Deferred Compensation Table – Retirement Pay Deferral Account for John D. Johns” in this Item 11.
Financial Planning Program
These amounts include the amounts PLC pays for the fees and travel expenses of the third party provider of PLC’s financial and tax planning program.
Other Perquisites
These amounts include: i) the amount we paid for club memberships for Mr. Johns ($3,194) and Mr. Drew ($1,200); ii) the amount we paid for sporting events for our executives and their family members to: Mr. Bielen, ($1,825); Mr. Walker, ($1,158); and Mr. Thigpen, ($821); iii) the amount we paid for spousal travel to: Mr. Bielen ($5,940), Mr. Drew ($711), Mr. Temple ($5,650), and Mr. Johns ($411); iv) the amount we paid for gifts in connection with a conference to Mr. Bielen ($528) and Mr. Temple ($528); v) the estimated incremental cost that we incurred in 2019 for Mr. Johns or his guests to use the Company aircraft for personal trips ($113,079) and Mr. Bielen and his guests to use the Company aircraft for personal trips ($80,319).

With respect to personal use of the corporate aircraft, the estimated incremental cost is based on incremental hourly charges and fuel allocable to the personal travel time on the aircraft, as well as any international flat fees related to the flight. From time-to-time, friends or family members of our named executive officers are accommodated as additional passengers on flights on Company aircraft. There is no incremental cost to PLC for this perquisite.

Grants of Plan-Based Awards During 2019
The long-term incentive opportunities granted to our named executive officers in 2019 are comprised of three separate awards: 1) Performance Unit Awards; 2) Restricted Unit Awards; and 3) Parent-Based Awards.
PLC’s annual incentive awards are granted pursuant to PLC’s AIP, based on target amounts for i) after-tax adjusted operating income, ii) value of new business, iii) expense management, and iv) risk-based capital.
This table presents information about: 1) the awards granted in 2019 pursuant to the LTIP which will vest in 2021 or 2022 depending on the type of award, and 2) the awards granted in 2019 pursuant to the AIP, which will be payable in March 2020. Because PLC no longer has publicly traded stock, none of the incentive awards granted in 2019 were equity incentive awards.

Grants of Plan-Based Awards Table

						Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Compensation Committee Meeting Date	Type of Award	Number of Units (c)		Threshold ($) (d)		Target ($) (e)		Maximum ($) (f)
Bielen		2/25/19	Annual Incentive	—		$531,250	(1)	$1,062,500	(1)	$2,125,000	(1)
	3/15/19	2/25/19	Performance Unit Awards	20,000	(2)	—	(2)	2,000,000	(2)	4,000,000	(2)
	3/15/19	2/25/19	Restricted Unit Awards	9,000	(3)	—		900,000	(3)	—
	3/15/19	2/25/19	Parent-Based Awards	3,000	(4)	—		300,000	(4)	—
Walker		2/25/19	Annual Incentive	—		$155,750	(1)	$311,500	(1)	$623,000	(1)
	3/15/19	2/25/19	Performance Unit Awards	4,665	(2)	—	(2)	466,500	(2)	933,000	(2)
	3/15/19	2/25/19	Restricted Unit Awards	2,100	(3)	—		210,000	(3)	—
	3/15/19	2/25/19	Parent-Based Awards	700	(4)	—		70,000	(4)	—
Drew		2/25/19	Annual Incentive	—		$175,000	(1)	$350,000	(1)	$700,000	(1)
	3/15/19	2/25/19	Performance Unit Awards	4,665	(2)	—	(2)	466,500	(2)	933,000	(2)
	3/15/19	2/25/19	Restricted Unit Awards	2,100	(3)	—		210,000	(3)	—
	3/15/19	2/25/19	Parent-Based Awards	700	(4)	—		70,000	(4)	—
Temple		2/25/19	Annual Incentive	—		$216,000	(1)	$432,000	(1)	$864,000	(1)
	3/15/19	2/25/19	Performance Unit Awards	6,335	(2)	—	(2)	633,500	(2)	1,267,000	(2)
	3/15/19	2/25/19	Restricted Unit Awards	2,850	(3)	—		285,000	(3)	—
	3/15/19	2/25/19	Parent-Based Awards	950	(4)	—		95,000	(4)	—
Thigpen		2/25/19	Annual Incentive	—		$231,650	(1)	$463,300	(1)	$926,600	(1)
	3/15/19	2/25/19	Performance Unit Awards	5,665	(2)	—	(2)	566,500	(2)	1,133,000	(2)
	3/15/19	2/25/19	Restricted Unit Awards	2,550	(3)	—		255,000	(3)	—
	3/15/19	2/25/19	Parent-Based Awards	850	(4)	—		85,000	(4)	—
Johns(5)				—		$—		$—		$—
(1)These amounts reflect threshold, target, and maximum payouts to our named executive officers under the AIP. The level of payout is tied to PLC’s after-tax adjusted operating income, value of new business, expense management, and RBC. The amount in the “Threshold” column reflects the amount that would be payable to our named executive officers under the AIP if each performance goal were achieved at the threshold level. There is no minimum payout.
(2)These amounts reflect the Performance Unit Awards granted to each named executive officer along with the estimated payouts at the threshold, target, and maximum amounts. The number of Performance Unit Awards determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions. The level of payout is tied to PLC’s ROE and cumulative after-tax adjusted operating income. These values reflect a reasonable estimate based on a value of each unit at $100 at the date of grant using the grant-date tangible book value of PLC.
(3)These amounts reflect the Restricted Unit Awards and target value of Restricted Unit Awards granted to each named executive officer.
(4)These amounts reflect the Parent-Based Awards and target value of the Parent-Based Awards granted to each named executive officer.
(5)As per the terms of his 2017 Letter Agreement with PLC, Mr. Johns was not granted any awards under the AIP or LTIP in 2019.

Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 25, 2019 meeting, the PLC Board granted long-term incentive awards valued in the amounts reflected in the table with a grant date of March 15, 2019.
Column (c) - Number of units.
These amounts reflect the number of each of the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted to our named executive officers in 2019. The target value of each award is reflected in column (e).
Columns (d), (e), and (f) - Estimated possible payouts under non-equity incentive plan awards.
For a discussion of the performance targets and the estimated possible payouts under non-equity incentive plan awards, see “Annual Cash Incentive Awards” and “Long Term Incentive Awards” in the Compensation Disclosure and Analysis above.
Termination of Employment; Change of Control
Special vesting and payment provisions apply to Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards if the officer’s employment ends. See “Potential Payments upon Termination or Change of Control” in this Item 11 for more information.
Outstanding Equity Awards at December 31, 2019
Our named executive officers had no outstanding equity awards as of December 31, 2019.
Option Exercises and Stock Vested During 2019
In 2019, none of our named executive officers held any awards that were exercisable for, convertible into or that may be settled for stock of the Company or PLC.

Summary of Annual Incentive Plan and Long-Term Incentive Plan

On November 6, 2017, the PLC Board adopted the AIP and the LTIP. PLC has made since 2018 and intends to continue to make grants of annual and long-term cash incentives under the AIP and the LTIP, respectively, to officers and key employees of PLC and its subsidiaries, including our named executive officers. A summary of these plans follows.

Annual Incentive Plan
Under the AIP, officers and key employees of PLC and its subsidiaries are eligible for annual cash incentive opportunities based upon the achievement of key annual goals that will enhance PLC performance. The PLC Compensation Committee will designate the officers and key employees to participate in the AIP (“Participants”).

For each calendar year, the PLC Compensation Committee will recommend for approval by the PLC Board the performance objective or objectives that must be satisfied in order for Participants to be eligible to receive an incentive payment for that year. The performance objectives established under the AIP shall be related to one of the following criteria, which may be determined solely by reference to the performance of PLC or a subsidiary or a division or business unit or based on comparative performance relative to other companies: net income; operating income; book value; embedded value or economic value added; return on equity, assets or invested capital; assets, sales or revenues or growth in assets, sales or revenues; efficiency or expense management; capital adequacy (including risk-based capital); investment returns or asset quality; completion of acquisitions, financings, or similar transactions; customer service metrics; the value of new business or sales; or such other reasonable criteria as the PLC Compensation Committee may recommend and the PLC Board may approve. With respect to any Participant, the PLC Compensation Committee may establish multiple performance objectives.

The AIP provides that the PLC Compensation Committee will establish a target amount for each Participant and that Participants’ targeted amounts may be aggregated to create a pool to be allocated in the discretion of the PLC Compensation Committee. The PLC Compensation Committee may establish the pool in respect of any performance objective based on the extent to which the objective is met or exceeded, or the extent to which objectives are only partially achieved. The PLC Compensation Committee may provide that amounts below or in excess of the aggregate of all Participant targets for such performance objective will be funded for performance in excess of, or at stated levels below, targeted performance. The PLC Compensation Committee may also establish a threshold level of achievement for any performance objective below which no amount shall be funded in respect of such performance objective. Additionally, the PLC Compensation Committee may, in its

discretion, allocate the pool among divisions or business units, in which case the authorized manager of each division or business unit will then i) make individual determinations regarding the contribution of each Participant in his or her respective division or business unit to the achievement of the overall stated performance objectives, and ii) recommend, for approval by the PLC Compensation Committee, the amount payable, if any, from such division or business unit allocation to each such Participant.

Any other provision in the AIP to the contrary notwithstanding, i) the Compensation Committee shall have the right, in its sole discretion, to pay to any Participant an annual incentive payment for such year in an amount based on individual performance or any other criteria or the occurrence of any such event that the Compensation Committee shall deem appropriate, and ii) the Compensation Committee may, in its sole discretion, provide for a minimum incentive payment to any or all, or any class of, Participants in respect of any calendar year, regardless of whether any applicable performance objectives are attained.

The PLC Compensation Committee may delegate any and all of its duties and responsibilities (including the selection of Participants) in respect of any Participants (other than the Executive Chairman, President and Chief Executive Officer and all members of PLC’s Performance and Accountability Committee) to a committee of officers comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.

Unless the PLC Compensation Committee otherwise determines to pay the Participant a greater amount, if a Participant’s employment terminates due to death, disability or normal or early retirement under the terms of the Qualified Pension Plan, the Participant shall receive an annual incentive payment equal to the amount the Participant would have received if the Participant had remained employed through the end of the year, pro-rated based on the number of days that elapsed during the year in which the termination occurs. Except as provided in the prior sentence, unless the PLC Compensation Committee shall determine to authorize a payment, no amount shall be payable to a Participant as an annual incentive award unless the Participant is still an employee of PLC or one of its subsidiaries on the date payment is made or such earlier date as the PLC Compensation Committee may specify.

The amended and restated AIP will continue in effect until otherwise amended or terminated by the PLC Board.
Long Term Incentive Plan
Under the LTIP, employees of PLC and its subsidiaries are eligible to receive three types of incentive awards (collectively, “Awards”):

1.“Performance Unit”, an Award which becomes vested and non-forfeitable upon the attainment, in whole or in part, of performance objectives, determined by the PLC Compensation Committee, during an award period, and which is payable in cash based amounts set by the PLC Compensation Committee.
2.“Restricted Unit”, an Award which becomes vested and non-forfeitable, in whole or in part, upon the satisfaction of such conditions as shall be determined by the PLC Compensation Committee, and which is payable in cash based on PLC’s “Tangible Book Value Per Unit”, as defined in the LTIP.
3.“Parent-Based Award”, a cash-denominated Award based on the value of the common stock of PLC’s sole stockholder, Dai-ichi Life or its successor over the life of the Award.

Under the LTIP, the PLC Compensation Committee shall select the eligible participants (“LTIP Participants”), the number of Awards each LTIP Participant will be granted, and the performance criteria (if any) for each Award. In the case of Performance Units, the performance objectives shall be related to at least one of the following criteria, which may be determined solely by reference to the performance of PLC or a division or subsidiary or based on comparative performance relative to other companies: i) pre-tax and/or after-tax adjusted operating income, operating earnings, net income, operating income, book value, embedded value or economic value added of PLC or a subsidiary, division or business unit (including measures on a per share basis) or the accumulated earnings of any of the foregoing, ii) return on equity, assets or invested capital, iii) assets, sales or revenues, or growth in assets, sales or revenues, of PLC or a subsidiary, division or business unit, iv) efficiency or expense management (such as unit cost), v) risk management or third-party ratings, vi) capital adequacy (including risk-based capital), vii) investment returns or asset quality, viii) premium income or earned premium, ix) value of new business or sales, x) negotiation or completion of acquisitions, financings or similar transactions, xi) customer service metrics, and xii) such other reasonable criteria as the PLC Compensation Committee may determine. The PLC Compensation Committee may change the performance objectives applicable with respect to any Performance Units to reflect such factors, including changes in a LTIP Participant’s duties or responsibilities or changes in business objectives, as the PLC Compensation Committee shall deem necessary or appropriate.

The PLC Compensation Committee may delegate any and all of its authority (including the selection of LTIP Participants) with respect to any LTIP Participants (other than the Executive Chairman, President and Chief Executive Officer and Performance and Accountability Committee members) to a committee comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.

The LTIP provides for special payouts of awards upon certain change of control transactions of PLC as defined in the LTIP. In addition, in the case of Parent-Based Awards, the payouts will occur upon a change of control of Dai-ichi Life.

The LTIP provides that upon a termination of a LTIP Participant’s employment due to death, disability, or normal retirement, all Restricted Units and Parent-Based Awards will become fully vested and, unless the PLC Compensation Committee determines to provide for treatment that is more favorable to a Participant, all Performance Units will vest pro rata based on the LTIP Participant’s period of employment during the award period relative to the total length of the award period. The LTIP has special vesting provisions for the Awards upon a termination of employment due to early retirement and special vesting and payment provisions for termination after a major divestiture or reduction in force by PLC. In the case of a termination “for cause” (as defined in the LTIP), all vested and unvested awards are forfeited. Otherwise, unvested amounts generally are forfeited upon termination of employment.
Pension Benefits
The following table contains information about benefits payable to our named executive officers upon their retirement under the terms of PLC’s “defined benefit” pension plans.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during the last fiscal year ($) (e)
Bielen	Pension	29	$1,309,473	$—
	Excess Pension	29	9,368,142	—
	Total		$10,677,615	$—
Walker	Pension	18	$469,473	$—
	Excess Pension	18	588,644	—
	Total		$1,058,117	$—
Drew	Pension	3	$34,382	$—
	Excess Pension	3	81,106	—
	Total		$115,488	$—
Temple	Pension	7	$91,885	$—
	Excess Pension	7	209,294	—
	Total		$301,179	$—
Thigpen	Pension	36	$1,824,430	$—
	Excess Pension	36	8,181,352	—
	Total		$10,005,782	$—
Johns	Pension	26	$1,292,918	$—
	Excess Pension		—	—
	Total		$1,292,918	$—
(1)The number of years of service that are used to calculate the named executive officer’s benefit under each plan, as of December 31, 2019.
(2)The actuarial present value of the named executive officer’s benefit under each plan as of December 31, 2019. The valuation method and material assumptions that PLC used to calculate these amounts are set forth in Note 17, Employee Benefit Plans, of the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Discussion of Pension Benefits Table
PLC has “defined benefit” pension plans, as further described below, to help provide PLC’s eligible employees with retirement security.
Qualified Pension Plan
Almost all of PLC’s full-time employees participate in PLC’s Qualified Pension Plan. The Qualified Pension Plan provides different benefit formulas for three different groups: 1) the “grandfathered group” (any employee employed on December 31, 2007 whose age plus years of vesting service total 55 of more as of that date); 2) the “non-grandfathered group” (any employee employed on December 31, 2007 whose age plus years of vesting service was less than 55 as of that date); and 3) the “post-2007 group” (any employee first hired after December 31, 2007 or any former employee who is rehired after that date).
Mr. Bielen, Mr. Johns, and Mr. Thigpen are in the grandfathered group; Mr. Walker is in the non-grandfathered group; and Mr. Drew and Mr. Temple are in the post-2007 group.
For employees in the grandfathered group and non-grandfathered group, the monthly life annuity benefit payable under the Qualified Pension Plan at normal retirement age (usually age 65) for service before 2008 equals:
▪1.1% of the employee’s final average pay times years of service through 2007 (up to 35 years), plus
▪0.5% of the employee’s final average pay over the employee’s Social Security covered pay times years of service through 2007 (up to 35 years), plus
▪0.55% of the employee’s final average pay times years of service through 2007 (in excess of 35 years).
For service after 2007, employees in the grandfathered group continue to earn a monthly life annuity benefit payable at normal retirement age (usually age 65), calculated as follows:
▪1.0% of the employee’s final average pay times years of service after 2007 (up to 35 years minus service before 2008), plus
▪0.45% of the employee’s final average pay over the employee’s Social Security covered pay times years of service after 2007 (up to 35 years minus service before 2008), plus
▪0.50% of the employee’s final average pay times the lesser of years of service after 2007 and total years of service minus 35 years.
The total benefit payable to employees in the grandfathered group will not be less than the benefit the employee would have received had he been a non-grandfathered employee.
For service after 2007, employees in the non-grandfathered group and post-2007 group earn a hypothetical account balance that is credited with pay credits and interest credits. Interest is credited to a participant’s account effective as of December 31 of each year, based on the value of the participant’s account on January 1 of that year. The interest rate is based on the 30-year Treasuries’ constant maturities rate published by the IRS. The rate for a calendar year is the rate published for October of the previous year. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

Credited Service	% of Pay Credit
1 - 4 years	4%
5 - 8 years	5%
9 - 12 years	6%
13 - 16 years	7%
17 or more years	8%
Final average pay for grandfathered employees is the average of the employee’s eligible pay for the 60 consecutive months that produces the highest average. (However, if the employee’s average eligible pay for any 36 consecutive months as of December 31, 2007 is greater than the 60-consecutive month average, the 36-month number will be used.) For non-grandfathered employees, final average pay is the average of the employee’s eligible pay for the 36 consecutive months before January 1, 2008 that produces the highest average.

Eligible pay includes components of pay such as base salary, overtime and annual incentive awards. Pay does not include payment of certain commissions, performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.
Social Security covered pay is one-twelfth of the average of the Social Security wage bases for the 35-year period ending when the employee reaches Social Security retirement age. For non-grandfathered participants, Social Security covered pay is determined as of December 31, 2007. The wage base is the maximum amount of pay for a year for which Social Security taxes are paid. Social Security retirement age is between age 65 and 67, depending on the employee’s date of birth.
Unless special IRS rules apply, benefits are not paid before employment ends. An employee may elect to receive:
▪a life annuity (monthly payments for the employee’s life only), or
▪a 50%, 75%, or 100% joint and survivor annuity (the employee receives a smaller benefit for life, and the employee’s designated survivor receives a benefit of 50%, 75%, or 100% of the reduced amount for life), or
▪a five, ten, or 15 year period certain and life annuity benefit (the employee receives a smaller benefit for life and, if the employee dies before the selected period, the employee’s designated survivor receives the reduced amount until the end of the period), or
▪a lump sum benefit.
If an employee chooses one of these benefit options, the benefit is adjusted using the interest rate assumptions and mortality tables specified in the Qualified Pension Plan, so it has the same actuarial value as the benefit determined by the Qualified Pension Plan formulas.
An employee whose employment ends before age 65 may begin benefit payments after termination of employment. The benefit for service before 2008 is reduced for commencement before age 65, so the benefit remains the actuarial equivalent of a benefit beginning at age 65.
If an employee retires on or after age 55 with at least 10 years of vesting service, the employee may take an “early retirement” benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Bielen, Mr. Walker, and Mr. Thigpen are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the Qualified Pension Plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the Qualified Pension Plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%).
Nonqualified Excess Pension Plan
Benefits under PLC’s Qualified Pension Plan are limited by the Internal Revenue Code. PLC believes it should pay PLC’s employees the total pension benefit they have earned, without imposing these Code limits. Therefore, like many large companies, PLC has a Nonqualified Excess Pension Plan that makes up the difference between: (1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and (2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account.

Pursuant to the Nonqualified Excess Pension Plan’s change of control provision, an employee will receive a lump sum payment of his or her pre-2005 excess pension benefit in January immediately following the employee’s date of termination. Prior to the Merger in 2015, benefits under the Nonqualified Excess Pension Plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits under PLC’s Qualified Pension Plan. For an employee’s post-2004 benefit, an employee will receive payment pursuant to the employee’s original payment election (lump sum or annuity) three or six months after termination, as applicable based on whether the employee is a “specified employee” under Section 409A of the Internal Revenue Code. For any distributions to an employee who was a participant in the Non-qualified Excess Pension Plan and employed on the date of the Merger in 2015, the more favorable lump sum factors will be used to calculate the benefit. These more favorable lump sum factors include the use of (a) the mortality table used for determining lump sum payment amounts under the Qualified Pension Plan, and (b) an interest rate equal to the lesser of (i) the sum of 0.75% and the yield on U.S. 10-year treasury notes at constant maturity as most recently published by the Federal Reserve Bank of New York, and (ii) the interest rate used for determining lump sum payment amounts under the Qualified Pension Plan. Payment is made from PLC’s general assets (and is therefore subject to the claims of PLC’s creditors), and not from the assets of the Qualified Pension Plan.

Nonqualified Deferred Compensation Arrangements
This table presents certain information about our named executive officers’ participation in nonqualified deferred compensation arrangements in 2019.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Bielen	$71,785	$154,215	$729,859	$1,639,508	$12,995,089
Walker	$11,216	$28,412	$153,628	$51,379	$2,237,136
Drew	$100,000	$31,764	$28,351	$—	$340,035
Temple	$36,985	$61,193	$22,085	$—	$331,903
Thigpen	$332,723	$96,632	$92,078	$—	$2,616,622
Johns	$40,369	$385,164	$1,879,722	$—	$44,655,741
(1)These amounts include:
a.the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation earned and deferred by the officer in 2019 under the DCP: Mr. Bielen, $33,533; Mr. Temple, $21,433; and Mr. Johns, $40,369.
b.the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2019 as compensation earned under the AIP with respect to 2019 performance and deferred by the officer in 2020 under the DCP: Mr. Bielen, $38,252; Mr. Walker, $11,216; Mr. Drew, $100,000; Mr. Temple, $15,552; and Mr. Thigpen, $104,225.
c.the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation earned under the LTIP with respect to awards vesting December 31, 2019 and deferred by the officer in 2020 under the DCP: Mr. Thigpen, $228,498.

(2)For Mr. Bielen, Mr. Walker, Mr. Drew, Mr. Temple and Mr. Thigpen, these amounts represent the DCP Supplemental Matching Contributions allocated to the officer’s account in 2019 with respect to the officer’s participation during 2018 in PLC’s DCP, the terms of which provide that the officer will not receive the matching contribution unless the officer is employed on the date of the allocation or terminated due to death, disability, or while eligible for normal or early retirement under PLC’s Qualified Pension Plan. PLC will incur the expense at the time of allocation. For Mr. Johns, this amount includes 1) the DCP Supplemental Matching Contribution allocated to his account in 2019 with respect to his participation in our DCP during 2018 ($13,500) and 2) the lump sum amount that was determined as if he accrued a benefit in the Nonqualified Excess Pension Plan and which is credited to his book-entry retirement pay deferral account in 2019 ($371,664). For Mr. Bielen, Mr. Walker, Mr. Drew, Mr. Temple, Mr. Thigpen, and Mr. Johns, these DCP Supplemental Matching Contributions and, for Mr. Johns, the amount of compensation credited to his retirement pay deferral account, are reported in the Summary Compensation Table as compensation for 2019.
(3)These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements (with respect to periods prior to the Merger) and Annual Reports on Forms 10-K (for periods after the Merger): Mr. Bielen, $13,678,738; Mr. Walker, $2,095,259; Mr. Temple, $211,639; Mr. Thigpen, $2,095,189; and Mr. Johns, $42,350,485.
Discussion of Nonqualified Deferred Compensation Table
Deferrals by Our Officers
In general, our named executive officers and other key officers can elect to participate in PLC’s unfunded, unsecured DCP. An officer who defers compensation under the DCP does not pay income taxes on the compensation at that time. Instead, the officer pays income taxes on the compensation (and any earnings on the compensation) only when the officer receives the compensation and earnings from the DCP.

Through December 31, 2019, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards are earned.

An election to defer base salary for a calendar year must be made by December 31 of the previous year. Generally, an election to defer any annual incentive payout for a calendar year must be made by June 30 of that year. Generally, an election to defer earned Performance Units must be made by June 30 of the last year in the award’s performance period. An election to defer earned Restricted Unit Awards or Parent-Based Awards must be made within 30 days after the date of the award. Deferred compensation accrues earnings based on the participant’s election among notional investment choices available under the DCP.

For 2019, the investment returns for each of the notional investment choices were:

Investment Choice	Return
BlackRock Total Return Fund	9.89%
Columbia Mid Cap Index Fund R5	25.99%
DFA Emerging Markets I	16.03%
DFA US Small Cap	21.75%
Dodge & Cox International Stock	22.78%
Dodge and Cox Stock	24.83%
Fidelity 500 Index Fund	31.47%
Wells Fargo Government Money Market Institutional	2.06%
JP Morgan Mid-Cap Growth R5	39.85%
Metropolitan West Low Duration Bond I	4.44%
T Rowe Price Growth Stock	30.82%
Pimco Real Return Institutional	8.52%
Templeton Foreign A	12.46%
Vanguard Total Bond Market Index - Admiral	8.71%
Protective Life LIBOR Fund	3.01%
Fidelity International Index Fund	22.00%

An officer may elect to receive payments in a lump sum or in up to ten annual installments, which election can be changed under certain circumstances. An officer may elect to receive a deferred amount (and earnings) upon termination of employment and if such election is made, the officer may not change this election. An officer may instead elect to receive a deferred amount (and earnings) on a fixed date (which must be a February 15, and must begin no later than the officer’s 70th birthday), which election can be changed under certain circumstances. An officer may also request a distribution if the officer has an extreme and unexpected financial hardship, as determined under IRS rules.
Supplemental Matching
PLC makes supplemental matching contributions to the account of eligible officers under the DCP. These contributions provide matching that PLC would otherwise contribute to PLC’s 401(k) Plan, but which PLC cannot contribute because of Internal Revenue Code limits on 401(k) plan matching. For a calendar year, the supplemental match that an officer receives is:
•the lesser of
•4% of eligible compensation payable during the year, whether received in cash or deferred, and
•the total amount the officer deferred during the year under the 401(k) Plan and deferrals of base salary and cash bonuses under the DCP; minus
•the actual matching contribution the officer received under the 401(k) Plan for that year, as determined while applying the restrictions imposed by the Internal Revenue Code.
An officer’s supplemental matching contributions may be allocated in one percent increments among the same notional investment funds available for deferrals under the DCP. Supplemental matching is paid only after termination of employment. The officer can elect payment in a lump sum or in up to ten annual installments, and such election cannot be changed.
Other Provisions

Notional investment choices under the DCP must be in one percent increments. An officer may transfer money between the notional investment choices on any business day. PLC does not provide any above-market or preferential earnings rates and do not guarantee that an officer’s notional investments will make money.
Upon an officer’s death or disability, the officer's plan balance is paid in a lump sum. Account balances are paid in cash.
Retirement Pay Deferral Account for John D. Johns
In 2016, the PLC Board approved the conversion of the accrued benefit payable under the Nonqualified Excess Pension Plan as of March 31, 2016 to Mr. Johns into a lump sum amount. The lump sum amount is allocated to a book entry that will be treated as though it were a pay deferral account under PLC’s DCP.

Mr. Johns continued to accrue benefits as though he were accruing benefits under the Nonqualified Excess Pension Plan with respect to this continued service as an employee of Company after March 31, 2016. On November 4, 2019, the additional benefit accrued during such year (or portion thereof) was converted into its then present value, using the mortality tables and applicable interest rate on such date and it was determined that no additional annual benefit accrual was due to Mr. Johns’s retirement pay deferral account. Treating the accrued benefit as a pay deferral account as though it were under the DCP allowed the amount of such benefit to be treated in the same manner as if it were payable currently to Mr. Johns and then deferred under the DCP. This allowed the accrued benefit to be deemed invested, at Mr. Johns’s election, among the various notional investment opportunities available to participants (including Mr. Johns) for their deferred compensation under the DCP until it was paid to Mr. Johns.

Potential Payments upon Termination or Change of Control
The information below describes and quantifies the compensation that would have accrued to our named executive officers upon a termination of each named executive officer’s employment or a change-in-control of Company on December 31, 2019, under the AIP and the LTIP. However, the actual benefit to a named executive officer can only be determined at the time of the change-in-control event or such executive’s separation from PLC. With respect to Mr. Johns, whose employment with PLC terminated on November 4, 2019, the information below describes and quantifies the compensation that did actually accrue to him in connection with such termination.
The benefits described below are in addition to benefits available generally to salaried employees upon a termination of employment, such as distributions of their remaining paid time off balance or distributions under the 401(k) Plan and PLC’s disability benefits.
As described in the Compensation Discussion and Analysis, with the exception of Mr. Johns, none of our named executive officers are party to any written employment arrangements that provide for payments in the event of a change in control or termination of employment.

Letter Agreements with John D. Johns

As previously discussed, the 2017 Letter Agreement between PLC and Mr. Johns established his duties, commitments and compensation with respect to his role as Executive Chairman. Upon the termination of Mr. Johns’s service as Executive Chairman on November 4, 2019, the only compensation payable to Mr. Johns under the terms of the 2017 Letter Agreement was (i) any accrued but unpaid compensation under the 2017 Letter Agreement; (ii) any vested amounts or benefits owing to him under PLC’s otherwise applicable compensation programs or employee benefit plans and programs, including any compensation previously deferred by Mr. Johns (together with any accrued earnings thereon) and not yet paid by PLC; and (iii) any other amounts or benefits payable due to Mr. Johns’s retirement, termination, death or disability under PLC’s plans, policies, programs or arrangements.

On November 4, 2019, PLC and Mr. Johns entered into a Letter Agreement regarding Office Space and Tax and Financial Planning (the “2019 Letter Agreement”) that provides Mr. Johns with certain benefits following his resignation as Executive Chairman of PLC. The 2019 Letter Agreement provides that PLC will provide Mr. Johns with certain office space and administrative support during the period (i) commencing on the earlier of the termination of services by Mr. Johns to DLI North American Inc. (an affiliate of PLC) and December 31, 2020 and (ii) ending on the fifth anniversary of Mr. Johns’s separation from service within the meaning of Section 409A of the Code. Additionally, the 2019 Letter Agreement provides that Mr. Johns is entitled to utilize, at PLC’s expense, certain tax and financial planning services from a third party provider for a period of one year following Mr. Johns’s six-month separation from service under Section 409A of the Code, provided that Mr. Johns is required to reimburse PLC for such services during the first six months of such one-year period. PLC offered these post-termination benefits to Mr. Johns in recognition of his long tenure serving in various capacities as a senior officer of

PLC and in keeping with PLC’s past practices of providing office space and administrative services to former chief executive officers.
Annual Incentive Payments

Except as provided in the following sentence, unless the PLC Compensation Committee determines to authorize a payment, no amount will be payable to our named executive officers as an annual incentive award unless the named executive officer is still an employee of PLC or one of its subsidiaries on the date payment is made or such earlier date as the PLC Compensation Committee may specify. Unless the PLC Compensation Committee shall otherwise determine to pay the named executive officer a greater amount, if a named executive officer’s employment terminates due to death, disability (as determined in accordance with generally applicable Company policies) or normal or early retirement under the terms of any retirement plan maintained by PLC or a subsidiary, such named executive officer shall receive an annual incentive payment equal to the amount the named executive officer would have received if the named executive officer had remained employed through the end of the year, multiplied by a fraction, the numerator of which is the number of days that elapsed during the year in which the termination occurs before and including the date of the named executive officer’s termination of employment and the denominator of which is 365.
Long-Term Incentive Awards

Our named executive officers receive annually three types of long-term incentive awards under the LTIP: Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards; except that Mr. Johns last received a grant of such awards under the LTIP in the first quarter of 2017. These awards are described in more detail in the Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards.

In the case of a change in control of PLC,
▪Our named executive officers will be deemed to have earned the greater of i) 100% of the Performance Units and ii) the percentage of such Performance Units that would derive from applying the schedules at Compensation Discussion and Analysis - Long-Term Incentive Awards through the date of the change in control event, and will be settled in cash within 45 days following the date of the change in control event, based upon PLC Control Book Value Per Unit, (as defined in the LTIP), if available within 10 days before such payment date; or, if PLC Change in Control Book Value Per Unit is not then available, then 90% of the value of such Performance Units, based on the PL Tangible Book Value Per Unit, (as defined in the LTIP), determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of PLC change in control, followed by an additional payment in respect of such Performance Units within 75 days of such Company change in control equal to the excess, if any, of i) the Change in Control Book Value Per Unit over ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control;

▪The Restricted Units will immediately vest in full and be settled in cash, within 45 days following the date of the change in control event, based upon PLC Change in Control Book Value Per Unit, if available within 10 days before such payment date; or, if PLC Change in Control Book Value Per Unit is not then available, then 90% of the value of such Performance Units, based on the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of PLC change in control, followed by an additional payment in respect of such Performance Units within 75 days of such Company change in control equal to the excess, if any, of (i) PLC Change in Control Book Value Per Unit over (ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control; and

▪The Parent-Based Awards will vest immediately and be settled in cash within 60 days following the date of the change in control event, based on the Parent Stock Percentage (as defined in the LTIP) but the Final Parent Stock Value (as defined in the LTIP) shall be determined based on the average of the closing prices of Dai-ichi Life common stock on all trading days during the 30-calendar day period ended on the date on which PLC change in control occurs.

In the case of a change in control of Dai-ichi Life, that results in the common stock of Dai-ichi Life no longer being actively traded on a public securities exchange (“Parent Change in Control”),

▪The Parent-Based Awards will be converted to Restricted Units as of the date of the Parent Change in Control. Such conversion will result from the following: First, the dollar value of the Parent-Based Awards will be determined as of the Parent Change in Control, with the Final Parent Stock Value, (as defined in the LTIP), used to determine the Parent Stock Percentage determined using the average of the closing prices of the Parent common stock on all trading days during the 30-calendar day period ended on the date on which the Parent Change in Control occurs. The resulting dollar value of the Parent-Based Awards shall then be converted into Restricted Units by dividing such dollar value by the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding the Parent Change in Control. After such conversion, the converted units will continue to be subject to the terms of the Parent-Based Award Agreement, including but not limited to, the vesting schedule and timing provisions of such agreement.
Upon a termination of the named executive officer’s employment, awards under the LTIP provide for different vesting and payment terms depending on the type of termination.
In the case of an early retirement of the named executive officer under the terms of PLC’s Qualified Pension Plan,

▪A pro-rated portion of the Performance Units that would otherwise be earned at the end of the performance period will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the award period, and the denominator of which is the total number of days in the award period;

▪A pro-rated portion of the Restricted Units will immediately vest based on the product of the number of unvested Restricted Units that would become vested at the applicable date times a fraction, the numerator of which is the number of complete and partial calendar months the executive was employed by PLC during the applicable award period, and the denominator of which is the total number of months during the applicable award period (36 months in the case of the first tranche of the award and 48 months with respect to the second tranche of the award); and

▪A pro-rated portion of the Parent-Based Awards will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months the executive was employed by PLC during the applicable award period, and the denominator of which is 36.
In the case of the death, disability, or retirement of the named executive officer on or after normal retirement age under the terms of the Qualified Pension Plan,
▪A pro-rated portion of the Performance Units will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the applicable award period, and the denominator of which is the total number of days in the award period;

▪The Restricted Units will vest in full; and

▪The Parent-Based Awards will vest in full.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to i) a divestiture of a business segment or a significant portion of the assets of PLC or ii) a significant reduction by PLC of its work force, the PLC Compensation Committee determines to what extent, and on what terms, the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards will be paid.

Unless the PLC Compensation Committee determines to provide for treatment that is more favorable, if a named executive officer’s employment is terminated other than for death, disability, normal or early retirement, special termination, or cause, any unvested Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards will be forfeited as of the date of the officer’s termination of employment. Unless the PLC Compensation Committee determines to provide for treatment that is more favorable, termination of a named executive officer’s employment for “cause” will result in a forfeiture of each type of award. "Cause" means any named executive officer's conviction or plea of nolo contendere to a felony, an act or acts of extreme dishonesty or gross misconduct, or violation of PLC’s Code of Business Conduct.

Unless otherwise noted above, any Restricted Unit Awards or Parent-Based Awards that become vested as a result of a termination of employment will be payable in accordance with the normal vesting schedule as if the named executive officer had remained employed through the last vesting date, and any Performance Unit Awards that are earned as a result of a termination of employment will be payable as if the named executive officer had remained employed for the duration of the award period.

Long-Term Incentive Awards – Modification of Provisions for Certain Named Executive Officers

In November 2017, the PLC Compensation Committee approved that, upon Mr. Johns’s retirement from PLC, all of Mr. Johns’s outstanding Performance Unit Awards will fully vest on the date of his retirement and will be payable at the same time and in the same manner as they would had Mr. Johns remained employed through the end of each applicable award period. Accordingly, upon Mr. Johns’s resignation as the Executive Chairman of PLC on November 4, 2019, Mr. Johns’s remaining outstanding Performance Unit Award (which had been granted to him in 2017) fully vested, with such award to be paid as though he remained employed through the end of the three-year performance period that ended December 31, 2019. Additionally, Mr. Johns’s other awards under the LTIP that remained outstanding on November 4, 2019 (consisting of the second tranche of the Restricted Unit Award granted to him in 2016, the first and second tranches of the Restricted Unit Award granted to him in 2017, and the Parent-Based Award granted to him in 2017) automatically fully vested per the terms of the applicable award agreements, with such awards to be payable as though Mr. Johns had remained employed through each such award’s applicable vesting date.

In November 2019, the PLC Compensation Committee approved that, in the event that Mr. Thigpen retires from PLC on or after June 30, 2020, all of Mr. Thigpen’s outstanding awards under the LTIP will fully vest on the date of retirement and be payable at the same time and in the same manner as they would had Mr. Thigpen remained employed through the applicable award vesting dates or award periods applicable to such awards. Furthermore, at such meeting, the PLC Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022 (which is the date on which he would be eligible for early retirement under the terms of PLC’s Qualified Pension Plan), all of his outstanding awards under the LTIP will vest on a pro rata basis (based on the number of months served during the applicable vesting or award period), with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period. For any retirement on or after July 1, 2022, all of Mr. Temple’s awards under the LTIP will vest in accordance with the terms of the applicable award agreements

Nonqualified Deferred Compensation
Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation Table, and, unless a specific date of payment has been selected by the named executive officer, these amounts would be payable to each named executive officer upon termination of employment for any reason. In addition, a named executive officer whose employment terminated due to normal or early retirement, death, or disability would receive the DCP Supplemental Matching Contribution that would have been allocated under PLC’s DCP to each named executive officer’s account with respect to the officer’s service during 2019.

Pension Benefits

All of PLC’s eligible employees participate in the Qualified Pension Plan. Benefits under the Qualified Pension Plan are fully vested after three years of service. Upon termination of employment for any reason, employees are entitled to receive their vested benefits. Each named executive officer would be entitled to receive the amounts designated as pension benefits represented in the “Present Value of Accumulated Benefit” column of the Pension Benefits Table. The Pension Benefits Table also shows the amounts payable to each named executive officer upon separation from service under Section 409A of the Internal Revenue Code under the Nonqualified Excess Pension Plan.

Termination Payments
The following tables and footnotes describe the potential payments to our named executive officers upon termination of employment as of December 31, 2019 (or, in the case of Mr. Johns, the actual payments based on his resignation on November 4, 2019).
The tables do not include:

▪compensation or benefits previously earned by our named executive officers or incentive awards that were already fully vested;

▪the value of pension benefits that are disclosed in the 2019 Pension Benefits Table, except for any pension enhancement triggered by the event, if applicable;

▪the amounts payable under the DCP that are disclosed in the 2019 Nonqualified Deferred Compensation Table; or

▪the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees.

Change of Control

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers (other than Mr. Johns) had a change of control of PLC occurred on December 31, 2019.

Name	Performance Units(1)	Restricted Units(1)	Parent-Based Awards(1)	Total
Bielen	$7,110,314	$2,763,070	$669,357	$10,542,741
Walker	$1,827,501	$717,121	$166,912	$2,711,534
Drew	$1,810,615	$718,451	$166,061	$2,695,127
Temple	$2,490,688	$973,616	$229,189	$3,693,493
Thigpen	$2,592,842	$1,016,982	$227,100	$3,836,924

(1) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2019, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2019, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2019. In the event of such a termination of employment on December 31, 2019, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2019 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.

Death, Disability, or Normal Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers (other than Mr. Johns) had his employment been terminated due to death, disability or normal retirement (on or after normal retirement age) on December 31, 2019. With respect to Mr. Johns, the table below presents the cash payments and other benefits that became payable to him based on his resignation on November 4, 2019.

Name	2019 DCP Supplemental Matching Contribution	Performance Units(1)	Restricted Units(1)	Parent-Based Awards(1)	Annual Incentive Payments(2)	Other(3)	Total
Bielen	$63,673	$4,095,114	$2,886,172	$669,357	$956,300	$—	$8,670,616
Walker	$19,264	$1,086,695	$746,955	$166,912	$280,400	$—	$2,300,226
Drew	$22,068	$1,069,810	$748,237	$166,061	$315,000	$—	$2,321,176
Temple	$27,701	$1,452,869	$1,014,696	$229,189	$388,800	$—	$3,113,255
Thigpen	$29,600	$1,601,435	$1,055,838	$227,100	$416,900	$—	$3,330,873
Johns	$29,169	$7,555,701	$2,604,719	$371,291	$—	$673,915	$11,234,795
(1) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2019, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2019, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2019.

In the event of such a termination of employment on December 31, 2019, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2019 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(2) Represents the amounts that were earned and paid to the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2019 (which amounts are also reflected in the Summary Compensation Table).
(3) This column represents, in the case of Mr. Johns, the dollar value of the benefits received pursuant to his 2019 Letter Agreement.

Early Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers (other than Mr. Johns) had his employment been terminated due to early retirement on December 31, 2019.

Name	2019 DCP Supplemental Matching Contribution	Performance Units(3)	Restricted Units(3)	Parent-Based Awards(3)	Annual Incentive Payments(4)	Total
Bielen	$63,673	$4,095,114	$1,727,264	$405,275	$956,300	$7,247,626
Walker	$19,264	$1,086,695	$465,455	$104,105	$280,400	$1,955,919
Drew(1)	$—	$—	$—	$—	$—	$—
Temple(2)	$27,701	$1,452,869	$626,910	$142,915	$388,800	$2,639,195
Thigpen	$29,600	$1,601,435	$687,806	$147,892	$416,900	$2,883,633

(1) Mr. Drew would not be eligible for early retirement on December 31, 2019.
(2) In November 2019, the Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022, all of his outstanding awards under the LTIP will vest on a pro rata basis, with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period.
(3) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2019, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2019, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2019. In the event of such a termination of employment on December 31, 2019, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2019 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(4) Represents the amounts that were earned and paid to the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2019 (which amounts are also reflected in the Summary Compensation Table).

Other Termination (other than for “cause”)

The table set forth below shows the cash payments and other benefits that would have been payable to Mr. Temple or Mr. Drew had his employment been terminated (other than for “cause” or for one of the reasons specified in the tables above)

on December 31, 2019. Mr. Drew is our only named executive officer who would not be eligible for normal or early retirement on December 31, 2019.

Name	Restricted Units(1)	Total
Bielen	$—	$—
Walker	$—	$—
Drew	$104,543	$104,543
Temple(2)	$125,451	$125,451
Thigpen	$—	$—

(1) The amounts in these columns include the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the second installment of the 2016 Restricted Units (which amounts are also reflected in the Summary Compensation Table).
(2) For Mr. Temple, this table reflects the assumption that he did not have a mutually agreed upon separation from service. The amounts payable to Mr. Temple in the event of a mutually agreed upon separation from service are reflected in the “Early Retirement” table.

Compensation Policies and Practices as Related to Risk Management

The PLC Compensation Committee meets at least once a year with PLC’s Chief Risk Officer to review incentive compensation arrangements in order to identify any features that might encourage unnecessary or excessive risk taking. In conducting this review, PLC considered numerous factors pertaining to each such program, including the following: the purpose of the program; the design of the plan, including risk adjustments; the number of participants, as well as key employees or employee groups; the total amount that could be paid under the program; the ability of the participants to take actions that could influence the calculation of the compensation payable; the scope of the risks that could be created by actions taken; alignment with PLC’s risk appetite; and the manner in which PLC’s risk management policies and practices serve to reduce these risks. Based on this review, PLC has concluded that none of PLC’s programs create risks that are reasonably likely to have a material adverse effect on PLC.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of Mr. Bielen, our CEO and President.
For 2019:
•the median of the annual total compensation of all employees of the Company (other than our CEO) was $73,670; and
•the annual total compensation of our CEO was $8,832,510.
Based on this information, for 2019 our estimate of the ratio of the total compensation of Mr. Bielen, our current CEO and President, to the median of the annual total compensation of all employees was 120 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the Company’s median employee and our CEO, the Company took the following steps:
1. We identified the Company’s employee population, consisting of full-time, part-time, and temporary employees, as of December 31, 2019.
2. To identify the “median employee” from the Company’s employee population, we compared the amount of Box 5 earnings (Box 5 is Medicare taxable wages and includes all forms of compensation) of the Company’s employees as reflected in the Company’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2019.
3. We identified the Company’s median using this compensation measure, which was consistently applied to all the Company’s employees included in the calculation.

4. Once we identified the Company’s median employee, we combined all of the elements of such employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $73,670.
5. With respect to the annual total compensation of our CEO, we included the amounts reported in the 2019 Summary Compensation Table included in this Annual Report on Form 10-K.
Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
Director Compensation
The compensation of each of our directors, Mr. Bielen, Mr. Temple, and Mr. Thigpen, is discussed above in this Item 11.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PLC owns 100% of the outstanding voting stock of the Company. On February 1, 2015, PLC consummated the Merger and PLC’s stock ceased to be publicly traded. Dai-ichi Life owns 100% of the outstanding common stock of PLC.
Item 13.  Certain Relationships and Related Transactions and Director Independence
Review and Approval of Related Party Transactions
We review all relationships and transactions in which we and “related parties” (our directors, director nominees, executive officers, their immediate family members, and certain affiliated entities) participate to determine if any related party has a direct or indirect material interest. PLC’s Chief Legal Officer’s Office is primarily responsible for developing and implementing processes to obtain the necessary information and for determining, based on the facts and circumstances, whether a direct or indirect material interest exists, and we have written policies in place regarding relationships and transactions with “related parties”.

Pursuant to PLC’s policies, if the Chief Legal Officer’s Office determines that a transaction may require disclosure under SEC rules, the Chief Legal Officer’s Office will notify:

•the Corporate Governance and Nominating Committee, if the transaction involves one of our directors or director nominees; otherwise
•the Audit Committee.

The relevant PLC Board committee will approve or ratify the transaction only if it determines that the transaction is in our best interests. In considering the transaction, the committee will consider all relevant factors, including (as applicable):

•our business rationale for entering into the transaction;
•the alternatives to entering into the transactions;
•whether the terms of the transaction are comparable to those that could be obtained in arms-length dealings with an unrelated third party;
•the potential for the transaction to lead to an actual or apparent conflict of interest, and any safeguards imposed to prevent actual or apparent conflicts; and
•the overall fairness of the transaction to us.

Based on the information available to PLC’s Chief Legal Officer’s Office and to the PLC Board, except as described below, there have been no transactions between PLC and any related party since January 1, 2019, nor are any currently proposed, for which disclosure is required under the SEC rules.

For a discussion of the independence of our directors and PLC’s directors, see Item 10, “Director Independence” above.

Item 14.  Principal Accountant Fees and Services
The following table shows the aggregate fees billed by KPMG LLP for 2019 with respect to various services provided to PLC, the Company, and its subsidiaries.

For The Year Ended December 31, 2019
(Dollars in Millions)
Audit fees	$6.7
Audit-related fees	0.5
Tax fees	—
All other fees	—
Total	$7.2
Audit Fees were for professional services rendered for the audits of our consolidated financial statements audits (GAAP and statutory basis) of certain of our subsidiaries, issuance of comfort letters and consents, assistance with review of documents filed with the SEC and other regulatory authorities, and expenses related to the above services.
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
The PLC Audit Committee’s policy is to pre-approve the audit, audit-related, tax and other services provided by the independent accountants to PLC, the Company and its subsidiaries. Under the pre-approval process, the PLC Audit Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the PLC Audit Committee or one of its members who has been delegated pre-approval authority. The PLC Audit Committee or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by KPMG LLP with respect to fiscal year 2019.

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

Page
Schedule III - Supplementary Insurance Information For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	248
Schedule IV - Reinsurance For The Year Ended December 31, 2019, For The Year Ended December 31, 2018, and For The Year Ended December 31, 2017	249
Schedule V - Valuation and Qualifying Accounts As of December 31, 2019 and December 31, 2018	250
The Report of Independent Registered Public Accounting Firms which covers the financial statement schedules appears on pages 201 - 202 of this report. The following schedules are located in this report on the pages indicated.
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

EXHIBIT INDEX

Exhibit Number
*2.1	Stock Purchase Agreement by and among Protective Life Insurance Company, United Investors Life Insurance Company, Liberty National Life Insurance Company and Torchmark Corporation, dated as of September 13, 2010, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed September 17, 2010 (No. 001-31901).
*2.2	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services LLC, AXA Financial Inc. and Protective Life Insurance Company, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 12, 2013 (No. 001-31901).
*2.3	Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 22, 2018 (No. 001-31901).
*2.4±	Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-31901).
*3.1	2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
*3.2	2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
*4.1	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.2	Individual Certificate, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.3	Tax-Sheltered Annuity Endorsement, filed as Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.4	Qualified Retirement Plan Endorsement, filed as Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.5	Individual Retirement Annuity Endorsement, filed as Exhibit 4(e) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.6	Section 457 Deferred Compensation Plan Endorsement, filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.7	Qualified Plan Endorsement, filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.8	Adoption Agreement for Participation in Group Modified Guaranteed Annuity, filed as Exhibit 4(h) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.9	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.10	Endorsement - Group Policy, filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.11	Endorsement - Certificate, filed as Exhibit 4(k) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.12	Endorsement - Individual Contract, filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.13	Endorsement (Annuity Deposits) - Group Policy, filed as Exhibit 4(m) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.14	Endorsement (Annuity Deposits) - Certificate, filed as Exhibit 4(n) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.15	Endorsement (Annuity Deposits) - Individual Contract, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).

*4.16	Endorsement - Individual, filed as Exhibit 4(p) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.17	Endorsement - Group Contract/Certificate, filed as Exhibit 4(q) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.18	Endorsement - Individual, filed as Exhibit 4(r) to the Company’s Annual Report on Form 10-Q filed March 21, 2018 (No. 001-31901).
*4.19	Endorsement - Group Contract, filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.20	Endorsement - Group Certificate, filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.21	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(u) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.22	Endorsement (“Free-Look”) - Group/Individual, filed as Exhibit 4(jj) to the Company’s Registration Statement on Form S-1 filed March 17, 2000 (No. 333-32784).
*4.23	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.24	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.25	Group Certificate, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.26	Endorsement - Free Look, filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.27	Endorsement - Settlement Option, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.28	Endorsement - Automatic Renewal, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.29	Endorsement - Traditional IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.30	Endorsement - Roth IRA, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.31	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(j) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.32	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(k) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.33	Form of Individual Modified Guaranteed Annuity Contract, filed as Exhibit 2 to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*4.34	Qualified Plan Endorsement, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.35	Waiver of Withdrawal Charge and Market Value Adjustment (for Unemployment), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.36	Waiver of Withdrawal Charge and Market Value Adjustment (for Terminal Condition or Nursing Facility Confinement), filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.37	Endorsement- Automatic Segment Renewal, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.38	Endorsement- Traditional IRA, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.39	Endorsement- Roth IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.40	Endorsement- Annuitization Bonus, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*10.1	Bond Purchase Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).

*10.2	Escrow Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*10.3(a)	Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-31901).
*10.3(b)	First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2018 (No. 001-31901).
*10.4	Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-31901).
*10.5±	Third Amended and Restated Reimbursement Agreement dated as of June 25, 2014 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2014 (No. 001-31901). ±
*10.6	Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).
*10.7±	Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch, filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed March 30, 2011 (No. 001-31901). ±
*10.8	Form of Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company, filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).
*10.9	Master Agreement by and between Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2015 (No. 001-31901).
*10.10	Distribution Agreement by and between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 16, 2011, filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*10.11	Second Amended Distribution Agreement between Protective Life Insurance Company (“Insurer”) and Investment Distributors, Inc. (“Distributor”) as revised June 18, 2018, filed as Exhibit 1(b) to the Company’s Registration Statement on Form S-3/A filed on June 28, 2018 (File No. 333-222086).
*10.12(a)†	Protective Life Corporation’s Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).
*10.12(b)†	Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of April 17, 2014, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).
*10.12(c)†	2016 Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of December 19, 2016, filed as Exhibit 10(a)(3) to Protective Life Corporation’s Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).
*10.13(a)†	Protective Life Corporation Annual Incentive Plan, effective January 1, 2018, filed as Exhibit 10.1 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).
*10.13(b)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, amended and restated as of November 6, 2018, filed as Exhibit 10.2(b) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.13(c)†	Protective Life Corporation 2017 Annual Incentive Plan, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
*10.13(d)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2020. (No. 001-31901).
*10.14(a)†	Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2018, filed as Exhibit 10.2 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).

*10.14(b)†	Amendment One to the Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 11, 2018 (No. 001-11339).
*10.14(c)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2018 (No. 001-11339).
*10.14(d)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2020.
*10.15(a)†	2019 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.11 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.15(b)†	2018 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.3(d) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.16(a)(1)†	2019 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.2 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.16(a)(2)†	2019 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.3 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.16(a)(1)†	2018 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.4(a) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.16(b)(2)†	2018 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.4(b) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
10.16(c)(1)†	2017 Parent-Based Award Letter of Protective Life Corporation, filed herewith.
*10.16(c)(2)†	2017 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10(b) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
*10.17(a)(1)†	2019 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.4 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.17(a)(2)†	2019 Performance Units Provisions (for key officers) of Protective Life Corporation, filed as Exhibit 10.5 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.17(b)(1)†	2018 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.5(a) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.17(b)(2)†	2018 Performance Units Provisions (for key officers) of Protective Life Corporation, filed as Exhibit 10.5(b) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
10.17(c)(1)†	2017 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
*10.17(c)(2)†	2017 Performance Units Provisions (for key officers) of Protective Life Corporation, filed as Exhibit 10(c) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
*10.18(a)(1)†	2019 Restricted Units Award Letter of Protective Life Corporation (for key officers), filed as Exhibit 10.8 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.18(a)(2)†	2019 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.18(b)(1)†	2018 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.7(a) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.18(b)(2)†	2018 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.7(c) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
10.18(c)(1)†	2017 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
*10.18(c)(2)†	2017 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10(e) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
10.18(d)(1)†	2016 Restricted Units Award Letter of Protective Life Corporation, filed herewith.
*10.18(d)(2)†	2016 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10(e) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 6, 2016 (No. 001-11339).
*10.19†	Form of Protective Life Corporation’s Indemnity Agreement for Officers, filed as Exhibit 10(h) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).
*10.20†	Form of Protective Life Corporation’s Director Indemnity Agreement, filed as Exhibit 10(c) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).
*10.21	Confidentiality and Non-Competition Agreement, dated as of November 28, 2017, between Protective Life Corporation and John D. Johns, filed as Exhibit 10.2 to Protective Life Corporation’s Current Report on Form 8-K filed December 4, 2017 (No. 001-11339).

*10.22(a)†	Form of Employment Agreement between Protective Life Corporation and Executive Vice President, filed as Exhibit 10(c) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).
*10.22(b)†	Form of Employment Agreement between Protective Life Corporation and Senior Vice President, filed as Exhibit 10(d) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 8, 2014 (No. 001-11339).
*10.23†	Protective Life Corporation’s Deferred Compensation Plan, as Amended and Restated as of January 1, 2019, filed as Exhibit 10.1 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019.
*10.24†	Protective Life Corporation’s Deferred Compensation Plan for Officers, as Amended and Restated as of August 1, 2016, filed as Exhibit 10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 5, 2016 (No.001-11339).
*10.25†	Excess Benefit Plan Settlement Agreement, dated as of September 30, 2016, between Protective Life Corporation and John D. Johns, filed as Exhibit 10 to Protective Life Corporation’s Quarterly Report of Form 10-Q filed November 7, 2016 (No. 001-11339).
10.26†	Office Space Letter, dated as of November 4, 2019, between Protective Life Corporation and John D. Johns, filed herewith.
*10.27	Underwriting Agreement by and among the Company and Protective Equity Services, Inc., filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 (File No. 333-229837) filed on February 25, 2019.
14.1	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 10, 2019 filed herewith.
*14.2	Supplemental Policy on Conflict of Interest for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).
*16	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated March 8, 2019, filed as Exhibit 16.1 to Protective Life Corporation’s Current Report on Form 8-K filed March 8, 2019.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG).
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference
†	Management contract or compensatory plan or arrangement
±	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act.
The Company hereby agrees to furnish a copy of any instrument that defines the rights of holders of long-term debt to the Securities and Exchange Commission, upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By:	/s/ PAUL R. WELLS
Paul R. Wells Senior Vice President, Chief Accounting Officer and Controller
March 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. BIELEN	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2020
RICHARD J. BIELEN

/s/ MICHAEL G. TEMPLE	Vice Chairman, Chief Operating Officer, and Director	March 25, 2020
MICHAEL G. TEMPLE

/s/ CARL S. THIGPEN	Executive Vice President, Chief Investment Officer and Director	March 25, 2020
CARL S. THIGPEN

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2020
STEVEN G. WALKER

/s/ PAUL R. WELLS	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer/Controller)	March 25, 2020
PAUL R. WELLS

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Life Marketing	$1,486,699	$16,527,876	$91	$397,758	$1,105,531	$571,654	$1,498,024	$157,854	$55,888	$92
Acquisitions	924,090	36,175,786	1,991	6,386,506	1,172,557	1,532,605	2,236,701	10,693	232,169	42,290
Annuities	929,917	1,145,693	—	9,004,199	65,744	367,650	267,368	(58,907)	152,700	—
Stable Value Products	5,221	—	—	5,443,752	—	243,775	144,448	3,382	2,774	—
Asset Protection	173,628	43,604	792,104	—	183,445	28,291	92,655	62,631	161,405	180,095
Corporate and Other	—	51,003	646	78,300	11,721	74,855	16,866	—	231,970	11,768
Total	$3,519,555	$53,943,962	$794,832	$21,310,515	$2,538,998	$2,818,830	$4,256,062	$175,653	$836,906	$234,245
For The Year Ended December 31, 2018
Life Marketing	$1,499,386	$15,318,019	$98	$422,037	$1,043,228	$552,697	$1,412,001	$116,917	$69,758	$93
Acquisitions	458,976	25,427,730	2,206	6,018,954	952,315	1,108,218	1,636,697	18,690	143,698	13,864
Annuities	889,697	1,050,161	—	8,324,931	71,321	335,382	223,912	24,274	148,615	—
Stable Value Products	6,121	—	—	5,234,731	—	217,778	109,747	3,201	2,798	—
Asset Protection	172,150	51,702	766,641	—	193,936	25,070	111,249	62,984	156,897	189,283
Corporate and Other	—	53,006	675	82,538	12,198	99,757	17,646	—	252,344	12,191
Total	$3,026,330	$41,900,618	$769,620	$20,083,191	$2,272,998	$2,338,902	$3,511,252	$226,066	$774,110	$215,431
For The Year Ended December 31, 2017
Life Marketing	$1,320,776	$15,438,739	$107	$424,204	$1,011,911	$550,714	$1,319,138	$120,753	$60,877	$111
Acquisitions	74,862	14,323,713	2,423	4,377,020	785,188	752,520	1,204,084	(6,939)	110,607	15,964
Annuities	772,633	1,080,629	—	7,308,354	73,617	316,582	216,324	(54,471)	146,407	—
Stable Value Products	6,864	—	—	4,698,371	—	186,576	74,578	2,354	4,407	—
Asset Protection	30,266	55,030	747,945	—	205,814	22,298	124,487	17,746	210,579	199,741
Corporate and Other	—	58,681	655	78,810	12,736	94,366	16,396	—	281,334	12,749
Total	$2,205,401	$30,956,792	$751,130	$16,886,759	$2,089,266	$1,923,056	$2,955,007	$79,443	$814,211	$228,565
(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)Excludes Life Insurance.

See Report of Independent Registered Public Accounting Firm

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2019:
Life insurance in-force	$766,196,760	$(271,600,818)	$212,573,612	$707,169,554		30.1%
Premiums and policy fees:
Life insurance	$2,852,899	$(1,383,822)	$835,677	$2,304,754	(1)	36.3%
Accident/health insurance	42,248	(26,952)	41,406	56,702		73.0
Property and liability insurance	280,734	(106,430)	3,238	177,542		1.8
Total	$3,175,881	$(1,517,204)	$880,321	$2,538,998
For The Year Ended December 31, 2018:
Life insurance in-force	$765,986,223	$(302,149,614)	$135,407,408	$599,244,017		22.6%
Premiums and policy fees:
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)	30.4%
Accident/health insurance	47,028	(30,126)	12,826	29,728		43.1
Property and liability insurance	284,323	(103,478)	4,857	185,702		2.6
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998
For The Year Ended December 31, 2017:
Life insurance in-force	$751,512,468	$(328,377,398)	$110,205,190	$533,340,260		21.0%
Premiums and policy fees:
Life insurance	$2,655,846	$(1,230,258)	$435,113	$1,860,701	(1)	23.4%
Accident/health insurance	51,991	(33,052)	14,946	33,885		44.1
Property and liability insurance	288,809	(103,786)	9,657	194,680		5.0
Total	$2,996,646	$(1,367,096)	$459,716	$2,089,266
(1)Includes annuity policy fees of $164.3 million, $177.1 million, and $173.5 million, and for the years ended December 31, 2019, 2018, and 2017, respectively.

See Report of Independent Registered Public Accounting Firm

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2019
Allowance for losses on commercial mortgage loans	$1,296	$3,938	$—	$(350)	$4,884
As of December 31, 2018
Allowance for losses on commercial mortgage loans	$—	$1,505	$—	$(209)	$1,296

See Report of Independent Registered Public Accounting Firm