Form 10-Q
period 2020-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2020-05-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of April 26, 2020:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2020

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$896,165	$923,686
Reinsurance ceded	(53,318)	(331,517)
Net of reinsurance ceded	842,847	592,169
Net investment income	752,980	641,422
Realized gains (losses) - investments/derivatives	(38,111)	53,078
Other income	127,170	78,136
Total revenues	1,684,886	1,364,805
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2020 - $(30,724); 2019 - $251,674)	1,344,162	973,154
Amortization of deferred policy acquisition costs and value of business acquired	53,963	30,373
Other operating expenses, net of reinsurance ceded: (2020 - $59,611; 2019 - $52,534)	195,288	184,551
Total benefits and expenses	1,593,413	1,188,078
Income before income tax	91,473	176,727
Income tax expense	17,508	34,629
Net income	$73,965	$142,098

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Net income	$73,965	$142,098
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2020 - $(391,653); 2019 - $300,430)	(1,473,362)	1,130,190
Reclassification adjustment for investment amounts included in net income, net of income tax: (2020 - $2,651; 2019 - $(419))	9,972	(1,576)
Change in net unrealized gains (losses) for which a credit loss has been recognized in operations, net of income tax: (2020 - $(1,735))	(6,529)	—
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $2,337)	—	8,792
Change in accumulated (loss) gain - derivatives, net of income tax: (2020 - $(1,232); 2019 - $(522))	(4,636)	(1,966)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2020 - $253; 2019 - $58)	951	220
Total other comprehensive income (loss)	(1,473,604)	1,135,660
Total comprehensive income (loss)	$(1,399,639)	$1,277,758

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2020 - $63,974,338; 2019 - $63,268,660; allowance for credit losses: 2020 - $51,793)	$63,906,243	$66,043,992
Fixed maturities, at amortized cost (fair value: 2020 - $2,930,737; 2019 - $3,025,790)	2,775,710	2,823,881
Equity securities, at fair value (cost: 2020 - $502,063; 2019 - $534,463)	478,189	553,720
Mortgage loans, net of allowance for credit losses (allowance for credit losses: 2020 - $171,216; 2019 - $4,884)	9,332,867	9,379,401
Investment real estate, net of accumulated depreciation (2020 - $245; 2019 - $203)	10,279	10,321
Policy loans	1,657,375	1,675,121
Other long-term investments	2,561,893	2,479,520
Short-term investments	1,021,337	1,320,864
Total investments	81,743,893	84,286,820
Cash	381,447	171,752
Accrued investment income	723,400	715,388
Accounts and premiums receivable	127,550	174,202
Reinsurance receivables, net of allowances for credit losses (allowances for credit losses: 2020 - $95,819; 2019 - $0)	4,432,117	4,371,865
Deferred policy acquisition costs and value of business acquired	3,760,783	3,519,555
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2020 - $267,746; 2019 - $253,759)	574,158	583,426
Property and equipment, net of accumulated depreciation (2020 - $52,583; 2019 - $49,357)	211,383	211,745
Other assets	646,598	308,544
Income tax receivable	58,932	—
Assets related to separate accounts
Variable annuity	10,493,017	12,730,090
Variable universal life	915,750	1,135,666
Reinsurance assumed	10,603,032	11,443,105
Total assets	$115,497,571	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,182,778	$53,943,962
Unearned premiums	788,752	794,832
Total policy liabilities and accruals	53,971,530	54,738,794
Stable value product account balances	5,885,738	5,443,752
Annuity account balances	14,604,211	14,289,907
Other policyholders’ funds	1,331,233	1,576,856
Other liabilities	3,756,147	2,977,278
Income tax payable	—	34,224
Deferred income taxes	1,053,794	1,371,970
Debt	878	968
Subordinated debt	110,000	110,000
Non-recourse funding obligations	3,035,549	3,082,753
Secured financing liabilities	67,605	335,480
Liabilities related to separate accounts
Variable annuity	10,493,017	12,730,090
Variable universal life	915,750	1,135,666
Reinsurance assumed	10,603,032	11,443,105
Total liabilities	105,828,484	109,270,843
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2020 and 2019 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	8,260,537
Retained earnings	1,469,510	1,533,645
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2020 - $(5,692); 2019 - $(383,311))	(21,412)	1,441,978
Net unrealized losses on investments for which a credit loss has been recognized in operations, net of income tax: (2020 - $(8,739))	(32,876)	—
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in operations, net of income tax: (2019 - $(7,004))	—	(26,347)
Accumulated gain (loss) - derivatives, net of income tax: (2020 - $(3,103); 2019 - $(2,123))	(11,674)	(7,989)
Total shareowner’s equity	9,669,087	11,206,826
Total liabilities and shareowner’s equity	$115,497,571	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2019	$2	$5,000	$8,260,537	$1,533,645	$1,407,642	$11,206,826
Net income for the three months ended March 31, 2020				73,965		73,965
Other comprehensive income (loss)					(1,473,604)	(1,473,604)
Comprehensive income (loss) for the three months ended March 31, 2020						(1,399,639)
Cumulative effect adjustments				(138,100)		(138,100)
Balance, March 31, 2020	$2	$5,000	$8,260,537	$1,469,510	$(65,962)	$9,669,087

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income for the three months ended March 31, 2019				142,098		142,098
Other comprehensive income					1,135,660	1,135,660
Comprehensive income for the three months ended March 31, 2019						1,277,758
Cumulative effect adjustments				(50,804)		(50,804)
Balance, March 31, 2019	$2	$5,000	$7,410,537	$1,122,759	$(268,556)	$8,269,742

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$73,965	$142,098
Adjustments to reconcile net income to net cash used in operating activities:
Realized (gains) losses - investments/derivatives	38,111	(53,078)
Amortization of DAC and VOBA	53,963	30,373
Capitalization of DAC	(106,881)	(95,970)
Depreciation and amortization expense	18,605	18,477
Deferred income tax	112,115	4,938
Accrued income tax	(93,156)	105,877
Interest credited to universal life and investment products	410,691	285,588
Policy fees assessed on universal life and investment products	(448,079)	(407,380)
Change in reinsurance receivables	(156,296)	104,293
Change in accrued investment income and other receivables	55,674	(77,802)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(211,245)	(200,135)
Trading securities:
Maturities and principal reductions of investments	25,519	30,111
Sale of investments	123,118	142,370
Cost of investments acquired	(179,484)	(149,133)
Other net change in trading securities	1,877	1,662
Amortization of premiums and accretion of discounts on investments and mortgage loans	84,373	67,037
Change in other liabilities	353,158	59,859
Other, net	30,115	(74,734)
Net cash provided by (used in) operating activities	$186,143	$(65,549)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$819,663	$374,989
Sale of investments, available-for-sale	964,996	987,615
Cost of investments acquired, available-for-sale	(2,586,611)	(1,331,158)
Mortgage loans:
New lendings	(354,508)	(155,798)
Repayments	225,817	170,322
Change in investment real estate, net	42	477
Change in policy loans, net	17,746	18,444
Change in other long-term investments, net	301,647	(8,735)
Change in short-term investments, net	299,684	28,357
Net unsettled security transactions	(151,013)	(36,814)
Purchase of property, equipment, and intangibles	(9,063)	(5,543)
Net cash (used in) provided by investing activities	$(471,600)	$42,156
Cash flows from financing activities
Secured financing liabilities	(267,876)	(311,295)
Deposits to universal life and investment contracts	1,549,478	1,380,615
Withdrawals from universal life and investment contracts	(786,352)	(979,532)
Other financing activities, net	(98)	(241)
Net cash provided by financing activities	$495,152	$89,547
Change in cash	209,695	66,154
Cash at beginning of period	171,752	151,400
Cash at end of period	$381,447	$217,554

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Basis of Presentation
Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc. a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC (the “Merger”). Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, PLC remained an SEC registrant within the United States until January 23, 2020, when it suspended its reporting obligations with the SEC under the Securities Exchange Act of 1934. The Company has continued to be an SEC registrant for financial reporting purposes in the United States. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. PLC is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The year end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
During the first quarter of 2020, the Company identified certain reclassifications needed to appropriately present amounts related to reinsured vehicle service contracts. Also during the first quarter, the Company identified cash flows presented in its investing and financing activities that were determined to be non-cash items. The Company determined that the reclassifications were not material to the financial statements for any period. These amounts have been corrected in the consolidated condensed balance sheets, statements of income, and statements of cash flows for the three months ended March 31, 2019.

In the first quarter, the uncontained outbreak of the novel coronavirus, which causes the disease termed COVID-19, created significant economic and social disruption and impacted various operational and financial aspects of the Company's business. While not all of the impacts of COVID-19 are identifiable or quantifiable, as of March 31, 2020, the deterioration in actual and forecasted macroeconomic variables have adversely impacted the market values of certain of the Company's investments and its allowance for credit losses on commercial mortgage loans. Also, the Company has recorded an increase associated with guaranteed benefits on certain of its variable annuity contracts, while realizing gains from derivatives held to hedge these guaranteed benefits.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2020, except the items noted below.
Goodwill
The balance of goodwill for the Company as of March 31, 2020 was $825.5 million. There has been no change to goodwill during the three months ended March 31, 2020.
During the three months ended March 31, 2020, the Company did not identify any events or circumstances which would indicate that it is more likely than not that the fair value of its reporting units would have declined below their book value, either individually or in the aggregate.
Allowance for Credit Losses - Fixed Maturity and Structured Investments
Each quarter the Company reviews investments with unrealized losses to determine whether such impairments are the result of credit losses. The Company analyzes various factors to make such determination including, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) an economic analysis of the issuer’s industry, and 6) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter to evaluate whether a credit loss has occurred.
For securities which the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Beginning on January 1, 2020, credit losses are recorded in realized gains (losses) - investments/derivatives with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses) - investments/derivatives. See, “Accounting Pronouncements Recently Adopted” below for additional information. The Company considers contractual cash flows and all known market data related to cash flows when developing its estimates of expected cash flows. The Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted but reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in realized gains (losses) - investments/derivatives.
The Company presents accrued interest receivable separately from other components of the amortized cost basis of its fixed maturity and structured investments and has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. The Company’s policy is to write off uncollectible accrued interest receivables through a reversal of interest income in the period in which a credit loss is identified.
Allowance for Credit Losses - Mortgage Loans and Unfunded Commitments
The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of the allowance for credit losses (“ACL”). Beginning January 1, 2020, the ACL represents the Company’s best estimate of expected credit losses over the contractual term of the loans. The allowance for credit losses for unfunded loan commitments is recognized as a component of other liabilities on the consolidated condensed balance sheet. Changes in the allowance for credit losses for both funded and unfunded mortgage loans are recognized in realized gains (losses) - investments/derivatives.
The Company uses a loan-level probability of default (“PD”) and loss given default (“LGD”) model to calculate the allowance for credit losses for substantially all of its commercial mortgage loans and unfunded loan commitments. Guidance in Accounting Standards Codification (“ASC”) Topic 326-20 - Credit Losses requires collective assessment of financial assets with similar risk characteristics. Consistent with this guidance, the model used by the Company (the “CML Model”) incorporates historical default data for a large number of loans with similar characteristics to the Company’s mortgage loans in the measurement of the allowance for credit losses. Relevant risk characteristics include debt service coverage ratio (“DSCR”), loan-to-value ratio (“LTV”), geographic location, and property type. This historical default data is applied through the CML Model to forecast loan-level risk parameters including PD and LGD which provide the basis for the determination of expected losses.
The CML Model incorporates both current conditions and reasonable and supportable forecasts when estimating the PD and LGD values that are used as the basis for calculating expected losses. Current conditions are incorporated by considering market-specific information, such as vacancy rates and property prices, to reflect the current position in the market cycle. To incorporate reasonable and supportable forecasts, loan-level risk parameters produced by the CML Model are conditioned by multiple probability-weighted macroeconomic forecast scenarios to reflect management’s best estimate of the impact of future events and circumstances on the allowance for credit losses.
PDs and LGDs are forecasted over a reasonable and supportable forecast period, which is reassessed on a quarterly basis. After the reasonable and supportable forecast period, the CML Model reverts to the Company’s own historical loss history at a portfolio segment level. The historical loss data used for reversion will be assessed annually in the third quarter, along with certain other model inputs and assumptions.
All or a portion of a loan may be written off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of a renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A write-off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
Certain loans which meet the definition of collateral dependent (as outlined in the Financial Accounting Standards Board “FASB” ASC Topic 326-20) are identified as part of the Company’s ongoing loan surveillance process. Loans are considered to be collateral dependent if foreclosure is deemed probable, or if a borrower is in financial difficulty and repayment is expected to be provided substantially through the operation or sale of the underlying collateral. The allowance for credit losses for loans identified as collateral dependent is measured based on the fair value of the underlying collateral, less costs to sell.
The Company presents accrued interest receivable separately from other components of the amortized cost basis of its mortgage loans and has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. In each scenario, accrued income is reversed through investment income. See Note 9, Mortgage Loans, for additional information.
Allowance for Credit Losses - Reinsurance Receivables
Beginning January 1, 2020, in accordance with FASB ASC Topic 326-20, the Company establishes an allowance for credit losses related to amounts receivable from reinsurers (the “Reinsurance ACL”). Changes in the Reinsurance ACL are recognized as components of other income or other operating expenses. The Reinsurance ACL is remeasured on a quarterly basis using an internally developed PD and LGD model. Key inputs to the calculation are a conditional probability of insurer liquidation by issuer credit rating and exposure at default derived from a runoff projection of ceded reserves by reinsurer to forecast future loss amounts. Management’s position is that the rate of return implicit in the financial asset (i.e. the ceded reserves) is associated with the discount rate used to value the underlying insurance reserves; that is, the rate of return on the asset portfolio(s) supporting the reserves. For reinsurance receivable exposures that do not share similar risk characteristics with other receivables, including those associated with counterparties that have experienced significant credit deterioration, the Company measures the allowance for credit losses individually, based on facts and circumstances associated with the specific reinsurer or transaction.
The Reinsurance ACL was $96.0 million as of January 1, 2020 upon adoption of ASU No. 2016-13 - Credit Losses. In the first quarter of 2020, the Reinsurance ACL decreased slightly to $95.8 million. There were no write-offs or recoveries during the first quarter.

The Company had total reinsurance receivables of $4.5 billion as of March 31, 2020. Of reserves ceded as of March 31, 2020, approximately 73% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best Company, 84% were rated A+ or better, 13% were rated A, and 3% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.

Accounting Pronouncements Recently Adopted
Accounting Standards Update(“ASU”) No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including mortgage loans and reinsurance receivables. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. A vendor-provided credit loss model will be used to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded mortgage loan commitments, and the Company will use an internally-developed model to measure the allowance for amounts recoverable from reinsurers. The Company applied the revisions in the Update through a cumulative effect adjustment to retained earnings as of January 1, 2020. The cumulative effect adjustment resulted in a decrease in retained earnings of $138.1 million, net of the impact to deferred taxes, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other items. The Company continues to apply the previous guidance to 2019 and prior periods.
Accounting Pronouncements Not Yet Adopted

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update were originally effective for periods beginning after December 15, 2020. However, in November 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-09 – Financial Services – Insurance (Topic 944): Effective Date which extended the implementation deadline by one year to periods beginning after December 15, 2021. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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
As of the purchase date, the Company recorded an estimate in the amount of $51.9 million related to contingent consideration. The final ceding commission will be adjusted based on any changes in contingent consideration. These amounts, $49.5 million as of March 31, 2020, are accrued within other liabilities in the Company’s consolidated condensed balance sheet.

The contingent consideration is comprised of a holdback provision and a post-closing sales adjustment. The holdback amount is related to the performance of certain blocks of business for a specified period of time after the close of the transaction.  The range of amounts payable to Great West under this provision is $0 - $40.0 million. The Company established a liability of $40.0 million as of the transaction date, which represents the Company's best estimate of the present value of future payments. As of March 31, 2020, the liability recorded within other liabilities in the Company’s consolidated condensed balance sheet was $37.6 million.

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

The following table details the preliminary allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the date of the Closing. The Company has not completed the process of determining the fair value of assets acquired and liabilities assumed, but will do so in the twelve month measurement period subsequent to the date of the Closing. These estimates are provisional and subject to adjustment. Any adjustments to these fair value estimates will be reflected, retroactively, as of the date of the acquisition, and may result in adjustments to the value of business acquired.

Fair Value as of June 1, 2019
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,966
Mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,521,965
Total investments	11,650,161
Cash	34,835
Accrued investment income	101,452
Reinsurance receivables	62
Accounts and premiums receivable	1,642
Value of business acquired	517,434
Other intangibles	21,300
Other assets	5,525
Assets related to separate accounts	9,583,217
Total assets	21,915,628
LIABILITIES
Future policy benefits and claims	$11,004,132
Annuity account balances	220,064
Other policyholders’ funds	220,117
Other liabilities	75,456
Liabilities related to separate accounts	9,583,217
Total liabilities	21,102,986
NET ASSETS ACQUIRED	$812,642

Assets related to separate accounts and liabilities related to separate accounts represent amounts receivable and payable for variable annuity and variable universal life products reinsured on a modified co-insurance basis.

The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Individual Life Business were completed as of January 1, 2018. The unaudited pro forma condensed results of operations are presented solely for informational purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

Unaudited
For The Three Months Ended March 31, 2019
(Dollars In Thousands)
Revenue	$1,621,351
Net income	$148,407

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
Summarized financial information for the Closed Block as of March 31, 2020 and December 31, 2019 is as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,593,437	$5,836,815
Policyholder dividend obligation	73,930	278,505
Other liabilities	17,732	11,247
Total closed block liabilities	5,685,099	6,126,567
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,453,685	$4,682,731
Mortgage loans on real estate	70,789	72,829
Policy loans	632,318	640,134
Cash and other invested assets	57,031	44,877
Other assets	100,885	107,177
Total closed block assets	5,314,708	5,547,748
Excess of reported closed block liabilities over closed block assets	370,391	578,819
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - investments/derivatives net of policyholder dividend obligation: $— and $167,285; and net of income tax: $— and $(35,130)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$370,391	$578,819
Reconciliation of the policyholder dividend obligation is as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$278,505	$—
Applicable to net revenue (losses)	(6,496)	(10,655)
Change in net unrealized gains (losses) - investments/derivatives allocated to the policyholder dividend obligation	(198,079)	22,458
Policyholder dividend obligation, ending balance	$73,930	$11,803

Closed Block revenues and expenses were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and other income	$35,336	$37,444
Net investment income	51,015	51,128
Net gains (losses) - investments/derivatives	75	(454)
Total revenues	86,426	88,118
Benefits and other deductions
Benefits and settlement expenses	77,593	78,666
Other operating expenses	323	359
Total benefits and other deductions	77,916	79,025
Net revenues before income taxes	8,510	9,093
Income tax expense	1,768	1,910
Net revenues	$6,742	$7,183

5. INVESTMENT OPERATIONS
Realized gains (losses) - investments includes realized gains and losses from the sale of investments, changes in fair value of equity securities, net credit losses, certain derivative and embedded derivative gains and losses, gains and losses on reinsurance-related embedded derivatives and trading securities. Realized gains and losses on investments are calculated on the basis of specific identification on the trade date.
Net realized gains (losses) - investments/derivatives are summarized as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Fixed maturities	$39,170	$5,137
Equity securities	(43,013)	30,635
Modco trading portfolio	(124,200)	94,902
Net credit losses recognized in operations (1)	(51,793)	—
Net impairment losses recognized in operations (2)	—	(3,142)
Mortgage loans	(95,396)	(1,068)
Other investments	(1,019)	(78)
Realized gains (losses) - investments	(276,251)	126,386
Realized gains (losses) - derivatives(3)	238,140	(73,308)
Realized gains (losses) - investments/derivatives	$(38,111)	$53,078

(1) Represents credit losses recognized under FASB ASC 326-20
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 326-20
(3) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Gross realized gains	$39,968	$7,870
Gross realized losses:
Credit losses(1)	$(51,793)	$—
Impairment losses(2)	$—	$(3,142)
Other realized losses	$(798)	$(2,733)

(1) Represents credit losses recognized under FASB ASC 326-20
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 326-20
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$504,337	$648,891
Gains realized	$39,968	$7,870

Securities in an unrealized loss position(1):
Fair value proceeds	$15	$171,302
Losses realized	$(798)	$(2,733)

(1) The Company made the decision to exit these holdings in conjunction with its overall asset/liability management process.
The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Gains (losses) recognized during the period on equity securities still held	$(43,131)	$30,575
Net gains recognized on equity securities sold during the period	118	60
Net gains (losses) recognized during the period on equity securities	$(43,013)	$30,635

The amortized cost and fair value of the Company’s investments classified as available-for-sale are as follows:

As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$6,979,230	$63,970	$(112,660)	$6,930,540
Commercial mortgage-backed securities	2,527,869	45,074	(66,893)	2,506,050
Other asset-backed securities	1,726,799	31,403	(103,164)	1,655,038
U.S. government-related securities	1,000,140	30,154	(38)	1,030,256
Other government-related securities	565,785	29,038	(15,422)	579,401
States, municipals, and political subdivisions	4,301,818	271,882	(10,081)	4,563,619
Corporate securities	44,352,067	1,681,608	(1,905,740)	44,127,935
Redeemable preferred stocks	87,124	8	(7,234)	79,898
	61,540,832	2,153,137	(2,221,232)	61,472,737
Short-term investments	929,966	—	—	929,966
	$62,470,798	$2,153,137	$(2,221,232)	$62,402,703

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$5,812,170	$125,493	$(6,322)	$5,931,341
Commercial mortgage-backed securities	2,588,575	54,385	(3,292)	2,639,668
Other asset-backed securities	1,764,120	32,041	(14,926)	1,781,235
U.S. government-related securities	1,032,048	5,664	(5,316)	1,032,396
Other government-related securities	548,136	51,024	(1,991)	597,169
States, municipals, and political subdivisions	4,415,008	225,072	(1,230)	4,638,850
Corporate securities	44,493,799	2,603,636	(288,334)	46,809,101
Redeemable preferred stocks	87,237	6,677	(4,249)	89,665
	60,741,093	3,103,992	(325,660)	63,519,425
Short-term investments	1,229,651	—	—	1,229,651
	$61,970,744	$3,103,992	$(325,660)	$64,749,076

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	March 31, 2020	December 31, 2019
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$197,722	$209,521
Commercial mortgage-backed securities	181,870	201,284
Other asset-backed securities	134,311	143,361
U.S. government-related securities	45,072	47,067
Other government-related securities	27,596	28,775
States, municipals, and political subdivisions	284,213	293,791
Corporate securities	1,552,707	1,590,936
Redeemable preferred stocks	10,015	12,832
	2,433,506	2,527,567
Equity securities	6,661	6,656
Short-term investments	91,371	91,213
	$2,531,538	$2,625,436

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2020, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$1,951,249	$1,934,451	$—	$—
Due after one year through five years	10,508,087	10,428,838	—	—
Due after five years through ten years	13,474,203	13,461,001	—	—
Due after ten years	35,607,293	35,648,447	2,775,710	2,930,737
	$61,540,832	$61,472,737	$2,775,710	$2,930,737
The following chart is a rollforward of available-for-sale allowance for credit losses on fixed maturities held by the Company:

For The Three Months Ended March 31,
2020
(Dollars In Thousands)
Beginning balance in the allowance for credit losses	$—
Additions for current-period expected credit losses	51,793
Reductions for write-offs charged against the allowance for credit losses	—
Recoveries of amounts previously written off	—
Ending balance	$51,793
The allowance for credit losses includes $51.1 million of corporate securities and $0.7 million of other asset-backed securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$4,116,106	$(111,887)	$21,709	$(773)	$4,137,815	$(112,660)
Commercial mortgage-backed securities	1,529,401	(65,325)	31,072	(1,568)	1,560,473	(66,893)
Other asset-backed securities	796,757	(59,430)	248,785	(43,734)	1,045,542	(103,164)
U.S. government-related securities	93	(2)	1,615	(36)	1,708	(38)
Other government-related securities	127,614	(13,108)	5,232	(2,314)	132,846	(15,422)
States, municipals, and political subdivisions	350,617	(10,003)	5,980	(78)	356,597	(10,081)
Corporate securities	18,116,030	(1,455,603)	1,253,783	(450,137)	19,369,813	(1,905,740)
Redeemable preferred stocks	58,610	(2,576)	16,280	(4,658)	74,890	(7,234)
	$25,095,228	$(1,717,934)	$1,584,456	$(503,298)	$26,679,684	$(2,221,232)
Residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $0.8 million and $1.6 million, respectively, as of March 31, 2020. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $43.7 million as of March 31, 2020. Of those losses, $0.7 million were considered credit related. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $2.3 million as of March 31, 2020. These declines were related to changes in interest rates.
The states, municipals, and political subdivisions category had gross unrealized losses greater than twelve months of $0.1 million as of March 31, 2020. The aggregate decline in fair value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.
The corporate securities category had gross unrealized losses greater than twelve months of $450.1 million as of March 31, 2020. Of these losses, $51.1 million were considered credit related. The decline in fair value as of March 31, 2020, reflect deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices. Multiple sectors were affected with the largest impacts in the oil & gas, real estate, and consumer and retail industries. Fair values were also negatively affected by disruptions in capital markets activity during the quarter due to COVID-19. The aggregate decline in fair value of the remaining securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of March 31, 2020, the Company had a total of 2,450 positions that were in an unrealized loss position, including 16 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$851,333	$(4,231)	$220,843	$(2,091)	$1,072,176	$(6,322)
Commercial mortgage-backed securities	371,945	(1,721)	115,566	(1,571)	487,511	(3,292)
Other asset-backed securities	482,547	(6,516)	214,058	(8,410)	696,605	(14,926)
U.S. government-related securities	383,451	(3,373)	353,517	(1,943)	736,968	(5,316)
Other government-related securities	22,962	(669)	6,230	(1,322)	29,192	(1,991)
States, municipals, and political subdivisions	56,470	(1,001)	12,907	(229)	69,377	(1,230)
Corporate securities	3,176,489	(68,289)	2,886,648	(220,045)	6,063,137	(288,334)
Redeemable preferred stocks	—	—	16,689	(4,249)	16,689	(4,249)
	$5,345,197	$(85,800)	$3,826,458	$(239,860)	$9,171,655	$(325,660)
As of March 31, 2020, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.5 billion and had an amortized cost of $2.0 billion. In addition, included in the Company’s trading portfolio, the Company held $113.7 million of securities which were rated below investment grade. Approximately $196.2 million of below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Fixed maturities	$(2,246,307)	$1,551,674

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2020 and December 31, 2019, are as follows:

As of March 31, 2020	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$804,710	$54,013	$—	$858,723
Steel City, LLC	1,971,000	101,014	—	2,072,014
	$2,775,710	$155,027	$—	$2,930,737

As of December 31, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$795,881	$81,022	$—	$876,903
Steel City, LLC	2,028,000	120,887	—	2,148,887
	$2,823,881	$201,909	$—	$3,025,790
During the three months ended March 31, 2020 and 2019, the Company recorded no credit losses on held-to-maturity securities.
The Company’s held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities (“VIEs”). The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$6,930,540	$—	$6,930,540
Commercial mortgage-backed securities	4	—	2,495,267	10,783	2,506,050
Other asset-backed securities	4	—	1,218,709	436,329	1,655,038
U.S. government-related securities	4	681,397	348,859	—	1,030,256
State, municipals, and political subdivisions	4	—	4,563,619	—	4,563,619
Other government-related securities	4	—	579,401	—	579,401
Corporate securities	4	—	42,848,166	1,279,769	44,127,935
Redeemable preferred stocks	4	63,618	16,280	—	79,898
Total fixed maturity securities - available-for-sale		745,015	59,000,841	1,726,881	61,472,737
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	197,722	—	197,722
Commercial mortgage-backed securities	3	—	181,870	—	181,870
Other asset-backed securities	3	—	69,283	65,028	134,311
U.S. government-related securities	3	33,332	11,740	—	45,072
State, municipals, and political subdivisions	3	—	284,213	—	284,213
Other government-related securities	3	—	27,596	—	27,596
Corporate securities	3	—	1,539,695	13,012	1,552,707
Redeemable preferred stocks	3	10,015	—	—	10,015
Total fixed maturity securities - trading		43,347	2,312,119	78,040	2,433,506
Total fixed maturity securities		788,362	61,312,960	1,804,921	63,906,243
Equity securities	3	405,221	—	72,968	478,189
Other long-term investments(1)	3 & 4	199,060	620,598	162,081	981,739
Short-term investments	3	953,732	67,605	—	1,021,337
Total investments		2,346,375	62,001,163	2,039,970	66,387,508
Cash	3	381,447	—	—	381,447
Assets related to separate accounts
Variable annuity	3	10,493,017	—	—	10,493,017
Variable universal life	3	915,750	—	—	915,750
Total assets measured at fair value on a recurring basis		$14,136,589	$62,001,163	$2,039,970	$78,177,722
Liabilities:
Annuity account balances(2)	3	$—	$—	$68,395	$68,395
Other liabilities(1)	3 & 4	57,404	375,924	1,262,274	1,695,602
Total liabilities measured at fair value on a recurring basis		$57,404	$375,924	$1,330,669	$1,763,997

(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
(3) Fair Value through Net Income
(4) Fair Value through Other Comprehensive Income (Loss)

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$5,931,341	$—	$5,931,341
Commercial mortgage-backed securities	4	—	2,629,639	10,029	2,639,668
Other asset-backed securities	4	—	1,360,016	421,219	1,781,235
U.S. government-related securities	4	662,581	369,815	—	1,032,396
State, municipals, and political subdivisions	4	—	4,638,850	—	4,638,850
Other government-related securities	4	—	597,169	—	597,169
Corporate securities	4	—	45,435,387	1,373,714	46,809,101
Redeemable preferred stocks	4	69,976	16,689	—	86,665
Total fixed maturity securities - available-for-sale		732,557	60,978,906	1,804,962	63,516,425
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209,521	—	209,521
Commercial mortgage-backed securities	3	—	201,284	—	201,284
Other asset-backed securities	3	—	77,954	65,407	143,361
U.S. government-related securities	3	24,810	22,257	—	47,067
State, municipals, and political subdivisions	3	—	293,791	—	293,791
Other government-related securities	3	—	28,775	—	28,775
Corporate securities	3	—	1,579,565	11,371	1,590,936
Redeemable preferred stocks	3	12,832	—	—	12,832
Total fixed maturity securities - trading		37,642	2,413,147	76,778	2,527,567
Total fixed maturity securities		770,199	63,392,053	1,881,740	66,043,992
Equity securities	3	480,750	—	72,970	553,720
Other long-term investments(1)	3 & 4	52,225	733,425	209,843	995,493
Short-term investments	3	1,255,384	65,480	—	1,320,864
Total investments		2,558,558	64,190,958	2,164,553	68,914,069
Cash	3	171,752	—	—	171,752
Assets related to separate accounts
Variable annuity	3	12,730,090	—	—	12,730,090
Variable universal life	3	1,135,666	—	—	1,135,666
Total assets measured at fair value on a recurring basis		$16,596,066	$64,190,958	$2,164,553	$82,951,577
Liabilities:
Annuity account balances(2)	3	$—	$—	$69,728	$69,728
Other liabilities(1)	3 & 4	19,561	509,645	1,017,972	1,547,178
Total liabilities measured at fair value on a recurring basis		$19,561	$509,645	$1,087,700	$1,616,906

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 92.4% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2020.

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
Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2020, the Company held $11.1 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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
As of March 31, 2020, the Company held $512.1 million of Level 3 ABS, which included $447.1 million of other asset-backed securities classified as available-for-sale and $65.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of March 31, 2020, the Company classified approximately $50.2 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of March 31, 2020, the Company classified approximately $1.3 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of March 31, 2020, the Company held approximately $73.0 million of equity securities classified as Level 3. Of this total, $73.0 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2020, 86.2% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
Embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company’s consolidated condensed balance sheet. The changes in fair value of embedded derivatives are recorded as realized gains (losses) - investments/derivatives. Refer to Note 7, Derivative Financial Instruments for more information.

The fair value of the guaranteed living withdrawal benefits (“GLWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table, with attained age factors varying from 87.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). For expected lapse and utilization, assumptions are used and updated for actual experience, as necessary, using an internal predictive model developed by the Company. As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
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

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 37.0% - 156.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. Funds withheld arrangements related to such agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in realized gains (losses) - investments/derivatives. The fair value of embedded derivatives related to funds withheld under modified coinsurance agreements are a function of the unrealized gains or losses on the underlying assets and are calculated in a manner consistent with the terms of the agreements. The investments supporting certain of these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in realized gains (losses) - investments/derivatives. The fair value of embedded derivatives is estimated based on market standard valuation methodology and is considered a Level 3 valuation.
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of March 31, 2020 was $109.4 million and is included in other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned subsidiary of the Company, if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $55.7 million as of March 31, 2020. Golden Gate II recognized $2.4 million in gains related to payments made under this agreement for the three months ended March 31, 2020. As of March 31, 2020, certain interest support agreement obligations to Golden Gate II of approximately $5.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of March 31, 2020 was $52.2 million. Golden Gate II recognized $1.6 million in gains related to payments made under this agreement for the three months ended March 31, 2020.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, in the event of other-than-temporary impairments on investments, measured in accordance with Statutory Accounting Principles, that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of March 31, 2020, was $1.4 million. As of March 31, 2020, no payments have been made under these agreements.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC, where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of March 31, 2020, was a liability of $228.0 million.
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

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,783	Discounted cash flow	Spread over treasury	3.04%
Other asset-backed securities	436,329	Liquidation	Liquidation value	$95.50 - $97.00 ($96.33)
		Discounted cash flow	Liquidity premium	0.29% - 2.31% (1.45%)
			Paydown rate	8.87% - 12.75% (11.44%)
Corporate securities	1,279,769	Discounted cash flow	Spread over treasury	0.00% - 6.60% (1.50%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	596,619	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.56% - 1.21%
Embedded derivative - FIA	307,013	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70, 100% of the RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non WB policies ages 70-81.
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.56% - 1.21%
Embedded derivative - IUL	164,079	Actuarial cash flow model	Mortality	37% - 156% of 2015
				VBT Primary Tables
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10%, depending on
				duration/distribution channel
				and smoking class
			Nonperformance risk	0.56% - 1.21%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value. Unobservable inputs were weighted by the relative fair value of instruments, except for other asset-backed securities which were weighted by the relative par amounts.
The Company has considered all reasonably available quantitative inputs as of March 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $98.7 million of financial instruments being classified as Level 3 as of March 31, 2020, of which $85.7 million are other asset-backed securities and $13.0 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2020, the Company held $73.2 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,029	Discounted cash flow	Spread over treasury	2.5%
Other asset-backed securities	421,219	Liquidation	Liquidation value	$95.39 - $99.99 ($97.95)
		Discounted cash flow	Liquidity premium	0.34% - 2.28% (1.44%)
			Paydown Rate	8.99% - 12.45% (11.28%)
Corporate securities	1,373,714	Discounted cash flow	Spread over treasury	0.00% - 4.03% (1.60%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$186,038	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.12% - 0.82%
Embedded derivative - FIA	336,826	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for nonWB policies age 70-81
			Mortality	87% to 100% or Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.82%
Embedded derivative - IUL	151,765	Actuarial cash flow model	Mortality	37% - 156% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.82%

(1) Excludes modified coinsurance arrangements.
(2) The fair value for the GLWB embedded derivative is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value.
The Company had considered all reasonably available quantitative inputs as of December 31, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $76.8 million of financial instruments being classified as Level 3 as of December 31, 2019, of which $65.4 million are other asset backed securities and $11.4 million are corporate securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2019, the Company held $73.0 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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
The fair value of the FIA and IUL embedded derivatives are predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA and IUL embedded derivatives are sensitive to non-performance risk, which is unobservable. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and nonperformance risk. The value of the liability increases with increases in equity returns and the value of the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	10,029	—	780	—	—	—	(20)	—	—	—	(6)	10,783	—
Other asset-backed securities	421,219	—	—	—	(7,328)	—	(8)	—	—	22,187	259	436,329	—
Corporate securities	1,373,714	—	1,634	—	(75,997)	24,000	(49,817)	—	—	7,342	(1,107)	1,279,769	—
Total fixed maturity securities - available-for-sale	1,804,962	—	2,414	—	(83,325)	24,000	(49,845)	—	—	29,529	(854)	1,726,881	—
Fixed maturity securities - trading
Other asset-backed securities	65,407	1	—	(1,730)	—	1,750	(429)	—	—	—	29	65,028	(1,729)
Corporate securities	11,371	—	—	(415)	—	2,085	—	—	—	—	(29)	13,012	(416)
Total fixed maturity securities - trading	76,778	1	—	(2,145)	—	3,835	(429)	—	—	—	—	78,040	(2,145)
Total fixed maturity securities	1,881,740	1	2,414	(2,145)	(83,325)	27,835	(50,274)	—	—	29,529	(854)	1,804,921	(2,145)
Equity securities	72,970	—	—	(2)	—	—	—	—	—	—	—	72,968	424
Other long-term investments(1)	209,843	13,520	—	(57,210)	—	—	—	—	(4,072)	—	—	162,081	(47,762)
Total investments	2,164,553	13,521	2,414	(59,357)	(83,325)	27,835	(50,274)	—	(4,072)	29,529	(854)	2,039,970	(49,483)
Total assets measured at fair value on a recurring basis	$2,164,553	$13,521	$2,414	$(59,357)	$(83,325)	$27,835	$(50,274)	$—	$(4,072)	$29,529	$(854)	$2,039,970	$(49,483)
Liabilities:
Annuity account balances(2)	$69,728	$—	$—	$(535)	$—	$—	$—	$125	$1,993	$—	$—	$68,395	$—
Other liabilities(1)	1,017,972	189,042	—	(433,344)	—	—	—	—	—	—	—	1,262,274	(244,302)
Total liabilities measured at fair value on a recurring basis	$1,087,700	$189,042	$—	$(433,879)	$—	$—	$—	$125	$1,993	$—	$—	$1,330,669	$(244,302)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2020, there were $29.5 million of securities transferred into Level 3 from Level 2 and no securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	421,642	446	8,147	(20)	(331)	—	(10,008)	—	—	—	215	420,091	—
Corporate securities	638,276	—	18,585	—	(3,012)	34,000	(28,773)	—	—	(10,095)	(373)	648,608	—
Total fixed maturity securities - available-for-sale	1,059,918	446	26,732	(20)	(3,343)	34,000	(38,781)	—	—	(10,095)	(158)	1,068,699	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	3,196	—	(116)	—	15,463	(5,111)	—	—	27,064	(68)	66,484	5,330
Corporate securities	6,242	101	—	(31)	—	—	(1,036)	—	—	—	(25)	5,251	34
Total fixed maturity securities - trading	32,298	3,297	—	(147)	—	15,463	(6,147)	—	—	27,064	(93)	71,735	5,364
Total fixed maturity securities	1,092,216	3,743	26,732	(167)	(3,343)	49,463	(44,928)	—	—	16,969	(251)	1,140,434	5,364
Equity securities	63,421	1	—	(13)	—	—	—	—	—	—	—	63,409	69
Other long-term investments(1)	151,342	1,027	—	(18,675)	—	—	—	—	—	—	—	133,694	(17,648)
Total investments	1,306,979	4,771	26,732	(18,855)	(3,343)	49,463	(44,928)	—	—	16,969	(251)	1,337,537	(12,215)
Total assets measured at fair value on a recurring basis	$1,306,979	$4,771	$26,732	$(18,855)	$(3,343)	$49,463	$(44,928)	$—	$—	$16,969	$(251)	$1,337,537	$(12,215)
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(326)	$—	$—	$—	$11	$1,843	$—	$—	$74,613	$—
Other liabilities(1)	438,127	466	—	(168,994)	—	—	—	—	—	—	—	606,655	(168,528)
Total liabilities measured at fair value on a recurring basis	$514,246	$466	$—	$(169,320)	$—	$—	$—	$11	$1,843	$—	$—	$681,268	$(168,528)

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

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are reported in either realized gains (losses) - investments/derivatives within the consolidated condensed statements of income or other comprehensive income (loss) within shareowner’s equity based on the appropriate accounting treatment for the item.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2020		December 31, 2019
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate(1)	3	$9,332,867	$9,373,562	$9,379,401	$9,584,487
Policy loans	3	1,657,375	1,657,375	1,675,121	1,675,121
Fixed maturities, held-to-maturity(2)	3	2,775,710	2,930,737	2,823,881	3,025,790
Other long-term investments(3)	2	1,179,811	1,204,927	1,216,996	1,246,889
Liabilities:
Stable value product account balances	3	$5,885,738	$5,959,400	$5,443,752	$5,551,195
Future policy benefits and claims(4)	3	1,666,329	1,675,738	1,701,324	1,705,235
Other policyholders’ funds(5)	3	111,181	114,958	127,084	130,259
Debt:(6)
Non-recourse funding obligations(7)	3	$3,035,549	$3,187,116	$3,082,753	$3,298,580
Subordinated funding obligations	3	110,000	109,130	110,000	113,286

Except as noted below, fair values were estimated using quoted market prices.
(1) The carrying amount is net of allowance for credit losses.
(2) Securities purchased from unconsolidated affiliates, Red Mountain, LLC and Steel City, LLC.
(3) Other long-term investments represents a modco receivable, which is related to invested assets such as fixed income and structured securities, which are legally owned by the ceding company. The fair value is determined in a manner consistent with other similar invested assets held by the Company.

(4) Single premium immediate annuity without life contingencies.
(5) Supplementary contracts without life contingencies.
(6) Excludes capital lease obligations of $0.9 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively.
(7) As of March 31, 2020, carrying amount of $2.8 billion and a fair value of $2.9 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2019, carrying amount of $2.8 billion and a fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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
Other long-term investments
In addition to free standing and embedded derivative financial instruments discussed above, other long-term investments includes approximately $1.2 billion of amounts receivable under certain modified coinsurance agreements as of March 31, 2020 and December 31, 2019. These amounts represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld.
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
•Funds Withheld Agreements
•Total Return Swaps
•Foreign Currency Options
Other Derivatives
The Company and certain of its subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC.
The Company has a funds withheld account that consists of various derivative instruments held by us that is used to hedge the GLWB and guaranteed minimum death benefit (“GMDB”) riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek. The funds withheld account is accounted for as a derivative financial instrument.
Accounting for Derivative Instruments
GAAP requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative financial instruments in the consolidated condensed balance sheet in other long-term investments and other liabilities. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.
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
For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income (loss) and reclassified into operations in the same period during which the hedged item impacts operations. Any remaining gain or loss, the ineffective portion, is recognized in current operations. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain attributable to the hedged risk of the hedged item is recognized in current operations. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through operations in the period of change. Changes in the fair value of these derivatives are recognized in realized gains (losses) - investments/derivatives in the consolidated condensed statements of income.
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

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in realized gains (losses) - investments/derivatives in the consolidated condensed statements of income.
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
•The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in realized gains (losses) - investments/derivatives in the consolidated condensed statements of income. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$858	$(6,022)
Equity futures	30,652	29,738
Currency futures	12,162	2,244
Equity options	280,479	(71,695)
Interest rate swaps	409,515	74,861
Total return swaps	139,767	(40,027)
Embedded derivative - GLWB	(410,580)	(33,387)
Funds withheld derivative	(261,414)	61,777
Total derivatives related to VA contracts	201,439	17,489
Derivatives related to FIA contracts:
Embedded derivative	38,887	(38,814)
Equity futures	(8,152)	(429)
Equity options	(60,385)	—
Other derivatives	200	42,050
Total derivatives related to FIA contracts	(29,450)	2,807
Derivatives related to IUL contracts:
Embedded derivative	38	(13,370)
Equity futures	(2,439)	171
Equity options	(14,449)	6,180
Total derivatives related to IUL contracts	(16,850)	(7,019)
Embedded derivative - Modco reinsurance treaties	75,729	(84,998)
Derivatives with PLC(1)	(1,948)	(1,653)
Other derivatives	9,220	66
Total realized gains (losses) - derivatives	$238,140	$(73,308)

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized gains (losses) - investments/derivatives
	(Dollars In Thousands)
For The Three Months Ended March 31, 2020
Foreign currency swaps	$(5,494)	$(395)	$—
Interest rate swaps	(375)	(809)	—
Total	$(5,869)	$(1,204)	$—

For The Three Months Ended March 31, 2019
Foreign currency swaps	$(1,893)	$(207)	$—
Interest rate swaps	(595)	(71)	—
Total	$(2,488)	$(278)	$—
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $2.8 million out of accumulated other comprehensive income (loss) into realized gains (losses) - investments/derivatives in the consolidated condensed statements of income during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,328,000	$219,853	$2,228,000	$98,655
Total return swaps	100,646	21,928	269,772	941
Derivatives with PLC(1)	2,858,603	109,359	2,830,889	115,379
Embedded derivative - Modco reinsurance treaties	304,016	4,961	1,280,189	31,926
Embedded derivative - GLWB	538,604	45,314	1,147,436	62,538
Embedded derivative - FIA	31,832	2,447	—	—
Interest rate futures	194,506	19,603	896,073	7,557
Equity futures	556,921	40,229	159,901	2,109
Currency futures	318,629	5,238	72,593	131
Equity options	7,241,869	512,807	6,685,670	676,257
	$14,473,626	$981,739	$15,570,523	$995,493
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	34,672	117,178	11,373
Derivatives not designated as hedging instruments:
Interest rate swaps	150,000	—	50,000	—
Total return swaps	491,104	59,275	579,675	3,229
Embedded derivative - Modco reinsurance treaties	3,253,457	126,240	2,263,685	231,516
Funds withheld derivative	1,831,520	228,017	1,845,649	70,583
Embedded derivative - GLWB	3,425,839	641,933	2,892,926	248,577
Embedded derivative - FIA	3,048,651	306,541	2,892,803	332,869
Embedded derivative - IUL	315,629	164,079	301,598	151,765
Interest rate futures	958,865	45,326	669,223	10,375
Equity futures	65,533	11,421	174,743	2,376
Currency futures	—	—	192,306	1,836
Equity options	5,156,443	54,617	4,827,714	429,434
Other	226,987	23,481	199,387	53,245
	$19,391,206	$1,695,602	$17,356,887	$1,547,178

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of March 31, 2020 and December 31, 2019, the fair value of non-cash collateral received was $51.9 million and $21.3 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$819,658	$—	$819,658	$152,610	$355,888	$311,160
Total derivatives, subject to a master netting arrangement or similar arrangement	819,658	—	819,658	152,610	355,888	311,160
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	4,961	—	4,961	—	—	4,961
Embedded derivative - GLWB	45,314	—	45,314	—	—	45,314
Derivatives with PLC	109,359	—	109,359	—	—	109,359
Other	2,447	—	2,447	—	—	2,447
Total derivatives, not subject to a master netting arrangement or similar arrangement	162,081	—	162,081	—	—	162,081
Total derivatives	981,739	—	981,739	152,610	355,888	473,241
Total Assets	$981,739	$—	$981,739	$152,610	$355,888	$473,241

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$205,311	$—	$205,311	$152,610	$52,701	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	205,311	—	205,311	152,610	52,701	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	126,240	—	126,240	—	—	126,240
Funds withheld derivative	228,017	—	228,017	—	—	228,017
Embedded derivative - GLWB	641,933	—	641,933	—	—	641,933
Embedded derivative - FIA	306,541	—	306,541	—	—	306,541
Embedded derivative - IUL	164,079	—	164,079	—	—	164,079
Other	23,481	—	23,481	—	—	23,481
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,490,291	—	1,490,291	—	—	1,490,291
Total derivatives	1,695,602	—	1,695,602	152,610	52,701	1,490,291
Repurchase agreements(1)	—	—	—	—	—	—
Total Liabilities	$1,695,602	$—	$1,695,602	$152,610	$52,701	$1,490,291

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2019.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$785,650	$—	$785,650	$452,562	$215,587	$117,501
Total derivatives, subject to a master netting arrangement or similar arrangement	785,650	—	785,650	452,562	215,587	117,501
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	31,926	—	31,926	—	—	31,926
Embedded derivative - GLWB	62,538	—	62,538	—	—	62,538
Derivatives with PLC	115,379	—	115,379	—	—	115,379
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	209,843	—	209,843	—	—	209,843
Total derivatives	995,493	—	995,493	452,562	215,587	327,344
Total Assets	$995,493	$—	$995,493	$452,562	$215,587	$327,344

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Statement of Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$458,623	$—	$458,623	$452,562	$4,791	$1,270
Total derivatives, subject to a master netting arrangement or similar arrangement	458,623	—	458,623	452,562	4,791	1,270
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	231,516	—	231,516	—	—	231,516
Funds withheld derivative	70,583	—	70,583	—	—	70,583
Embedded derivative - GLWB	248,577	—	248,577	—	—	248,577
Embedded derivative - FIA	332,869	—	332,869	—	—	332,869
Embedded derivative - IUL	151,765	—	151,765	—	—	151,765
Other	53,245	—	53,245	—	—	53,245
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,088,555	—	1,088,555	—	—	1,088,555
Total derivatives	1,547,178	—	1,547,178	452,562	4,791	1,089,825
Repurchase agreements(1)	270,000	—	270,000	—	—	270,000
Total Liabilities	$1,817,178	$—	$1,817,178	$452,562	$4,791	$1,359,825

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9. MORTGAGE LOANS
Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2020, the Company’s mortgage loan holdings were approximately $9.3 billion, net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of the allowance for credit losses. See Note 2, Summary of Significant Accounting Policies, for a detailed discussion of the Company’s policies with respect to the measurement of the allowance for credit losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2020, assuming the loans are called at their next call dates, approximately $114.3 million of principal would become due for the remainder of 2020, $647.7 million in 2021 through 2025 and $57.6 million in 2026 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2020 and December 31, 2019, approximately $694.9 million and $717.0 million, respectively, of the Company’s total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2020 and 2019, the Company recognized $16.0 million and $2.2 million, respectively, of participating mortgage loan income.
As of March 31, 2020, the Company had no invested assets that consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. Non performing loans include loans that are greater than 90 days delinquent, or otherwise deemed uncollectible. During the three months ended March 31, 2020, the Company recognized no troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three months ended March 31, 2020, the Company did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. It is the Company’s policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the three months ended March 31, 2020.
As of March 31, 2020, the amortized cost basis of the Company's mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of March 31, 2020
Commercial mortgage loans:
Performing	$307,054	$2,493,801	$1,579,679	$1,351,404	$942,827	$2,658,102	$9,332,867
Non-performing	—	—	—	—	—	—	—
Total commercial mortgage loans	$307,054	$2,493,801	$1,579,679	$1,351,404	$942,827	$2,658,102	$9,332,867
The Company also monitors indicators such as loan-to-value ratio (“LTV”), payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. As of March 31, 2020, by amortized cost basis and excluding the allowance for credit losses, approximately 2% of the Company's commercial mortgage loans had LTV of greater than 75%, 65% had LTV of between 50% and 75%, and 33% had LTV of less than 50%.

As of January 1, 2020, the Company adopted ASU No. 2016-13, which resulted in the recognition of an allowance for credit losses (“ACL”) based on the Company's best estimate of future credit losses on its commercial mortgage loans and unfunded loan commitments. As of January 1, the Company established an additional reserve of $90.8 million upon adoption. The ACL increased by $95.4 million in the first quarter primarily as a result of deterioration in the macroeconomic forecasts, as a result of COVID-19, used in the measurement of the ACL since the initial allowance was established.

As of
March 31, 2020
(Dollars In Thousands)
Allowance for Funded Mortgage Loan Credit Losses
Beginning balance	$4,884
Cumulative effect adjustment	80,239
Charge offs	—
Recoveries	—
Provision	86,093
Ending balance	$171,216

Allowance for Unfunded Mortgage Commitments Credit Losses
Beginning balance	$—
Cumulative effect adjustment	10,610
Charge offs	—
Recoveries	—
Provision	9,304
Ending balance	$19,914

An analysis of the delinquent loans is shown in the following chart:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of March 31, 2020	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$7,927	$—	$—	$7,927
Number of delinquent commercial mortgage loans	2	—	—	2

As of December 31, 2019
Commercial mortgage loans	$6,455	$—	$710	$7,165
Number of delinquent commercial mortgage loans	2	—	3	5

The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the three months ended March 31, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
An analysis of loans in a nonaccrual status is shown in the following chart:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of March 31, 2020
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$1,497	$2,554	$1,161	$1,497	$22	$29
As of December 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$710	$702	$—	$237	$20	$28
With an allowance recorded	$16,209	$16,102	$4,884	$3,242	$841	$838
Mortgage loans that were modified in a troubled debt restructuring as of December 31, 2019 are shown below. The Company did not have any mortgage loans that were modified in a troubled debt restructuring as of March 31, 2020.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of December 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,771	$3,771

10. DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion under the Credit Facility. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2020. PLC had a $200.0 million outstanding balance as of March 31, 2020. PLC did not have an outstanding balance as of December 31, 2019.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of March 31, 2020, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,971,000	$1,971,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	275,267	2052	4.87%
Golden Gate V Vermont Captive Insurance Company(2)(3)	730,000	787,029	2037	5.12%
MONY Life Insurance Company(3)	1,885	2,253	2024	6.19%
Total	$3,032,834	$3,035,549

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company. Changes in Golden Gate and Golden Gate V are non-cash items.

(3) Fixed rate obligations.
Non-recourse funding obligations outstanding as of December 31, 2019, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$2,028,000	$2,028,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	274,955	2052	5.06%
Golden Gate V Vermont Captive Insurance Company(2)(3)	720,000	777,527	2037	5.12%
MONY Life Insurance Company(3)	1,885	2,271	2024	6.19%
Total	$3,079,834	$3,082,753

(1) Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2) Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company. Changes in Golden Gate and Golden Gate V are non-cash items.

(3) Fixed rate obligations.

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2020, the Company did not have any outstanding repurchase agreements. During the three months ended March 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $440.0 million. The average daily balance was $65.7 million (at an average borrowing rate of 163 basis points) during the three months ended March 31, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million, and the repurchase obligation of $270.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of March 31, 2020, securities with a fair value of $66.1 million were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of March 31, 2020, the fair value of the collateral related to this program was $67.6 million and the Company has an obligation to return $67.6 million of collateral to the securities borrowers.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of March 31, 2020 and December 31, 2019:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2020
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$—	$—	$—	$—	$—
Total repurchase agreements and repurchase-to-maturity transactions	—	—	—	—	—
Securities lending transactions
Corporate securities	50,544	—	—	—	50,544
Equity securities	14,798	—	—	—	14,798
Other government related securities	747	—	—	—	747
Total securities lending transactions	66,089	—	—	—	66,089
Total securities	$66,089	$—	$—	$—	$66,089

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2019
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$282,198	$—	$—	$—	$282,198
Total repurchase agreements and repurchase-to-maturity transactions	282,198	—	—	—	282,198
Securities lending transactions
Fixed maturity securities	55,720	—	—	—	55,720
Equity securities	7,120	—	—	—	7,120
Total securities lending transactions	62,840	—	—	—	62,840
Total securities	$345,038	$—	$—	$—	$345,038

11. COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 16 cities (excluding the home office building), as well as various office equipment. Most leases have terms ranging from two years to twenty-five years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at the Company’s discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable.

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

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances. The plan of rehabilitation was scheduled to be provided by March 30, 2020 but given the impact of COVID-19, Scottish Re has requested more time and to date, the plan of rehabilitation has not been filed.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of March 31, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2020 and December 31, 2019.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,833,888	(9,781)	2,824,107
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,574)	—	(3,574)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(10,474)	1,799	(8,675)
Balance, December 31, 2019	$1,415,631	$(7,989)	$1,407,642
Other comprehensive income (loss) before reclassifications	(1,473,362)	(4,636)	(1,477,998)
Other comprehensive income (loss) on investments for which a credit loss has been recognized in earnings	(6,529)	—	(6,529)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	9,972	951	10,923
Balance, March 31, 2020	$(54,288)	$(11,674)	$(65,962)

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of March 31, 2020 and December 31, 2019, net unrealized losses reported in AOCI were offset by $(37.6) million and $(776.9) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2020 and 2019.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended March 31,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2020	2019
		(Dollars In Thousands)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(1,204)	$(278)
	Tax (expense) benefit	253	58
		$(951)	$(220)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$39,170	$5,137
	Net credit losses recognized in operations	(51,793)	—
	Net impairment losses recognized in operations	—	(3,142)
	Tax (expense) benefit	2,651	(419)
		$(9,972)	$1,576

(1) See Note 7, Derivative Financial Instruments for additional information

13. INCOME TAXES
The Company used its respective estimates for its annual 2020 and 2019 incomes in computing its effective income tax rates for the three months ended March 31, 2020 and 2019. The effective tax rates for the three months ended March 31, 2020 and 2019, were 19.1% and 19.6%, respectively.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was signed into legislation which includes tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act was not material to the Company's consolidated financial statements; however, if we were to have a taxable loss for the year ended December 31, 2020, we would be able to carryback those losses to prior periods. At this time, the Company does not expect the impact of the CARES Act to be material to the Company's consolidated financial statements for the year ended December 31, 2020.
In April, 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have been settled, other than interest, the settlement of interest will not materially impact the Company or its effective tax rate.
Due to IRS adjustments to the Company's pre-2017 taxable income, the Company has amended certain of its 2014 through 2016 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.
There have been no changes to the balance of unrecognized tax benefits during the quarter ended March 31, 2020. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.
14. OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

In Q1 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment, Retail Life and Annuity. These changes enable the Company to better serve the needs of its customer and to help achieve the goals of the organization.

Prior period amounts were adjusted retrospectively to reflect the change in the Company’s reportable segments.

•The Retail Life and Annuity segment primarily markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.
•The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Retail Life and Annuity segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized gains (losses) - investments/derivatives and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
There were no significant intersegment transactions during the three months ended March 31, 2020 and 2019.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Revenues
Retail Life and Annuity	$776,644	$592,754
Acquisitions	799,601	609,942
Stable Value Products	36,602	59,579
Asset Protection	72,489	73,195
Corporate and Other	(450)	29,335
Total revenues	$1,684,886	$1,364,805
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$(12,320)	47,012
Acquisitions	75,125	74,912
Stable Value Products	25,325	22,239
Asset Protection	10,627	8,849
Corporate and Other	(40,875)	(44,206)
Pre-tax adjusted operating income	57,882	108,806
Realized gains (losses) and adjustments	33,591	67,921
Income before income tax	91,473	176,727
Income tax expense	(17,508)	(34,629)
Net income	$73,965	$142,098

Pre-tax adjusted operating income	$57,882	$108,806
Adjusted operating income tax expense	(10,454)	(20,365)
After-tax adjusted operating income	47,428	88,441
Realized gains (losses) and adjustments	33,591	67,921
Income tax (expense) benefit on adjustments	(7,054)	(14,264)
Net income	$73,965	$142,098

Realized gains (losses) and adjustments:
Derivative financial instruments	$238,140	$(73,308)
Investments	(276,251)	126,386
Less: related amortization(1)	(58,426)	(4,361)
Less: VA GLWB economic cost	(13,276)	(10,482)
Total realized gains (losses) and adjustments	$33,591	$67,921

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Net investment income
Retail Life and Annuity	$252,419	$230,898
Acquisitions	416,427	324,511
Stable Value Products	62,670	57,621
Asset Protection	7,215	6,802
Corporate and Other	14,249	21,590
Total net investment income	$752,980	$641,422

Amortization of DAC and VOBA
Retail Life and Annuity	$(13,756)	14,948
Acquisitions	51,961	(1,076)
Stable Value Products	797	873
Asset Protection	14,961	15,628
Corporate and Other	—	—
Total amortization of DAC and VOBA	$53,963	$30,373

	Operating Segment Assets
	As of March 31, 2020
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$35,487,628	$52,420,826	$5,760,834
DAC and VOBA	2,606,704	978,587	4,424
Other intangibles	392,895	35,518	6,556
Goodwill	558,501	23,862	113,924
Total assets	$39,045,728	$53,458,793	$5,885,738

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$866,728	$15,801,103	$110,337,119
DAC and VOBA	171,068	—	3,760,783
Other intangibles	109,360	29,829	574,158
Goodwill	129,224	—	825,511
Total assets	$1,276,380	$15,830,932	$115,497,571

	Operating Segment Assets
	As of December 31, 2019
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$37,448,239	$54,074,450	$5,317,885
DAC and VOBA	2,416,616	924,090	5,221
Other intangibles	401,178	36,321	6,722
Goodwill	558,501	23,862	113,924
Total assets	$40,824,534	$55,058,723	$5,443,752

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$878,386	$17,830,217	$115,549,177
DAC and VOBA	173,628	—	3,519,555
Other intangibles	112,032	27,173	583,426
Goodwill	129,224	—	825,511
Total assets	$1,293,270	$17,857,390	$120,477,669

15. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to March 31, 2020, and through the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2019, included in our most recent Annual Report on Form 10-K.
For a more complete understanding of our business and current period results, please read the following MD&A in conjunction with our latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
This report reviews our financial condition and results of operations, including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Actual results could differ materially from those expressed in or implied by such forward-looking statements due to a variety of factors, including:
General
•the impact of the novel coronavirus (COVID-19) global pandemic including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus COVID-19), malicious acts, cyber attacks, terrorist acts, and climate change, which could adversely affect our operations and results;
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
For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A, Risk Factors of this report and Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments, or otherwise.
IMPORTANT INVESTOR INFORMATION
We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. We are an electronic filer and the SEC maintains an internet site at http://www.sec.gov that contains our annual, quarterly, and current reports and other information filed electronically by the Company.
We make available through PLC’s website, http://www.protective.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on PLC’s website is not part of this or any other report filed with or furnished to the SEC. We will furnish such documents to anyone who requests such copies in writing. Requests for copies should be directed to: Financial Information, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3912, Fax (205) 268-3642.
We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of PLC’s website, www.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information we post on PLC’s website. The information found on PLC’s website is not part of this or any other report filed with or furnished to the SEC.
OVERVIEW
Our Business
We are a wholly owned subsidiary of Protective Life Corporation (“PLC”). Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC became a wholly owned subsidiary of The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), when DL Investment (Delaware), Inc., a wholly owned subsidiary of Dai-ichi Life, merged with and into PLC. Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger, PLC remained an SEC registrant within the United States until January 23, 2020, when PLC suspended its reporting obligations with the SEC under the Securities Exchange Act of 1934. Subsequent to the Merger, the Company has continued to be an SEC registrant for financial reporting purposes in the United States. We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

We have several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments and make adjustments to our segment reporting as needed.

In Q1 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment, Retail Life and Annuity. These changes enable the Company to better serve the needs of its customers and to help achieve the goals of the organization.

Prior period amounts were adjusted retrospectively to reflect the change in our reportable segments.
Our operating segments are Retail Life and Annuity, Acquisitions, Stable Value Products, and Asset Protection. We have an additional reporting segment referred to as Corporate and Other.
•Retail Life and Annuity - We primarily market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
•Acquisitions - We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Retail Life and Annuity segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
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
Impact of COVID-19
In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. COVID-19 has since spread, and infections have been found around the world, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to constitute a pandemic based on the global spread of the disease, the severity of illnesses it causes, and its effects on society. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, regulatory and private sector responses, which may be precautionary, and the impact on our customers, workforce, and vendors, all of which are uncertain and cannot be predicted. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries, and it could materially adversely impact the mortality, morbidity, or other experience of the Company or its reinsurers or have a material adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The macroeconomic effects of the COVID-19 outbreak could also materially adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

The pre-tax adjusted operating (income) loss in the Retail Life and Annuity and Acquisitions segments was affected primarily by the impact of the COVID-19 pandemic on the equity markets which resulted in lower variable account values. Declining variable account values accelerated the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”), resulted in higher guaranteed benefit reserves and generated lower fee income. Lower fee income is expected to continue until variable account values increase with improvement in equity market performance. As variable account values increase, our exposure to claims related to guaranteed benefits will decline which in turn will result in lowering the required reserves associated with these guaranteed benefits.

The Asset Protection segment did not experience a material impact from the COVID-19 crisis in the first quarter of 2020. While there is significant uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2020 results, the potential impact in future periods includes: 1) lower sales based on the significant decrease in auto sales that began in late March/early April, 2) a potential reduction in vehicle service contracts and GAP claims as a result of the effect of less miles driven, and 3) a potential increase in GAP claims as a result of lower used car prices.
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

CRITICAL ACCOUNTING POLICIES
Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS
Our management and Board of Directors analyze and assess the operating performance of each segment using pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss). Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting income (loss) before income tax, by excluding the following items:
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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized gains (losses) - investments/derivatives and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on policy liabilities net of associated policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
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

Level term policies are policies in which premium rate remains the same for our established level term period (e.g. 20 years). At the end of the level term period, premium rates typically increase significantly and policyholder lapse rates are typically high. Since most of our reinsurance premiums are paid on an annual in advance basis, at each period end, we establish an accrual to adjust for the income effect of policies expected to lapse in the next period. Total estimated refunds from reinsurers for premiums was approximately $315.7 million for the three months ended March 31, 2020 and $116.6 million for the three months ended March 31, 2019. Premiums paid to and refunded by reinsurers is included in reinsurance ceded, while adjustments from the accrual for post level policy lapses is included in the benefits and settlement expenses line in the statements of income. As a result, over time there can be significant volatility in these individual line items due to the impact of business entering the post level period.
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Retail Life & Annuity	$(12,320)	$47,012
Acquisitions	75,125	74,912
Stable Value Products	25,325	22,239
Asset Protection	10,627	8,849
Corporate and Other	(40,875)	(44,206)
Pre-tax adjusted operating income	57,882	108,806
Realized gains (losses) and adjustments	33,591	67,921
Income before income tax	91,473	176,727
Income tax expense	(17,508)	(34,629)
Net income	$73,965	$142,098

Pre-tax adjusted operating income	$57,882	$108,806
Adjusted operating income tax expense	(10,454)	(20,365)
After-tax adjusted operating income	47,428	88,441
Realized gains (losses) and adjustments	33,591	67,921
Income tax expense on adjustments	(7,054)	(14,264)
Net income	$73,965	$142,098

Realized gains (losses) and adjustments:
Derivative financial instruments	$238,140	$(73,308)
Investments	(276,251)	126,386
Less: related amortization(1)	(58,426)	(4,361)
Less: VA GLWB economic cost	(13,276)	(10,482)
Total realized gains (losses) and adjustments	$33,591	$67,921

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
For The Three Months Ended March 31, 2020 as compared to The Three Months Ended March 31, 2019

Net income for the three months ended March 31, 2020 included a $50.9 million, or 46.8%, decrease in pre-tax adjusted operating income. The decrease consisted of a $59.3 million decrease in the Retail Life and Annuity segment, which was partially offset by a $3.3 million improvement in the Corporate and Other segment, a $0.2 million increase in the Acquisition segment, a $1.8 million increase in the Asset Protection segment, and a $3.1 million increase in the Stable Value Products segment.

•The Retail Life & Annuity segment pre-tax adjusted operating loss was $12.3 million for the three months ended March 31, 2020, representing a decrease of $59.3 million as compared to the three months ended March 31, 2019. This decrease was primarily due to unfavorable unlocking driven by lower equity markets, an unfavorable change in guaranteed benefit reserves, and higher claims in the universal life block, partially offset by higher investment income, favorable single premium immediate annuity product (“SPIA”) mortality, and favorable post level activity in the traditional life block. Segment results were negatively impacted by $52.9 million of unfavorable unlocking for the three months ended March 31, 2020, as compared to $12.3 million of favorable unlocking for the three months ended March 31, 2019.

•Acquisitions segment pre-tax adjusted operating income was $75.1 million for the three months ended March 31, 2020, an increase of $0.2 million as compared to the three months ended March 31, 2019. The pre-tax adjusted operating income was consistent with the prior year.

•Stable Value segment pre-tax adjusted operating income was $25.3 million, an increase of $3.1 million, or 13.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in pre-tax adjusted operating income primarily resulted from higher participating mortgage income, partially offset by higher credited interest. Participating mortgage income for the three months ended March 31, 2020, was $7.1 million as compared to $0.8 million for the three months ended March 31, 2019. The adjusted operating spread, which excludes participating income, decreased by 29 basis points for the three months ended March 31, 2020, from the prior year, due primarily to a decrease in overall yields earned on investments.

•Asset Protection segment pre-tax adjusted operating income was $10.6 million, representing an increase of $1.8 million, or 20.1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Service contract earnings increased $1.8 million primarily due to higher administrative fees and investment income. Earnings from the GAP product line increased $0.5 million primarily due to lower loss ratios. Earnings from the credit insurance product line decreased $0.5 million primarily due to lower volume and higher loss ratios.
•The Corporate and Other segment pre-tax adjusted operating loss was $40.9 million for the three months ended March 31, 2020, as compared to a pre-tax adjusted operating loss of $44.2 million for the three months ended March 31, 2019. The decreased operating loss was primarily due to a decrease in operating expenses, partially offset by a decrease in investment income due to lower invested asset balances and yields.

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$437,149	$521,535
Reinsurance ceded	15,277	(226,424)
Net premiums and policy fees	452,426	295,111
Net investment income	252,419	230,898
Realized gains (losses) - investments/derivatives	(10,417)	(10,482)
Other income	41,268	39,412
Total operating revenues	735,696	554,939
Realized gains (losses) - investments/derivatives	40,948	37,815
Total revenues	776,644	592,754
BENEFITS AND EXPENSES
Benefits and settlement expenses	630,824	427,777
Amortization of DAC/VOBA	67,813	25,822
Other operating expenses	49,379	54,328
Operating benefits and settlement expenses	748,016	507,927
Benefits and settlement expenses related to realized gains (losses)	(24,329)	3,956
Amortization of DAC/VOBA related to realized gains (losses)	(81,569)	(10,874)
Total benefits and expenses	642,118	501,009
INCOME (LOSS) BEFORE INCOME TAX	134,526	91,745
Less: realized gains (losses) - investments/derivatives	40,948	37,815
Less: related benefits and settlement expenses	24,329	(3,956)
Less: related amortization of DAC/VOBA	81,569	10,874
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(12,320)	$47,012

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Sales By Product
Traditional life(1)	$69,581	$14,145
Universal life(1)	11,832	28,097
Fixed annuity(2)	612,876	332,578
Variable annuity(2)	55,314	45,333
	$749,603	$420,153
Average Account Values
Universal life	$7,739,640	$7,794,474
Variable universal life	769,254	743,377
Fixed annuity(3)	10,464,190	9,531,961
Variable annuity	11,093,582	11,963,395
	$30,066,666	$30,033,207

Average Life Insurance In-force(4)
Traditional	$367,307,611	$357,069,540
Universal life	288,890,478	285,422,652
	$656,198,089	$642,492,192
Interest Spread - Fixed Annuities(5)
Net investment income yield	3.92%	3.78%
Interest credited to policyholders	2.45%	2.46%
Interest spread	1.47%	1.32%

	As of
	March 31, 2020	December 31, 2019
	(Dollars In Thousands)
VA GLWB Benefit Base	$9,681,345	$9,850,644
Account value subject to GLWB rider	$6,978,452	$8,403,428

(1)  Sales data for traditional life insurance, other than Single Premium Whole life insurance, is based on annualized premiums. Single Premium Whole Life insurance sales for the quarter ending March 31, 2020 are based on total single premium dollars received in the period and were $44.9 million and is not comparable to the 2019 sales reporting methodology. Single Premium Whole life insurance sales for the quarter ending March 31, 2019 were based on 10% of the single premium dollars received during the period and were $4.2 million or $41.5 million of total single premium dollars for the period. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid..

(2) Sales are measured based on the amount of purchase payments received less first year surrenders.
(3) Includes general account balances held within VA products. Fixed annuity account value is net of reinsurance ceded.
(4) Amounts are not adjusted for reinsurance ceded.
(5) Interest spread on average general account values.

For The Three Months Ended March 31, 2020, as compared to The Three Months Ended March 31, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $12.3 million for the three months ended March 31, 2020, representing a decrease of $59.3 million as compared to the three months ended March 31, 2019. This decrease was primarily due to unfavorable unlocking driven by lower equity markets, an unfavorable change in guaranteed benefit reserves, and higher claims in the universal life block, partially offset by higher investment income, favorable SPIA mortality, and favorable post level activity in the traditional life block. Segment results were negatively impacted by $52.9 million of unfavorable unlocking for the three months ended March 31, 2020, as compared to $12.3 million of favorable unlocking for the three months ended March 31, 2019.

Operating revenues
Total operating revenues for the three months ended March 31, 2020, increased $180.8 million, or 32.6%, as compared to the three months ended March 31, 2019. This increase was driven by post level activity in the traditional life block net premiums and higher investment income due to participating mortgage income.
Net premiums and policy fees
Net premiums and policy fees increased by $157.3 million, or 53.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, driven by a favorable impact due to post level activity in the traditional life block.
Net investment income
Net investment income in the segment increased $21.5 million, or 9.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, driven by participating mortgage income and higher liability balances.

Other income

Other income increased $1.9 million, or 4.7%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to higher annuity guaranteed benefit rider charges.
Benefits and settlement expenses
Benefits and settlement expenses increased by $203.0 million, or 47.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, driven by post level impacts in the traditional life block, higher claims in the universal life block, and an increase in variable annuity guaranteed benefit reserves.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $42.0 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to unfavorable unlocking in the variable universal life and variable annuity blocks. DAC and VOBA unlocking was $44.3 million unfavorable for the three months ended March 31, 2020, as compared to $10.6 million favorable for the three months ended March 31, 2019.
Other operating expenses
Other operating expenses decreased $4.9 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was driven by higher ceding allowances and lower commissions, partly offset by higher new business costs after capitalization.

Sales

Sales for the segment increased $329.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to an increase in fixed annuity sales.

Reinsurance
Currently, the Retail Life and Annuity segment reinsures significant amounts of its life insurance in-force. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition costs incurred by the direct writer of the business. A portion of reinsurance allowances received is deferred as part of DAC and a portion is recognized immediately as a reduction of other operating expenses. As the non-deferred portion of allowances reduces operating expenses in the period received, these amounts represent a net increase to adjusted operating income during that period.
Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business are recorded as ceded DAC, which is amortized over the estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances may impact DAC amortization.
Impact of reinsurance
Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$15,277	$(226,424)
Realized gains (losses) - derivatives	10,034	10,625
Total operating revenues	25,311	(215,799)
Realized gains (losses) - derivatives, net of economic cost	253,456	37,391
Total revenues	278,767	(178,408)
BENEFITS AND EXPENSES
Benefits and settlement expenses	69,111	(167,360)
Amortization of DAC/VOBA	(1,032)	(1,165)
Other operating expenses(1)	(51,307)	(43,821)
Operating benefits and expenses	16,772	(212,346)
Benefits and settlement expenses related to realized gains (losses)	(2,099)	131
Amortization of DAC/VOBA related to realized gains (losses)	4,821	1,058
Total benefits and expenses	19,494	(211,157)
NET IMPACT OF REINSURANCE	$259,273	$32,749

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. The Retail Life and Annuity segment’s reinsurance programs do not materially impact the other income line of our income statement.

For The Three Months Ended March 31, 2020, as compared to The Three Months Ended March 31, 2019

The lower ceded premium and policy fees for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was caused primarily by lower ceded traditional life premiums of $246.6 million, primarily due fluctuations in the number of policies entering their post level period.

Ceded benefits and settlement expenses were lower for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to lower ceded reserves of $243.2 million in the traditional life block, due to fluctuations in the number of policies entering their post level period.

Ceded amortization of DAC and VOBA decreased slightly for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Ceded other operating expenses increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to higher ceding allowances on the universal life block. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Ceded realized gains (losses) on derivatives were more favorable for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the net impact of ceded changes in the derivative liability and hedge gains generated due to equity market performance.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$380,784	$323,372
Reinsurance ceded	(22,888)	(60,932)
Net premiums and policy fees	357,896	262,440
Net investment income	416,427	324,511
Realized gains (losses) - investments/derivatives	(2,859)	—
Other income	50,004	3,768
Total operating revenues	821,468	590,719
Realized gains (losses) - investments/derivatives	(21,867)	19,223
Total revenues	799,601	609,942
BENEFITS AND EXPENSES
Benefits and settlement expenses	670,737	476,657
Amortization of VOBA	11,085	(1,470)
Other operating expenses	64,521	40,620
Operating benefits and expenses	746,343	515,807
Benefits and settlement expenses related to realized gains (losses)	6,596	2,163
Amortization of VOBA related to realized gains (losses)	40,876	394
Total benefits and expenses	793,815	518,364
INCOME BEFORE INCOME TAX	5,786	91,578
Less: realized gains (losses) - investments/derivatives	(21,867)	19,223
Less: related benefits and settlement expenses	(6,596)	(2,163)
Less: related amortization of VOBA	(40,876)	(394)
PRE-TAX ADJUSTED OPERATING INCOME	$75,125	$74,912

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$250,647,964	$224,558,834
Universal life	67,618,422	31,826,162
	$318,266,386	$256,384,996
Average Account Values
Universal life	$15,996,274	$7,294,347
Variable universal life	7,218,300	715,533
Fixed annuity(2)	12,573,829	11,650,096
Variable annuity	4,438,336	1,067,411
	$40,226,739	$20,727,387
Interest Spread - Fixed Annuities
Net investment income yield	4.42%	4.28%
Interest credited to policyholders	4.16%	3.55%
Interest spread(3)	0.26%	0.73%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.
 For The Three Months Ended March 31, 2020 as compared to The Three Months Ended March 31, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $75.1 million for the three months ended March 31, 2020, an increase of $0.2 million as compared to the three months ended March 31, 2019. The pre-tax adjusted operating income was consistent with the prior year.
Operating revenues
Net premiums and policy fees increased $95.5 million, or 36.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the premiums associated with the GWL&A reinsurance transactions more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $91.9 million, or 28.3%, for the three months ended March 31, 2020, primarily due to the $104.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business. Other income increased $46.2 million for the three months ended March 31, 2020, primarily due to the GWL&A reinsurance transaction, which added $32.7 million as compared to the three months ended March 31, 2019.

Total benefits and expenses

Total benefits and expenses increased $275.5 million, or 53.1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $186.9 million. This was partly offset by the expected runoff of the in-force blocks of business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(22,888)	$(60,932)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(9,956)	(59,469)
Amortization of VOBA	(200)	(124)
Other operating expenses	(7,181)	(7,552)
Total benefits and expenses	(17,337)	(67,145)

NET IMPACT OF REINSURANCE(1)	$(5,551)	$6,213

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
The lower ceded premium and policy fees for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was caused primarily by lower ceded traditional life premiums of $37.7 million, primarily due to fluctuations in the number of policies entering their post level period.
Ceded benefits and settlement expenses were lower for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to lower ceded reserves of $32.7 million in the traditional life block, due to fluctuations in the number of policies entering their post level period and lower ceded benefits of $14.0 million.
Ceded amortization of VOBA decreased slightly for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Ceded other operating expenses decreased slightly for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Net investment income	$62,670	$57,621
Other income	—	—
Total operating revenues	62,670	57,621
Realized gains (losses) - investments/derivatives	(26,068)	1,958
Total revenues	36,602	59,579
BENEFITS AND EXPENSES
Benefits and settlement expenses	35,922	33,840
Amortization of DAC	797	873
Other operating expenses	626	669
Total benefits and expenses	37,345	35,382
INCOME BEFORE INCOME TAX	(743)	24,197
Less: realized gains (losses)	(26,068)	1,958
PRE-TAX ADJUSTED OPERATING INCOME	$25,325	$22,239

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Sales(1)
GIC	$3,000	$—
GFA	500,000	650,000
	$503,000	$650,000

Average Account Values	$5,669,615	$5,453,739
Ending Account Values	$5,885,738	$5,527,816

Operating Spread
Net investment income yield	4.42%	4.22%
Interest credited	2.53	2.48
Operating expenses	0.10	0.11
Operating spread	1.79%	1.63%

Adjusted operating spread(2)	1.28%	1.57%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participating mortgage loan income.

For The Three Months Ended March 31, 2020, as compared to The Three Months Ended March 31, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $25.3 million, an increase of $3.1 million, or 13.9%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in pre-tax adjusted operating income primarily resulted from higher participation mortgage income, partially offset by higher credited interest. Participating mortgage income for the three months ended March 31, 2020, was $7.1 million as compared to $0.8 million for the three months ended March 31, 2019. The adjusted operating spread, which excludes participating income, decreased by 29 basis points for the three months ended March 31, 2020, from the prior year, due primarily to a decrease in average yields on investments.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$75,219	$75,535
Reinsurance ceded	(45,707)	(44,045)
Net premiums and policy fees	29,512	31,490
Net investment income	7,215	6,802
Other income	35,762	34,903
Total operating revenues	72,489	73,195
BENEFITS AND EXPENSES
Benefits and settlement expenses	20,904	23,599
Amortization of DAC/VOBA	14,961	15,628
Other operating expenses	25,997	25,119
Total benefits and expenses	61,862	64,346
INCOME BEFORE INCOME TAX	10,627	8,849
PRE-TAX ADJUSTED OPERATING INCOME	$10,627	$8,849
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Sales(1)
Credit insurance	$1,708	$2,280
Service contracts	94,993	86,090
GAP	18,089	16,726
	$114,790	$105,096
Loss Ratios(2)
Credit insurance	45.1%	26.2%
Service contracts	59.2	33.7
GAP	121.0	128.9

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2020, as compared to The Three Months Ended March 31, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $10.6 million, representing an increase of $1.8 million, or 20.1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Service contract earnings increased $1.8 million primarily due to higher administrative fees and investment income. Earnings from the GAP product line increased $0.5 million primarily due to lower loss ratios. Earnings from the credit insurance product line decreased $0.5 million primarily due to lower volume and higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees decreased $2.0 million, or 6.3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. GAP premiums decreased $2.4 million mainly due to decreasing sales in prior years and the related impact on earned premiums. Credit insurance premiums decreased $0.4 million as a result of lower sales. Service contract premiums increased $0.8 million due to higher sales.
Other income
Other income increased $0.9 million, or 2.5% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Other income from the service contract line increased $1.0 million due to higher sales. Other income from the GAP product line decreased $0.1 million.
Benefits and settlement expenses
Benefits and settlement expenses decreased $2.7 million, or 11.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. GAP claims decreased $3.5 million due to lower volume as a result of discontinuing the relationship with two significant distribution partners and lower loss ratios. Service contract claims increased $0.7 million mainly due to higher volume. Credit insurance claims increased $0.1 million.

Amortization of DAC and VOBA and Other operating expenses

Amortization of DAC and VOBA decreased $0.7 million and other operating expenses increased $0.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Sales

Total segment sales increased $9.7 million, or 9.2%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Service contract sales increased $8.9 million due to higher volume. GAP sales increased $1.4 million as a result of fewer cancels from two discontinued distribution partner. Credit insurance sales decreased $0.6 million due to decreasing demand for the product.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(45,707)	$(44,045)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(20,516)	(18,720)
Amortization of DAC/VOBA	(1,053)	(793)
Other operating expenses	(1,122)	(1,141)
Total benefits and expenses	(22,691)	(20,654)
NET IMPACT OF REINSURANCE(1)	$(23,016)	$(23,391)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Three Months Ended March 31, 2020, as compared to The Three Months Ended March 31, 2019
Reinsurance premiums ceded increased $1.7 million, or 3.8%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to an increase in ceded service contract and ceded GAP premiums.
Benefits and settlement expenses ceded increased $1.8 million, or 9.6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to higher ceded losses in the service contract and GAP product lines.
Amortization of DAC and VOBA ceded increased $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, mainly as the result of changes in ceded activity in the GAP product line. Other operating expenses ceded were consistent for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, the Asset Protection segment forgoes investment income on the assets backing the reserves ceded. Conversely, the assuming companies will receive investment income on the assets backing the reserves assumed which generally will increase the assuming companies’ profitability on business ceded. The net investment income impact has not been quantified as it is not reflected in the consolidated condensed financial statements.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$3,013	$3,244
Reinsurance ceded	—	(116)
Net premiums and policy fees	3,013	3,128
Net investment income	14,249	21,590
Other income	136	53
Total operating revenues	17,398	24,771
Realized gains (losses) - investments/derivatives	(17,848)	4,564
Total revenues	(450)	29,335
BENEFITS AND EXPENSES
Benefits and settlement expenses	3,508	5,162
Amortization of DAC/VOBA	—	—
Other operating expenses	54,765	63,815
Total benefits and expenses	58,273	68,977
INCOME (LOSS) BEFORE INCOME TAX	(58,723)	(39,642)
Less: realized gains (losses) - investments/derivatives	(17,848)	4,564
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(40,875)	$(44,206)
For The Three Months Ended March 31, 2020 as compared to The Three Months Ended March 31, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $40.9 million for the three months ended March 31, 2020, as compared to a pre-tax adjusted operating loss of $44.2 million for the three months ended March 31, 2019. The decreased operating loss was primarily due to a decrease in operating expenses, partially offset by a decrease in investment income due to lower invested asset balances and yields.
Operating revenues
Net investment income for the segment decreased $7.3 million or 34.0% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in invested asset balances and yields.

Total benefits and expenses

Total benefits and expenses decreased $10.7 million, or 15.5%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a decrease in corporate overhead expenses and benefit and settlement expenses related to blocks in runoff, partially offset by an increase in interest expenses

CONSOLIDATED INVESTMENTS
As of March 31, 2020, our investment portfolio was approximately $81.7 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $61.5 billion, or 92.2%, of our fixed maturities as “available-for-sale” as of March 31, 2020. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.4 billion, or 3.6%, of our fixed maturities and $91.4 million of short-term investments as of March 31, 2020. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.8 billion, or 4.2%, of our fixed maturities as “held-to-maturity” as of March 31, 2020. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	March 31, 2020		December 31, 2019
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2020 - $42,728,231; 2019 - $42,681,872)	$42,785,560	52.4%	$44,737,950	53.1%
Privately issued bonds (amortized cost: 2020 - $23,924,678; 2019 - $23,310,601)	23,806,480	29.1	24,030,426	28.5
Redeemable preferred stocks (amortized cost: 2020 - $97,139; 2019 - $100,068)	89,913	0.1	99,497	0.1
Fixed maturities	66,681,953	81.6%	68,867,873	81.7%
Equity securities (cost: 2020 - $502,063; 2019 - $534,463)	478,189	0.6	553,720	0.7
Mortgage loans	9,332,867	11.4	9,379,401	11.1
Investment real estate	10,279	—	10,321	—
Policy loans	1,657,375	2.0	1,675,121	2.0
Other long-term investments	2,561,893	3.1	2,479,520	2.9
Short-term investments	1,021,337	1.3	1,320,864	1.6
Total investments	$81,743,893	100.0%	$84,286,820	100.0%

Included in the preceding table are $2.4 billion and $2.5 billion of fixed maturities and $91.4 million and $91.2 million of short-term investments classified as trading securities as of March 31, 2020 and December 31, 2019, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of March 31, 2020, our fixed maturity investment holdings were approximately $66.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$10,070,102	15.1%	$9,371,614	13.6%
AA	7,224,578	10.8	7,587,879	11.0
A	22,492,606	33.7	22,861,846	33.2
BBB	22,467,270	33.7	24,484,792	35.6
Below investment grade	1,651,687	2.5	1,737,861	2.5
Not rated(1)	2,775,710	4.2	2,823,881	4.1
	$66,681,953	100.0%	$68,867,873	100.0%

(1) Our “not rated” securities are $2.8 billion or 4.2% of our fixed maturity investments, of held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2020		December 31, 2019
	(Dollars In Thousands)
Corporate securities	$45,680,641	68.5%	$48,400,037	70.3%
Residential mortgage-backed securities	7,128,262	10.7	6,140,862	8.9
Commercial mortgage-backed securities	2,687,920	4.0	2,840,952	4.1
Other asset-backed securities	1,789,349	2.7	1,924,596	2.8
U.S. government-related securities	1,075,328	1.6	1,079,463	1.6
Other government-related securities	606,998	0.9	625,944	0.9
States, municipals, and political subdivisions	4,847,832	7.3	4,932,641	7.2
Redeemable preferred stocks	89,913	0.1	99,497	0.1
Securities issued by affiliates	2,775,710	4.2	2,823,881	4.1
Total fixed income portfolio	$66,681,953	100.0%	$68,867,873	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of March 31, 2020	% Fair Value	As of December 31, 2019	% Fair Value
	(Dollars In Thousands)
Banking	$6,249,344	9.3%	$6,403,157	9.3%
Other finance	953,645	1.3	969,368	1.4
Electric utility	5,198,006	7.8	5,447,830	7.9
Energy	3,776,449	5.7	4,939,246	7.2
Natural gas	1,063,458	1.6	1,120,052	1.6
Insurance	4,789,589	7.2	4,969,799	7.2
Communications	2,512,666	3.8	2,654,395	3.9
Basic industrial	1,979,047	3.0	2,176,559	3.2
Consumer noncyclical	6,319,597	9.5	6,492,483	9.4
Consumer cyclical	2,473,820	3.7	2,597,772	3.8
Finance companies	213,387	0.3	228,037	0.3
Capital goods	3,269,014	4.9	3,425,996	5.0
Transportation	2,064,387	3.1	2,128,364	3.1
Other industrial	649,898	1.0	646,210	0.9
Brokerage	1,342,722	2.0	1,347,694	2.0
Technology	2,361,335	3.5	2,383,634	3.5
Real estate	517,538	0.8	531,000	0.8
Other utility	36,652	0.1	37,938	0.1
Commercial mortgage-backed securities	2,687,920	4.0	2,840,952	4.1
Other asset-backed securities	1,789,349	2.7	1,924,596	2.8
Residential mortgage-backed non-agency securities	6,019,384	9.0	5,265,776	7.6
Residential mortgage-backed agency securities	1,108,878	1.7	875,086	1.3
U.S. government-related securities	1,075,328	1.6	1,079,463	1.6
Other government-related securities	606,998	0.9	625,944	0.9
State, municipals, and political divisions	4,847,832	7.3	4,932,641	7.1
Securities issued by affiliates	2,775,710	4.2	2,823,881	4.0
Total	$66,681,953	100.0%	$68,867,873	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$282,510	11.6%	$280,067	11.1%
AA	297,681	12.2	309,165	12.2
A	787,469	32.4	834,808	33.0
BBB	952,113	39.1	979,157	38.7
Below investment grade	113,733	4.7	124,370	5.0
	$2,433,506	100.0%	$2,527,567	100.0%

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2020, were approximately $11.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,947.3	$6,042.1	$2.9	$2.9	$1,631.5	$1,635.1	$617.4	$620.1	$8,199.1	$8,300.2
AA	0.4	0.4	0.1	0.1	507.3	538.2	254.1	254.8	761.9	793.5
A	1,105.6	1,058.0	8.2	7.9	473.1	464.4	762.4	828.6	2,349.3	2,358.9
BBB	4.4	4.3	1.6	1.7	66.5	75.1	129.2	133.4	201.7	214.5
Below	27.1	29.8	30.6	31.6	9.6	10.0	26.2	28.5	93.5	99.9
	$7,084.8	$7,134.6	$43.4	$44.2	$2,688.0	$2,722.8	$1,789.3	$1,865.4	$11,605.5	$11,767.0

Rating %
AAA	83.9%	84.7%	6.7%	6.5%	60.7%	60.1%	34.5%	33.2%	70.6%	70.5%
AA	—	—	0.2	0.2	18.9	19.8	14.2	13.7	6.6	6.7
A	15.6	14.8	18.9	17.8	17.6	17.1	42.6	44.4	20.2	20.0
BBB	0.1	0.1	3.8	3.7	2.5	2.7	7.2	7.2	1.7	1.8
Below	0.4	0.4	70.4	71.8	0.3	0.3	1.5	1.5	0.9	1.0
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$2,163.3	$2,161.2	$40.5	$41.3	$2,246.3	$2,274.8	$1,102.5	$1,111.9	$5,552.6	$5,589.2
2017	784.0	804.0	2.9	2.9	249.1	250.4	417.1	464.7	1,453.1	1,522.0
2018	1,291.3	1,305.4	—	—	139.5	136.3	187.8	199.5	1,618.6	1,641.2
2019	1,639.5	1,652.1	—	—	50.7	58.4	78.9	86.7	1,769.1	1,797.2
2020	1,206.7	1,211.9	—	—	2.4	2.9	3.0	2.6	1,212.1	1,217.4
Total	$7,084.8	$7,134.6	$43.4	$44.2	$2,688.0	$2,722.8	$1,789.3	$1,865.4	$11,605.5	$11,767.0

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,182.1	$5,080.1	$3.1	$3.1	$1,680.7	$1,650.3	$649.3	$636.6	$7,515.2	$7,370.1
AA	1.5	1.5	0.1	0.1	578.1	570.0	250.0	240.5	829.7	812.1
A	869.5	851.8	9.9	9.9	503.5	490.7	854.1	860.5	2,237.0	2,212.9
BBB	3.8	3.9	1.3	1.3	78.6	78.9	140.3	138.3	224.0	222.4
Below	32.6	33.0	37.0	37.0	—	—	30.9	31.5	100.5	101.5
	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

Rating %
AAA	85.1%	85.0%	6.0%	6.0%	59.1%	59.2%	33.7%	33.4%	68.9%	68.8%
AA	—	—	0.2	0.2	20.4	20.4	13.0	12.6	7.6	7.6
A	14.3	14.3	19.2	19.2	17.7	17.6	44.4	45.1	20.5	20.6
BBB	0.1	0.1	2.6	2.6	2.8	2.8	7.3	7.2	2.1	2.1
Below	0.5	0.6	72.0	72.0	—	—	1.6	1.7	0.9	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,788.0	$1,752.3	$48.3	$48.3	$1,885.6	$1,855.1	$1,032.0	$1,008.3	$4,753.9	$4,664.0
2016	371.6	360.1	—	—	492.9	486.3	128.6	130.2	993.1	976.6
2017	843.6	822.8	3.1	3.1	256.9	251.6	481.9	485.6	1,585.5	1,563.1
2018	1,374.2	1,332.3	—	—	147.1	139.1	198.0	199.1	1,719.3	1,670.5
2019	1,712.1	1,702.8	—	—	58.4	57.8	84.1	84.2	1,854.6	1,844.8
Total	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of March 31, 2020, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 4.8 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2020:

Weighted-Average
Non-agency portfolio	Life

Prime	4.80
Sub-prime	3.07

Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2020 our mortgage loan holdings were approximately $9.3 billion, net of allowance for credit losses. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

Our commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of an allowance for credit losses. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

Certain of the mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing mortgage loans commensurate with the significantly increased market rates. As of March 31, 2020, assuming the loans are called at their next call dates, approximately $114.3 million of principal would become due for the remainder of 2020, $647.7 million in 2021 through 2025, and $57.6 million in 2026 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2020 and December 31, 2019, approximately $694.9 million and $717.0 million, respectively, of our total mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended March 31, 2020 and 2019, we recognized $16.0 million and $2.2 million, respectively, of participating mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of March 31, 2020	As of December 31, 2019
	(Dollars In Thousands)
Total number of loans	1,822	1,832
Total amortized cost	$9,332,867	$9,379,401
Total unpaid principal balance	$9,400,480	$9,271,041
Allowance for credit losses - funded mortgage loans	$(171,216)	$(4,884)
Average loan size	$5,159	$5,061

Weighted-average amortization	20.7 years	20.6 years
Weighted-average coupon	4.46%	4.48%
Weighted-average LTV	53.77%	53.8%
Weighted-average debt coverage ratio	1.75	1.73

Total number of unfunded commitments	135	100
Total unfunded commitments balance	$781,555	$754,418
Allowance for credit losses - unfunded commitments	$(19,914)	—
We record mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of March 31, 2020 and December 31, 2019, there were allowances for mortgage loan and unfunded commitment credit losses of $191.1 million and $4.9 million, respectively.

While our mortgage loans do not have quoted market values, as of March 31, 2020 we estimated the fair value of our mortgage loans to be $9.4 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 0.44% more than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of March 31, 2020, we had no invested assets that consisted of nonperforming mortgage loans, restructured mortgage loans, or mortgage loans that were foreclosed and were converted to real estate properties. During the three months ended March 31, 2020 we did not recognized any troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the three months ended March 31, 2020, we did not recognize any mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2020. It is our policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the three months ended March 31, 2020.

It is our policy to limit accrued interest income on loans to 90 days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the period ended March 31, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to our nonaccrual policy.

We use the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded mortgage loan receivables. During the three months ended March 31, 2020, the allowance for credit losses for unfunded loan commitments was $19.9 million, as compared to $9.3 million for the three months ended March 31, 2019.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2020, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized loss of $68.1 million, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2020, and an overall net unrealized gain of $2.8 billion as of December 31, 2019.
For fixed maturity securities held that are in an unrealized loss position as of March 31, 2020, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$24,685,703	92.5%	$26,313,785	91.2%	$(1,628,082)	73.2%
>90 days but <= 180 days	158,682	0.6	189,540	0.7	(30,858)	1.4
>180 days but <= 270 days	213,227	0.8	243,600	0.8	(30,373)	1.4
>270 days but <= 1 year	37,616	0.1	66,235	0.2	(28,619)	1.3
>1 year but <= 2 years	364,682	1.4	447,485	1.5	(82,803)	3.7
>2 years but <= 3 years	232,397	0.9	315,768	1.1	(83,371)	3.8
>3 years but <= 4 years	302,434	1.1	330,787	1.1	(28,353)	1.3
>4 years but <= 5 years	95,494	0.4	201,776	0.7	(106,282)	4.8
>5 years	589,449	2.2	791,940	2.7	(202,491)	9.1
Total	$26,679,684	100.0%	$28,900,916	100.0%	$(2,221,232)	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2020, varies, with 23.8% maturing in less than 5 years, 20.2% maturing between 5 and 10 years, and 56.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2020:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$13,908,877	52.1%	$14,476,068	50.1%	$(567,191)	25.5%
BBB	11,486,066	43.1	12,652,040	43.8	(1,165,974)	52.5
Investment grade	25,394,943	95.2%	27,128,108	93.9%	(1,733,165)	78.0%
BB	1,100,614	4.1	1,451,868	5.0	(351,254)	15.8
B	126,391	0.5	160,246	0.6	(33,855)	1.5
CCC or lower	57,736	0.2	160,694	0.5	(102,958)	4.7
Below investment grade	1,284,741	4.8%	1,772,808	6.1%	(488,067)	22.0%
Total	$26,679,684	100.0%	$28,900,916	100.0%	$(2,221,232)	100.0%

As of March 31, 2020, the Barclays Investment Grade Index was priced at 258.0 bps versus a 10 year average of 134.0 bps. Similarly, the Barclays High Yield Index was priced at 899.0 bps versus a 10 year average of 512.0 bps. As of March 31, 2020, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.4%, 0.7%, and 1.3%, as compared to 10 year averages of 1.6%, 2.3%, and 3.1%, respectively.

As of March 31, 2020, 78.0% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded than an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of March 31, 2020, we held a total of 2,450 positions that were in an unrealized loss position. Included in that amount were 199 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $488.1 million, $257.0 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.6% of invested assets.
As of March 31, 2020, securities in an unrealized loss position that were rated as below investment grade represented 4.8% of the total fair value and 22.0% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2020:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$744,479	58.0%	$918,410	51.8%	$(173,931)	35.7%
>90 days but <= 180 days	11,347	0.9	22,800	1.3	(11,453)	2.3
>180 days but <= 270 days	27,624	2.2	45,486	2.6	(17,862)	3.7
>270 days but <= 1 year	32,419	2.5	60,230	3.4	(27,811)	5.7
>1 year but <= 2 years	23,487	1.8	34,259	1.9	(10,772)	2.2
>2 years but <= 3 years	154,108	12.0	191,446	10.8	(37,338)	7.7
>3 years but <= 4 years	44,044	3.4	54,426	3.1	(10,382)	2.1
>4 years but <= 5 years	39,184	3.0	115,942	6.5	(76,758)	15.7
>5 years	208,049	16.2	329,809	18.6	(121,760)	24.9
Total	$1,284,741	100.0%	$1,772,808	100.0%	$(488,067)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2020, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$2,386,123	8.9%	$2,506,015	8.7%	$(119,892)	5.4%
Other finance	547,206	2.1	579,679	2.0	(32,473)	1.5
Electric utility	2,507,052	9.4	2,666,330	9.2	(159,278)	7.2
Energy	3,035,830	11.4	3,881,888	13.4	(846,058)	38.1
Natural gas	629,160	2.4	669,514	2.3	(40,354)	1.8
Insurance	2,071,329	7.8	2,205,326	7.6	(133,997)	6.0
Communications	861,083	3.2	938,064	3.2	(76,981)	3.5
Basic industrial	949,919	3.6	1,004,686	3.5	(54,767)	2.5
Consumer noncyclical	1,736,744	6.5	1,859,623	6.4	(122,879)	5.5
Consumer cyclical	1,019,034	3.8	1,129,320	3.9	(110,286)	5.0
Finance companies	170,253	0.6	191,173	0.7	(20,920)	0.9
Capital goods	1,064,115	4.0	1,119,518	3.9	(55,403)	2.5
Transportation	915,891	3.4	973,898	3.4	(58,007)	2.6
Other industrial	178,546	0.7	181,774	0.6	(3,228)	0.1
Brokerage	604,152	2.3	634,333	2.2	(30,181)	1.4
Technology	470,490	1.8	509,856	1.8	(39,366)	1.8
Real estate	285,785	1.1	294,413	1.0	(8,628)	0.4
Other utility	11,990	—	12,266	0.1	(276)	—
Commercial mortgage-backed securities	1,560,473	5.8	1,627,366	5.6	(66,893)	2.9
Other asset-backed securities	1,045,543	3.9	1,148,707	4.0	(103,164)	4.6
Residential mortgage-backed non-agency securities	4,130,102	15.5	4,242,714	14.7	(112,612)	5.1
Residential mortgage-backed agency securities	7,713	—	7,761	—	(48)	—
U.S. government-related securities	1,707	—	1,745	—	(38)	—
Other government-related securities	132,847	0.5	148,269	0.5	(15,422)	0.7
States, municipals, and political divisions	356,597	1.3	366,678	1.3	(10,081)	0.5
Total	$26,679,684	100.0%	$28,900,916	100.0%	$(2,221,232)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2019, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$343,955	3.8%	$349,861	3.7%	$(5,906)	1.8%
Other finance	134,604	1.5	142,979	1.5	(8,375)	2.6
Electric utility	1,600,110	17.4	1,661,652	17.5	(61,542)	18.9
Energy	747,114	8.1	824,578	8.7	(77,464)	23.8
Natural gas	277,024	3.0	283,821	3.0	(6,797)	2.1
Insurance	435,074	4.7	453,430	4.8	(18,356)	5.6
Communications	265,373	2.9	281,086	3.0	(15,713)	4.8
Basic industrial	292,054	3.2	299,647	3.2	(7,593)	2.3
Consumer noncyclical	768,446	8.4	814,268	8.6	(45,822)	14.1
Consumer cyclical	313,898	3.4	330,322	3.5	(16,424)	5.0
Finance companies	23,371	0.3	24,132	0.3	(761)	0.2
Capital goods	226,853	2.5	233,706	2.5	(6,853)	2.1
Transportation	317,788	3.5	326,209	3.4	(8,421)	2.6
Other industrial	112,940	1.2	115,200	1.2	(2,260)	0.7
Brokerage	98,572	1.1	101,330	1.1	(2,758)	0.8
Technology	116,155	1.3	123,424	1.3	(7,269)	2.2
Real estate	—	—	—	—	—	—
Other utility	6,495	—	6,764	—	(269)	0.2
Commercial mortgage-backed securities	487,511	5.3	490,803	5.1	(3,292)	1.0
Other asset-backed securities	696,605	7.6	711,531	7.5	(14,926)	4.6
Residential mortgage-backed non-agency securities	938,299	10.2	943,696	9.9	(5,397)	1.7
Residential mortgage-backed agency securities	133,877	1.5	134,802	1.4	(925)	0.3
U.S. government-related securities	736,968	8.0	742,284	7.8	(5,316)	1.6
Other government-related securities	29,192	0.3	31,183	0.3	(1,991)	0.6
States, municipals, and political divisions	69,377	0.8	70,607	0.7	(1,230)	0.4
Total	$9,171,655	100.0%	$9,497,315	100.0%	$(325,660)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2020:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$9,787,591	15.9%
AA	6,926,896	11.3
A	21,705,136	35.3
BBB	21,515,157	35.0
Investment grade	59,934,780	97.5
BB	1,298,770	2.1
B	178,710	0.3
CCC or lower	60,477	0.1
Below investment grade	1,537,957	2.5
Total	$61,472,737	100.0%
Not included in the table above are $2.3 billion of investment grade and $113.7 million of below investment grade fixed maturities classified as trading securities and $2.8 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2020. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2020:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$280.2	$—	$280.2
JP Morgan Chase & Co	264.5	11.2	275.7
Comcast Corp	271.5	—	271.5
Apple Inc	271.2	—	271.2
Citigroup Inc	228.2	42.5	270.7
Microsoft Corp	270.6	—	270.6
UnitedHealth Group Inc	270.4	—	270.4
Duke Energy Corp	261.4	—	261.4
Verizon Communications Inc	251.4	—	251.4
Morgan Stanley	249.3	—	249.3
Total	$2,618.7	$53.7	$2,672.4
Determining whether a decline in the current fair value of invested assets is a credit loss is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. We review our positions on a monthly basis for possible credit concerns and review our current exposure, credit enhancement, and delinquency experience.
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

For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, a credit loss is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the three months ended March 31, 2020, we recognized approximately $51.8 million of credit losses in earnings.
There are certain risks and uncertainties associated with determining whether declines in fair values are the result of credit losses. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions. We continuously monitor these factors as they relate to the investment portfolio in determining the status of each investment.
We have deposits with certain financial institutions which exceed federally insured limits. We have reviewed the creditworthiness of these financial institutions and believe that there is minimal risk of a material loss.
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2020. As of March 31, 2020, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,011.8	$1,254.7	$2,266.5
France	446.9	487.9	934.8
Netherlands	327.4	310.3	637.7
Germany	116.5	628.3	744.8
Switzerland	336.3	203.1	539.4
Spain	107.0	362.1	469.1
Belgium	—	166.6	166.6
Norway	4.0	141.0	145.0
Finland	131.9	—	131.9
Ireland	50.7	120.7	171.4
Italy	2.9	124.3	127.2
Luxembourg	—	27.9	27.9
Sweden	2.0	47.2	49.2
Denmark	38.0	—	38.0
Portugal	—	8.0	8.0
Total securities	2,575.4	3,882.1	6,457.5
Derivatives:
Germany	86.9	—	86.9
United Kingdom	77.0	—	77.0
Switzerland	48.4	—	48.4
France	2.3	—	2.3
Total derivatives	214.6	—	214.6
Total securities	$2,790.0	$3,882.1	$6,672.1

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Fixed maturity gains - sales	$39,968	$7,870
Fixed maturity losses - sales	(798)	(2,733)
Equity gains and losses	(43,013)	30,635
Net credit losses recognized in operations	(51,793)	—
Net impairment losses recognized in operations	—	(3,142)
Mortgage loans	(95,396)	(1,068)
Modco trading portfolio	(124,200)	94,902
Other	(1,019)	(78)
Total realized gains (losses) - investments	$(276,251)	$126,386
Derivatives related to VA contracts:
Interest rate futures	$858	$(6,022)
Equity futures	30,652	29,738
Currency futures	12,162	2,244
Equity options	280,479	(71,695)
Interest rate swaps	409,515	74,861
Total return swaps	139,767	(40,027)
Embedded derivative - GLWB	(410,580)	(33,387)
Funds withheld derivative	(261,414)	61,777
Total derivatives related to VA contracts	201,439	17,489
Derivatives related to FIA contracts:
Embedded derivative	38,887	(38,814)
Equity futures	(8,152)	(429)
Equity options	(60,385)	—
Other derivatives	200	42,050
Total derivatives related to FIA contracts	(29,450)	2,807
Derivatives related to IUL contracts:
Embedded derivative	38	(13,370)
Equity futures	(2,439)	171
Equity options	(14,449)	6,180
Total derivatives related to IUL contracts	(16,850)	(7,019)
Embedded derivative - Modco reinsurance treaties	75,729	(84,998)
Derivatives with PLC(1)	(1,948)	(1,653)
Other derivatives	9,220	66
Total realized gains (losses) - derivatives	$238,140	$(73,308)

(1) These derivatives include the interest support agreement, two yearly renewable term (“YRT”) premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three months ended March 31, 2020, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of credit losses and actual sales of investments. These credit losses resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These credit losses impairments are presented in the chart below:

For The Three Months Ended March 31,
2020
(Dollars In Thousands)
Other MBS	$(658)
Corporate securities	(51,135)
Total	$(51,793)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2020, we sold securities in an unrealized loss position that was immaterial. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
(Dollars In Thousands)
<= 90 days	$15	100.0%	$(798)	100.0%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	—	—	—	—
Total	$15	100.0%	$(798)	100.0%
For the three months ended March 31, 2020, we sold securities in an unrealized loss position with a fair value (proceeds) that was immaterial. The losses realized on the sale of these securities were $0.8 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three months ended March 31, 2020, we sold securities in an unrealized gain position with a fair value of $504.3 million. The gains realized on the sale of these securities were $40.0 million.
For the three months ended March 31, 2020, net losses of $124.2 million related to changes in fair value on our Modco trading portfolios, were included in realized gains (losses) - investments/derivatives. Of this amount, approximately $0.1 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax gains of $75.7 million during the three months ended March 31, 2020. The gains on the embedded derivative were due to lower treasury yields and credit spreads widening.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2020, we experienced net realized gains of $201.4 million on derivatives related to VA contracts. These net gains on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, unlocking of assumptions, and variations in actual sub-account fund performance from the indices included in our hedging program during the three months ended March 31, 2020.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized losses of $261.4 million for the three months ended March 31, 2020.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized a loss of $3.4 million related to the interest support agreement for the three months ended March 31, 2020. We recognized gains of $2.8 million related to the YRT premium support agreements for the three months ended March 31, 2020.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized losses of $1.3 million for the three months ended March 31, 2020.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three months ended March 31, 2020, these contracts generated gains of $9.2 million.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2020. PLC had a $200 million outstanding balance as of March 31, 2020 and no outstanding balance as of December 31, 2019.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2020 to fund mortgage loans in the amount of $781.6 million.

Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2020, we held cash and short-term investments of approximately $1.4 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2020	2019
	(Dollars In Thousands)
Net cash provided by (used in) operating activities	$186,143	$(65,549)
Net cash (used in) provided by investing activities	(471,600)	42,156
Net cash provided by financing activities	495,152	89,547
Total	$209,695	$66,154
For The Three Months Ended March 31, 2020 as compared to the Three Months Ended March 31, 2019
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $267.9 million of outflows from secured financing liabilities for the three months ended March 31, 2020, as compared to the $311.3 million of outflows for the three months ended March 31, 2019 and $0.8 billion of inflows of investment product and universal life net activity as compared to $0.4 billion in the prior year.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2020, we had $1.2 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2020, the Company did not have any outstanding repurchase agreements. During the three months ended March 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $440.0 million. The average daily balance was $65.7 million (at an average borrowing rate of 163 basis points) during the three months ended March 31, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of March 31, 2020, securities with a fair value of $66.1 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of March 31, 2020, the fair value of the collateral related to this program was $67.6 million and we have an obligation to return $67.6 million of collateral to the securities borrowers.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2020 is approximately $138.4 million.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2020, we ceded premiums to third party reinsurers amounting to $53.3 million. In addition, we had receivables from reinsurers amounting to $4.4 billion as of March 31, 2020. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of March 31, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.
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

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2020, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
As of March 31, 2020, we had policy liabilities and accruals of approximately $54.0 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
Contractual Obligations
There have been no material additions or changes outside of the ordinary course of business to our contractual obligations as compared to the amounts disclosed within our 2019 Annual Report on Form 10-K filed on March 25, 2020. For additional details related to our commitments, see Note 11, Commitments and Contingencies in our unaudited condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 11, Commitments and Contingencies, of the consolidated condensed financial statements for more information.
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded mortgage loan receivables. As of March 31, 2020, the allowance for credit losses for unfunded loan commitments was $19.9 million. As of January 1, 2020, the Company established an allowance for credit losses of $10.6 million upon adoption of ASU No. 2016-13. During the three months ended March 31, 2020, the Company established an additional allowance for credit losses of $9.3 million. Refer to Note 9, Mortgage Loans, of the consolidated condensed financial statements for more information.

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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2020, we had outstanding mortgage loan commitments of $781.6 million at an average rate of 4.87%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2020 and December 31, 2019:

Credited Rate Summary
As of March 31, 2020

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$79	$1,790	$1,869
>2% - 3%	4,046	1,453	1,483	6,982
>3% - 4%	9,533	552	43	10,128
>4% - 5%	2,328	498	52	2,878
>5% - 6%	324	—	—	324
Subtotal	16,231	2,582	3,368	22,181
Fixed Annuities
1%	$225	$428	$1,968	$2,621
>1% - 2%	512	228	2,181	2,921
>2% - 3%	1,501	74	2	1,577
>3% - 4%	279	2	—	281
>4% - 5%	251	—	—	251
>5% - 6%	1	—	—	1
Subtotal	2,769	732	4,151	7,652
Total	$19,000	$3,314	$7,519	$29,833

Percentage of Total	64%	11%	25%	100%
Credited Rate Summary
As of December 31, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$78	$1,735	$1,813
>2% - 3%	4,119	1,401	1,608	7,128
>3% - 4%	9,157	567	507	10,231
>4% - 5%	2,439	443	1	2,883
>5% - 6%	326	—	—	326
Subtotal	16,041	2,489	3,851	22,381
Fixed Annuities
1%	$225	$493	$2,020	$2,738
>1% - 2%	443	227	1,897	2,567
>2% - 3%	1,518	83	2	1,603
>3% - 4%	282	3	—	285
>4% - 5%	251	—	—	251
>5% - 6%	2	—	—	2
Subtotal	2,721	806	3,919	7,446
Total	$18,762	$3,295	$7,770	$29,827

Percentage of Total	63%	11%	26%	100%

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

As described in Note 3, Significant Transactions, we acquired substantially all of the individual life insurance and annuity business of Great-West Life & Annuity Insurance Company and certain of its affiliates (“GWL&A”) effective June 1, 2019. Pursuant to the SEC’s guidance that an assessment of recently acquired business may be omitted from the scope of an assessment of internal controls over financial reporting for one year from the date of acquisition, our evaluation of the effectiveness of the Company’s disclosure controls and procedures since the acquisition date has excluded those internal controls over financial reporting at Great-West Life & Annuity Insurance Company (“GWL&A”) that relate to systems and processes for assets and liabilities of the acquired business that were not integrated into our existing systems. The acquired GWL&A business not integrated into our existing systems and controls represents approximately $9.8 billion of consolidated assets, approximately $136.5 million of consolidated revenue, approximately $202.2 million of consolidated benefits and expenses, and approximately $21.2 billion of liabilities on the related consolidated financial statements as of and for the three months ended March 31, 2020.

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home, while also under shelter-in-place orders or other restrictions. Established business continuity plans were activated in order to mitigate the impact to our operating procedures, data, and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

(b) Changes in internal control over financial reporting
Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II
Item 1. Legal Proceedings
To the knowledge and in the opinion of management, there are no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject, other than as set forth in Note 11, Commitments and Contingencies, of the notes to the consolidated condensed financial statements, included herein.

Item 1A.  Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.

The novel coronavirus (COVID-19) global pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Beginning in 2020, the global pandemic related to the novel coronavirus, COVID-19, began to impact the worldwide economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has created a higher risk of mortality, negatively impacted the U.S. and global economy, lowered equity market valuations, created significant volatility and disruption in capital markets, significantly increased unemployment levels, and fueled concerns that it will lead to a severe global recession. In addition, the pandemic resulted in temporary closures of many businesses and schools and the imposition of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services could be significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•Premiums and Revenues. We expect that the impact of COVID-19 on general economic activity may negatively impact our premiums, policy fees, and other revenues. The degree of the impact will depend on the extent and duration of the economic contraction.

•Claims and Claims Expense. As a result of the pandemic and ensuing conditions, we have experienced, and we may continue to experience, an elevated incidence and level of life insurance claims. We expect to incur higher claims expense in our life insurance and deferred annuity businesses, partially offset by lower life contingent payments in our payout annuity and structured settlement businesses, as a result of COVID-19 due to increases in mortality. In addition, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, and actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. We are also subject to credit risk in our insurance operations (both with respect to policyholder receivables and reinsurance credit risk) which may be exacerbated in times of economic distress. A prolonged continuation of the pandemic or a significant and protracted increase in claims could have a material and adverse effect on our business, results of operations, or financial condition.

•Investments. The disruption in the financial markets related to COVID-19 may adversely affect our investment portfolio, specifically resulting in lower investment income and returns, and lead to further impairments, credit spread widening, credit quality deterioration, ratings downgrades, equity market declines, and the need to establish additional reserves for potential losses related to our commercial mortgage portfolio. Additionally, higher volatility in the equity and credit markets increases hedging costs. Interest rates have been, and may be, reduced, which may lower the Company’s future returns on certain classes of investments. There is uncertainty regarding future treasury rates and risk spreads, which may lead to lower investment returns and difficulty forecasting financial results. Disruption in financial markets may also influence overall market liquidity and availability of assets for sale and purchase.

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. If these extensions continue, premium waivers may significantly exceed our expectations, and our earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models, or reserves.

•Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our independent distributors, agents, brokers, or service providers are unable to continue to work because of illness, government directives, or otherwise. Currently, approximately 95% of our employees are working remotely with only a limited number of employees working at certain facilities for business continuity purposes. An extended period of companywide remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business.

In addition, any interruption of our or third-party system capabilities could result in a deterioration of our ability to write and process new business, provide customer service, pay claims in a timely manner, or perform other necessary administrative and business functions. Having shifted to remote working arrangements, we are more dependent on remote internet and telecommunications services, access and capabilities and potentially face a heightened risk of cybersecurity attacks and data security incidents.

•Financial Reporting and Controls. Currently, the Company does not expect COVID-19 to affect its ability to timely and accurately account for the assets and liabilities on its balance sheet; however, this could change in future periods. Market dislocations, decreases in observable market activity, or unavailability of information arising, in each case, from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. Although the Company has not experienced a negative effect on its internal controls over financial reporting due to COVID-19, it may experience a negative effect in the future. Further, as the vast majority of our employees are expected to work from home, new processes, procedures, and controls could be required to respond to changes in our business environment. Should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely affected.

•Reliance on the Performance of Third Parties. We rely on outside parties, including independent third-party distribution channels, data processing servicers, and investment fund managers, among others. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside of our control. If one or more of these third parties experience operational failures as a result of the impacts from the spread of COVID-19 and governmental reactions thereto, or claim that they cannot perform due to a force majeure, our business, results of operations, or financial condition could be adversely impacted.

Any of the above events could cause, contribute to, or exacerbate the risks and uncertainties enumerated in our Annual Report on Form 10-K or otherwise in this report, and could materially adversely affect our business, results of operations, or financial condition. We have implemented risk management and business continuity plans, performed stress testing, and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect our business from the full impacts of the pandemic.

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

These identified risks may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company may adversely affect its business, financial condition and/or results of operations.

The Company may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives.

The NAIC and the Company’s state regulators may be influenced by the initiatives of international regulatory bodies, and those initiatives may not translate readily into the legal system under which U.S. insurers must operate. There is increasing pressure to conform to international standards due to the globalization of the business of insurance and the systemic nature of recent financial crises. In addition to developments at the NAIC and in the United States, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving method for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated insurance groups as G-SIIs in the past. The IAIS is developing the policy measures which include higher capital requirements and enhanced supervision. The FSB has not published a new list of G-SIIs since 2016 because the IAIS has developed a holistic framework for the assessment and mitigation of systemic risk in the insurance sector (the “Holistic Framework”). The Holistic Framework was approved by the IAIS in November 2019 and is expected to be introduced in countries for assessment beginning in 2020. The Holistic Framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. Since the Holistic Framework is expected to produce an improved system for assessing and mitigating systemic risk in the insurance sector, the FSB has decided to suspend G-SII identification until November 2022, at which point it will review whether to resume or discontinue the G-SII designation system. Although none of PLC, the Company, or Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated in the future by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including PLC and the Company, could be designated as a G-SII.

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

PLC’s sole shareowner, Dai-ichi Life, is also subject to regulation by the Japanese Financial Services Authority (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company, and its consolidated subsidiaries, which could limit the ability of PLC and the Company to engage in certain transactions or business initiatives.

While it is not yet known how or the extent to which the Company will be impacted by these regulations, the Company may experience increased costs of compliance, increased disclosure, less flexibility in capital management, and more burdensome regulation and capital requirements for specific lines of business. In addition, such regulations could impact the business of the Company and its reserve and capital requirements, financial condition, or results of operations.

The Company’s use of affiliate and captive reinsurance companies to finance statutory reserves related to its fixed annuity and term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements, and interpretations.

The Company currently uses captive reinsurance companies in various structures to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX,” which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with certain of the Company’s variable annuity products.

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

As of April 1, 2020, the Company uses an affiliated Bermuda domiciled reinsurance company, Protective Life Reinsurance Bermuda Ltd. (“PL Re”) to reinsure certain fixed annuity business. PL Re is licensed as a Class C entity for affiliate reinsurance and holds reserves based on Bermuda insurance regulations.

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the affected business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives or affiliate reinsurers for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable to third party finance providers with respect to certain structures, diminished capital position, and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives or affiliate reinsurers could impact the types, amounts and pricing of products offered by the Company and its subsidiaries.

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

In 2015, U.S. federal banking regulators and the CFTC adopted regulations that require swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants (“Swap Entities”) to post margin to, and collect margin from, their OTC swap counterparties (the “Margin Rules”). Under the Margin Rules, the Company is considered a “financial end-user” that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps. In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules have been phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity’s (combined with all of its affiliates) and its counterparty’s (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until the “Phase 5” deadline under the Margin Rules, which deadline is currently set for September 1, 2020. The Basel Committee on Banking Supervision (BCBS) and the International Organization of Securities Commissions (IOSCO) have recommended extending this deadline to September 1, 2021, which proposal is subject to pending approval by the CFTC and US Prudential Regulators. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April, and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.

Other regulatory requirements relating to derivatives may indirectly impact us. For example, non-U.S. counterparties of the Company may also be subject to non-U.S. regulation of their derivatives transactions with the Company. In addition, counterparties regulated by the Prudential Regulators (which consist of the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Federal Housing Finance Agency) are subject to liquidity, leverage, and capital requirements that impact their derivatives transactions with the Company. Collectively, these new requirements have increased the direct and indirect costs of our derivatives activities and may further increase them in the future.

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

The Consumer Financial Protection Bureau (“CFPB”) has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and has issued regulations under the Home Mortgage Disclosure Act (“HMDA”). Those regulations relate to reporting data relative to Company loans made on multi-family apartments, seniors living housing, manufactured housing communities, and any mixed-use properties which contain a residential component, and could require the Company to, among other things, collect and disclose extensive data related to its lending practices. The CFPB has amended Regulation C of the HMDA, to raise the reporting threshold based on the number of originated loans effective July 1, 2020. At its current volume, the Company expects that it will no longer be subject to the HMDA reporting requirements under the revised threshold. However, the Company may become subject to reporting requirements in the future, and it is unclear how burdensome compliance with the rules under the HMDA may become.

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

Item 6. Exhibits

Exhibit
Number	Document
*3.1	2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
*3.2	2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
*10.1†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2020 (No. 001-31901).
*10.2†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2020.
10.3†	2020 Parent-Based Award Letter of the Company, filed herewith.
10.4†	2020 Parent-Based Award Provisions of the Company, filed herewith.
10.5†	2020 Performance Units Award Letter (for key officers) of the Company, filed herewith.
10.6†	2020 Performance Units Provision (for key officers) of the Company, filed herewith.
10.7†	2020 Restricted Units Award Letter (for key officers) of the Company, filed herewith.
10.8†	2020 Restricted Units Provisions of the Company, filed herewith.
10.9†	2020 Long-Term Incentive Plan Awards Acceptance Form, filed herewith.
*10.10†	Consulting Agreement with Carl S. Thigpen, dated May 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2020 (No. 001-31901).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference.
†	Management contract or compensatory plan or arrangement.
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 14, 2020	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer