Form 10-Q
period 2020-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2020-08-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 26, 2020:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2020

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$1,009,112	$939,097	$1,905,277	$1,862,783
Reinsurance ceded	(376,573)	(352,915)	(429,891)	(684,432)
Net of reinsurance ceded	632,539	586,182	1,475,386	1,178,351
Net investment income	740,435	685,194	1,493,415	1,326,616
Realized gains (losses) - investments/derivatives	20,102	43,545	(18,009)	96,623
Other income	111,364	104,172	238,534	182,308
Total revenues	1,504,440	1,419,093	3,189,326	2,783,898
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and six months 2020 - $350,114 and $319,390; three and six months 2019 - $257,677 and $509,351)	1,132,174	1,003,453	2,476,336	1,976,607
Amortization of deferred policy acquisition costs and value of business acquired	(18,508)	33,837	35,455	64,210
Other operating expenses, net of reinsurance ceded: (three and six months 2020 - $58,926 and $118,537; three and six months 2019 - $56,340 and $108,874)	184,933	196,080	380,221	380,631
Total benefits and expenses	1,298,599	1,233,370	2,892,012	2,421,448
Income before income tax	205,841	185,723	297,314	362,450
Income tax expense	40,736	31,309	58,244	65,938
Net income	$165,105	$154,414	$239,070	$296,512

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net income	$165,105	$154,414	$239,070	$296,512
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and six months 2020 - $598,707 and $207,054; three and six months 2019 - $263,211 and $563,641)	2,252,281	990,177	778,919	2,120,367
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and six months 2020 - $5,847 and $8,498; three and six months 2019 - $(76) and $(495))	21,994	(288)	31,966	(1,864)
Change in net unrealized gains (losses) for which a credit loss has been recognized in operations, net of income tax: (three and six months 2020 - $1,266 and $(469))	4,762	—	(1,767)	—
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and six months 2019 - $4,127 and $6,464)	—	15,524	—	24,316
Change in accumulated (loss) gain - derivatives, net of income tax: (three and six months 2020 - $594 and $(638); three and six months 2019 - $(742) and $(1,264))	2,235	(2,788)	(2,401)	(4,754)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and six months 2020 - $308 and $561; three and six months 2019 - $70 and $128)	1,159	266	2,110	486
Total other comprehensive income	2,282,431	1,002,891	808,827	2,138,551
Total comprehensive income	$2,447,536	$1,157,305	$1,047,897	$2,435,063

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2020 - $64,361,388; 2019 - $63,268,660; allowance for credit losses: 2020 - $82,081)	$68,780,104	$66,043,992
Fixed maturities, at amortized cost (fair value: 2020 - $2,947,350; 2019 - $3,025,790)	2,728,529	2,823,881
Equity securities, at fair value (cost: 2020 - $511,614; 2019 - $534,463)	513,181	553,720
Commercial mortgage loans, net of allowance for credit losses (allowance for credit losses: 2020 - $173,186; 2019 - $4,884)	9,545,793	9,379,401
Investment real estate, net of accumulated depreciation (2020 - $287; 2019 - $203)	10,237	10,321
Policy loans	1,657,530	1,675,121
Other long-term investments	2,695,664	2,479,520
Short-term investments	1,113,261	1,320,864
Total investments	87,044,299	84,286,820
Cash	445,447	171,752
Accrued investment income	706,811	715,388
Accounts and premiums receivable	169,988	174,202
Reinsurance receivables, net of allowances for credit losses (allowances for credit losses: 2020 - $102,673; 2019 - $0)	4,722,188	4,371,865
Deferred policy acquisition costs and value of business acquired	3,561,997	3,519,555
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2020 - $283,593; 2019 - $253,759)	565,115	583,426
Property and equipment, net of accumulated depreciation (2020 - $58,995; 2019 - $49,357)	210,714	211,745
Other assets	619,581	308,544
Assets related to separate accounts
Variable annuity	11,394,911	12,730,090
Variable universal life	1,087,327	1,135,666
Reinsurance assumed	11,632,011	11,443,105
Total assets	$122,985,900	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$53,989,110	$53,943,962
Unearned premiums	773,293	794,832
Total policy liabilities and accruals	54,762,403	54,738,794
Stable value product account balances	5,984,036	5,443,752
Annuity account balances	14,694,473	14,289,907
Other policyholders’ funds	1,691,472	1,576,856
Other liabilities	4,675,217	2,977,278
Income tax payable	35,988	34,224
Deferred income taxes	1,608,790	1,371,970
Debt	787	968
Subordinated debt	110,000	110,000
Non-recourse funding obligations	2,989,340	3,082,753
Secured financing liabilities	202,522	335,480
Liabilities related to separate accounts
Variable annuity	11,394,911	12,730,090
Variable universal life	1,087,327	1,135,666
Reinsurance assumed	11,632,011	11,443,105
Total liabilities	110,869,277	109,270,843
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2020 and 2019 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	8,260,537
Retained earnings	1,634,615	1,533,645
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2020 - $598,862; 2019 - $383,311)	2,252,863	1,441,978
Net unrealized losses on investments for which a credit loss has been recognized in operations, net of income tax: (2020 - $(7,473))	(28,114)	—
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in operations, net of income tax: (2019 - $(7,004))	—	(26,347)
Accumulated gain (loss) - derivatives, net of income tax: (2020 - $(2,201); 2019 - $(2,123))	(8,280)	(7,989)
Total shareowner’s equity	12,116,623	11,206,826
Total liabilities and shareowner’s equity	$122,985,900	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2019	$2	$5,000	$8,260,537	$1,533,645	$1,407,642	$11,206,826
Net income for the three months ended March 31, 2020				73,965		73,965
Other comprehensive income (loss)					(1,473,604)	(1,473,604)
Comprehensive income (loss) for the three months ended March 31, 2020						(1,399,639)
Cumulative effect adjustments				(138,100)		(138,100)
Balance, March 31, 2020	2	5,000	8,260,537	1,469,510	(65,962)	9,669,087
Net income for the three months ended June 30, 2020				165,105		165,105
Other comprehensive income					2,282,431	2,282,431
Comprehensive income for the three months ended June 30, 2020						2,447,536
Balance, June 30, 2020	$2	$5,000	$8,260,537	$1,634,615	$2,216,469	$12,116,623

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income for the three months ended March 31, 2019				142,098		142,098
Other comprehensive income					1,135,660	1,135,660
Comprehensive income for the three months ended March 31, 2019						1,277,758
Cumulative effect adjustments				(50,804)		(50,804)
Balance, March 31, 2019	2	5,000	7,410,537	1,122,759	(268,556)	8,269,742
Net income for the three months ended June 30, 2019				154,414		154,414
Other comprehensive income					1,002,891	1,002,891
Comprehensive income for the three months ended June 30, 2019						1,157,305
Capital contributions from parent			850,000			850,000
Balance, June 30, 2019	$2	$5,000	$8,260,537	$1,277,173	$734,335	$10,277,047

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2020	2019
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$239,070	$296,512
Adjustments to reconcile net income to net cash used in operating activities:
Realized (gains) losses - investments/derivatives	18,009	(96,623)
Amortization of DAC and VOBA	35,455	64,210
Capitalization of DAC	(227,613)	(237,576)
Depreciation and amortization expense	39,042	36,880
Deferred income tax	58,244	(226,166)
Accrued income tax	1,764	43,854
Interest credited to universal life and investment products	768,536	593,993
Policy fees assessed on universal life and investment products	(892,002)	(829,697)
Change in reinsurance receivables	449	210,233
Change in accrued investment income and other receivables	38,277	21,636
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(481,911)	(352,503)
Trading securities:
Maturities and principal reductions of investments	42,685	54,501
Sale of investments	327,165	254,573
Cost of investments acquired	(446,310)	(204,187)
Other net change in trading securities	19,839	(43,145)
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	160,278	147,427
Change in other liabilities	522,796	267,006
Other, net	94,750	(87,065)
Net cash provided by (used in) operating activities	$318,523	$(86,137)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Six Months Ended June 30,
	2020	2019
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$1,626,618	$898,461
Sale of investments, available-for-sale	1,731,970	2,019,496
Cost of investments acquired, available-for-sale	(4,389,170)	(3,235,873)
Commercial mortgage loans:
New lendings	(677,027)	(476,310)
Repayments	334,088	518,663
Change in investment real estate, net	84	178
Change in policy loans, net	17,591	30,778
Change in other long-term investments, net	252,067	64,968
Change in short-term investments, net	191,681	(340,603)
Net unsettled security transactions	(174,631)	(263,560)
Purchase of property, equipment, and intangibles	(19,777)	(15,235)
Payment for business acquisition, net of cash acquired	—	(731,457)
Net cash used in investing activities	$(1,106,506)	$(1,530,494)
Cash flows from financing activities
Secured financing liabilities	(132,958)	(368,445)
Capital contributions from parent	—	850,000
Deposits to universal life and investment contracts	2,921,231	3,309,880
Withdrawals from universal life and investment contracts	(1,726,399)	(2,149,967)
Other financing activities, net	(196)	(485)
Net cash provided by financing activities	$1,061,678	$1,640,983
Change in cash	273,695	24,352
Cash at beginning of period	171,752	151,400
Cash at end of period	$445,447	$175,752

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
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The year end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
During the first half of 2020, the Company identified certain reclassifications needed to appropriately present amounts related to reinsured vehicle service contracts. Also during the first half of 2020, the Company identified certain cash flows presented in its investing and financing activities that were determined to be non-cash items. The Company determined that the reclassifications were not material to the financial statements for any period. These amounts have been corrected in the consolidated condensed balance sheets, statements of income, and statements of cash flows for the three and six months ended June 30, 2019.
Beginning in the first quarter of 2020, the uncontained outbreak of the novel coronavirus, which causes the disease termed COVID-19, created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. While not all of the impacts of COVID-19 are identifiable or quantifiable, as of June 30, 2020, there has been deterioration in actual and forecasted macroeconomic variables that has adversely impacted the fair values of certain of the Company’s investments and its allowance for credit losses on commercial mortgage loans. The Company has also recorded an increase associated with guaranteed benefits on certain of its variable annuity contracts, while realizing gains from derivatives held to hedge these guaranteed benefits. Additionally, there has been an increase in life insurance claims attributed to COVID-19.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2020, except the items noted below.
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
Allowance for Credit Losses - Commercial Mortgage Loans and Unfunded Commitments
The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of the allowance for credit losses (“ACL”). Beginning January 1, 2020, the ACL represents the Company’s best estimate of expected credit losses over the contractual term of the loans. The allowance for credit losses for unfunded loan commitments is recognized as a component of other liabilities on the consolidated condensed balance sheet. Changes in the allowance for credit losses for both funded and unfunded commercial mortgage loans are recognized in realized gains (losses) - investments/derivatives.
The Company uses a loan-level probability of default (“PD”) and loss given default (“LGD”) model to calculate the allowance for credit losses for substantially all of its commercial mortgage loans and unfunded loan commitments. Guidance in Accounting Standards Codification (“ASC”) Topic 326-20 - Credit Losses requires collective assessment of financial assets with similar risk characteristics. Consistent with this guidance, the model used by the Company (the “CML Model”) incorporates historical default data for a large number of loans with similar characteristics to the Company’s commercial mortgage loans in the measurement of the allowance for credit losses. Relevant risk characteristics include debt service coverage ratio (“DSCR”), loan-to-value ratio (“LTV”), geographic location, and property type. This historical default data is applied through the CML Model to forecast loan-level risk parameters including PD and LGD which provide the basis for the determination of expected losses.

The CML Model incorporates both current conditions and reasonable and supportable forecasts when estimating the PD and LGD values that are used as the basis for calculating expected losses. Current conditions are incorporated by considering market-specific information, such as vacancy rates and property prices, to reflect the current position in the market cycle. To incorporate reasonable and supportable forecasts, loan-level risk parameters produced by the CML Model are conditioned by multiple probability-weighted macroeconomic forecast scenarios. CML Model results are also subject to adjustments based on other qualitative considerations to reflect management’s best estimate of the impact of future events and circumstances on the allowance for credit losses.
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
All or a portion of a loan may be written off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of a renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A write-off is recorded by eliminating the allowance against the commercial mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
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
The Company presents accrued interest receivable separately from other components of the amortized cost basis of its commercial mortgage loans and has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. In each scenario, accrued income is reversed through investment income. See Note 9, Commercial Mortgage Loans, for additional information.
Allowance for Credit Losses - Reinsurance Receivables
Beginning January 1, 2020, in accordance with FASB ASC Topic 326-20, the Company establishes an allowance for credit losses related to amounts receivable from reinsurers (the “Reinsurance ACL”). Changes in the Reinsurance ACL are recognized as a component of benefit and settlement expenses. The Reinsurance ACL is remeasured on a quarterly basis using an internally developed PD and LGD model. Key inputs to the calculation are a conditional probability of insurer liquidation by issuer credit rating and exposure at default derived from a runoff projection of ceded reserves by reinsurer to forecast future loss amounts. Management’s position is that the rate of return implicit in the financial asset (i.e. the ceded reserves) is associated with the discount rate used to value the underlying insurance reserves; that is, the rate of return on the asset portfolio(s) supporting the reserves. For reinsurance receivable exposures that do not share similar risk characteristics with other receivables, including those associated with counterparties that have experienced significant credit deterioration, the Company measures the allowance for credit losses individually, based on facts and circumstances associated with the specific reinsurer or transaction.
The Reinsurance ACL was $96.0 million as of January 1, 2020 upon adoption of ASU No. 2016-13 - Credit Losses. In the first half of 2020, the Reinsurance ACL increased slightly to $102.7 million. There were no write-offs or recoveries during the first half of 2020.

The Company had total reinsurance receivables of $4.7 billion as of June 30, 2020, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented approximately 11% of total reinsurance receivables as of June 30, 2020. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of June 30, 2020, approximately 69% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best Company, 77% were rated A+ or better, 14% were rated A, and 9% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.

Accounting Pronouncements Recently Adopted
Accounting Standards Update(“ASU” or “Update”) No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including commercial mortgage loans and reinsurance receivables. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale (“AFS”) debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, are effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. A vendor-provided credit loss model will be used to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded commercial mortgage loan commitments, and the Company will use an internally-developed model to measure the allowance for amounts recoverable from reinsurers. The Company applied the revisions in the Update through a cumulative effect adjustment to retained earnings as of January 1, 2020. The cumulative effect adjustment resulted in a decrease in retained earnings of $138.1 million, net of the impact to deferred taxes, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other items. The Company continues to apply the previous guidance to 2019 and prior periods.
Accounting Pronouncements Not Yet Adopted

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. The amendments in this Update were originally effective for periods beginning after December 15, 2020. However, in November 2019, FASB issued ASU No. 2019-09 – Financial Services – Insurance (Topic 944): Effective Date which extended the implementation deadline by one year to periods beginning after December 15, 2021. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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

On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million, which amount is subject to adjustment in accordance with the GWL&A Master Transaction Agreement. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. The aggregate statutory reserves of the Sellers ceded to the Company and PLAIC as of the GWL&A Closing were approximately $20.4 billion, which amount was based on initial estimates and is subject to adjustment following the GWL&A Closing. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which will be administered by the Company or PLAIC, as applicable.
The GWL&A Master Transaction Agreement and other transaction documents contain certain customary representations and warranties made by each of the parties, and certain customary covenants regarding the Sellers and the Individual Life Business, and provide for indemnification, among other things, for breaches of those representations, warranties, and covenants. The terms of the GWL&A Reinsurance Agreements resulted in an acquisition of the Individual Life Business by the Company in accordance with ASC Topic 805, Business Combinations.

The following table details the final allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the date of the Closing:

Fair Value as of June 1, 2019
(Dollars In Thousands)
ASSETS
Fixed maturities	$8,697,966
Commercial mortgage loans	1,386,228
Policy loans	44,002
Other long-term investments	1,521,965
Total investments	11,650,161
Cash	34,835
Accrued investment income	101,452
Reinsurance receivables	62
Accounts and premiums receivable	1,642
Value of business acquired	535,421
Other intangibles	21,300
Other assets	5,525
Assets related to separate accounts	9,583,217
Total assets	21,933,615
LIABILITIES
Future policy benefits and claims	$11,022,177
Annuity account balances	220,064
Other policyholders’ funds	220,147
Other liabilities	75,367
Liabilities related to separate accounts	9,583,217
Total liabilities	21,120,972
NET ASSETS ACQUIRED	$812,643

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

	Unaudited	Unaudited
	For The Three Months Ended June 30, 2019	For The Six Months Ended June 30, 2019
	(Dollars In Thousands)
Revenue	$1,548,668	$3,203,698
Net income	$124,161	$263,490

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
Summarized financial information for the Closed Block as of June 30, 2020 and December 31, 2019 is as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,488,114	$5,836,815
Policyholder dividend obligation	431,327	278,505
Other liabilities	6,952	11,247
Total closed block liabilities	5,926,393	6,126,567
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,775,877	$4,682,731
Commercial mortgage loans	70,151	72,829
Policy loans	641,872	640,134
Cash and other invested assets	49,784	44,877
Other assets	95,613	107,177
Total closed block assets	5,633,297	5,547,748
Excess of reported closed block liabilities over closed block assets	293,096	578,819
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - investments/derivatives net of policyholder dividend obligation: $(333,775) and $167,285; and net of income tax: $(70,093) and $(35,130)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$293,096	$578,819
Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2020	2019
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$278,505	$—
Applicable to net revenue (losses)	(13,668)	(15,953)
Change in net unrealized gains (losses) - investments/derivatives allocated to the policyholder dividend obligation	166,490	189,100
Policyholder dividend obligation, ending balance	$431,327	$173,147

Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and other income	$37,926	$40,105	$73,260	$77,549
Net investment income	51,038	51,663	102,053	102,791
Net gains (losses) - investments/derivatives	(859)	43	(784)	(411)
Total revenues	88,105	91,811	174,529	179,929
Benefits and other deductions
Benefits and settlement expenses	84,084	87,213	161,677	165,879
Other operating expenses	270	247	594	606
Total benefits and other deductions	84,354	87,460	162,271	166,485
Net revenues before income taxes	3,751	4,351	12,258	13,444
Income tax expense	385	913	2,153	2,823
Net revenues	$3,366	$3,438	$10,105	$10,621

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
Net realized gains (losses) - investments/derivatives are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturities	$2,447	$1,062	$41,617	$6,199
Equity securities	25,442	7,540	(17,570)	38,175
Modco trading portfolios	187,505	89,571	63,305	184,473
Net credit losses recognized in operations (1)	(30,288)	—	(82,081)	—
Net impairment losses recognized in operations (2)	—	(698)	—	(3,840)
Commercial mortgage loans	(3,686)	1,208	(99,082)	140
Other investments	(740)	128	(1,760)	50
Realized gains (losses) - investments	180,680	98,811	(95,571)	225,197
Realized gains (losses) - derivatives(3)	(160,578)	(55,266)	77,562	(128,574)
Realized gains (losses) - investments/derivatives	$20,102	$43,545	$(18,009)	$96,623

(1) Represents credit losses recognized under FASB ASC 326-20
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 326-20
(3) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Gross realized gains	$6,471	$6,776	$46,439	$14,646
Gross realized losses:
Credit losses(1)	$(30,288)	$—	$(82,081)	$—
Impairment losses(2)	$—	$(698)	$—	$(3,840)
Other realized losses	$(4,024)	$(5,714)	$(4,822)	$(8,447)

(1) Represents credit losses recognized under FASB ASC 326-20
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 326-20
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$431,876	$484,587	$936,213	$1,133,478
Gains realized	$6,471	$6,776	$46,439	$14,646

Securities in an unrealized loss position:
Fair value proceeds	$24,814	$159,626	$24,834	$330,928
Losses realized	$(4,024)	$(5,714)	$(4,822)	$(8,447)

The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Gains (losses) recognized during the period on equity securities still held	$25,441	$7,347	$(17,690)	$37,922
Net gains recognized on equity securities sold during the period	1	193	$120	$253
Net gains (losses) recognized during the period on equity securities	$25,442	$7,540	$(17,570)	$38,175

The amortized cost, gross unrealized gains and losses, allowance for expected credit losses, and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$6,783,626	$231,006	$(503)	$—	$7,014,129
Commercial mortgage-backed securities	2,482,700	87,882	(29,100)	—	2,541,482
Other asset-backed securities	1,704,674	26,109	(28,104)	(655)	1,702,024
U.S. government-related securities	1,145,220	29,542	(844)	—	1,173,918
Other government-related securities	566,961	63,570	(4,361)	—	626,170
States, municipals, and political subdivisions	4,143,375	424,024	(5,033)	—	4,562,366
Corporate securities	44,810,937	4,157,060	(450,052)	(81,426)	48,436,519
Redeemable preferred stocks	66,071	461	(859)	—	65,673
	61,703,564	5,019,654	(518,856)	(82,081)	66,122,281
Short-term investments	1,037,969	—	—	—	1,037,969
	$62,741,533	$5,019,654	$(518,856)	$(82,081)	$67,160,250

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$5,812,170	$125,493	$(6,322)	$5,931,341
Commercial mortgage-backed securities	2,588,575	54,385	(3,292)	2,639,668
Other asset-backed securities	1,764,120	32,041	(14,926)	1,781,235
U.S. government-related securities	1,032,048	5,664	(5,316)	1,032,396
Other government-related securities	548,136	51,024	(1,991)	597,169
States, municipals, and political subdivisions	4,415,008	225,072	(1,230)	4,638,850
Corporate securities	44,493,799	2,603,636	(288,334)	46,809,101
Redeemable preferred stocks	87,237	3,677	(4,249)	86,665
	60,741,093	3,100,992	(325,660)	63,516,425
Short-term investments	1,229,651	—	—	1,229,651
	$61,970,744	$3,100,992	$(325,660)	$64,746,076

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	June 30, 2020	December 31, 2019
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$192,944	$209,521
Commercial mortgage-backed securities	189,995	201,284
Other asset-backed securities	144,248	143,361
U.S. government-related securities	42,677	47,067
Other government-related securities	29,210	28,775
States, municipals, and political subdivisions	289,477	293,791
Corporate securities	1,757,339	1,590,936
Redeemable preferred stocks	11,933	12,832
	2,657,823	2,527,567
Equity securities	15,724	6,656
Short-term investments	75,292	91,213
	$2,748,839	$2,625,436

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2020, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$2,208,672	$2,206,490	$—	$—
Due after one year through five years	11,090,362	11,494,899	—	—
Due after five years through ten years	14,580,642	15,561,473	—	—
Due after ten years	33,823,888	36,859,419	2,728,529	2,947,350
	$61,703,564	$66,122,281	$2,728,529	$2,947,350
The following chart is a rollforward of available-for-sale allowance for expected credit losses on fixed maturities held by the Company:

	For The Three Months Ended June 30, 2020			For The Six Months Ended June 30, 2020
	Corporate Securities	Other Asset-Backed Securities	Total	Corporate Securities	Other Asset-Backed Securities	Total
	(Dollars In Thousands)
Beginning Balance	$51,135	$658	$51,793	$—	$—	$—
Additions for securities for which allowance was not previously recorded	11,307	—	11,307	62,442	658	63,100
Adjustments on previously recorded allowances due to change in expected cash flows	18,984	—	18,984	18,984	—	18,984
Reductions on previously recorded allowances due to disposal of security in the current period	—	(3)	(3)	—	(3)	(3)
Ending Balance	$81,426	$655	$82,081	$81,426	$655	$82,081

The following table includes the gross unrealized losses, for which an allowance for credit losses has not been recorded, and fair value of the Company’s AFS fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$113,660	$(498)	$2,098	$(5)	$115,758	$(503)
Commercial mortgage-backed securities	412,551	(27,826)	31,248	(1,274)	443,799	(29,100)
Other asset-backed securities	566,551	(12,605)	282,432	(15,499)	848,983	(28,104)
U.S. government-related securities	134,265	(815)	1,334	(29)	135,599	(844)
Other government-related securities	22,576	(3,176)	6,358	(1,185)	28,934	(4,361)
States, municipals, and political subdivisions	106,083	(4,956)	5,965	(77)	112,048	(5,033)
Corporate securities	3,976,043	(230,736)	1,182,312	(219,316)	5,158,355	(450,052)
Redeemable preferred stocks	20,104	(859)	—	—	20,104	(859)
	$5,351,833	$(281,471)	$1,511,747	$(237,385)	$6,863,580	$(518,856)
Commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months $1.3 million as of June 30, 2020. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $15.5 million as of June 30, 2020, excluding losses of $0.7 million that were considered credit related. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $1.2 million as of June 30, 2020. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $219.3 million as of June 30, 2020, excluding $81.4 million that were considered credit related. The decline in fair value as of June 30, 2020, reflect deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices. Multiple sectors were affected with the largest impacts in the oil & gas, real estate, and consumer and retail industries. Fair values were also negatively affected by disruptions in capital markets activity during the last six months due to COVID-19. The aggregate decline in fair value of the remaining securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of June 30, 2020, the Company had a total of 798 positions that were in an unrealized loss position, including 18 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
As of June 30, 2020, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.0 billion and had an amortized cost of $2.3 billion. In addition, included in the Company’s trading portfolio, the Company held $127.2 million of securities which were rated below investment grade. Approximately $296.4 million of below investment grade securities held by the Company were not publicly traded.
The change in unrealized gains (losses), excluding the allowance for expected credit losses, net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturities	$3,568,509	$1,536,447	$1,363,118	$3,088,119

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2020 and December 31, 2019, are as follows:

As of June 30, 2020	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$813,529	$69,478	$—	$883,007
Steel City, LLC	1,915,000	149,343	—	2,064,343
	$2,728,529	$218,821	$—	$2,947,350

As of December 31, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$795,881	$81,022	$—	$876,903
Steel City, LLC	2,028,000	120,887	—	2,148,887
	$2,823,881	$201,909	$—	$3,025,790
During the three and six months ended June 30, 2020 and 2019, the Company recorded no credit losses on held-to-maturity securities.
The Company’s held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$7,014,129	$—	$7,014,129
Commercial mortgage-backed securities	4	—	2,531,511	9,971	2,541,482
Other asset-backed securities	4	—	1,271,061	430,964	1,702,025
U.S. government-related securities	4	669,492	504,426	—	1,173,918
State, municipals, and political subdivisions	4	—	4,562,366	—	4,562,366
Other government-related securities	4	—	626,170	—	626,170
Corporate securities	4	—	47,070,555	1,365,963	48,436,518
Redeemable preferred stocks	4	65,673	—	—	65,673
Total fixed maturity securities - available-for-sale		735,165	63,580,218	1,806,898	66,122,281
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	192,944	—	192,944
Commercial mortgage-backed securities	3	—	189,995	—	189,995
Other asset-backed securities	3	—	83,626	60,622	144,248
U.S. government-related securities	3	26,033	16,644	—	42,677
State, municipals, and political subdivisions	3	—	289,477	—	289,477
Other government-related securities	3	—	29,210	—	29,210
Corporate securities	3	—	1,745,181	12,158	1,757,339
Redeemable preferred stocks	3	11,933	—	—	11,933
Total fixed maturity securities - trading		37,966	2,547,077	72,780	2,657,823
Total fixed maturity securities		773,131	66,127,295	1,879,678	68,780,104
Equity securities	3	434,568	—	78,613	513,181
Other long-term investments(1)	3 & 4	81,357	815,700	275,907	1,172,964
Short-term investments	3	1,010,740	102,521	—	1,113,261
Total investments		2,299,796	67,045,516	2,234,198	71,579,510
Cash	3	445,447	—	—	445,447
Assets related to separate accounts
Variable annuity	3	11,394,911	—	—	11,394,911
Variable universal life	3	1,087,327	—	—	1,087,327
Total assets measured at fair value on a recurring basis		$15,227,481	$67,045,516	$2,234,198	$84,507,195
Liabilities:
Annuity account balances(2)	3	$—	$—	$68,064	$68,064
Other liabilities(1)	3 & 4	6,417	485,094	1,664,251	2,155,762
Total liabilities measured at fair value on a recurring basis		$6,417	$485,094	$1,732,315	$2,223,826

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 92.5% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2020.

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

Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2020, the Company held $11.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of June 30, 2020, the Company held $501.6 million of Level 3 ABS, which included $441.0 million of other asset-backed securities classified as available-for-sale and $60.6 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of June 30, 2020, the Company classified approximately $54.8 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of June 30, 2020, the Company classified approximately $1.4 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of June 30, 2020, the Company held approximately $78.6 million of equity securities classified as Level 2 and 3. Of this total, $73.4 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2020, 87.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2020 was $113.7 million and is included in other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned subsidiary of the Company, if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $60.8 million as of June 30, 2020. Golden Gate II recognized $2.4 million in gains related to payments made under this agreement for the six months ended June 30, 2020. As of June 30, 2020, certain interest support agreement obligations to Golden Gate II of approximately $5.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of June 30, 2020 was $52.4 million. Golden Gate II recognized $1.6 million in gains related to payments made under this agreement for the six months ended June 30, 2020.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, in the event of other-than-temporary impairments on investments, measured in accordance with Statutory Accounting Principles, that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2020, was $0.4 million. As of June 30, 2020, no payments have been made under these agreements.
The Funds Withheld derivative results from reinsurance agreements with subsidiaries of PLC, where the economic performance of certain hedging instruments held by the Company are ceded to the subsidiaries. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of June 30, 2020, was a liability of $159.4 million.

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

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$9,971	Discounted cash flow	Spread over treasury	3.41%
Other asset-backed securities	430,964	Liquidation	Liquidation value	$92.25 - $97.00 ($95.39)
		Discounted cash flow	Liquidity premium	0.46% - 2.32% (1.59%)
			Paydown rate	8.66% - 12.76% (11.44%)
Corporate securities	1,365,963	Discounted cash flow	Spread over treasury	0.12% - 8.25% (2.83%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	590,762	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.33% - 0.91%
Embedded derivative - FIA	451,148	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70, 100% of the RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non WB policies ages 70-81.
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.33% - 0.91%
Embedded derivative - IUL	196,655	Actuarial cash flow model	Mortality	37% - 156% of 2015
				VBT Primary Tables
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10%, depending on
				duration/distribution channel
				and smoking class
			Nonperformance risk	0.33% - 0.91%

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
The Company has considered all reasonably available quantitative inputs as of June 30, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $95.6 million of financial instruments being classified as Level 3 as of June 30, 2020, of which $79.1 million are other asset-backed securities, $11.3 million are corporate securities and $5.2 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2020, the Company held $73.4 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	10,783	—	—	—	(785)	—	(21)	—	—	—	(6)	9,971	—
Other asset-backed securities	436,329	—	112	(21)	(5,125)	—	(509)	—	—	—	178	430,964	—
Corporate securities	1,279,769	—	83,367	—	(3,198)	279,264	(321,885)	—	—	49,593	(947)	1,365,963	—
Total fixed maturity securities - available-for-sale	1,726,881	—	83,479	(21)	(9,108)	279,264	(322,415)	—	—	49,593	(775)	1,806,898	—
Fixed maturity securities - trading
Other asset-backed securities	65,028	1,467	—	(6,584)	—	1,469	(23)	—	—	(766)	31	60,622	(5,149)
Corporate securities	13,012	487	—	—	—	1,236	(2,141)	—	—	(408)	(28)	12,158	388
Total fixed maturity securities - trading	78,040	1,954	—	(6,584)	—	2,705	(2,164)	—	—	(1,174)	3	72,780	(4,761)
Total fixed maturity securities	1,804,921	1,954	83,479	(6,605)	(9,108)	281,969	(324,579)	—	—	48,419	(772)	1,879,678	(4,761)
Equity securities	72,968	1	—	1	—	423	—	—	—	5,220	—	78,613	3,212
Other long-term investments(1)	162,081	79,413	—	(6,418)	—	40,831	—	—	—	—	—	275,907	(72,995)
Total investments	2,039,970	81,368	83,479	(13,022)	(9,108)	323,223	(324,579)	—	—	53,639	(772)	2,234,198	(74,544)
Total assets measured at fair value on a recurring basis	$2,039,970	$81,368	$83,479	$(13,022)	$(9,108)	$323,223	$(324,579)	$—	$—	$53,639	$(772)	$2,234,198	$(74,544)
Liabilities:
Annuity account balances(2)	$68,395	$—	$—	$(532)	$—	$—	$—	$204	$1,067	$—	$—	$68,064	$—
Other liabilities(1)	1,262,274	67,431	—	(469,408)	—	—	—	—	—	—	—	1,664,251	(401,977)
Total liabilities measured at fair value on a recurring basis	$1,330,669	$67,431	$—	$(469,940)	$—	$—	$—	$204	$1,067	$—	$—	$1,732,315	$(401,977)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2020, there were $54.8 million of securities transferred into Level 3 and $1.2 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Commercial mortgage-backed securities	$10,029	$—	$780	$—	$(785)	$—	$(41)	$—	$—	$—	$(12)	$9,971	$—
Other asset-backed securities	421,219	—	112	(21)	(12,453)	—	(517)	—	—	22,187	437	430,964	—
Corporate securities	1,373,714	—	85,001	—	(79,195)	303,264	(371,702)	—	—	56,935	(2,054)	1,365,963	—
Total fixed maturity securities - available-for-sale	1,804,962	—	85,893	(21)	(92,433)	303,264	(372,260)	—	—	79,122	(1,629)	1,806,898	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	65,407	1,468	—	(8,314)	—	3,219	(452)	—	—	(766)	60	60,622	(5,149)
Corporate securities	11,371	487	—	(415)	—	3,321	(2,141)	—	—	(408)	(57)	12,158	389
Total fixed maturity securities - trading	76,778	1,955	—	(8,729)	—	6,540	(2,593)	—	—	(1,174)	3	72,780	(4,760)
Total fixed maturity securities	1,881,740	1,955	85,893	(8,750)	(92,433)	309,804	(374,853)	—	—	77,948	(1,626)	1,879,678	(4,760)
Equity securities	72,970	1	—	(1)	—	423	—	—	—	5,220	—	78,613	3,212
Other long-term investments(1)	209,843	92,933	—	(63,628)	—	40,831	—	—	(4,072)	—	—	275,907	25,233
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,164,553	94,889	85,893	(72,379)	(92,433)	351,058	(374,853)	—	(4,072)	83,168	(1,626)	2,234,198	23,685
Total assets measured at fair value on a recurring basis	$2,164,553	$94,889	$85,893	$(72,379)	$(92,433)	$351,058	$(374,853)	$—	$(4,072)	$83,168	$(1,626)	$2,234,198	$23,685
Liabilities:
Annuity account balances(2)	$69,728	$—	$—	$(1,067)	$—	$—	$—	$329	$3,060	$—	$—	$68,064	$—
Other liabilities(1)	1,017,972	256,473	—	(902,752)	—	—	—	—	—	—	—	1,664,251	(646,279)
Total liabilities measured at fair value on a recurring basis	$1,087,700	$256,473	$—	$(903,819)	$—	$—	$—	$329	$3,060	$—	$—	$1,732,315	$(646,279)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2020, there were $84.3 million of securities transferred into Level 3 and $1.2 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	—	—	16	—	—	9,359	(7)	—	—	—	(2)	9,366	—
Other asset-backed securities	420,091	—	2,513	(37)	(4,468)	—	(7)	—	—	—	218	418,310	—
Corporate securities	648,608	82	25,371	—	(497)	661,627	(56,183)	—	—	49,350	133	1,328,491	—
Total fixed maturity securities - available-for-sale	1,068,699	82	27,900	(37)	(4,965)	670,986	(56,197)	—	—	49,350	349	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	66,484	810	—	(3,468)	—	—	(781)	—	—	(797)	(68)	62,180	(2,717)
Corporate securities	5,251	68	—	—	—	—	1	—	—	—	(26)	5,294	68
Total fixed maturity securities - trading	71,735	878	—	(3,468)	—	—	(780)	—	—	(797)	(94)	67,474	(2,649)
Total fixed maturity securities	1,140,434	960	27,900	(3,505)	(4,965)	670,986	(56,977)	—	—	48,553	255	1,823,641	(2,649)
Equity securities	63,409	—	—	(3)	—	5,080	—	—	—	—	—	68,486	153
Other long-term investments(1)	133,694	22,762	—	(12,744)	—	1,579	—	—	(1,708)	—	—	143,583	8,310
Total investments	1,337,537	23,722	27,900	(16,252)	(4,965)	677,645	(56,977)	—	(1,708)	48,553	255	2,035,710	5,814
Total assets measured at fair value on a recurring basis	$1,337,537	$23,722	$27,900	$(16,252)	$(4,965)	$677,645	$(56,977)	$—	$(1,708)	$48,553	$255	$2,035,710	$5,814
Liabilities:
Annuity account balances(2)	$74,613	$—	$—	$(825)	$—	$—	$—	$56	$2,909	$—	$—	$72,585	$—
Other liabilities(1)	606,655	364	—	(198,540)	—	37,204	—	—	—	—	—	842,035	(198,176)
Total liabilities measured at fair value on a recurring basis	$681,268	$364	$—	$(199,365)	$—	$37,204	$—	$56	$2,909	$—	$—	$914,620	$(198,176)

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Commercial mortgage-backed securities	$—	$—	$16	$—	$—	$9,359	$(7)	$—	$—	$—	$(2)	$9,366	$—
Other asset-backed securities	421,642	446	10,660	(57)	(4,799)	—	(10,015)	—	—	—	433	418,310	—
Corporate securities	638,276	82	43,956	—	(3,509)	695,627	(84,956)	—	—	39,255	(240)	1,328,491	—
Total fixed maturity securities - available-for-sale	1,059,918	528	54,632	(57)	(8,308)	704,986	(94,978)	—	—	39,255	191	1,756,167	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	4,006	—	(3,584)	—	15,463	(5,892)	—	—	26,267	(136)	62,180	1,068
Corporate securities	6,242	169	—	(31)	—	—	(1,035)	—	—	—	(51)	5,294	134
Total fixed maturity securities - trading	32,298	4,175	—	(3,615)	—	15,463	(6,927)	—	—	26,267	(187)	67,474	1,202
Total fixed maturity securities	1,092,216	4,703	54,632	(3,672)	(8,308)	720,449	(101,905)	—	—	65,522	4	1,823,641	1,202
Equity securities	63,421	1	—	(16)	—	5,080	—	—	—	—	—	68,486	222
Other long-term investments(1)	151,342	23,789	—	(31,419)	—	1,579	—	—	(1,708)	—	—	143,583	(9,338)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	$1,306,979	$28,493	$54,632	$(35,107)	$(8,308)	$727,108	$(101,905)	$—	$(1,708)	$65,522	$4	$2,035,710	$(7,914)
Total assets measured at fair value on a recurring basis	1,306,979	28,493	54,632	(35,107)	(8,308)	727,108	(101,905)	—	(1,708)	65,522	4	2,035,710	(7,914)
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(1,152)	$—	$—	$—	$67	$4,753	$—	$—	$72,585	$—
Other liabilities(1)	438,127	830	—	(367,534)	—	37,204	—	—	—	—	—	842,035	(366,704)
Total liabilities measured at fair value on a recurring basis	$514,246	$830	$—	$(368,686)	$—	$37,204	$—	$67	$4,753	$—	$—	$914,620	$(366,704)

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

Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2020		December 31, 2019
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Commercial mortgage loans(1)	3	$9,545,793	$10,055,284	$9,379,401	$9,584,487
Policy loans	3	1,657,530	1,657,530	1,675,121	1,675,121
Fixed maturities, held-to-maturity(2)	3	2,728,529	2,947,350	2,823,881	3,025,790
Other long-term investments(3)	2	1,218,279	1,278,991	1,216,996	1,246,889
Liabilities:
Stable value product account balances	3	$5,984,036	$6,163,437	$5,443,752	$5,551,195
Future policy benefits and claims(4)	3	1,634,654	1,646,695	1,701,324	1,705,235
Other policyholders’ funds(5)	3	101,558	105,221	127,084	130,259
Debt:(6)
Non-recourse funding obligations(7)	3	$2,989,340	$3,164,771	$3,082,753	$3,298,580
Subordinated funding obligations	3	110,000	113,729	110,000	113,286

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
(6) Excludes capital lease obligations of $0.8 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively.
(7) As of June 30, 2020, carrying amount of $2.7 billion and a fair value of $2.9 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2019, carrying amount of $2.8 billion and a fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

Fair Value Measurements
Commercial mortgage loans
The Company estimates the fair value of commercial mortgage loans using an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company’s current commercial mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loan terms. The model also contains the Company’s determined representative risk adjustment assumptions related to credit and liquidity risks.
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

Other long-term investments
In addition to free standing and embedded derivative financial instruments discussed above, other long-term investments includes approximately $1.3 billion of amounts receivable under certain modified coinsurance agreements as of June 30, 2020 and December 31, 2019. These amounts represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld.
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
The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the GLWB and GMDB riders and the fixed indexed annuity products. The economic performance of derivatives in the funds withheld account is ceded to subsidiaries of PLC. The funds withheld account is accounted for as a derivative financial instrument.
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
•The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the GLWB and GMDB riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned subsidiary of PLC. The funds withheld account is accounted for as a derivative financial instrument.
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
•The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the fixed indexed annuity products. The economic performance of derivatives in the funds withheld account is ceded to Protective Life Reinsurance Bermuda Ltd. The funds withheld account is accounted for as a derivative financial instrument.
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

The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$(6,680)	$(11,280)	$(5,822)	$(17,302)
Equity futures	102,447	2,559	133,099	32,297
Currency futures	(1,188)	(397)	10,974	1,847
Equity options	(172,248)	(21,702)	108,231	(93,397)
Interest rate swaps	11,786	117,934	421,301	192,795
Total return swaps	(77,622)	(8,545)	62,145	(48,572)
Embedded derivative - GLWB	5,859	(69,602)	(404,721)	(102,989)
Funds withheld derivative	112,133	18,771	(149,281)	80,548
Total derivatives related to VA contracts	(25,513)	27,738	175,926	45,227
Derivatives related to FIA contracts:
Embedded derivative	(68,310)	(24,819)	(29,423)	(63,633)
Funds withheld derivative	(6,782)	—	(6,782)	—
Equity futures	1,084	431	(7,068)	2
Equity options	50,546	13,191	(9,839)	55,241
Other derivatives	(425)	—	(225)	—
Total derivatives related to FIA contracts	(23,887)	(11,197)	(53,337)	(8,390)
Derivatives related to IUL contracts:
Embedded derivative	(14,277)	(11,286)	(14,239)	(24,656)
Equity futures	295	85	(2,144)	256
Equity options	8,497	2,606	(5,952)	8,786
Total derivatives related to IUL contracts	(5,485)	(8,595)	(22,335)	(15,614)
Embedded derivative - Modco reinsurance treaties	(106,155)	(70,679)	(30,426)	(155,677)
Derivatives with PLC(1)	4,294	8,922	2,346	7,269
Other derivatives	(3,832)	(1,455)	5,388	(1,389)
Total realized gains (losses) - derivatives	$(160,578)	$(55,266)	$77,562	$(128,574)

(1) These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized gains (losses) - investments/derivatives
	(Dollars In Thousands)
For The Three Months Ended June 30, 2020
Foreign currency swaps	$3,371	$(222)	$—
Interest rate swaps	(541)	(1,245)	—
Total	$2,830	$(1,467)	$—

For The Six Months Ended June 30, 2020
Foreign currency swaps	$(2,124)	$(616)	$—
Interest rate swaps	(915)	(2,055)	—
Total	$(3,039)	$(2,671)	$—

For The Three Months Ended June 30, 2019
Foreign currency swaps	$(1,733)	$(188)	$—
Interest rate swaps	(1,796)	(148)	—
Total	$(3,529)	$(336)	$—

For The Six Months Ended June 30, 2019
Foreign currency swaps	$(3,626)	$(394)	$—
Interest rate swaps	(2,391)	(220)	—
Total	$(6,017)	$(614)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1.3 million out of accumulated other comprehensive income (loss) into realized gains (losses) - investments/derivatives in the consolidated condensed statements of income during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,428,000	$225,231	$2,228,000	$98,655
Total return swaps	562,607	4,460	269,772	941
Derivatives with PLC(1)	2,653,006	113,653	2,830,889	115,379
Embedded derivative - Modco reinsurance treaties	1,281,470	64,758	1,280,189	31,926
Embedded derivative - GLWB	543,139	45,636	1,147,436	62,538
Embedded derivative - FIA	286,778	51,860	—	—
Interest rate futures	221,804	641	896,073	7,557
Equity futures	119,794	1,368	159,901	2,109
Currency futures	261,473	3,850	72,593	131
Equity options	7,379,220	661,507	6,685,670	676,257
	$15,737,291	$1,172,964	$15,570,523	$995,493
Other liabilities
Cash flow hedges:
Interest rate swaps	$350,000	$—	$350,000	$—
Foreign currency swaps	117,178	22,879	117,178	11,373
Derivatives not designated as hedging instruments:
Interest rate swaps	250,000	—	50,000	—
Total return swaps	194,504	2,938	579,675	3,229
Embedded derivative - Modco reinsurance treaties	2,815,598	289,709	2,263,685	231,516
Funds withheld derivative	3,062,874	159,370	1,845,649	70,583
Embedded derivative - GLWB	3,414,058	636,398	2,892,926	248,577
Embedded derivative - FIA	3,256,264	497,336	2,892,803	332,869
Embedded derivative - IUL	324,832	196,655	301,598	151,765
Interest rate futures	1,034,796	1,960	669,223	10,375
Equity futures	121,162	2,016	174,743	2,376
Currency futures	—	—	192,306	1,836
Equity options	5,249,748	302,348	4,827,714	429,434
Other	250,726	44,153	199,387	53,245
	$20,441,740	$2,155,762	$17,356,887	$1,547,178

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of June 30, 2020 and December 31, 2019, the fair value of non-cash collateral received was $39.9 million and $21.3 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$897,057	$—	$897,057	$328,282	$404,541	$164,234
Total derivatives, subject to a master netting arrangement or similar arrangement	897,057	—	897,057	328,282	404,541	164,234
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	64,758	—	64,758	—	—	64,758
Embedded derivative - GLWB	45,636	—	45,636	—	—	45,636
Derivatives with PLC	113,653	—	113,653	—	—	113,653
Other	51,860	—	51,860	—	—	51,860
Total derivatives, not subject to a master netting arrangement or similar arrangement	275,907	—	275,907	—	—	275,907
Total derivatives	1,172,964	—	1,172,964	328,282	404,541	440,141
Total Assets	$1,172,964	$—	$1,172,964	$328,282	$404,541	$440,141

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$332,141	$—	$332,141	$328,282	$2,040	$1,819
Total derivatives, subject to a master netting arrangement or similar arrangement	332,141	—	332,141	328,282	2,040	1,819
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	289,709	—	289,709	—	—	289,709
Funds withheld derivative	159,370	—	159,370	—	—	159,370
Embedded derivative - GLWB	636,398	—	636,398	—	—	636,398
Embedded derivative - FIA	497,336	—	497,336	—	—	497,336
Embedded derivative - IUL	196,655	—	196,655	—	—	196,655
Other	44,153	—	44,153	—	—	44,153
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,823,621	—	1,823,621	—	—	1,823,621
Total derivatives	2,155,762	—	2,155,762	328,282	2,040	1,825,440
Repurchase agreements(1)	100,000	—	100,000	—	—	100,000
Total Liabilities	$2,255,762	$—	$2,255,762	$328,282	$2,040	$1,925,440

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2019.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$785,650	$—	$785,650	$452,562	$215,587	$117,501
Total derivatives, subject to a master netting arrangement or similar arrangement	785,650	—	785,650	452,562	215,587	117,501
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	31,926	—	31,926	—	—	31,926
Embedded derivative - GLWB	62,538	—	62,538	—	—	62,538
Derivatives with PLC	115,379	—	115,379	—	—	115,379
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	209,843	—	209,843	—	—	209,843
Total derivatives	995,493	—	995,493	452,562	215,587	327,344
Total Assets	$995,493	$—	$995,493	$452,562	$215,587	$327,344

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$458,623	$—	$458,623	$452,562	$4,791	$1,270
Total derivatives, subject to a master netting arrangement or similar arrangement	458,623	—	458,623	452,562	4,791	1,270
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	231,516	—	231,516	—	—	231,516
Funds withheld derivative	70,583	—	70,583	—	—	70,583
Embedded derivative - GLWB	248,577	—	248,577	—	—	248,577
Embedded derivative - FIA	332,869	—	332,869	—	—	332,869
Embedded derivative - IUL	151,765	—	151,765	—	—	151,765
Other	53,245	—	53,245	—	—	53,245
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,088,555	—	1,088,555	—	—	1,088,555
Total derivatives	1,547,178	—	1,547,178	452,562	4,791	1,089,825
Repurchase agreements(1)	270,000	—	270,000	—	—	270,000
Total Liabilities	$1,817,178	$—	$1,817,178	$452,562	$4,791	$1,359,825

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9. COMMERCIAL MORTGAGE LOANS
Commercial Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2020, the Company’s commercial mortgage loan holdings were approximately $9.7 billion, and $9.5 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset classes (retail, industrial, senior living, office, and multi-family). With respect to retail, the Company’s focus is on the necessities of life sector. The Company believes that this retail focus, along with the other preferred asset classes tend to weather economic downturns better than other commercial real estate asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loan portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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

Certain of the commercial mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. As of June 30, 2020, assuming the loans are called at their next call dates, approximately $30.5 million of principal would become due for the remainder of 2020, $717.5 million in 2021 through 2025 and $57.1 million in 2026 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of June 30, 2020 and December 31, 2019, approximately $761.4 million and $717.0 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2020 and 2019, the Company recognized $0.5 million, $16.5 million , $12.0 million and, $14.2 million respectively, of participation commercial mortgage loan income.
As of June 30, 2020, the Company had $1.2 million invested assets that consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. Non-performing commercial mortgage loans include loans that are greater than 90 days delinquent, or otherwise deemed uncollectible. During the six months ended June 30, 2020, the Company recognized two troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2020, the Company did not have any commercial mortgage loans that were foreclosed and were converted to real estate properties. It is the Company’s policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the three and six months ended June 30, 2020.
As of June 30, 2019, $0.8 million of the Company’s invested assets consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the six months ended June 30, 2019, the Company recognized three troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and six months ended June 30, 2019, the Company did not have any commercial mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three and six months ended June 30, 2019.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act terminates on the earlier of December 31, 2020 or 60 days after the end of the national emergency declared on March 13, 2020. Accordingly, the Company provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). As of June 30, 2020, the Company had a total of 305 loans with $2.1 billion in unpaid principal balance under the Loan Modification Program. The modifications under this program include agreements to defer principal payments only or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
As of June 30, 2020, the amortized cost basis of the Company's commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of June 30, 2020
Commercial mortgage loans:
Performing	$591,896	$2,545,699	$1,625,965	$1,368,660	$961,861	$2,624,898	$9,718,979
Non-performing	—	—	—	—	—	—	—
Amortized cost	$591,896	$2,545,699	$1,625,965	$1,368,660	$961,861	$2,624,898	$9,718,979
Allowance for credit losses	(10,132)	(36,008)	(48,449)	(24,083)	(23,702)	(30,812)	(173,186)
Total commercial mortgage loans	$581,764	$2,509,691	$1,577,516	$1,344,577	$938,159	$2,594,086	$9,545,793
The following table presents loan-to-value ratios for commercial mortgages by year of vintage:

	Loan-to-Value Ratios for Commercial Mortgages by Year of Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of June 30, 2020
Commercial mortgage loans:
Greater than 75%	$31,134	$39,776	$106,759	$52,056	$6,648	$6,121	$242,494
50% - 75%	467,822	1,653,459	1,030,908	1,032,967	794,766	1,400,615	6,380,537
Less than 50%	92,940	852,464	488,298	283,637	160,447	1,218,162	3,095,948
Amortized Cost	591,896	2,545,699	$1,625,965	$1,368,660	$961,861	$2,624,898	$9,718,979
Allowance for credit losses	(10,132)	(36,008)	(48,449)	(24,083)	(23,702)	(30,812)	(173,186)
Total commercial mortgage loans	$581,764	$2,509,691	$1,577,516	$1,344,577	$938,159	$2,594,086	$9,545,793

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at both June 30, 2020 and December 31, 2019.
The following table presents debt service coverage ratios for commercial mortgages by year of vintage:

	Debt Service Coverage Ratios for Commercial Mortgages by Year of Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of June 30, 2020
Commercial mortgage loans:
>1.20x	$567,319	$2,271,803	$1,227,831	$1,102,631	$705,564	$2,071,033	$7,946,181
1.00x - 1.20x	24,577	272,789	295,053	212,063	196,169	372,406	1,373,057
<1.00x	—	1,107	103,081	53,966	60,128	181,459	399,741
Amortized Cost	591,896	2,545,699	1,625,965	1,368,660	961,861	2,624,898	9,718,979
Allowance for credit losses	(10,132)	(36,008)	(48,449)	(24,083)	(23,702)	(30,812)	(173,186)
Total commercial mortgage loans	$581,764	$2,509,691	$1,577,516	$1,344,577	$938,159	$2,594,086	$9,545,793

(1) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.75x at June 30, 2020 and 1.73x at December 31, 2019.

The ACL increased by $97 million during the six months ended June 30, 2020, primarily as a result of deterioration in the macroeconomic forecasts, as a result of COVID-19, used in the measurement of the ACL since the initial allowance was established.

For The Six Months Ended June 30, 2020
(Dollars In Thousands)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$4,884
Cumulative effect adjustment	80,239
Charge offs	—
Recoveries	(1,839)
Provision	89,902
Ending balance	$173,186

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$—
Cumulative effect adjustment	10,610
Charge offs	—
Recoveries	—
Provision	8,940
Ending balance	$19,550
An analysis of the delinquent loans is shown in the following chart:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of June 30, 2020	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$2,175	$2,260	$—	$4,435
Number of delinquent commercial mortgage loans	2	1	—	3

As of December 31, 2019
Commercial mortgage loans	$6,455	$—	$710	$7,165
Number of delinquent commercial mortgage loans	2	—	3	5

The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the six months ended June 30, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
An analysis of loans in a nonaccrual status is shown in the following chart:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of June 30, 2020
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$—	$—	$—	$—	$—	$—
As of December 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$710	$702	$—	$237	$20	$28
With an allowance recorded	$16,209	$16,102	$4,884	$3,242	$841	$838
Commercial mortgage loans that were modified in a troubled debt restructuring as of June 30, 2020 and December 31, 2019 are shown below.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of June 30, 2020
Troubled debt restructuring:
Commercial mortgage loans	1	$1,237	$1,237

As of December 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,771	$3,771

10. DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2020. PLC had a $280.0 million outstanding balance as of June 30, 2020. PLC did not have an outstanding balance as of December 31, 2019.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of June 30, 2020, on a consolidated basis, are shown in the following table:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,915,000	$1,915,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	275,579	2052	4.38%
Golden Gate V Vermont Captive Insurance Company(2)(3)	740,000	796,526	2037	5.12%
MONY Life Insurance Company(3)	1,885	2,235	2024	6.19%
Total	$2,986,834	$2,989,340

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

(3) Fixed rate obligations.

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2020, the fair value of securities pledged under the repurchase program was $103.2 million, and the repurchase obligation of $100.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 12 basis points). During the six months ended June 30, 2020, the maximum balance outstanding at any one point in time related to these programs was $440.0 million. The average daily balance was $84.0 million (at an average borrowing rate of 74 basis points) during the six months ended June 30, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million, and the repurchase obligation of $270.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of June 30, 2020, securities with a fair value of $99.6 million were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2020, the fair value of the collateral related to this program was $102.5 million and the Company has an obligation to return $102.5 million of collateral to the securities borrowers.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of June 30, 2020 and December 31, 2019:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2020
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$103,190	$—	$—	$—	$103,190
Total repurchase agreements and repurchase-to-maturity transactions	103,190	—	—	—	103,190
Securities lending transactions
Corporate securities	72,576	—	—	—	72,576
Equity securities	26,566	—	—	—	26,566
Other government related securities	419	—	—	—	419
Total securities lending transactions	99,561	—	—	—	99,561
Total securities	$202,751	$—	$—	$—	$202,751
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

11. COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space in approximately 9 cities as well as various office equipment. Most leases have terms ranging from two years to twenty-five years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at the Company’s discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable.

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

A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the receiver of SRUS on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. The Company is currently working to evaluate the impact of both options and to provide feedback/objections to the Receiver on the Rehabilitation Plan.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of June 30, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2020 and December 31, 2019.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,833,888	(9,781)	2,824,107
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,574)	—	(3,574)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(10,474)	1,799	(8,675)
Balance, December 31, 2019	$1,415,631	$(7,989)	$1,407,642
Other comprehensive income (loss) before reclassifications	778,919	(2,401)	776,518
Other comprehensive income (loss) on investments for which a credit loss has been recognized in earnings	(1,767)	—	(1,767)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	31,966	2,110	34,076
Balance, June 30, 2020	$2,224,749	$(8,280)	$2,216,469

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of June 30, 2020 and December 31, 2019, net unrealized gains reported in AOCI were offset by $(1.3) billion and $(776.9) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2020 and 2019.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2020	2019	2020	2019
		(Dollars In Thousands)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(1,467)	$(336)	$(2,671)	$(614)
	Tax (expense) benefit	308	70	561	128
		$(1,159)	$(266)	$(2,110)	$(486)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$2,447	$1,062	$41,617	$6,199
	Net credit losses recognized in operations	(30,288)	—	(82,081)	—
	Net impairment losses recognized in operations	—	(698)	—	(3,840)
	Tax (expense) benefit	5,847	(76)	8,498	(495)
		$(21,994)	$288	$(31,966)	$1,864

(1) See Note 7, Derivative Financial Instruments for additional information

13. INCOME TAXES
The Company used its respective estimates for its annual 2020 and 2019 incomes in computing its effective income tax rates for the three and six months ended June 30, 2020 and 2019. The effective tax rates for the three and six months ended June 30, 2020 and 2019, were 19.8%, 19.6% 16.9%, and 18.2% respectively.
The CARES Act, as described in Note 9, Commercial Mortgage Loans, included tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was in the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act was not material to the Company's consolidated financial statements; however, if we were to have a taxable loss for the year ended December 31, 2020, we would be able to carryback those losses to prior periods. At this time, the Company does not expect the impact of the CARES Act to be material to the Company's consolidated financial statements for the year ended December 31, 2020.
In April 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have been settled, other than interest; the settlement of interest will not materially impact the Company or its effective tax rate.
In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.
Due to the aforementioned IRS adjustments to the Company's pre-2017 taxable income, the Company has amended certain of its 2014 through 2016 state income tax returns. Such amendments will cause such years to remain open, pending the states' acceptances of the returns.
There have been no changes to the balance of unrecognized tax benefits during the quarter ended June 30, 2020. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.

14. OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

In the first quarter of 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment, Retail Life and Annuity. These changes enable the Company to better serve the needs of its customer and to help achieve the goals of the organization.

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
There were no significant intersegment transactions during the three and six months ended June 30, 2019.
As of April 1, 2020, the Company refined its method of allocating the realized gains and losses associated with its derivative portfolios to the Acquisitions and Retail Life and Annuity operating segments. As a result, the Company has reallocated approximately $62 million in realized gains on derivatives from the Acquisitions segment to the Retail Life and Annuity segment in the presentation for the six months ended June 30, 2020 to reflect the impact this change in method had on the three month period ended March 31, 2020. The impact of the change in allocation was not considered material to the operation segment results for the three months ended June 30, 2019.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Retail Life and Annuity	$553,872	$573,256	$1,330,516	$1,166,010
Acquisitions	797,561	667,031	1,597,162	1,276,973
Stable Value Products	52,539	67,585	89,141	127,164
Asset Protection	69,103	73,070	141,592	146,265
Corporate and Other	31,365	38,151	30,915	67,486
Total revenues	$1,504,440	$1,419,093	$3,189,326	$2,783,898
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$20,035	37,378	7,715	$84,390
Acquisitions	97,997	69,810	173,122	144,722
Stable Value Products	16,665	28,106	41,990	50,345
Asset Protection	12,740	8,459	23,367	17,308
Corporate and Other	(30,897)	(38,906)	(71,772)	(83,112)
Pre-tax adjusted operating income	116,540	104,847	174,422	213,653
Realized gains (losses) and adjustments	89,301	80,876	122,892	148,797
Income before income tax	205,841	185,723	297,314	362,450
Income tax expense	(40,736)	(31,309)	(58,244)	(65,938)
Net income	$165,105	$154,414	$239,070	$296,512

Pre-tax adjusted operating income	$116,540	$104,847	$174,422	$213,653
Adjusted operating income tax expense	(21,982)	(14,325)	(32,436)	(34,691)
After-tax adjusted operating income	94,558	90,522	141,986	178,962
Realized gains (losses) and adjustments	89,301	80,876	122,892	148,797
Income tax (expense) benefit on adjustments	(18,754)	(16,984)	(25,808)	(31,247)
Net income	$165,105	$154,414	$239,070	$296,512

Realized gains (losses) and adjustments:
Derivative financial instruments	$(160,578)	$(55,266)	$77,562	$(128,574)
Investments	180,680	98,811	(95,571)	225,197
Less: related amortization(1)	(55,952)	(26,840)	(114,378)	(31,201)
Less: VA GLWB economic cost	(13,247)	(10,491)	(26,523)	(20,973)
Total realized gains (losses) and adjustments	$89,301	$80,876	$122,892	$148,797

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net investment income
Retail Life and Annuity	$246,929	$231,570	$499,348	$462,468
Acquisitions	413,346	355,761	829,773	680,272
Stable Value Products	52,399	67,122	115,069	124,743
Asset Protection	6,491	7,049	13,706	13,851
Corporate and Other	21,270	23,692	35,519	45,282
Total net investment income	$740,435	$685,194	$1,493,415	$1,326,616

Amortization of DAC and VOBA
Retail Life and Annuity	$6,752	5,246	(7,004)	$20,194
Acquisitions	(42,355)	12,037	9,606	10,961
Stable Value Products	770	854	1,567	1,727
Asset Protection	16,325	15,700	31,286	31,328
Corporate and Other	—	—	—	—
Total amortization of DAC and VOBA	$(18,508)	$33,837	$35,455	64,210

	Operating Segment Assets
	As of June 30, 2020
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$38,003,155	$54,020,299	$5,858,557
DAC and VOBA	2,503,881	885,472	5,166
Other intangibles	384,423	34,668	6,389
Goodwill	558,501	23,862	113,924
Total assets	$41,449,960	$54,964,301	$5,984,036

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$862,780	$19,288,486	$118,033,277
DAC and VOBA	167,478	—	3,561,997
Other intangibles	106,690	32,945	565,115
Goodwill	129,224	—	825,511
Total assets	$1,266,172	$19,321,431	$122,985,900

	Operating Segment Assets
	As of December 31, 2019
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$37,448,239	$54,074,450	$5,317,885
DAC and VOBA	2,416,616	924,090	5,221
Other intangibles	401,178	36,321	6,722
Goodwill	558,501	23,862	113,924
Total assets	$40,824,534	$55,058,723	$5,443,752

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$878,386	$17,830,217	$115,549,177
DAC and VOBA	173,628	—	3,519,555
Other intangibles	112,032	27,173	583,426
Goodwill	129,224	—	825,511
Total assets	$1,293,270	$17,857,390	$120,477,669

15. SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2020, and through the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

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

In the first quarter of 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment, Retail Life and Annuity. These changes enable the Company to better serve the needs of its customers and to help achieve the goals of the organization.

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

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were affected primarily by the effect of the COVID-19 pandemic on mortality and equity markets. The COVID-19 pandemic has resulted in an increase in claims in the traditional life and universal life blocks. Further, the pandemic has resulted in significant volatility in equity markets which has impacted variable product account values. Declining variable product account values accelerated the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) resulted in higher annuity guaranteed benefit and other reserves and lower fee income during the three months ended March 31, 2020. An improvement in equity markets during the three months ended June 30, 2020, did generate an increase in account values which resulted in the slowing of DAC and VOBA amortization for the three month period and a decrease in the aforementioned reserves. While the equity markets did experience gains during the three months ended June 30, 2020, they have not rebounded to pre-pandemic levels. As a result, account values have not rebounded to pre-pandemic levels. If variable product account values increase, our exposure to claims related to guaranteed benefits will decline which in turn will result in lowering the required reserves associated with these guaranteed benefits.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during the second quarter of 2020 were lower sales due to a drop in industry auto sales, as well as a reduction in incurred claims for certain products. While there remains significant uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2020 results, the potential impact in future periods includes: 1) lower sales due to significantly lower auto sales 2) a potential reduction in vehicle service contracts and GAP claims as a result of less miles driven, and 3) lower general and administrative expenses, especially with respect to travel costs.

Corporate Securities. The corporate securities category of fixed maturities had gross unrealized losses greater than twelve months of $219.3 million as of June 30, 2020, excluding losses of $81.4 million that were considered credit related. The decline in fair value as of June 30, 2020, reflects deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices. Multiple sectors were affected with the largest impacts in the oil & gas, real estate, and consumer and retail industries. Fair values were also negatively affected by disruptions in capital markets activity during the last six months due to COVID-19. The aggregate decline in fair value of the remaining securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.

Commercial Mortgage Loans. On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act terminates on the earlier of December 31, 2020 or 60 days after the end of the national emergency declared on March 13, 2020. Accordingly, we provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). As of June 30, 2020, we had a total of 305 loans with $2.1 billion in unpaid principal balance under the Loan Modification Program. The modifications under this program include agreements to defer principal payments only or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
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

Level term policies are policies in which premium rate remains the same for our established level term period (e.g. 20 years). At the end of the level term period, premium rates typically increase significantly and policyholder lapse rates are typically high. Since most of our reinsurance premiums are paid on an annual in advance basis, at each period end, we establish an accrual to adjust for the income effect of policies expected to lapse in the next period. Premiums paid to and refunded by reinsurers is included in reinsurance ceded, while adjustments from the accrual for post level policy lapses is included in the benefits and settlement expenses line in the statements of income (loss). As a result, over time there can be significant volatility in these individual line items due to the impact of business entering the post level period.

As of April 1, 2020, we refined our method of allocating the realized gains and losses associated with our derivative portfolios to the Acquisitions and Retail Life and Annuity operating segments. As a result, we have reallocated approximately $62 million in realized gains on derivatives from the Acquisitions segment to the Retail Life and Annuity segment in the presentation for the six months ended June 30, 2020 to reflect the impact this change in method had on the three month period ended March 31, 2020. The impact of the change in allocation was not considered material to the operation segment results for the three months ended June 30, 2019.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Retail Life & Annuity	$20,035	$37,378	(46.4)%	$7,715	$84,390	(90.9)%
Acquisitions	97,997	69,810	40.4	173,122	144,722	19.6
Stable Value Products	16,665	28,106	(40.7)	41,990	50,345	(16.6)
Asset Protection	12,740	8,459	50.6	23,367	17,308	35.0
Corporate and Other	(30,897)	(38,906)	(20.6)	(71,772)	(83,112)	(13.6)
Pre-tax adjusted operating income	116,540	104,847	11.2	174,422	213,653	(18.4)
Realized gains (losses) and adjustments	89,301	80,876	10.4	122,892	148,797	(17.4)
Income before income tax	205,841	185,723	10.8	297,314	362,450	(18.0)
Income tax expense	(40,736)	(31,309)	30.1	(58,244)	(65,938)	(11.7)
Net income	$165,105	$154,414	6.9%	$239,070	$296,512	(19.4)%

Pre-tax adjusted operating income	$116,540	$104,847	11.2%	$174,422	$213,653	(18.4)%
Adjusted operating income tax expense	(21,982)	(14,325)	53.5	(32,436)	(34,691)	(6.5)
After-tax adjusted operating income	94,558	90,522	4.5	141,986	178,962	(20.7)
Realized gains (losses) and adjustments	89,301	80,876	10.4	122,892	148,797	(17.4)
Income tax expense on adjustments	(18,754)	(16,984)	10.4	(25,808)	(31,247)	(17.4)
Net income	$165,105	$154,414	6.9%	$239,070	$296,512	(19.4)%

Realized gains (losses) and adjustments:
Derivative financial instruments	$(160,578)	$(55,266)	n/m	$77,562	$(128,574)	n/m
Investments	180,680	98,811	82.9	(95,571)	225,197	n/m
Less: related amortization(1)	(55,952)	(26,840)	n/m	(114,378)	(31,201)	n/m
Less: VA GLWB economic cost	(13,247)	(10,491)	26.3	(26,523)	(20,973)	26.5
Total realized gains (losses) and adjustments	$89,301	$80,876	10.4%	$122,892	$148,797	(17.4)%

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended June 30, 2020 as compared to The Three Months Ended June 30, 2019

Net income for the three months ended June 30, 2020 included a $11.7 million increase in pre-tax adjusted operating income. The increase consisted of a $28.2 million increase in the Acquisition segment, a $4.3 million increase in the Asset Protection segment, and a $8.0 million improvement in the Corporate and Other segment. These increases were partially offset by a $11.4 million decrease in the Stable Value Products segment and a $17.3 million decrease in the Retail Life and Annuity segment.

For The Six Months Ended June 30, 2020 as compared to The Six Months Ended June 30, 2019

Net income for the six months ended June 30, 2020 included a $39.2 million decrease in pre-tax adjusted operating income. The decrease consisted of a $76.7 million decrease in the Retail Life and Annuity segment and a $8.4 million decrease in the Stable Value Products segment which was partially offset by a $11.3 million improvement in the Corporate and Other segment, a $28.4 million increase in the Acquisition segment, and a $6.1 million increase in the Asset Protection segment.

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$558,585	$527,427	5.9%	$995,734	$1,048,962	(5.1)%
Reinsurance ceded	(254,894)	(238,933)	6.7	(239,617)	(465,357)	(48.5)
Net premiums and policy fees	303,691	288,494	5.3	756,117	583,605	29.6
Net investment income	246,929	231,570	6.6	499,348	462,468	8.0
Realized gains (losses) - investments/derivatives	(10,375)	(10,491)	(1.1)	(20,792)	(20,973)	(0.9)
Other income	39,251	40,822	(3.8)	80,519	80,234	0.4
Total operating revenues	579,496	550,395	5.3	1,315,192	1,105,334	19.0
Realized gains (losses) - investments/derivatives	(25,624)	22,861	n/m	15,324	60,676	(74.7)
Total revenues	553,872	573,256	(3.4)	1,330,516	1,166,010	14.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	483,392	432,809	11.7	1,114,216	860,586	29.5
Amortization of DAC/VOBA	30,250	29,926	1.1	98,063	55,748	75.9
Other operating expenses	45,819	50,282	(8.9)	95,198	104,610	(9.0)
Operating benefits and settlement expenses	559,461	513,017	9.1	1,307,477	1,020,944	28.1
Benefits and settlement expenses related to realized gains (losses)	3,719	(4,499)	n/m	(20,610)	(543)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	(23,498)	(24,680)	(4.8)	(105,067)	(35,554)	n/m
Total benefits and expenses	539,682	483,838	11.5	1,181,800	984,847	20.0
INCOME BEFORE INCOME TAX	14,190	89,418	(84.1)	148,716	181,163	(17.9)
Less: realized gains (losses) - investments/derivatives	(25,624)	22,861	n/m	15,324	60,676	(74.7)
Less: related benefits and settlement expenses	(3,719)	4,499	n/m	20,610	543	n/m
Less: related amortization of DAC/VOBA	23,498	24,680	(4.8)	105,067	35,554	n/m
PRE-TAX ADJUSTED OPERATING INCOME	$20,035	$37,378	(46.4)%	$7,715	$84,390	(90.9)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional life(1)	$47,835	$52,649	(9.1)%	$117,416	$104,171	12.7%
Universal life(1)	11,032	27,656	(60.1)	22,864	55,753	(59.0)
Fixed annuity(2)	397,609	625,616	(36.4)	1,010,485	958,194	5.5
Variable annuity(2)	38,166	64,014	(40.4)	93,480	109,347	(14.5)
	$494,642	$769,935	(35.8)%	$1,244,245	$1,227,465	1.4%
Average Account Values
Universal life	$7,691,706	$7,802,418	(1.4)%	$7,714,705	$7,800,099	(1.1)%
Variable universal life(6)	770,504	813,106	(5.2)	805,371	785,188	2.6
Fixed annuity(3)	10,713,912	9,709,506	10.3	10,589,220	9,620,734	10.1
Variable annuity	10,354,967	12,190,463	(15.1)	10,724,275	12,076,929	(11.2)
	$29,531,089	$30,515,493	(3.2)%	$29,833,571	$30,282,950	(1.5)%
Average Life Insurance In-force(4)
Traditional	$373,096,503	$358,374,682	4.1%	$370,851,816	$357,745,705	3.7%
Universal life	288,510,477	287,131,903	0.5	288,700,046	286,257,024	0.9
	$661,606,980	$645,506,585	2.5%	$659,551,862	$644,002,729	2.4%
Interest Spread - Fixed Annuities(5)
Net investment income yield	3.71%	3.57%		3.81%	3.67%
Interest credited to policyholders	2.54%	2.54%		2.50%	2.50%
Interest spread	1.17%	1.03%		1.31%	1.17%

	As of
	June 30, 2020	December 31, 2019
	(Dollars In Thousands)
VA GLWB Benefit Base	$9,660,507	$9,850,644
Account value subject to GLWB rider	$7,365,129	$8,403,428

(1)  Sales data for traditional life insurance, other than Single Premium Whole Life (“SPWL”) insurance, is based on annualized premiums. SPWL insurance sales are based on total single premium dollars received in the period. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.

(2) Sales are measured based on the amount of purchase payments received less first year surrenders.
(3) Includes general account balances held within VA products. Fixed annuity account value is net of reinsurance ceded.
(4) Amounts are not adjusted for reinsurance ceded.
(5) Interest spread on average general account values.
(6) Includes general account balances held within VUL products.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $17.3 million which was driven by higher claims in the universal life block and traditional life block and lower variable annuity (“VA”) fees, partially offset by a favorable change in guaranteed benefit reserves, higher annuity interest spread, and favorable unlocking. Segment results were positively impacted by $5.4 million of favorable unlocking as compared to $3.3 million of unfavorable unlocking in 2019.

Net premiums and policy fees

Net premiums and policy fees increased by $15.2 million driven by a favorable impact due to post level activity in the traditional life block, partially offset by a decrease in the universal life block and lower VA fee income.
Net investment income
Net investment income in the segment increased $15.4 million driven by higher liability balances.

Other income

Other income decreased $1.6 million due to lower variable annuity guaranteed benefit rider changes, partially offset by higher fixed annuity guaranteed benefit rider charges.

Benefits and settlement expenses

Benefits and settlement expenses increased by $50.6 million driven by higher traditional life and universal life claims, unfavorable change in reserves in the traditional life block, higher annuity credited interest, and an unfavorable change in unlocking. These increases are partially offset by a favorable change in reserves in the universal life block and a favorable change in annuity guaranteed benefit reserves. Segment results were negatively impacted by $6.5 million of unfavorable unlocking as compared to $3.2 million of unfavorable unlocking in 2019.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $0.3 million primarily due to more unfavorable DAC and VOBA amortization in the universal life block, traditional life, and annuity blocks, partially offset by favorable unlocking. Segment results were positively impacted by $11.8 million of favorable unlocking as compared to $0.1 million of unfavorable unlocking in 2019.
Other operating expenses
Other operating expenses decreased $4.5 million which was driven by higher ceding allowances and lower commissions.

For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $76.7 million which was driven by higher claims in the universal life block, an unfavorable change in guaranteed benefit reserves, and unfavorable unlocking, partially offset by higher investment income and annuity interest spread. Segment results were negatively impacted by $47.7 million of unfavorable unlocking as compared to $9.0 million of favorable unlocking in 2019.

Net premiums and policy fees

Net premiums and policy fees increased by $172.5 million driven by a favorable impact of post level activity in the traditional life block, partially offset by a decrease in net premiums in the universal life block and lower variable annuity fee income.
Net investment income
Net investment income in the segment increased $36.9 million driven by higher liability balances and participation commercial mortgage loan income.

Other income

Other income increased $0.3 million due to higher fixed annuity guaranteed benefit rider charges, partially offset by lower variable annuity guaranteed benefit rider charges.

Benefits and settlement expenses

Benefits and settlement expenses increased by $253.6 million which was driven by an unfavorable change in reserves in the traditional life block due to post level impacts, higher traditional life and universal life claims, higher annuity credited interest, an unfavorable change in annuity guaranteed benefit reserves, and unfavorable unlocking, partially offset by a favorable change in reserves in the universal life block and favorable SPIA mortality. Segment results were negatively impacted by $15.2 million of unfavorable unlocking as compared to $1.4 million of unfavorable unlocking in 2019.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $42.3 million primarily due to unfavorable unlocking in the variable universal life and variable annuity blocks. DAC and VOBA unlocking was $32.5 million unfavorable as compared to $10.4 million favorable in 2019.
Other operating expenses
Other operating expenses decreased $9.4 million which was driven by higher ceding allowances, partially offset by higher commissions.

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
Impact of reinsurance

Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(254,894)	$(238,933)	6.7%	$(239,617)	$(465,357)	(48.5)%
Realized gains (losses) - derivatives	9,985	10,497	(4.9)	20,019	21,122	(5.2)
Other income	(1,203)	—	n/m	(1,203)	—	n/m
Total operating revenues	(246,112)	(228,436)	7.7	(220,801)	(444,235)	(50.3)
Realized gains (losses) - derivatives, net of economic cost	43,079	73,365	(41.3)	296,535	110,756	n/m
Total revenues	(203,033)	(155,071)	30.9	75,734	(333,479)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	(249,992)	(173,482)	44.1	(180,881)	(340,842)	(46.9)
Amortization of DAC/VOBA	(962)	(1,063)	(9.5)	(1,994)	(2,228)	(10.5)
Other operating expenses(1)	(49,962)	(47,135)	6.0	(101,269)	(90,956)	11.3
Operating benefits and expenses	(300,916)	(221,680)	35.7	(284,144)	(434,026)	(34.5)
Benefits and settlement expenses related to realized gains (losses)	152	(380)	n/m	(1,947)	(249)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	(1,407)	480	n/m	3,414	1,538	n/m
Total benefits and expenses	(302,171)	(221,580)	36.4	(282,677)	(432,737)	(34.7)
NET IMPACT OF REINSURANCE	$99,138	$66,509	49.1%	$358,411	$99,258	n/m

(1) Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

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

For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019

The higher ceded premium and policy fees was driven by higher ceded premiums in the universal life block.

Ceded benefits and settlement expenses were higher due to higher ceded claims in the universal life block and higher ceded reserves in the traditional life block, offset by lower ceded reserves in the universal life block and lower claims in the traditional life block.

Ceded other operating expenses increased due to higher ceding allowances on the universal life and traditional life blocks. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019

The lower ceded premium and policy fees was caused primarily by lower ceded traditional life premiums of $245.1 million, primarily due to fluctuations in the number of policies entering their post level period during the first quarter of 2020.

Ceded benefits and settlement expenses were lower due to lower ceded reserves in the traditional life block due to fluctuations in the number of policies entering their post level period and lower ceded universal life reserves, offset by higher universal life ceded claims.

Ceded other operating expenses increased due to higher ceding allowances on the universal life and traditional life blocks. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$374,910	$333,515	12.4%	$755,694	$656,887	15.0%
Reinsurance ceded	(76,015)	(69,289)	9.7	(98,903)	(130,221)	(24.0)
Net premiums and policy fees	298,895	264,226	13.1	656,791	526,666	24.7
Net investment income	413,346	355,761	16.2	829,773	680,272	22.0
Realized gains (losses) - investments/derivatives	(2,872)	—	n/m	(5,731)	—	n/m
Other income	36,388	27,912	30.4	86,392	31,680	n/m
Total operating revenues	745,757	647,899	15.1	1,567,225	1,238,618	26.5
Realized gains (losses) - investments/derivatives	51,804	19,132	n/m	29,937	38,335	(21.9)
Total revenues	797,561	667,031	19.6	1,597,162	1,276,953	25.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	589,661	508,542	16.0	1,260,398	985,199	27.9
Amortization of VOBA	(4,899)	11,978	n/m	6,186	10,508	(41.1)
Other operating expenses	62,998	57,569	9.4	127,519	98,189	29.9
Operating benefits and expenses	647,760	578,089	12.1	1,394,103	1,093,896	27.4
Benefits and settlement expenses related to realized gains (losses)	1,283	2,280	(43.7)	7,879	4,443	77.3
Amortization of VOBA related to realized gains (losses)	(37,456)	59	n/m	3,420	453	n/m
Total benefits and expenses	611,587	580,428	5.4	1,405,402	1,098,792	27.9
INCOME BEFORE INCOME TAX	185,974	86,603	n/m	191,760	178,161	7.6
Less: realized gains (losses) - investments/derivatives	51,804	19,132	n/m	29,937	38,335	(21.9)
Less: related benefits and settlement expenses	(1,283)	(2,280)	(43.7)	(7,879)	(4,443)	77.3
Less: related amortization of VOBA	37,456	(59)	n/m	(3,420)	(453)	n/m
PRE-TAX ADJUSTED OPERATING INCOME	$97,997	$69,810	40.4%	$173,122	$144,722	19.6%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$245,999,466	$242,688,694	1.4%	$249,424,266	$233,623,764	6.8%
Universal life	67,294,151	50,018,819	34.5	67,939,000	40,922,491	66.0
	$313,293,617	$292,707,513	7.0%	$317,363,266	$274,546,255	15.6%
Average Account Values
Universal life(2)	$15,508,200	$11,218,146	38.2%	$15,575,792	$11,243,354	38.5%
Variable universal life	7,446,797	3,916,508	90.1	7,557,763	3,927,975	92.4
Fixed annuity(2)	10,523,973	10,562,347	(0.4)	10,629,836	10,635,838	(0.1)
Variable annuity	4,445,075	2,897,808	53.4	4,836,282	2,796,969	72.9
	$37,924,045	$28,594,809	32.6%	$38,599,673	$28,604,136	34.9%
Interest Spread - Fixed Annuities
Net investment income yield	4.06%	3.95%		4.00%	3.84%
Interest credited to policyholders	2.94%	2.97%		3.12%	3.03%
Interest spread(3)	1.12%	0.98%		0.88%	0.81%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable products and is net of coinsurance ceded.
(3) Interest spread on average general account values
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
 For The Three Months Ended June 30, 2020 as compared to The Three Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $98.0 million for the three months ended June 30, 2020, an increase of $28.2 million, primarily due to the favorable impact of $21.9 million from the GWL&A transaction.
Operating revenues
Net premiums and policy fees increased $34.7 million primarily due to the premiums associated with the GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $57.6 million primarily due to the $69.5 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $31.2 million primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $70.8 million. This was partly offset by expected runoff of the in-force blocks of business and improvement in equity market impacts in the current quarter.

 For The Six Months Ended June 30, 2020 as compared to The Six Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income was $173.1 million, an increase of $28.4 million, primarily due to the favorable impact of $47.5 million from the GWL&A transaction.
Operating revenues
Net premiums and policy fees increased $130.1 million primarily due to the premiums associated with the GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $149.5 million primarily due to the $174.4 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $306.6 million primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $325.2 million. This was partly offset by expected runoff of the in-force blocks of business.

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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(76,015)	$(69,289)	9.7%	$(98,903)	$(130,221)	(24.0)%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(73,037)	(56,782)	28.6	(82,994)	(116,251)	(28.6)
Amortization of VOBA	(230)	(144)	59.7	(348)	(268)	29.9
Other operating expenses	(7,651)	(8,197)	(6.7)	(14,833)	(15,749)	(5.8)
Total benefits and expenses	(80,918)	(65,123)	24.3	(98,175)	(132,268)	(25.8)

NET IMPACT OF REINSURANCE(1)	$4,903	$(4,166)	n/m	$(728)	$2,047	n/m

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
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

For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019
The net impact of reinsurance was more favorable by $9.1 million primarily due to higher ceded benefit and settlement expenses partly offset by higher ceded revenue. Ceded revenues increased by $6.7 million, while ceded total benefits and expenses increased $15.8 million.
For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019
The net impact of reinsurance was less favorable by $2.8 million primarily due to lower ceded benefit and settlement expenses partly offset by higher ceded revenue. Ceded revenues decreased by $31.3 million, while ceded total benefits and expenses decreased $34.1 million.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$52,399	$67,122	(21.9)%	$115,069	$124,743	(7.8)%
Other income	—	5	(100.0)	—	5	(100.0)
Total operating revenues	52,399	67,127	(21.9)	115,069	124,748	(7.8)
Realized gains (losses) - investments/derivatives	140	458	(69.4)	(25,928)	2,416	n/m
Total revenues	52,539	67,585	(22.3)	89,141	127,164	(29.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	34,011	37,221	(8.6)	69,933	71,061	(1.6)
Amortization of DAC	770	854	(9.8)	1,567	1,727	(9.3)
Other operating expenses	953	946	0.7	1,579	1,615	(2.2)
Total benefits and expenses	35,734	39,021	(8.4)	73,079	74,403	(1.8)
INCOME BEFORE INCOME TAX	16,805	28,564	(41.2)	16,062	52,761	(69.6)
Less: realized gains (losses)	140	458	(69.4)	(25,928)	2,416	n/m
PRE-TAX ADJUSTED OPERATING INCOME	$16,665	$28,106	(40.7)%	$41,990	$50,345	(16.6)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
GIC	$—	$—	—%	$3,000	$—	n/m
GFA	500,000	700,000	(28.6)%	1,000,000	1,350,000	(25.9)%
	$500,000	$700,000	(28.6)%	$1,003,000	$1,350,000	(25.7)%

Average Account Values	$5,677,661	$5,778,340	(1.7)%	$5,672,489	$5,617,415	1.0%
Ending Account Values	$5,984,036	$5,816,502	2.9%	$5,984,036	$5,816,502	2.9%

Operating Spread
Net investment income yield	3.68%	4.65%		4.05%	4.44%
Interest credited	2.39	2.58		2.46	2.53
Operating expenses	0.12	0.13		0.11	0.12
Operating spread	1.17%	1.94%		1.48%	1.79%

Adjusted operating spread(2)	1.16%	1.20%		1.22%	1.39%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participation commercial mortgage loan income.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $11.4 million primarily due to lower participation commercial mortgage income and lower adjusted operating spread. Participation commercial mortgage income for the three months ended June 30, 2020, was $0.1 million as compared to $10.7 million for the three months ended June 30, 2019. The adjusted operating spread, which excludes participation commercial mortgage loan income, decreased by 4 basis points for the three months ended June 30, 2020, from the prior year, due primarily to a decrease in average yields on investments, partially offset by a decrease in credited interest.

For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $8.4 million primarily due to lower participation commercial mortgage loan income and lower adjusted operating spread. Participation commercial mortgage income for the six months ended June 30, 2020, was $7.2 million as compared to $11.5 million for the six months ended June 30, 2019. The adjusted operating spread, which excludes participation commercial mortgage loan income, decreased by 17 basis points for the six months ended June 30, 2020, from the prior year, due primarily to a decrease in average yields on investments, partially offset by a decrease in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$72,984	$75,339	(3.1)%	$148,203	$150,874	(1.8)%
Reinsurance ceded	(45,664)	(44,673)	2.2	(91,371)	(88,718)	3.0
Net premiums and policy fees	27,320	30,666	(10.9)	56,832	62,156	(8.6)
Net investment income	6,491	7,049	(7.9)	13,706	13,851	(1.0)
Other income	35,292	35,355	(0.2)	71,054	70,258	1.1
Total operating revenues	69,103	73,070	(5.4)	141,592	146,265	(3.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	18,013	24,022	(25.0)	38,917	47,621	(18.3)
Amortization of DAC/VOBA	16,325	15,700	4.0	31,286	31,328	(0.1)
Other operating expenses	22,025	24,889	(11.5)	48,022	50,008	(4.0)
Total benefits and expenses	56,363	64,611	(12.8)	118,225	128,957	(8.3)
INCOME BEFORE INCOME TAX	12,740	8,459	50.6	23,367	17,308	35.0
PRE-TAX ADJUSTED OPERATING INCOME	$12,740	$8,459	50.6%	$23,367	$17,308	35.0%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Credit insurance	$1,180	$2,343	(49.6)%	$2,888	$4,623	(37.5)%
Service contracts	84,405	104,340	(19.1)	179,398	190,430	(5.8)
GAP	17,376	20,239	(14.1)	35,465	36,965	(4.1)
	$102,961	$126,922	(18.9)%	$217,751	$232,018	(6.1)%
Loss Ratios(2)
Credit insurance	13.1%	20.2%		29.9%	23.2%
Service contracts	61.4	68.1		60.2	63.1
GAP	91.7	122.3		106.4	125.9

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income increased $4.3 million due to an increase in service contract earnings of $2.6 million, primarily due to lower loss ratios and lower expenses, an increase of $1.8 million in the GAP product line due to lower loss ratios, and a decrease of $0.1 million in the credit insurance product line due to lower volume.

Net premiums and policy fees

Net premiums and policy fees decreased $3.3 million due to a decrease of $1.5 million in service contract premiums primarily due to higher ceded activity. GAP premiums decreased $1.3 million and credit insurance premiums decreased $0.5 million as a result of lower sales.
Benefits and settlement expenses
Benefits and settlement expenses decreased $6.0 million due to GAP claims decreasing $3.4 million and service contract claims decreasing $2.4 million due to lower volume and lower loss ratios. Credit insurance claims decreased $0.2 million, primarily due to lower loss ratios.

Sales

Total segment sales decreased $24.0 million due to a decrease of $20.0 million of service contract sales, a decrease of $2.9 million of GAP sales, and a decrease of $1.1 million in credit insurance sales.

For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019

Pre-tax adjusted operating income

Pre-tax adjusted operating income increased $6.1 million primarily due to a $4.3 million increase in service contract earnings primarily due to higher administrative fees and lower expenses. Earnings from the GAP product line increased $2.4 million, primarily due to lower loss ratios. Earnings from the credit insurance product line decreased $0.6 million, primarily due to lower volume.

Net premiums and policy fees

Net premiums and policy fees decreased $5.3 million due to decreases in all product lines. GAP premiums decreased $3.7 million, credit insurance premiums decreased $0.9 million and service contract premiums decreased $0.7 million as a result of lower sales.
Benefits and settlement expenses
Benefits and settlement expenses decreased $8.7 million primarily due to a decrease in GAP and service contract claims of $7.0 million and $1.6 million, respectively due to lower volume and lower loss ratios. Credit insurance claims decreased $0.1 million due to lower volume, mostly offset by higher loss ratios.

Sales

Total segment sales decreased $14.2 million due to a decrease in all product lines. Service contract sales decreased $11.0 million, credit insurance sales decreased $1.7 million, and GAP sales decreased $1.5 million.

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(45,664)	$(44,673)	2.2%	$(91,371)	$(88,718)	3.0%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(20,713)	(20,826)	(0.5)	(41,229)	(39,546)	4.3
Amortization of DAC/VOBA	(1,048)	(872)	20.2	(2,102)	(1,665)	26.2
Other operating expenses	(1,313)	(999)	31.4	(2,435)	(2,138)	13.9
Total benefits and expenses	(23,074)	(22,697)	1.7	(45,766)	(43,349)	5.6
NET IMPACT OF REINSURANCE(1)	$(22,590)	$(21,976)	n/m	$(45,605)	$(45,369)	n/m

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended June 30, 2020, as compared to The Three Months Ended June 30, 2019
Reinsurance premiums ceded increased $1.0 million primarily due to an increase in ceded service contract premiums somewhat offset by a decrease in ceded credit insurance premiums.

Benefits and settlement expenses ceded decreased $0.1 million primarily due to lower ceded losses in the GAP product line, mostly offset by higher ceded losses in the service contract and credit product lines.

Amortization of DAC and VOBA ceded increased $0.2 million and other operating expenses ceded increased $0.3 million as the result of changes in ceded activity in all product lines.
For The Six Months Ended June 30, 2020, as compared to The Six Months Ended June 30, 2019
Reinsurance premiums ceded increased $2.7 million which was primarily due to an increase in ceded service contract and ceded GAP premiums somewhat offset by a decrease in ceded credit insurance premiums.

Benefits and settlement expenses ceded increased $1.7 million which was primarily due to higher ceded losses in the service contract and credit product lines, partially offset by lower ceded losses in the GAP product line.

Amortization of DAC and VOBA ceded increased $0.4 million and other operating expenses ceded increased $0.3 million as the result of changes in ceded activity in all product lines.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,			For The Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,633	$2,816	(6.5)%	$5,646	$6,060	(6.8)%
Reinsurance ceded	—	(20)	(100.0)	—	(136)	(100.0)
Net premiums and policy fees	2,633	2,796	(5.8)	5,646	5,924	(4.7)
Net investment income	21,270	23,692	(10.2)	35,519	45,282	(21.6)
Other income	433	78	n/m	569	131	n/m
Total operating revenues	24,336	26,566	(8.4)	41,734	51,337	(18.7)
Realized gains (losses) - investments/derivatives	7,029	11,585	(39.3)	(10,819)	16,149	n/m
Total revenues	31,365	38,151	(17.8)	30,915	67,486	(54.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,095	3,078	(31.9)	5,603	8,240	(32.0)
Amortization of DAC/VOBA	—	—	n/m	—	—	n/m
Other operating expenses	53,138	62,394	(14.8)	107,903	126,209	(14.5)
Total benefits and expenses	55,233	65,472	(15.6)	113,506	134,449	(15.6)
INCOME (LOSS) BEFORE INCOME TAX	(23,868)	(27,321)	(12.6)	(82,591)	(66,963)	23.3
Less: realized gains (losses) - investments/derivatives	7,029	11,585	(39.3)	(10,819)	16,149	n/m
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(30,897)	$(38,906)	(20.6)%	$(71,772)	$(83,112)	(13.6)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended June 30, 2020 as compared to The Three Months Ended June 30, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $30.9 million for the three months ended June 30, 2020, as compared to a pre-tax adjusted operating loss of $38.9 million for the three months ended June 30, 2019. The decreased operating loss was primarily due to decreased corporate overhead expenses, partially offset by a decrease in net investment income.
Operating revenues
Net investment income for the segment decreased $2.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in yields, partially offset by an increase in invested assets.

Total benefits and expenses

Total benefits and expenses decreased $10.2 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to decreases in corporate overhead expenses and benefit and settlement expenses related to blocks in runoff, partially offset by an increase in interest expenses.

For The Six Months Ended June 30, 2020 as compared to The Six Months Ended June 30, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $71.8 million for the six months ended June 30, 2020, as compared to a pre-tax adjusted operating loss of $83.1 million for the six months ended June 30, 2019. The decreased operating loss was primarily due to decreased corporate overhead expenses, partially offset by a decrease in net investment income.
Operating revenues
Net investment income for the segment decreased $9.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in yields, partially offset by an increase in assets.

Total benefits and expenses

Total benefits and expenses decreased $20.9 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to decreases in corporate overhead expenses and benefit and settlement expenses related to blocks in runoff, partially offset by an increase in interest expenses.

CONSOLIDATED INVESTMENTS
As of June 30, 2020, our investment portfolio was approximately $87.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $66.1 billion, or 92.5%, of our fixed maturities as “available-for-sale” as of June 30, 2020. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 3.7%, of our fixed maturities and $75.3 million of short-term investments as of June 30, 2020. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 3.8%, of our fixed maturities as “held-to-maturity” as of June 30, 2020. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	June 30, 2020		December 31, 2019
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2020 - $42,693,946; 2019 - $42,681,872)	$46,021,752	52.9%	$44,737,950	53.1%
Privately issued bonds (amortized cost: 2020 - $24,317,966; 2019 - $23,310,601)	25,409,274	29.2	24,030,426	28.5
Redeemable preferred stocks (amortized cost: 2020 - $78,005; 2019 - $100,068)	77,607	0.1	99,497	0.1
Fixed maturities	71,508,633	82.2%	68,867,873	81.7%
Equity securities (cost: 2020 - $511,614; 2019 - $534,463)	513,181	0.6	553,720	0.7
Commercial mortgage loans	9,545,793	11.0	9,379,401	11.1
Investment real estate	10,237	—	10,321	—
Policy loans	1,657,530	1.9	1,675,121	2.0
Other long-term investments	2,695,664	3.0	2,479,520	2.9
Short-term investments	1,113,261	1.3	1,320,864	1.6
Total investments	$87,044,299	100.0%	$84,286,820	100.0%

Included in the preceding table are $2.7 billion and $2.5 billion of fixed maturities and $75.3 million and $91.2 million of short-term investments classified as trading securities as of June 30, 2020 and December 31, 2019, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of June 30, 2020, our fixed maturity investment holdings were approximately $71.5 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$10,287,779	14.4%	$9,371,614	13.6%
AA	7,481,864	10.5	7,587,879	11.0
A	23,548,915	32.9	22,861,846	33.2
BBB	25,319,621	35.4	24,484,792	35.6
Below investment grade	2,141,925	3.0	1,737,861	2.5
Not rated(1)	2,728,529	3.8	2,823,881	4.1
	$71,508,633	100.0%	$68,867,873	100.0%

(1) Our “not rated” securities are $2.7 billion or 3.8% of our fixed maturity investments, and are held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2020		December 31, 2019
	(Dollars In Thousands)
Corporate securities	$50,193,857	70.2%	$48,400,037	70.3%
Residential mortgage-backed securities	7,207,073	10.1	6,140,862	8.9
Commercial mortgage-backed securities	2,731,477	3.8	2,840,952	4.1
Other asset-backed securities	1,846,273	2.6	1,924,596	2.8
U.S. government-related securities	1,216,595	1.7	1,079,463	1.6
Other government-related securities	655,380	0.9	625,944	0.9
States, municipals, and political subdivisions	4,851,843	6.8	4,932,641	7.2
Redeemable preferred stocks	77,606	0.1	99,497	0.1
Securities issued by affiliates	2,728,529	3.8	2,823,881	4.1
Total fixed income portfolio	$71,508,633	100.0%	$68,867,873	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2020	% Fair Value	As of December 31, 2019	% Fair Value
	(Dollars In Thousands)
Banking	$6,971,836	9.7%	$6,403,157	9.3%
Other finance	973,139	1.4	969,368	1.4
Electric utility	5,557,865	7.8	5,447,830	7.9
Energy	4,495,584	6.3	4,939,246	7.2
Natural gas	1,210,320	1.7	1,120,052	1.6
Insurance	5,437,848	7.6	4,969,799	7.2
Communications	2,741,230	3.8	2,654,395	3.9
Basic industrial	2,183,269	3.1	2,176,559	3.2
Consumer noncyclical	6,931,096	9.7	6,492,483	9.4
Consumer cyclical	2,651,185	3.7	2,597,772	3.8
Finance companies	230,218	0.3	228,037	0.3
Capital goods	3,465,723	4.8	3,425,996	5.0
Transportation	2,208,128	3.1	2,128,364	3.1
Other industrial	670,921	0.9	646,210	0.9
Brokerage	1,525,332	2.1	1,347,694	2.0
Technology	2,409,982	3.4	2,383,634	3.5
Real estate	560,198	0.8	531,000	0.8
Other utility	47,589	0.1	37,938	0.1
Commercial mortgage-backed securities	2,731,477	3.8	2,840,952	4.1
Other asset-backed securities	1,846,273	2.6	1,924,596	2.8
Residential mortgage-backed non-agency securities	6,151,156	8.6	5,265,776	7.6
Residential mortgage-backed agency securities	1,055,917	1.5	875,086	1.3
U.S. government-related securities	1,216,595	1.7	1,079,463	1.6
Other government-related securities	655,380	0.9	625,944	0.9
State, municipals, and political divisions	4,851,843	6.8	4,932,641	7.1
Securities issued by affiliates	2,728,529	3.8	2,823,881	4.0
Total	$71,508,633	100.0%	$68,867,873	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$285,365	10.7%	$280,067	11.1%
AA	302,731	11.4	309,165	12.2
A	838,833	31.6	834,808	33.0
BBB	1,103,743	41.5	979,157	38.7
Below investment grade	127,151	4.8	124,370	5.0
	$2,657,823	100.0%	$2,527,567	100.0%

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2020, were approximately $11.8 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$6,078.5	$5,891.7	$2.7	$2.6	$1,681.2	$1,625.6	$610.9	$605.3	$8,373.3	$8,125.2
AA	0.4	0.4	0.1	0.1	533.0	533.9	264.5	258	798	792.4
A	1,052.2	1,003.2	8.6	7.6	441.6	431.9	803.2	821.0	2,305.6	2,263.7
BBB	5.1	5.0	1.3	1.2	66.5	80.4	141.9	143.7	214.8	230.3
Below	26.7	27.5	31.5	30.7	9.2	10.0	25.7	27.4	93.1	95.6
	$7,162.9	$6,927.8	$44.2	$42.2	$2,731.5	$2,681.8	$1,846.2	$1,855.4	$11,784.8	$11,507.2

Rating %
AAA	84.9%	85.0%	6.2%	6.3%	61.5%	60.6%	33.1%	32.6%	71.1%	70.6%
AA	—	—	0.2	0.2	19.5	19.9	14.3	13.9	6.8	6.9
A	14.7	14.5	19.5	18.0	16.2	16.1	43.5	44.2	19.6	19.7
BBB	0.1	0.1	2.9	2.9	2.4	3.0	7.7	7.7	1.8	2.0
Below	0.3	0.4	71.2	72.6	0.4	0.4	1.4	1.6	0.7	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$2,139.7	$2,053.0	$41.5	$39.5	$2,260.3	$2,228.2	$1,098.4	$1,093.2	$5,539.9	$5,413.9
2017	808.8	772.3	2.7	2.7	260.4	249.5	457.8	465.7	1,529.7	1,490.2
2018	1,284.1	1,229.0	—	—	142.6	134.3	192.7	199.1	1,619.4	1,562.4
2019	1,494.9	1,459.6	—	—	61.7	63.3	87.7	88.5	1,644.3	1,611.4
2020	1,435.4	1,413.9	—	—	6.5	6.5	9.6	8.9	1,451.5	1,429.3
Total	$7,162.9	$6,927.8	$44.2	$42.2	$2,731.5	$2,681.8	$1,846.2	$1,855.4	$11,784.8	$11,507.2

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,182.1	$5,080.1	$3.1	$3.1	$1,680.7	$1,650.3	$649.3	$636.6	$7,515.2	$7,370.1
AA	1.5	1.5	0.1	0.1	578.1	570.0	250.0	240.5	829.7	812.1
A	869.5	851.8	9.9	9.9	503.5	490.7	854.1	860.5	2,237.0	2,212.9
BBB	3.8	3.9	1.3	1.3	78.6	78.9	140.3	138.3	224.0	222.4
Below	32.6	33.0	37.0	37.0	—	—	30.9	31.5	100.5	101.5
	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

Rating %
AAA	85.1%	85.0%	6.0%	6.0%	59.1%	59.2%	33.7%	33.4%	68.9%	68.8%
AA	—	—	0.2	0.2	20.4	20.4	13.0	12.6	7.6	7.6
A	14.3	14.3	19.2	19.2	17.7	17.6	44.4	45.1	20.5	20.6
BBB	0.1	0.1	2.6	2.6	2.8	2.8	7.3	7.2	2.1	2.1
Below	0.5	0.6	72.0	72.0	—	—	1.6	1.7	0.9	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,788.0	$1,752.3	$48.3	$48.3	$1,885.6	$1,855.1	$1,032.0	$1,008.3	$4,753.9	$4,664.0
2016	371.6	360.1	—	—	492.9	486.3	128.6	130.2	993.1	976.6
2017	843.6	822.8	3.1	3.1	256.9	251.6	481.9	485.6	1,585.5	1,563.1
2018	1,374.2	1,332.3	—	—	147.1	139.1	198.0	199.1	1,719.3	1,670.5
2019	1,712.1	1,702.8	—	—	58.4	57.8	84.1	84.2	1,854.6	1,844.8
Total	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2020, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.6 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2020:

Weighted-Average
Non-agency portfolio	Life

Prime	2.55
Sub-prime	3.99

Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2020 our commercial mortgage loan holdings were approximately $9.7 billion, $9.5 billion net of allowance for credit losses. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the commercial mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of June 30, 2020, assuming the loans are called at their next call dates, approximately $30.5 million of principal would become due for the remainder of 2020, $717.5 million in 2021 through 2025, and $57.1 million in 2026 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of June 30, 2020 and December 31, 2019, approximately $761.4 million and $717.0 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2020 and 2019, we recognized $0.5 million and $16.5 million, and $12.0 million and $14.2 million, respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of June 30, 2020	As of December 31, 2019
	(Dollars In Thousands)
Total number of loans	1,823	1,832
Total amortized cost	$9,622,385	$9,379,401
Total unpaid principal balance	$9,718,980	$9,271,041
Allowance for credit losses - funded commercial mortgage loans	$(173,186)	$(4,884)
Average loan size	$5,278	$5,061

Weighted-average amortization	20.9 years	20.6 years
Weighted-average coupon	4.43%	4.48%
Weighted-average LTV	53.8%	53.8%
Weighted-average debt coverage ratio	1.75	1.73

Total number of unfunded commitments	109	100
Total unfunded commitments balance	$762,636	$754,418
Allowance for credit losses - unfunded commitments	$(19,550)	$—
We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of June 30, 2020 and December 31, 2019, there were allowances for commercial mortgage loan and unfunded commitment credit losses of $192.7 million and $4.9 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of June 30, 2020 we estimated the fair value of our commercial mortgage loans to be $10.1 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 3.46% more than the amortized cost, less any related loan loss reserve.

At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage loan is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of June 30, 2020, we had no invested assets that consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. During the six months ended June 30, 2020 we recognized two troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the six months ended June 30, 2020, we did not recognize any commercial mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the six months ended June 30, 2020. It is our policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the six months ended June 30, 2020.

It is our policy to limit accrued interest income on loans to 90 days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the period ended June 30, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to our nonaccrual policy.

We use the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. During the six months ended June 30, 2020, the allowance for credit losses for unfunded loan commitments was $19.5 million, which was a slight decrease of $0.4 million from Q1 2020.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2020, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $4.4 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2020, and an overall net unrealized gain of $2.8 billion as of December 31, 2019.
For fixed maturity securities held that are in an unrealized loss position as of June 30, 2020, the fair value, amortized cost, unrealized loss, allowance for expected credit losses (“ACL”), and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$4,551,218	66.4%	$4,771,081	64.0%	$—	—%	$(219,863)	42.4%
>90 days but <= 180 days	476,476	6.9	515,320	6.9	(443)	0.5	(38,401)	7.4
>180 days but <= 270 days	112,690	1.6	123,744	1.7	—	—	(11,054)	2.1
>270 days but <= 1 year	211,449	3.1	226,766	3.0	(3,164)	3.9	(12,153)	2.3
>1 year but <= 2 years	324,208	4.7	381,633	5.1	(12,290)	15.0	(45,135)	8.7
>2 years but <= 3 years	350,589	5.1	398,048	5.3	(1,303)	1.6	(46,156)	8.9
>3 years but <= 4 years	251,799	3.7	264,595	3.5	—	—	(12,796)	2.5
>4 years but <= 5 years	21,152	0.3	50,050	0.7	(9,436)	11.5	(19,462)	3.8
>5 years	563,999	8.2	733,280	9.8	(55,445)	67.5	(113,836)	21.9
Total	$6,863,580	100.0%	$7,464,517	100.0%	$(82,081)	100.0%	$(518,856)	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2020, varies, with 16.1% maturing in less than 5 years, 20.3% maturing between 5 and 10 years, and 63.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2020:

				%				%
S&P or Equivalent	Fair	%	Amortized	Amortized			Unrealized	Unrealized
Designation	Value	Fair Value	Cost	Cost	ACL	% ACL	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,688,966	39.2%	$2,788,763	37.3%	$—	—%	$(99,797)	19.2%
BBB	2,935,682	42.8	3,130,101	41.9	—	—	(194,419)	37.5
Investment grade	5,624,648	82.0%	5,918,864	79.2%	—	—%	(294,216)	56.7%
BB	1,039,115	15.1	1,200,025	16.1	—	—	(160,910)	31.0
B	157,022	2.3	184,400	2.5	(655)	0.8	(26,723)	5.2
CCC or lower	42,795	0.6	161,228	2.2	(81,426)	99.2	(37,007)	7.1
Below investment grade	1,238,932	18.0%	1,545,653	20.8%	(82,081)	100.0%	(224,640)	43.3%
Total	$6,863,580	100.0%	$7,464,517	100.0%	$(82,081)	100.0%	$(518,856)	100.0%

As of June 30, 2020, the Barclays Investment Grade Index was priced at 143.0 bps versus a 10 year average of 134.0 bps. Similarly, the Barclays High Yield Index was priced at 654.0 bps versus a 10 year average of 514.0 bps. As of June 30, 2020, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.3%, 0.7%, and 1.4%, as compared to 10 year averages of 1.6%, 2.3%, and 3.0%, respectively.

As of June 30, 2020, 56.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded than an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of June 30, 2020, we held a total of 798 positions that were in an unrealized loss position. Included in that amount were 157 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $224.6 million, $149.7 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of June 30, 2020, securities in an unrealized loss position that were rated as below investment grade represented 18.0% of the total fair value and 43.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.

The following table includes the fair value, amortized cost, unrealized loss, ACL, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2020:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$477,772	38.7%	$525,913	34.0%	$—	—%	$(48,141)	21.4%
>90 days but <= 180 days	130,327	10.5	146,847	9.5	(443)	0.5	(16,077)	7.2
>180 days but <= 270 days	16,440	1.3	22,496	1.5	—	—	(6,056)	2.7
>270 days but <= 1 year	37,380	3.0	45,250	2.9	(3,164)	3.9	(4,706)	2.1
>1 year but <= 2 years	45,816	3.7	76,310	4.9	(12,290)	15.0	(18,204)	8.1
>2 years but <= 3 years	239,334	19.3	278,090	18.0	(1,303)	1.6	(37,453)	16.7
>3 years but <= 4 years	45,997	3.7	54,389	3.5	—	—	(8,392)	3.7
>4 years but <= 5 years	2,656	0.2	27,124	1.8	(9,436)	11.5	(15,032)	6.7
>5 years	243,210	19.6	369,234	23.9	(55,445)	67.5	(70,579)	31.4
Total	$1,238,932	100.0%	$1,545,653	100.0%	$(82,081)	100.0%	$(224,640)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2020, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$457,953	6.7%	$474,598	6.4%	$—	—%	$(16,645)	3.2%
Other finance	158,217	2.3	168,241	2.3	—	—	(10,024)	1.9
Electric utility	567,847	8.3	596,231	8.0	(53)	0.1	(28,331)	5.5
Energy	1,265,781	18.4	1,556,405	20.9	(77,226)	94.0	(213,398)	41.1
Natural gas	119,605	1.7	123,984	1.7	(1,303)	1.6	(3,076)	0.6
Insurance	311,163	4.5	343,794	4.6	—	—	(32,631)	6.3
Communications	192,771	2.8	199,862	2.7	(2,844)	3.5	(4,247)	0.8
Basic industrial	99,120	1.4	105,125	1.4	—	—	(6,005)	1.2
Consumer noncyclical	431,083	6.3	457,952	6.1	—	—	(26,869)	5.2
Consumer cyclical	468,043	6.8	509,212	6.8	—	—	(41,169)	7.9
Finance companies	110,449	1.6	116,578	1.6	—	—	(6,129)	1.2
Capital goods	286,303	4.2	299,975	4.0	—	—	(13,672)	2.6
Transportation	386,016	5.6	414,713	5.6	—	—	(28,697)	5.5
Other industrial	66,641	1.0	67,105	0.9	—	—	(464)	0.1
Brokerage	87,482	1.3	91,523	1.2	—	—	(4,041)	0.8
Technology	139,613	2.0	153,909	2.1	—	—	(14,296)	2.8
Real estate	30,373	0.4	31,587	0.4	—	—	(1,214)	0.2
Other utility	(3)	0.1	1	(0.2)	—	—	(4)	—
Commercial mortgage-backed securities	443,799	6.5	472,899	6.3	—	—	(29,100)	5.6
Other asset-backed securities	848,983	12.4	877,741	11.8	(655)	0.8	(28,103)	5.4
Residential mortgage-backed non-agency securities	110,786	1.6	111,275	1.5	—	—	(489)	0.1
Residential mortgage-backed agency securities	4,972	0.1	4,986	0.1	—	—	(14)	—
U.S. government-related securities	135,600	2.0	136,444	1.8	—	—	(844)	0.2
Other government-related securities	28,934	0.4	33,295	0.4	—	—	(4,361)	0.8
States, municipals, and political divisions	112,049	1.6	117,082	1.6	—	—	(5,033)	1.0
Total	$6,863,580	100.0%	$7,464,517	100.0%	$(82,081)	100.0%	$(518,856)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2020:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$10,002,414	15.1%
AA	7,179,133	10.9
A	22,710,082	34.3
BBB	24,215,878	36.6
Investment grade	64,107,507	96.9
BB	1,743,381	2.6
B	225,992	0.3
CCC or lower	45,401	0.2
Below investment grade	2,014,774	3.1
Total	$66,122,281	100.0%
Not included in the table above are $2.5 billion of investment grade and $127.2 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2020. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2020:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$300.9	$—	$300.9
JP Morgan Chase & Co	293.1	11.2	304.3
Federal Home Loan Bank	291.0	—	291.0
Raytheon Technologies	287.6	—	287.6
UnitedHealth Group Inc	286.3	42.5	328.8
Microsoft Corp	278.5	—	278.5
Duke Energy Corp	275.6	—	275.6
Exelon Corp	268.6	—	268.6
Morgan Stanley	266.8	—	266.8
Comcast Corp	266.5	—	266.5
Total	$2,814.9	$53.7	$2,868.6
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

For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the three and six months ended June 30, 2020, we recognized approximately $30.3 million and $82.1 million, respectively, of credit losses in earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2020. As of June 30, 2020, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,163.4	$1,356.4	$2,519.8
France	501.2	517.5	1,018.7
Germany	120.9	700.0	820.9
Netherlands	347.0	336.8	683.8
Switzerland	359.3	176.4	535.7
Spain	124.0	367.1	491.1
Belgium	—	200.1	200.1
Ireland	56.7	131.6	188.3
Norway	4.2	158.6	162.8
Italy	5.4	143.1	148.5
Finland	139.6	—	139.6
Sweden	2.0	50.4	52.4
Denmark	41.0	—	41.0
Luxembourg	—	31.4	31.4
Portugal	—	8.6	8.6
Total securities	2,864.7	4,178.0	7,042.7
Derivatives:
United Kingdom	139.4	—	139.4
Germany	88.5	—	88.5
Switzerland	41.7	—	41.7
France	11.5	—	11.5
Total derivatives	281.1	—	281.1
Total securities	$3,145.8	$4,178.0	$7,323.8

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturity gains - sales	$6,471	$6,776	$46,439	$14,646
Fixed maturity losses - sales	(4,024)	(5,714)	(4,822)	(8,447)
Equity gains and losses	25,442	7,540	(17,570)	38,175
Net credit losses recognized in operations	(30,288)	—	(82,081)	—
Net impairment losses recognized in operations	—	(698)	—	(3,840)
Commercial mortgage loans	(3,686)	1,208	(99,082)	140
Modco trading portfolio	187,505	89,571	63,305	184,473
Other	(740)	128	(1,760)	50
Total realized gains (losses) - investments	180,680	98,811	(95,571)	225,197
Derivatives related to VA contracts:
Interest rate futures	$(6,680)	$(11,280)	$(5,822)	$(17,302)
Equity futures	102,447	2,559	133,099	32,297
Currency futures	(1,188)	(397)	10,974	1,847
Equity options	(172,248)	(21,702)	108,231	(93,397)
Interest rate swaps	11,786	117,934	421,301	192,795
Total return swaps	(77,622)	(8,545)	62,145	(48,572)
Embedded derivative - GLWB	5,859	(69,602)	(404,721)	(102,989)
Funds withheld derivative	112,133	18,771	(149,281)	80,548
Total derivatives related to VA contracts	(25,513)	27,738	175,926	45,227
Derivatives related to FIA contracts:
Embedded derivative	(68,310)	(24,819)	(29,423)	(63,633)
Funds withheld derivative	(6,782)	—	(6,782)	—
Equity futures	1,084	431	(7,068)	2
Equity options	50,546	13,191	(9,839)	55,241
Other derivatives	(425)	—	(225)	—
Total derivatives related to FIA contracts	(23,887)	(11,197)	(53,337)	(8,390)
Derivatives related to IUL contracts:
Embedded derivative	(14,277)	(11,286)	(14,239)	(24,656)
Equity futures	295	85	(2,144)	256
Equity options	8,497	2,606	(5,952)	8,786
Total derivatives related to IUL contracts	(5,485)	(8,595)	(22,335)	(15,614)
Embedded derivative - Modco reinsurance treaties	(106,155)	(70,679)	(30,426)	(155,677)
Derivatives with PLC(1)	4,294	8,922	2,346	7,269
Other derivatives	(3,832)	(1,455)	5,388	(1,389)
Total realized gains (losses) - derivatives	(160,578)	(55,266)	77,562	(128,574)
Total realized gains (losses) - investments/derivatives	$20,102	$43,545	$(18,009)	$96,623

(1) These derivatives include the interest support agreement, two yearly renewable term (“YRT”) premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three and six months ended June 30, 2020, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Other MBS	$3	$(38)	$(655)	$(81)
Corporate securities	(30,291)	(660)	(81,426)	(3,759)
Total	$(30,288)	$(698)	$(82,081)	$(3,840)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2020, we sold securities in an unrealized loss position with a fair value of $24.8 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$6,263	25.2%	$(18)	0.4%
>90 days but <= 180 days	2,202	8.9	(207)	4.3
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	16,369	65.9	(4,597)	95.3
Total	$24,834	100.0%	$(4,822)	100.0%
For the three and six months ended June 30, 2020, we sold securities in an unrealized loss position with a fair value (proceeds) of $24.8 million and $24.8 million, respectively. The losses realized on the sale of these securities were $4.0 million and $4.8 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and six months ended June 30, 2020, we sold securities in an unrealized gain position with a fair value of $431.9 million and $936.2 million, respectively. The gains realized on the sale of these securities were $6.5 million and $46.4 million, respectively.
For the three and six months ended June 30, 2020, net gains of $187.5 million and $63.3 million related to changes in fair value on our Modco trading portfolios, were included in realized gains (losses) - investments/derivatives. Of this amount, approximately $25.5 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax losses of $106.2 million and $30.4 million during the three and six months ended June 30, 2020. The losses on the embedded derivative were due to lower treasury yields and credit spreads widening.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2020, we experienced net realized losses of $25.5 million and net realized gains of approximately $175.9 million on derivatives related to VA contracts. These net gains and losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, unlocking of assumptions, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and six months ended June 30, 2020.

The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $112.1 million and pre-tax losses of $149.3 million for the three and six months ended June 30, 2020, and the Funds Withheld derivative associated with Protective Life Reinsurance Bermuda Ltd. (“PL Re”) had pre-tax realized losses of $6.8 million for the three and six months ended June 30, 2020.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized a gain of $5.1 million and a gain of $1.7 million related to the interest support agreement for the three and six months ended June 30, 2020. We recognized gains of $0.2 million and $3.0 million related to the YRT premium support agreements for the three and six months ended June 30, 2020.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized losses of $1.0 million and $2.3 million for the three and six months ended June 30, 2020.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and six months ended June 30, 2020, these contracts generated $3.8 million in losses and $5.4 million in gains.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2020. PLC had a outstanding balance of $280 million bearing an interest rate of 1.18% as of June 30, 2020 and no outstanding balance as of December 31, 2019.

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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2020 to fund commercial mortgage loans in the amount of $762.6 million.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2020, we held cash and short-term investments of approximately $1.6 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2020	2019
	(Dollars In Thousands)
Net cash provided by (used in) operating activities	$318,523	$(86,137)
Net cash used in investing activities	(1,106,506)	(1,530,494)
Net cash provided by financing activities	1,061,678	1,640,983
Total	$273,695	$24,352
For The Six Months Ended June 30, 2020 as compared to the Six Months Ended June 30, 2019
Net cash provided by (used in) operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $133.0 million of outflows from secured financing liabilities for the six months ended June 30, 2020, as compared to the $368.4 million of outflows for the six months ended June 30, 2019 and $1.2 billion of inflows of investment product and universal life net activity as compared to $1.2 billion in the prior year. In addition, we did not receive a capital contribution from our parent as compared to a contribution of $850.0 million for the six months ended June 30, 2019.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2020, we had $1.6 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2020, the fair value of securities pledged under the repurchase program was $103.2 million, and the repurchase obligation of $100.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 12 basis points). During the six months ended June 30, 2020, the maximum balance outstanding at any one point in time related to these programs was $440.0 million. The average daily balance was $84.0 million (at an average borrowing rate of 74 basis points) during the six months ended June 30, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of June 30, 2020, securities with a fair value of $99.6 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2020, the fair value of the collateral related to this program was $102.5 million and we have an obligation to return $102.5 million of collateral to the securities borrowers.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2020, we ceded premiums to third party reinsurers amounting to $376.6 million and $429.9 million. In addition, we had receivables from reinsurers amounting to $4.7 billion as of June 30, 2020. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the receiver of SRUS on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. The Company is currently working to evaluate the impact of both options and to provide feedback/objections to the Receiver on the Rehabilitation Plan.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of June 30, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of June 30, 2020, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
We use an affiliated Bermuda domiciled reinsurance company, PL Re, to reinsure certain fixed annuity business as a part of our capital management strategy.
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
As of June 30, 2020, we had policy liabilities and accruals of approximately $54.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.46%.
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
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of June 30, 2020, the allowance for credit losses for unfunded loan commitments was $19.6 million. As of January 1, 2020, the Company established an allowance for credit losses of $10.6 million upon adoption of ASU No. 2016-13. During the six months ended June 30, 2020, the Company established an additional allowance for credit losses of $8.9 million. Refer to Note 9, Commercial Mortgage Loans, of the consolidated condensed financial statements for more information.
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
We have a funds withheld account that consists of various derivative instruments held by us that is used to hedge the GLWB and GMDB riders and fixed indexed annuity products. The economic performance of derivatives in the funds withheld account is ceded to subsidiaries of PLC. The funds withheld account is accounted for as a derivative financial instrument.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a commercial mortgage loan before the property to be mortgaged has been built or acquired. The commercial mortgage loan commitment is a contractual obligation to fund a commercial mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The commercial mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2020, we had outstanding commercial mortgage loan commitments of $762.6 million at an average rate of 4.10%.
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2020 and December 31, 2019:
Credited Rate Summary
As of June 30, 2020

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$79	$1,935	$2,014
>2% - 3%	4,112	1,390	1,387	6,889
>3% - 4%	9,566	481	36	10,083
>4% - 5%	2,307	501	53	2,861
>5% - 6%	321	—	—	321
Subtotal	16,306	2,451	3,411	22,168
Fixed Annuities
1%	$245	$414	$1,961	$2,620
>1% - 2%	529	226	2,198	2,953
>2% - 3%	1,477	69	2	1,548
>3% - 4%	277	1	—	278
>4% - 5%	249	—	—	249
>5% - 6%	1	—	—	1
Subtotal	2,778	710	4,161	7,649
Total	$19,084	$3,161	$7,572	$29,817

Percentage of Total	64%	11%	25%	100%
Credited Rate Summary
As of December 31, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$78	$1,735	$1,813
>2% - 3%	4,119	1,401	1,608	7,128
>3% - 4%	9,157	567	507	10,231
>4% - 5%	2,439	443	1	2,883
>5% - 6%	326	—	—	326
Subtotal	16,041	2,489	3,851	22,381
Fixed Annuities
1%	$225	$493	$2,020	$2,738
>1% - 2%	443	227	1,897	2,567
>2% - 3%	1,518	83	2	1,603
>3% - 4%	282	3	—	285
>4% - 5%	251	—	—	251
>5% - 6%	2	—	—	2
Subtotal	2,721	806	3,919	7,446
Total	$18,762	$3,295	$7,770	$29,827

Percentage of Total	63%	11%	26%	100%

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
The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The fair value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our commercial mortgage loans, and our ability to make attractive commercial mortgage loans, including participation commercial mortgage loans, may decrease. In addition, participation commercial mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.
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

(b) Changes in internal control over financial reporting
During the second quarter of 2019, the Company began the conversion and integration of administrative processing into its internal control over financial reporting for Great West & Annuity Insurance Company and certain of its affiliates (“GWL&A”) acquired on June 1, 2019. See Note 3, Significant Transactions, for additional information regarding the transaction with GWL&A. The conversion to the Company’s operating environment was still in process, but not yet completed as of June 30, 2020. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the GWL&A systems that have not yet been integrated into the Company’s operating environment.

Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
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

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•Premiums, Revenues and Policy, and Contractholder Liabilities. We expect that the impact of COVID-19 on general economic activity may negatively impact our premiums, policy fees, other revenues, and our liabilities for certain life and annuity policy/contracts. The degree and type of the impact will depend on the extent and duration of the economic contraction, as well as potential equity market volatility associated with the economic environment.

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

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. While many of these consumer accommodations have already expired, they vary in requirements and effective dates, making it difficult to anticipate exact financial impacts. If these extensions continue, premium waivers may significantly exceed our expectations, and our earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models, or reserves.

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

In 2015, U.S. federal banking regulators and the CFTC adopted regulations that require swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants (“Swap Entities”) to post margin to, and collect margin from, their OTC swap counterparties (the “Margin Rules”). Under the Margin Rules, the Company is considered a “financial end-user” that, when facing a Swap Entity, is required to post and collect variation margin for its non-cleared swaps. In addition, depending on its derivatives exposure, the Company may be required to post and collect initial margin as well. The initial margin requirements of the Margin Rules have been phased-in over a period of five years based on the average aggregate notional amount of the Swap Entity’s (combined with all of its affiliates) and its counterparty’s (combined with all of its affiliates) swap positions. It is anticipated that the Company will not be subject to the initial margin requirements until the “Phase 5” deadline under the Margin Rules, which deadline is currently set for September 1, 2021. The Basel Committee on Banking Supervision (“BCBS”) and the International Organization of Securities Commissions (“IOSCO”) recommended extending this deadline to September 1, 2021, and that extension was approved by the CFTC and US Prudential Regulators during the second quarter. The variation margin requirement took effect on September 1, 2016, for swaps where both the Swap Entity (and its affiliates) and its counterparty (and its affiliates) have an average daily aggregate notional amount of swaps for March, April, and May of 2016 that exceeds $3 trillion. Otherwise, the variation margin requirement, to which we are subject, took effect on March 1, 2017.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 5, 2019, the SEC adopted a comprehensive package of rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Regulation Best Interest (“Regulation BI”), a new rule establishing a “best interest” standard of conduct for broker-dealers and their natural associated persons when making recommendations to retail customers of any securities transaction or investment strategy involving securities or regarding the opening of an account. Specifically, Regulation BI requires a broker-dealer (or associated person) to act in the retail customer’s best interest and not place its (or his or her) own interests ahead of the retail customer’s interests. In addition to Regulation BI, the SEC also adopted a new rule and amended existing rules to require broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors (“Form CRS Rules”). The Form CRS Rules are intended to assist retail investors with their initial selection of, and ongoing decision to maintain an existing relationship with, a financial professional or firm by summarizing in one place certain specified information about the broker-dealer or investment adviser. The obligations under Regulation BI and Form CRS became effective on June 30, 2020. The rulemaking package also includes two interpretations: (i) the investment adviser interpretation, which clarifies certain aspects of the standard of conduct applicable to registered investment advisers under section 206 of the Investment Advisers Act of 1940 (“Advisers Act”), and (ii) the “solely incidental” interpretation, which clarifies the broker-dealer exclusion from the definition of “investment adviser” under section 202 of the Advisers Act.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRAs”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. On June 29, 2020, the DOL issued a package of documents, including a proposal for a new prohibited transactions class exemption for investment advice fiduciaries. The DOL is seeking comments on the proposal and states that the proposed exemption is designed to align with standards of other regulators, including the SEC’s Regulation Best Interest. The package also includes a technical amendment reinstating the 1975 DOL regulation as it existed prior to the 2016 rule (which was vacated by the Fifth Circuit).

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

Item 6. Exhibits

Exhibit
Number	Document
*3.1	2011 Amended and Restated Charter of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
*3.2	2011 Amended and Restated By-Laws of Protective Life Insurance Company dated as of June 27, 2011, incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed March 29, 2012 (No. 001-31901).
10.11	Amendment No. 1 to Second Amended Distribution Agreement between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 18, 2020, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference.
†	Management contract or compensatory plan or arrangement.
±	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules have been omitted and will be furnished to the SEC supplementally upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 13, 2020	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer