Form 10-Q
period 2020-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2020-11-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of October 26, 2020:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$1,045,148	$1,021,152	$2,950,425	$2,883,935
Reinsurance ceded	(303,732)	(330,201)	(733,623)	(1,014,633)
Net of reinsurance ceded	741,416	690,951	2,216,802	1,869,302
Net investment income	738,171	739,711	2,231,586	2,066,327
Realized gains (losses) - investments/derivatives	38,156	119,685	20,147	216,308
Other income	115,484	115,679	354,018	297,987
Total revenues	1,633,227	1,666,026	4,822,553	4,449,924
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and nine months 2020 - $245,983 and $565,374; three and nine months 2019 - $224,619 and $733,970)	1,258,824	1,171,034	3,735,160	3,147,641
Amortization of deferred policy acquisition costs and value of business acquired	109,141	61,350	144,596	125,560
Other operating expenses, net of reinsurance ceded: (three and nine months 2020 - $52,457 and $170,994; three and nine months 2019 - $59,692 and $168,566)	192,650	193,801	572,871	574,432
Total benefits and expenses	1,560,615	1,426,185	4,452,627	3,847,633
Income before income tax	72,612	239,841	369,926	602,291
Income tax expense	12,850	49,417	71,094	115,355
Net income	$59,762	$190,424	$298,832	$486,936

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net income	$59,762	$190,424	$298,832	$486,936
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and nine months 2020 - $127,602 and $334,656; three and nine months 2019 - $226,235 and $789,876)	480,024	851,075	1,258,943	2,971,442
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and nine months 2020 - $7,513 and $16,011; three and nine months 2019 - $(1,022) and $(1,517))	28,265	(3,846)	60,231	(5,710)
Change in net unrealized gains (losses) for which a credit loss has been recognized in operations, net of income tax: (three and nine months 2020 - $7,290 and $6,821)	27,426	—	25,659	—
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three and nine months 2019 - $(5,318) and $1,146)	—	(20,008)	—	4,308
Change in accumulated (loss) gain - derivatives, net of income tax: (three and nine months 2020 - $405 and $(233); three and nine months 2019 - $(893) and $(2,157))	1,524	(3,362)	(877)	(8,116)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and nine months 2020 - $84 and $645; three and nine months 2019 - $157 and $285)	317	589	2,427	1,075
Total other comprehensive income	537,556	824,448	1,346,383	2,962,999
Total comprehensive income	$597,318	$1,014,872	$1,645,215	$3,449,935

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2020 - $64,620,056; 2019 - $63,268,660; allowance for credit losses: 2020 - $19,399)	$70,095,244	$66,043,992
Fixed maturities, at amortized cost (fair value: 2020 - $2,990,170; 2019 - $3,025,790)	2,680,324	2,823,881
Equity securities, at fair value (cost: 2020 - $519,972; 2019 - $534,463)	538,385	553,720
Commercial mortgage loans, net of allowance for credit losses (allowance for credit losses: 2020 - $175,050; 2019 - $4,884)	9,765,312	9,379,401
Investment real estate, net of accumulated depreciation (2020 - $329; 2019 - $203)	10,195	10,321
Policy loans	1,640,147	1,675,121
Other long-term investments	2,955,438	2,479,520
Short-term investments	1,239,028	1,320,864
Total investments	88,924,073	84,286,820
Cash	381,753	171,752
Accrued investment income	723,028	715,388
Accounts and premiums receivable	161,658	174,202
Reinsurance receivables, net of allowances for credit losses (allowances for credit losses: 2020 - $107,472; 2019 - $0)	4,679,727	4,371,865
Deferred policy acquisition costs and value of business acquired	3,461,920	3,519,555
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2020 - $297,439; 2019 - $253,759)	553,084	583,426
Property and equipment, net of accumulated depreciation (2020 - $53,527; 2019 - $49,357)	209,554	211,745
Other assets	293,875	308,544
Assets related to separate accounts
Variable annuity	11,487,408	12,730,090
Variable universal life	1,144,474	1,135,666
Reinsurance assumed	12,091,466	11,443,105
Total assets	$124,937,531	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$54,074,073	$53,943,962
Unearned premiums	781,403	794,832
Total policy liabilities and accruals	54,855,476	54,738,794
Stable value product account balances	6,017,259	5,443,752
Annuity account balances	15,213,466	14,289,907
Other policyholders’ funds	1,715,231	1,576,856
Other liabilities	4,654,669	2,977,278
Income tax payable	41,135	34,224
Deferred income taxes	1,717,358	1,371,970
Debt	696	968
Subordinated debt	110,000	110,000
Non-recourse funding obligations	2,942,126	3,082,753
Secured financing liabilities	232,826	335,480
Liabilities related to separate accounts
Variable annuity	11,487,408	12,730,090
Variable universal life	1,144,474	1,135,666
Reinsurance assumed	12,091,466	11,443,105
Total liabilities	112,223,590	109,270,843
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2020 and 2019 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	8,260,537
Retained earnings	1,694,377	1,533,645
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2020 - $733,977; 2019 - $383,311)	2,761,152	1,441,978
Net unrealized losses on investments for which a credit loss has been recognized in operations, net of income tax: (2020 - $(183))	(688)	—
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in operations, net of income tax: (2019 - $(7,004))	—	(26,347)
Accumulated gain (loss) - derivatives, net of income tax: (2020 - $(1,710); 2019 - $(2,123))	(6,439)	(7,989)
Total shareowner’s equity	12,713,941	11,206,826
Total liabilities and shareowner’s equity	$124,937,531	$120,477,669

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, June 30, 2020	$2	$5,000	$8,260,537	$1,634,615	$2,216,469	$12,116,623
Net income				59,762		59,762
Other comprehensive income					537,556	537,556
Comprehensive income						597,318
Balance, September 30, 2020	$2	$5,000	$8,260,537	$1,694,377	$2,754,025	$12,713,941

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2019	$2	$5,000	$8,260,537	$1,533,645	$1,407,642	$11,206,826
Net income				298,832		298,832
Other comprehensive income					1,346,383	1,346,383
Comprehensive income						1,645,215
Cumulative effect adjustments				(138,100)		(138,100)
Balance, September 30, 2020	$2	$5,000	$8,260,537	$1,694,377	$2,754,025	$12,713,941

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)
(continued)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, June 30, 2019	$2	$5,000	$8,260,537	$1,277,173	$734,335	$10,277,047
Net income				190,424		190,424
Other comprehensive income					824,448	824,448
Comprehensive income						1,014,872
Balance, September 30, 2019	$2	$5,000	$8,260,537	$1,467,597	$1,558,783	$11,291,919

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income				486,936		486,936
Other comprehensive income					2,962,999	2,962,999
Comprehensive income						3,449,935
Cumulative effect adjustments				(50,804)		(50,804)
Capital contributions from parent			850,000			850,000
Balance, September 30, 2019	$2	$5,000	$8,260,537	$1,467,597	$1,558,783	$11,291,919

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2020	2019
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$298,832	$486,936
Adjustments to reconcile net income to net cash used in operating activities:
Realized (gains) losses - investments/derivatives	(20,147)	(216,308)
Amortization of DAC and VOBA	144,596	125,560
Capitalization of DAC	(354,315)	(341,481)
Depreciation and amortization expense	57,381	55,415
Deferred income tax	26,061	(189,599)
Accrued income tax	6,911	(63,824)
Interest credited to universal life and investment products	1,155,732	954,213
Policy fees assessed on universal life and investment products	(1,338,402)	(1,269,614)
Change in reinsurance receivables	42,910	292,029
Change in accrued investment income and other receivables	25,972	(14,148)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(747,627)	(545,930)
Trading securities:
Maturities and principal reductions of investments	69,276	82,603
Sale of investments	493,059	327,852
Cost of investments acquired	(719,682)	(270,800)
Other net change in trading securities	19,577	(57,240)
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	235,331	238,086
Change in other liabilities	423,942	551,569
Other, net	26,210	(159,074)
Net cash used in operating activities	$(154,383)	$(13,755)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Nine Months Ended September 30,
	2020	2019
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$3,157,821	$1,339,764
Sale of investments, available-for-sale	2,507,683	3,149,829
Cost of investments acquired, available-for-sale	(7,000,496)	(4,827,926)
Commercial mortgage loans:
New lendings	(1,053,802)	(968,656)
Repayments	484,313	723,325
Change in investment real estate, net	126	(319)
Change in policy loans, net	34,974	53,056
Change in other long-term investments, net	200,905	83,286
Change in short-term investments, net	67,941	(310,120)
Net unsettled security transactions	105,366	(154,791)
Purchase of property, equipment, and intangibles	(25,137)	(22,425)
Payment for business acquisition, net of cash acquired	—	(777,807)
Net cash used in investing activities	$(1,520,306)	$(1,712,784)
Cash flows from financing activities
Secured financing liabilities	(102,655)	(142,575)
Capital contributions from parent	—	850,000
Deposits to universal life and investment contracts	5,040,986	4,258,248
Withdrawals from universal life and investment contracts	(3,053,347)	(3,166,505)
Other financing activities, net	(294)	(729)
Net cash provided by financing activities	$1,884,690	$1,798,439
Change in cash	210,001	71,900
Cash at beginning of period	171,752	151,400
Cash at end of period	$381,753	$223,300

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
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
During the third quarter of 2020, the Company recorded certain adjustments related to prior periods to correct errors pertaining to the calculation of policyholder reserves and ceded reinsurance premiums. These adjustments resulted in a decrease to policy liabilities and benefit and settlement expenses of $18.1 million; an increase to deferred policy acquisition costs amortization expense of $6.1 million; and a decrease to ceded premiums and other ceded operating expenses of $10.2 million and $3.2 million, respectively in the consolidated financial statements. The result of these adjustments, in total, was to increase income before income taxes by $19.0 million and $9.4 million for the three months and nine months ended September 30, 2020, respectively. The Company concluded that the adjustments were not quantitatively or qualitatively material to previously reported periods or the 2020 estimated income or earnings trends. As a result, the adjustments were recorded by the Company within the consolidated condensed financial statements as of and for the three month and nine month periods ended September 30, 2020.

During the nine months ended September 30, 2020, the Company identified certain reclassifications needed to appropriately present amounts related to reinsured vehicle service contracts. Also during the first half of 2020, the Company identified certain cash flows presented in its investing and financing activities that were determined to be non-cash items. The Company determined that the reclassifications were not material to the financial statements for any period. These amounts have been corrected in the consolidated condensed balance sheets, statements of income, and statements of cash flows for the three and nine months ended September 30, 2019.
Beginning in the first quarter of 2020, the uncontained outbreak of the novel coronavirus, which causes the disease termed COVID-19, created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. While not all of the impacts of COVID-19 are identifiable or quantifiable, during the nine months ended September 30, 2020, there has been deterioration in actual and forecasted macroeconomic variables that has adversely impacted the fair values of certain of the Company’s investments and its allowance for credit losses on commercial mortgage loans. The Company has also recorded an increase associated with guaranteed benefits on certain of its variable annuity contracts, while realizing gains from derivatives held to hedge these guaranteed benefits. Additionally, there has been an increase in life insurance claims attributed to COVID-19.

Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2020, except the items noted below.
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
All or a portion of a loan may be written off at such point that a) the Company no longer expects to receive cash payments, b) the present value of future expected payments of a renegotiated loan is less than the current principal balance, or c) at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A write-off is recorded by eliminating the allowance against the commercial mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.
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
Allowance for Credit Losses - Reinsurance Receivables
Beginning January 1, 2020, in accordance with FASB ASC Topic 326-20, the Company establishes an allowance for credit losses related to amounts receivable from reinsurers (the “Reinsurance ACL”). Changes in the Reinsurance ACL are recognized as a component of benefits and settlement expenses. The Reinsurance ACL is remeasured on a quarterly basis using an internally developed PD and LGD model. Key inputs to the calculation are a conditional probability of insurer liquidation by issuer credit rating and exposure at default derived from a runoff projection of ceded reserves by reinsurer to forecast future loss amounts. Management’s position is that the rate of return implicit in the financial asset (i.e. the ceded reserves) is associated with the discount rate used to value the underlying insurance reserves; that is, the rate of return on the asset portfolio(s) supporting the reserves. For reinsurance receivable exposures that do not share similar risk characteristics with other receivables, including those associated with counterparties that have experienced significant credit deterioration, the Company measures the allowance for credit losses individually, based on facts and circumstances associated with the specific reinsurer or transaction.
The Reinsurance ACL was $96.0 million as of January 1, 2020 upon adoption of ASU No. 2016-13 - Credit Losses. During the nine months ended September 30, 2020, the Reinsurance ACL increased slightly to $107.5 million. There were no write-offs or recoveries during the nine months ended September 30, 2020.

The Company had total reinsurance receivables of $4.7 billion as of September 30, 2020, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented approximately 11% of total reinsurance receivables as of September 30, 2020. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of September 30, 2020, approximately 65% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best, 74% were rated A+ or better, 16% were rated A, and 10% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.
Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU” or “Update”) No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including commercial mortgage loans and reinsurance receivables. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale (“AFS”) debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, were effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. A vendor-provided credit loss model is utilized to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded commercial mortgage loan commitments, and the Company utilizes use an internally-developed model to measure the allowance for amounts recoverable from reinsurers. The Company applied the revisions in the Update through a cumulative effect adjustment to retained earnings as of January 1, 2020. The cumulative effect adjustment resulted in a decrease in retained earnings of $138.1 million, net of the impact to deferred taxes, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”) and other items. The Company continues to apply the previous guidance to 2019 and prior periods.
Accounting Pronouncements Not Yet Adopted

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. In November 2020, FASB issued ASU No. 2020-11 - Financial Services - Insurance (Topic 944); Effective Date and Early Application which deferred the effective date to periods beginning after December 31, 2022. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update remove certain exceptions to the general principles in Topic 740 related to intraperiod tax allocations, interim tax calculations, and outside basis differences. The amendments also clarify and amend guidance in certain other areas of Topic 740 in order to eliminate diversity in practice. The amendments in this Update are effective for public business entities in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a material impact on the Company’s operations and financial results.

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
On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. In addition, there were certain pending items related to the Master Transaction Agreement, which remained subject to negotiation as of September 30, 2020. On October 30, 2020, the Company reached a final settlement on all of the remaining pending items. As the one year purchase price measurement period had concluded, the Company will recognize approximately $90 million in income before income tax during the quarter ended December 31, 2020 related to the final settlement. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by the Company.
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

The following table details the final allocation of assets acquired and liabilities assumed from the Individual Life Business reinsurance transaction as of the date of the GWL&A Closing:

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

The following unaudited pro forma condensed consolidated results of operations assumes that the aforementioned transactions of the Individual Life Business were completed as of January 1, 2019. The unaudited pro forma condensed results of operations are presented solely for informational purposes and are not necessarily indicative of the consolidated condensed results of operations that might have been achieved had the transaction been completed as of the date indicated:

	Unaudited	Unaudited
	For The Three Months Ended September 30, 2019	For The Nine Months Ended September 30, 2019
	(Dollars In Thousands)
Revenue	$1,681,993	$4,868,168
Net income	$190,424	$504,031

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
Assets allocated to the Closed Block inure solely to the benefit of the Closed Block’s policyholders and will not revert to the benefit of MONY or the Company. No reallocation, transfer, borrowing or lending of assets can be made between the Closed Block and other portions of MONY’s general account, any of MONY’s separate accounts or any affiliate of MONY without the approval of the Superintendent of The New York State Department of Financial Services (the “Superintendent”). Closed Block assets and liabilities are carried on the same basis as similar assets and liabilities held in the general account.
Summarized financial information for the Closed Block as of September 30, 2020 and December 31, 2019 is as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,458,772	$5,836,815
Policyholder dividend obligation	473,380	278,505
Other liabilities	8,328	11,247
Total closed block liabilities	5,940,480	6,126,567
Closed block assets
Fixed maturities, available-for-sale, at fair value	$4,827,002	$4,682,731
Commercial mortgage loans	69,422	72,829
Policy loans	633,609	640,134
Cash and other invested assets	24,614	44,877
Other assets	96,865	107,177
Total closed block assets	5,651,512	5,547,748
Excess of reported closed block liabilities over closed block assets	288,968	578,819
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - investments/derivatives net of policyholder dividend obligation: 2020 - $383,309 and 2019 - $167,285; and net of income tax: 2020 - $(80,495) and 2019 - $(35,130)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$288,968	$578,819
Reconciliation of the policyholder dividend obligation is as follows:

	For The Nine Months Ended September 30,
	2020	2019
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$278,505	$—
Applicable to net revenue (losses)	(21,150)	(19,548)
Change in net unrealized gains (losses) - investments/derivatives allocated to the policyholder dividend obligation	216,025	339,413
Policyholder dividend obligation, ending balance	$473,380	$319,865

Closed Block revenues and expenses were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Premiums and other income	$36,394	$37,652	$109,656	$115,202
Net investment income	50,557	52,018	152,609	154,808
Net gains (losses) - investments/derivatives	(499)	1,104	(1,284)	693
Total revenues	86,452	90,774	260,981	270,703
Benefits and other deductions
Benefits and settlement expenses	80,797	84,531	242,474	250,410
Other operating expenses	284	229	877	836
Total benefits and other deductions	81,081	84,760	243,351	251,246
Net revenues before income taxes	5,371	6,014	17,630	19,457
Income tax expense	1,242	1,263	3,396	4,086
Net revenues	$4,129	$4,751	$14,234	$15,371

5.    INVESTMENT OPERATIONS
Realized gains (losses) - investments includes realized gains and losses from the sale of investments, changes in fair value of equity securities, net credit losses, and trading securities. Realized gains and losses on investments are calculated on the basis of specific identification on the trade date. Realized gains (losses) - derivatives includes certain derivative and embedded derivative gains and losses and gains and losses on reinsurance-related embedded derivatives
Net realized gains (losses) - investments/derivatives are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturities	$2,681	$15,686	$44,298	$21,885
Equity securities	16,918	6,117	(652)	44,292
Modco trading portfolios	44,918	67,674	108,223	252,147
Net credit losses recognized in operations (1)	(38,459)	—	(120,540)	—
Net impairment losses recognized in operations (2)	—	(10,818)	—	(14,658)
Commercial mortgage loans	(2,174)	(1,575)	(101,256)	(1,435)
Other investments	(1,065)	315	(2,825)	365
Realized gains (losses) - investments	22,819	77,399	(72,752)	302,596
Realized gains (losses) - derivatives(3)	15,337	42,286	92,899	(86,288)
Realized gains (losses) - investments/derivatives	$38,156	$119,685	$20,147	$216,308

(1) Represents credit losses recognized under FASB ASC 326
(2) Represents other-than-temporary impairment losses recognized under FASB ASC 320
(3) See Note 7, Derivative Financial Instruments

Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Gross realized gains	$2,750	$20,155	$49,189	$34,801
Gross realized losses:
Credit losses(1)	$(38,459)	$—	$(120,540)	$—
Impairment losses(2)	$—	$(10,818)	$—	$(14,658)
Other realized losses	$(69)	$(4,469)	$(4,891)	$(12,916)

(1) Represents credit losses recognized under FASB ASC 326
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 320
The chart below summarizes the fair value (proceeds) and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$415,440	$679,514	$1,351,653	$1,812,992
Gains realized	$2,750	$20,155	$49,189	$34,801

Securities in an unrealized loss position:
Fair value proceeds	$8,228	$37,488	$33,062	$368,416
Losses realized	$(69)	$(4,469)	$(4,891)	$(12,916)

The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Gains (losses) recognized during the period on equity securities still held	$16,846	$6,765	$(844)	$44,687
Net gains (losses) recognized on equity securities sold during the period	72	(648)	192	(395)
Net gains (losses) recognized during the period on equity securities	$16,918	$6,117	$(652)	$44,292

The amortized cost, gross unrealized gains and losses, allowance for expected credit losses, and fair value of the Company’s investments classified as available-for-sale are as follows:

As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$6,636,849	$211,313	$(889)	$—	$6,847,273
Commercial mortgage-backed securities	2,464,104	120,335	(27,437)	—	2,557,002
Other asset-backed securities	1,562,104	40,536	(17,756)	(645)	1,584,239
U.S. government-related securities	1,054,690	28,822	(3,219)	—	1,080,293
Other government-related securities	566,924	73,814	(2,662)	—	638,076
States, municipals, and political subdivisions	4,051,031	505,479	(2,881)	—	4,553,629
Corporate securities	45,435,036	4,857,669	(289,933)	(18,754)	49,984,018
Redeemable preferred stocks	65,933	1,396	—	—	67,329
	61,836,671	5,839,364	(344,777)	(19,399)	67,311,859
Short-term investments	1,161,706	—	—	—	1,161,706
	$62,998,377	$5,839,364	$(344,777)	$(19,399)	$68,473,565

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$5,812,170	$125,493	$(6,322)	$5,931,341
Commercial mortgage-backed securities	2,588,575	54,385	(3,292)	2,639,668
Other asset-backed securities	1,764,120	32,041	(14,926)	1,781,235
U.S. government-related securities	1,032,048	5,664	(5,316)	1,032,396
Other government-related securities	548,136	51,024	(1,991)	597,169
States, municipals, and political subdivisions	4,415,008	225,072	(1,230)	4,638,850
Corporate securities	44,493,799	2,603,636	(288,334)	46,809,101
Redeemable preferred stocks	87,237	3,677	(4,249)	86,665
	60,741,093	3,100,992	(325,660)	63,516,425
Short-term investments	1,229,651	—	—	1,229,651
	$61,970,744	$3,100,992	$(325,660)	$64,746,076

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	September 30, 2020	December 31, 2019
	(Dollars In Thousands)
Fixed maturities:
Residential mortgage-backed securities	$207,507	$209,521
Commercial mortgage-backed securities	208,036	201,284
Other asset-backed securities	150,290	143,361
U.S. government-related securities	36,991	47,067
Other government-related securities	29,571	28,775
States, municipals, and political subdivisions	288,085	293,791
Corporate securities	1,850,471	1,590,936
Redeemable preferred stocks	12,434	12,832
	2,783,385	2,527,567
Equity securities	16,742	6,656
Short-term investments	77,322	91,213
	$2,877,449	$2,625,436

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2020, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$2,067,896	$2,077,964	$—	$—
Due after one year through five years	11,455,625	11,970,027	—	—
Due after five years through ten years	14,897,323	16,103,285	—	—
Due after ten years	33,415,827	37,160,583	2,680,324	2,990,170
	$61,836,671	$67,311,859	$2,680,324	$2,990,170

The following chart is a rollforward of available-for-sale allowance for expected credit losses on fixed maturities held by the Company:

	For The Three Months Ended September 30, 2020			For The Nine Months Ended September 30, 2020
	Corporate Securities	Other Asset-Backed Securities	Total	Corporate Securities	Other Asset-Backed Securities	Total
	(Dollars In Thousands)
Beginning Balance	$81,426	$655	$82,081	$—	$—	$—
Additions for securities for which allowance was not previously recorded	—	—	—	62,442	658	63,100
Adjustments on previously recorded allowances due to change in expected cash flows	945	—	945	19,929	—	19,929
Reductions on previously recorded allowances due to disposal of security in the current period	—	(10)	(10)	—	(13)	(13)
Write-offs of previously recorded allowances due to intent or requirement to sell	(63,617)	—	(63,617)	(63,617)	$—	(63,617)
Ending Balance	$18,754	$645	$19,399	$18,754	$645	$19,399

The following table includes the gross unrealized losses, for which an allowance for credit losses has not been recorded, and fair value of the Company’s AFS fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$176,534	$(653)	$6,895	$(236)	$183,429	$(889)
Commercial mortgage-backed securities	354,926	(21,686)	28,103	(5,751)	383,029	(27,437)
Other asset-backed securities	379,311	(6,209)	312,368	(11,547)	691,679	(17,756)
U.S. government-related securities	251,534	(3,193)	787	(26)	252,321	(3,219)
Other government-related securities	23,328	(1,900)	6,776	(762)	30,104	(2,662)
States, municipals, and political subdivisions	105,894	(2,829)	4,895	(52)	110,789	(2,881)
Corporate securities	2,847,045	(152,100)	1,076,575	(137,833)	3,923,620	(289,933)
Redeemable preferred stocks	—	—	—	—	—	—
	$4,138,572	$(188,570)	$1,436,399	$(156,207)	$5,574,971	$(344,777)
Commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months $5.8 million as of September 30, 2020. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $11.5 million as of September 30, 2020, excluding losses of $0.6 million that were considered credit related. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The other government-related securities had gross unrealized losses greater than twelve months of $0.8 million as of September 30, 2020. These declines were related to changes in interest rates.
The corporate securities category had gross unrealized losses greater than twelve months of $137.8 million as of September 30, 2020, excluding losses of $18.7 million that were considered credit related. The overall deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices has negatively affected the values of certain of our investments. The largest impacts have been in the oil & gas, real estate, and consumer and retail industries. For the nine months ended September 30, 2020, we have recognized $120.5 million of impairments for the Company which primarily reflect declines in the value of certain oil and gas securities.
As of September 30, 2020, the Company had a total of 645 positions that were in an unrealized loss position, including 5 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover. The Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
As of September 30, 2020, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.3 billion and had an amortized cost of $2.4 billion. Approximately $381.8 million of below investment grade securities held by the Company were not publicly traded. In addition, included in the Company’s trading portfolio, the Company held $125.0 million of securities which were rated below investment grade.
The change in unrealized gains (losses), excluding the allowance for expected credit losses, net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturities	$785,093	$1,308,054	$2,148,211	$4,396,173

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2020 and December 31, 2019, are as follows:

As of September 30, 2020	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$822,324	$140,435	$—	$962,759
Steel City, LLC	1,858,000	169,411	—	2,027,411
	$2,680,324	$309,846	$—	$2,990,170

As of December 31, 2019	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain, LLC	$795,881	$81,022	$—	$876,903
Steel City, LLC	2,028,000	120,887	—	2,148,887
	$2,823,881	$201,909	$—	$3,025,790
During the three and nine months ended September 30, 2020 and 2019, the Company recorded no credit losses on held-to-maturity securities.
The Company’s held-to-maturity securities are issued by affiliates of the Company which are considered variable interest entities. The Company is not the primary beneficiary of these entities and thus the securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are affiliates of the Company. See Note 15, Subsequent Events for additional information on Red Mountain, LLC and Steel City, LLC.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	4	$—	$6,847,273	$—	$6,847,273
Commercial mortgage-backed securities	4	—	2,546,317	10,685	2,557,002
Other asset-backed securities	4	—	1,149,743	434,496	1,584,239
U.S. government-related securities	4	578,554	501,739	—	1,080,293
State, municipals, and political subdivisions	4	—	4,553,629	—	4,553,629
Other government-related securities	4	—	638,076	—	638,076
Corporate securities	4	—	48,626,474	1,357,544	49,984,018
Redeemable preferred stocks	4	67,329	—	—	67,329
Total fixed maturity securities - available-for-sale		645,883	64,863,251	1,802,725	67,311,859
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	207,507	—	207,507
Commercial mortgage-backed securities	3	—	208,036	—	208,036
Other asset-backed securities	3	—	87,848	62,442	150,290
U.S. government-related securities	3	21,761	15,230	—	36,991
State, municipals, and political subdivisions	3	—	288,085	—	288,085
Other government-related securities	3	—	29,571	—	29,571
Corporate securities	3	—	1,832,592	17,879	1,850,471
Redeemable preferred stocks	3	12,434	—	—	12,434
Total fixed maturity securities - trading		34,195	2,668,869	80,321	2,783,385
Total fixed maturity securities		680,078	67,532,120	1,883,046	70,095,244
Equity securities	3	452,042	—	86,343	538,385
Other long-term investments(1)	3 & 4	73,934	1,013,846	319,994	1,407,774
Short-term investments	3	1,156,203	82,825	—	1,239,028
Total investments		2,362,257	68,628,791	2,289,383	73,280,431
Cash	3	381,753	—	—	381,753
Assets related to separate accounts
Variable annuity	3	11,487,408	—	—	11,487,408
Variable universal life	3	1,144,474	—	—	1,144,474
Total assets measured at fair value on a recurring basis		$15,375,892	$68,628,791	$2,289,383	$86,294,066
Liabilities:
Annuity account balances(2)	3	$—	$—	$67,591	$67,591
Other liabilities(1)	3 & 4	9,480	675,209	1,718,905	2,403,594
Total liabilities measured at fair value on a recurring basis		$9,480	$675,209	$1,786,496	$2,471,185

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
The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 92.6% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2020.

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

Asset-Backed Securities
This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2020, the Company held $11.0 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.
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
As of September 30, 2020, the Company held $507.6 million of Level 3 ABS, which included $445.2 million of other asset-backed securities classified as available-for-sale and $62.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. The Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be Level 3 measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government-Related Securities
As of September 30, 2020, the Company classified approximately $56.5 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted- average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of September 30, 2020, the Company classified approximately $1.4 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of September 30, 2020, the Company held approximately $86.3 million of equity securities classified as Level 3. Of this total, $80.3 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value.

Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 7, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2020, 87.4% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which utilize observable market data inputs to the extent they are available. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.
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

The fair value of the guaranteed living withdrawal benefits (“GLWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table, with attained age factors varying from 88.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). For expected lapse and utilization, assumptions are used and updated for actual experience, as necessary, using an internal predictive model developed by the Company. As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the fixed indexed annuity (“FIA”) embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior, assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table with attained age factors varying from 88.0% - 100.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 36.0% - 161.0% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
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
The Company and certain of its subsidiaries have entered into interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC. These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of September 30, 2020 was $133.5 million and is included in other long-term investments. For information regarding realized gains on these derivatives please refer to Note 7, Derivative Financial Instruments.
The Interest Support Agreement provides that PLC will make payments to Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned subsidiary of the Company, if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of $78.6 million as of September 30, 2020. Golden Gate II recognized $2.4 million in gains related to payments made under this agreement for the nine months ended September 30, 2020. As of September 30, 2020, certain interest support agreement obligations to Golden Gate II of approximately $5.5 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustments of any support agreement collateralization amounts occur annually during the first quarter pursuant to the terms of the support agreement.
The YRT premium support agreements provide that PLC will make payments to Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and Golden Gate II in the event that YRT premium rates increase. The derivatives are valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of these derivatives as of September 30, 2020 was $53.2 million. Golden Gate II recognized $1.6 million in gains related to payments made under this agreement for the nine months ended September 30, 2020.
The portfolio maintenance agreements provide that PLC will make payments to Golden Gate, Golden Gate V, and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, in the event of other-than-temporary impairments on investments, measured in accordance with Statutory Accounting Principles, that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of September 30, 2020, was $1.7 million. As of September 30, 2020, no payments have been made under these agreements.

The Funds Withheld derivative results from reinsurance agreements with subsidiaries of PLC, where the economic performance of certain hedging instruments held by the Company are ceded to the subsidiaries. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of September 30, 2020, was a liability of $145.0 million.
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

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments as of September 30, 2020:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,685	Discounted cash flow	Spread over treasury	2.78%
Other asset-backed securities	434,496	Liquidation	Liquidation value	$95.75 - $97.00 ($96.40)
		Discounted cash flow	Liquidity premium	0.51% - 2.33% (1.61%)
			Paydown rate	8.75% - 12.55% (11.38%)
Corporate securities	1,357,544	Discounted cash flow	Spread over treasury	0.60% - 4.75% (2.24%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	518,246	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.22% - 0.88%
Embedded derivative - FIA	531,814	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70, 100% of the RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non-WB policies ages 70-81.
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.22% - 0.88%
Embedded derivative - IUL	194,228	Actuarial cash flow model	Mortality	37% - 161% of 2015
				VBT Primary Tables
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.4% - 10%, depending on
				duration/distribution channel
				and smoking class
			Nonperformance risk	0.22% - 0.88%

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
The Company has considered all reasonably available quantitative inputs as of September 30, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $98.1 million of financial instruments being classified as Level 3 as of September 30, 2020, of which $79.3 million are other asset-backed securities, $12.8 million are corporate securities and $6.0 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2020, the Company held $80.3 million of financial instruments where book value approximates fair value which was predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments as of December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,029	Discounted cash flow	Spread over treasury	2.5%
Other asset-backed securities	421,219	Liquidation	Liquidation value	$95.39 - $99.99 ($97.95)
		Discounted cash flow	Liquidity premium	0.34% - 2.28% (1.44%)
			Paydown Rate	8.99% - 12.45% (11.28%)
Corporate securities	1,373,714	Discounted cash flow	Spread over treasury	0.00% - 4.03% (1.60%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$186,038	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Ruark Predictive Model
			Utilization	99%. 10% of policies have a one-time over-utilization of 400%
			Nonperformance risk	0.12% - 0.82%
Embedded derivative - FIA	336,826	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for non-WB policies age 70-81
			Mortality	87% to 100% or Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period
			Nonperformance risk	0.12% - 0.82%
Embedded derivative - IUL	151,765	Actuarial cash flow model	Mortality	37% - 156% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.82%

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial mortgage-backed securities	9,971	—	740	—	1	—	(21)	—	—	—	(6)	10,685	—
Other asset-backed securities	430,964	—	4,383	(12)	(525)	—	(517)	—	—	—	203	434,496	—
Corporate securities	1,365,963	—	27,591	—	(2,937)	62,185	(125,885)	—	—	31,172	(545)	1,357,544	—
Total fixed maturity securities - available-for-sale	1,806,898	—	32,714	(12)	(3,461)	62,185	(126,423)	—	—	31,172	(348)	1,802,725	—
Fixed maturity securities - trading
Other asset-backed securities	60,622	2,706	—	(382)	—	1,031	(1,571)	—	—	—	36	62,442	2,681
Corporate securities	12,158	286	—	(12)	—	5,477	—	—	—	—	(30)	17,879	273
Total fixed maturity securities - trading	72,780	2,992	—	(394)	—	6,508	(1,571)	—	—	—	6	80,321	2,954
Total fixed maturity securities	1,879,678	2,992	32,714	(406)	(3,461)	68,693	(127,994)	—	—	31,172	(342)	1,883,046	2,954
Equity securities	78,613	780	—	—	—	6,950	—	—	—	—	—	86,343	780
Other long-term investments(1)	275,907	78,164	—	(34,077)	—	—	—	—	—	—	—	319,994	44,087
Total investments	2,234,198	81,936	32,714	(34,483)	(3,461)	75,643	(127,994)	—	—	31,172	(342)	2,289,383	47,821
Total assets measured at fair value on a recurring basis	$2,234,198	$81,936	$32,714	$(34,483)	$(3,461)	$75,643	$(127,994)	$—	$—	$31,172	$(342)	$2,289,383	$47,821
Liabilities:
Annuity account balances(2)	$68,064	$—	$—	$(744)	$—	$—	$—	$37	$1,254	$—	$—	$67,591	$—
Other liabilities(1)	1,664,251	130,913	—	(185,567)	—	—	—	—	—	—	—	1,718,905	(54,654)
Total liabilities measured at fair value on a recurring basis	$1,732,315	$130,913	$—	$(186,311)	$—	$—	$—	$37	$1,254	$—	$—	$1,786,496	$(54,654)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2020, there were $31.2 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2020.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Commercial mortgage-backed securities	$10,029	$—	$1,520	$—	$(784)	$—	$(62)	$—	$—	$—	$(18)	$10,685	$—
Other asset-backed securities	421,219	—	4,495	(33)	(12,978)	—	(1,034)	—	—	22,187	640	434,496	—
Corporate securities	1,373,714	—	112,592	—	(82,132)	365,449	(497,587)	—	—	88,107	(2,599)	1,357,544	—
Total fixed maturity securities - available-for-sale	1,804,962	—	118,607	(33)	(95,894)	365,449	(498,683)	—	—	110,294	(1,977)	1,802,725	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	65,407	4,174	—	(8,696)	—	4,250	(2,023)	—	—	(766)	96	62,442	2,681
Corporate securities	11,371	773	—	(427)	—	8,798	(2,141)	—	—	(408)	(87)	17,879	273
Total fixed maturity securities - trading	76,778	4,947	—	(9,123)	—	13,048	(4,164)	—	—	(1,174)	9	80,321	2,954
Total fixed maturity securities	1,881,740	4,947	118,607	(9,156)	(95,894)	378,497	(502,847)	—	—	109,120	(1,968)	1,883,046	2,954
Equity securities	72,970	781	—	(1)	—	7,373	—	—	—	5,220	—	86,343	780
Other long-term investments(1)	209,843	171,097	—	(97,705)	—	40,831	—	—	(4,072)	—	—	319,994	69,320
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,164,553	176,825	118,607	(106,862)	(95,894)	426,701	(502,847)	—	(4,072)	114,340	(1,968)	2,289,383	73,054
Total assets measured at fair value on a recurring basis	$2,164,553	$176,825	$118,607	$(106,862)	$(95,894)	$426,701	$(502,847)	$—	$(4,072)	$114,340	$(1,968)	$2,289,383	$73,054
Liabilities:
Annuity account balances(2)	$69,728	$—	$—	$(1,811)	$—	$—	$—	$366	$4,314	$—	$—	$67,591	$—
Other liabilities(1)	1,017,972	387,386	—	(1,088,319)	—	—	—	—	—	—	—	1,718,905	(700,933)
Total liabilities measured at fair value on a recurring basis	$1,087,700	$387,386	$—	$(1,090,130)	$—	$—	$—	$366	$4,314	$—	$—	$1,786,496	$(700,933)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2020, there were $115.5 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2020.
For the nine months ended September 30, 2020, there were $1.2 million of securities transferred into Level 2 from Level 3.

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
For the three months ended September 30, 2019, there were $52.1 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2019.
For the three months ended September 30, 2019, there were $10.8 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2019, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Commercial mortgage-backed securities	$—	$—	$310	$—	$—	$9,359	$(26)	$—	$—	$—	$(8)	$9,635	$—
Other asset-backed securities	421,642	446	11,525	(71)	(8,075)	—	(10,023)	—	—	—	618	416,062	—
Corporate securities	638,276	82	66,866	—	(6,917)	704,777	(157,171)	—	—	80,574	(1,375)	1,325,112	—
Total fixed maturity securities - available-for-sale	1,059,918	528	78,701	(71)	(14,992)	714,136	(167,220)	—	—	80,574	(765)	1,750,809	—
Fixed maturity securities - trading
Other asset-backed securities	26,056	4,300	—	(3,618)	—	15,463	(6,771)	—	—	26,267	(170)	61,527	(2,442)
Corporate securities	6,242	236	—	(31)	—	1,700	(1,035)	—	—	—	(76)	7,036	5,274
Total fixed maturity securities - trading	32,298	4,536	—	(3,649)	—	17,163	(7,806)	—	—	26,267	(246)	68,563	2,832
Total fixed maturity securities	1,092,216	5,064	78,701	(3,720)	(14,992)	731,299	(175,026)	—	—	106,841	(1,011)	1,819,372	2,832
Equity securities	63,421	1	—	(17)	—	5,079	—	—	—	—	—	68,484	345
Other long-term investments(1)	151,342	73,246	—	(31,419)	—	1,579	—	—	(1,708)	—	—	193,040	40,119
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	$1,306,979	$78,311	$78,701	$(35,156)	$(14,992)	$737,957	$(175,026)	$—	$(1,708)	$106,841	$(1,011)	$2,080,896	$43,296
Total assets measured at fair value on a recurring basis	1,306,979	78,311	78,701	(35,156)	(14,992)	737,957	(175,026)	—	(1,708)	106,841	(1,011)	2,080,896	43,296
Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(1,675)	$—	$—	$—	$158	$6,132	$—	$—	$71,820	$—
Other liabilities(1)	438,127	830	—	(559,106)	—	70,888	—	—	—	—	—	1,067,291	(558,276)
Total liabilities measured at fair value on a recurring basis	$514,246	$830	$—	$(560,781)	$—	$70,888	$—	$158	$6,132	$—	$—	$1,139,111	$(558,276)

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
Total realized and unrealized gains (losses) on Level 3 assets and liabilities are reported in either realized gains (losses) - investments/derivatives within the consolidated condensed statements of income or in change in net unrealized gains (losses) on investments within the consolidated condensed statements of other comprehensive income (loss) based on the appropriate accounting treatment for the item.
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

Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2020		December 31, 2019
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Commercial mortgage loans(1)	3	$9,765,312	$10,522,036	$9,379,401	$9,584,487
Policy loans	3	1,640,147	1,640,147	1,675,121	1,675,121
Fixed maturities, held-to-maturity(2)	3	2,680,324	2,990,170	2,823,881	3,025,790
Other long-term investments(3)	2	1,286,291	1,206,966	1,216,996	1,246,889
Liabilities:
Stable value product account balances	3	$6,017,259	$6,180,630	$5,443,752	$5,551,195
Future policy benefits and claims(4)	3	1,604,174	1,615,924	1,701,324	1,705,235
Other policyholders’ funds(5)	3	103,280	107,319	127,084	130,259
Debt:(6)
Non-recourse funding obligations(7)	3	$2,942,126	$3,296,873	$3,082,753	$3,298,580
Subordinated funding obligations	3	110,000	117,216	110,000	113,286

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
(6) Excludes capital lease obligations of $0.7 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively.
(7) As of September 30, 2020, carrying amount of $2.7 billion and a fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V. As of December 31, 2019, carrying amount of $2.8 billion and a fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.

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

Other long-term investments
In addition to free standing and embedded derivative financial instruments discussed above, other long-term investments includes approximately $1.3 billion of amounts receivable under certain modified coinsurance agreements as of September 30, 2020 and December 31, 2019. These amounts represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld.
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
Other Derivatives
•The Company and certain of its subsidiaries have an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC. See Note 15, Subsequent Events for additional information on these agreements.
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

The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$2,257	$727	$(3,565)	$(16,575)
Equity futures	(1,187)	5,220	131,912	37,517
Currency futures	(9,536)	9,181	1,438	11,028
Equity options	(41,584)	(3,957)	66,647	(97,354)
Interest rate swaps	(57,657)	149,766	363,644	342,561
Total return swaps	(31,465)	(1,950)	30,680	(50,522)
Embedded derivative - GLWB	72,519	(86,635)	(332,202)	(189,624)
Funds withheld derivative	45,787	(350)	(103,494)	80,198
Total derivatives related to VA contracts	(20,866)	72,002	155,060	117,229
Derivatives related to FIA contracts:
Embedded derivative	(8,642)	(4,335)	(38,065)	(67,968)
Funds withheld derivative	(2,804)	—	(9,586)	—
Equity futures	518	962	(6,550)	964
Equity options	24,870	4,785	15,031	60,026
Other derivatives	483	—	258	—
Total derivatives related to FIA contracts	14,425	1,412	(38,912)	(6,978)
Derivatives related to IUL contracts:
Embedded derivative	15,648	6,261	1,409	(18,395)
Equity futures	(230)	91	(2,374)	347
Equity options	6,535	586	583	9,372
Total derivatives related to IUL contracts	21,953	6,938	(382)	(8,676)
Embedded derivative - Modco reinsurance treaties	(25,438)	(44,027)	(55,864)	(199,704)
Derivatives with PLC(1)	19,833	7,583	22,179	14,852
Other derivatives	5,430	(1,622)	10,818	(3,011)
Total realized gains (losses) - derivatives	$15,337	$42,286	$92,899	$(86,288)

(1) These derivatives include the Interest Support, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized gains (losses) - investments/derivatives
	(Dollars In Thousands)
For The Three Months Ended September 30, 2020
Foreign currency swaps	$808	$(224)	$—
Interest rate swaps	1,121	(177)	—
Total	$1,929	$(401)	$—

For The Nine Months Ended September 30, 2020
Foreign currency swaps	$(1,316)	$(841)	$—
Interest rate swaps	206	(2,231)	—
Total	$(1,110)	$(3,072)	$—

For The Three Months Ended September 30, 2019
Foreign currency swaps	$(4,163)	$(373)	$—
Interest rate swaps	(93)	(373)	—
Total	$(4,256)	$(746)	$—

For The Nine Months Ended September 30, 2019
Foreign currency swaps	$(7,789)	$(767)	$—
Interest rate swaps	(2,484)	(593)	—
Total	$(10,273)	$(1,360)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1.0 million out of accumulated other comprehensive income (loss) into realized gains (losses) - investments/derivatives in the consolidated condensed statements of income during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,628,000	$210,420	$2,228,000	$98,655
Total return swaps	433,231	7,018	269,772	941
Derivatives with PLC(1)	2,618,962	133,486	2,830,889	115,379
Embedded derivative - Modco reinsurance treaties	1,269,954	83,379	1,280,189	31,926
Embedded derivative - GLWB	610,426	48,091	1,147,436	62,538
Embedded derivative - FIA	310,468	55,038	—	—
Interest rate futures	700,637	4,818	896,073	7,557
Equity futures	156,317	2,063	159,901	2,109
Currency futures	161,793	1,750	72,593	131
Equity options	7,740,526	861,711	6,685,670	676,257
	$15,630,314	$1,407,774	$15,570,523	$995,493
Other liabilities
Cash flow hedges:
Interest rate swaps	$—	$—	$350,000	$—
Foreign currency swaps	117,178	18,727	117,178	11,373
Derivatives not designated as hedging instruments:
Interest rate swaps	1,194,000	—	50,000	—
Total return swaps	418,088	7,112	579,675	3,229
Embedded derivative - Modco reinsurance treaties	2,892,930	331,836	2,263,685	231,516
Funds withheld derivative	3,810,657	145,030	1,845,649	70,583
Embedded derivative - GLWB	3,359,799	566,337	2,892,926	248,577
Embedded derivative - FIA	3,656,227	580,268	2,892,803	332,869
Embedded derivative - IUL	339,564	194,228	301,598	151,765
Interest rate futures	421,631	1,825	669,223	10,375
Equity futures	162,260	3,571	174,743	2,376
Currency futures	128,613	1,016	192,306	1,836
Equity options	5,465,007	507,408	4,827,714	429,434
Other	268,436	46,236	199,387	53,245
	$22,234,390	$2,403,594	$17,356,887	$1,547,178

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of September 30, 2020 and December 31, 2019, the fair value of non-cash collateral received was $29.5 million and $21.3 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,087,780	$—	$1,087,780	$537,340	$391,941	$158,499
Total derivatives, subject to a master netting arrangement or similar arrangement	1,087,780	—	1,087,780	537,340	391,941	158,499
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	83,379	—	83,379	—	—	83,379
Embedded derivative - GLWB	48,091	—	48,091	—	—	48,091
Derivatives with PLC	133,486	—	133,486	—	—	133,486
Other	55,038	—	55,038	—	—	55,038
Total derivatives, not subject to a master netting arrangement or similar arrangement	319,994	—	319,994	—	—	319,994
Total derivatives	1,407,774	—	1,407,774	537,340	391,941	478,493
Total Assets	$1,407,774	$—	$1,407,774	$537,340	$391,941	$478,493

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$539,659	$—	$539,659	$537,340	$2,319	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	539,659	—	539,659	537,340	2,319	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	331,836	—	331,836	—	—	331,836
Funds withheld derivative	145,030	—	145,030	—	—	145,030
Embedded derivative - GLWB	566,337	—	566,337	—	—	566,337
Embedded derivative - FIA	580,268	—	580,268	—	—	580,268
Embedded derivative - IUL	194,228	—	194,228	—	—	194,228
Other	46,236	—	46,236	—	—	46,236
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,863,935	—	1,863,935	—	—	1,863,935
Total derivatives	2,403,594	—	2,403,594	537,340	2,319	1,863,935
Repurchase agreements(1)	150,000	—	150,000	—	—	150,000
Total Liabilities	$2,553,594	$—	$2,553,594	$537,340	$2,319	$2,013,935

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2019.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$785,650	$—	$785,650	$452,562	$215,587	$117,501
Total derivatives, subject to a master netting arrangement or similar arrangement	785,650	—	785,650	452,562	215,587	117,501
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	31,926	—	31,926	—	—	31,926
Embedded derivative - GLWB	62,538	—	62,538	—	—	62,538
Derivatives with PLC	115,379	—	115,379	—	—	115,379
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	209,843	—	209,843	—	—	209,843
Total derivatives	995,493	—	995,493	452,562	215,587	327,344
Total Assets	$995,493	$—	$995,493	$452,562	$215,587	$327,344

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$458,623	$—	$458,623	$452,562	$4,791	$1,270
Total derivatives, subject to a master netting arrangement or similar arrangement	458,623	—	458,623	452,562	4,791	1,270
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	231,516	—	231,516	—	—	231,516
Funds withheld derivative	70,583	—	70,583	—	—	70,583
Embedded derivative - GLWB	248,577	—	248,577	—	—	248,577
Embedded derivative - FIA	332,869	—	332,869	—	—	332,869
Embedded derivative - IUL	151,765	—	151,765	—	—	151,765
Other	53,245	—	53,245	—	—	53,245
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,088,555	—	1,088,555	—	—	1,088,555
Total derivatives	1,547,178	—	1,547,178	452,562	4,791	1,089,825
Repurchase agreements(1)	270,000	—	270,000	—	—	270,000
Total Liabilities	$1,817,178	$—	$1,817,178	$452,562	$4,791	$1,359,825

(1) Borrowings under repurchase agreements are for a term less than 90 days.

9.    COMMERCIAL MORTGAGE LOANS
Commercial Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2020, the Company’s commercial mortgage loan holdings were approximately $9.9 billion, and $9.8 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset classes (retail, industrial, senior living, office, and multi-family). With respect to retail, the Company’s focus is on the necessities of life sector. The Company believes that this retail focus, along with the other preferred asset classes tend to weather economic downturns better than other commercial real estate asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loan portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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

Certain of the commercial mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. As of September 30, 2020, assuming the loans are called at their next call dates, approximately $8.1 million of principal would become due for the remainder of 2020, $763.7 million in 2021 through 2025 and $56.7 million in 2026 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2020 and December 31, 2019, approximately $805.2 million and $717.0 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2020 and 2019, the Company recognized $0.9 million, $3.8 million, $17.3 million, and $18.0 million respectively, of participation commercial mortgage loan income.
As of September 30, 2020, the Company had $1.2 million of invested assets that consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. Non-performing commercial mortgage loans include loans that are greater than 90 days delinquent, or otherwise deemed uncollectible. During the nine months ended September 30, 2020, the Company recognized two troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and nine months ended September 30, 2020, the Company did not have any commercial mortgage loans that were foreclosed and were converted to real estate properties. It is the Company’s policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the three and nine months ended September 30, 2020.
As of September 30, 2019, $3.2 million of the Company’s invested assets consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. Non-performing commercial mortgage loans include loans that are greater than 90 days delinquent, or otherwise deemed uncollectible. During the nine months ended September 30, 2019, the Company recognized four troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. During the three and nine months ended September 30, 2019, the Company did not have any commercial mortgage loans that were foreclosed and were converted to real estate properties. The Company did not identify any loans whose principal was permanently impaired during the three and nine months ended September 30, 2019.
On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act terminates on the earlier of December 31, 2020 or 60 days after the end of the national emergency declared on March 13, 2020. Accordingly, the Company provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). As of September 30, 2020, the Company had a total of 308 loans with $2.2 billion in unpaid principal balance under the Loan Modification Program. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
As of September 30, 2020, the amortized cost basis of the Company's commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of September 30, 2020
Commercial mortgage loans:
Performing	$937,464	$2,528,592	$1,606,876	$1,361,092	$956,593	$2,549,745	$9,940,362
Non-performing	—	—	—	—	—	—	—
Amortized cost	$937,464	$2,528,592	$1,606,876	$1,361,092	$956,593	$2,549,745	$9,940,362
Allowance for credit losses	(11,139)	(39,465)	(43,172)	(30,722)	(15,789)	(34,763)	(175,050)
Total commercial mortgage loans	$926,325	$2,489,127	$1,563,704	$1,330,370	$940,804	$2,514,982	$9,765,312
The following table presents loan-to-value ratios for commercial mortgages by year of vintage:

	Loan-to-Value Ratios for Commercial Mortgages by Year of Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of September 30, 2020
Commercial mortgage loans:
Greater than 75%	$37,291	$105,608	$104,885	$51,973	$6,605	$6,122	$312,484
50% - 75%	688,487	1,589,323	1,017,753	1,027,418	778,876	1,368,660	6,470,517
Less than 50%	211,686	833,661	484,238	281,701	171,112	1,174,963	3,157,361
Amortized Cost	937,464	2,528,592	$1,606,876	$1,361,092	$956,593	$2,549,745	$9,940,362
Allowance for credit losses	(11,139)	(39,465)	(43,172)	(30,722)	(15,789)	(34,763)	(175,050)
Total commercial mortgage loans	$926,325	$2,489,127	$1,563,704	$1,330,370	$940,804	$2,514,982	$9,765,312

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at both September 30, 2020 and December 31, 2019.
The following table presents debt service coverage ratios for commercial mortgages by year of vintage:

	Debt Service Coverage Ratios for Commercial Mortgages by Year of Vintage
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of September 30, 2020
Commercial mortgage loans:
>1.20x	$900,073	$2,073,671	$1,202,174	$1,059,070	$725,071	$1,943,864	$7,903,923
1.00x - 1.20x	37,391	354,960	330,495	237,527	143,886	360,784	1,465,043
<1.00x	—	99,961	74,207	64,495	87,636	245,097	571,396
Amortized Cost	937,464	2,528,592	1,606,876	1,361,092	956,593	2,549,745	9,940,362
Allowance for credit losses	(11,139)	(39,465)	(43,172)	(30,722)	(15,789)	(34,763)	(175,050)
Total commercial mortgage loans	$926,325	$2,489,127	$1,563,704	$1,330,370	$940,804	$2,514,982	$9,765,312

(1) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio was 1.74x at September 30, 2020 and 1.73x at December 31, 2019.

The ACL increased by $99.1 million during the nine months ended September 30, 2020, primarily as a result of deterioration in the macroeconomic forecasts, as a result of COVID-19, used in the measurement of the ACL since the initial allowance was established.

	For The Three Months Ended September 30, 2020	For The Nine Months Ended September 30, 2020
	(Dollars In Thousands)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$173,186	$4,884
Cumulative effect adjustment	—	80,239
Charge offs	—	—
Recoveries	—	(1,839)
Provision	1,864	91,766
Ending balance	$175,050	$175,050

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$19,550	$—
Cumulative effect adjustment	—	10,610
Charge offs	—	—
Recoveries	—	—
Provision	247	9,187
Ending balance	$19,797	$19,797
An analysis of delinquent loans is shown in the following chart:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
As of September 30, 2020	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$—	$—	$—	$—
Number of delinquent commercial mortgage loans	—	—	—	—

As of December 31, 2019
Commercial mortgage loans	$6,455	$—	$710	$7,165
Number of delinquent commercial mortgage loans	2	—	3	5

The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the nine months ended September 30, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
An analysis of loans in a nonaccrual status is shown in the following chart:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of September 30, 2020
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	$—	$—	$—	$—	$—	$—
As of December 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$710	$702	$—	$237	$20	$28
With an allowance recorded	$16,209	$16,102	$4,884	$3,242	$841	$838
Commercial mortgage loans that were modified in a troubled debt restructuring as of September 30, 2020 and December 31, 2019 are shown below.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Thousands)
As of September 30, 2020
Troubled debt restructuring:
Commercial mortgage loans	1	$1,237	$1,237

As of December 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,771	$3,771

10.    DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2020. PLC had a combined outstanding balance of $255.0 million, with $215.0 million bearing an interest at a rate of LIBOR plus 1.00%, and $40 million bearing an interest rate of Prime as of September 30, 2020. PLC did not have an outstanding balance as of December 31, 2019.

Non-Recourse Funding Obligations
Non-recourse funding obligations outstanding as of September 30, 2020, on a consolidated basis, are shown in the following table. See Note 15, Subsequent Events for additional information on the Company’s non-recourse funding obligations.

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted-Avg Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(2)(3)	$1,858,000	$1,858,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	275,895	2052	3.91%
Golden Gate V Vermont Captive Insurance Company(2)(3)	750,000	806,015	2037	5.12%
MONY Life Insurance Company(3)	1,885	2,216	2024	6.19%
Total	$2,939,834	$2,942,126

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

(3) Fixed rate obligations.

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2020, the fair value of securities pledged under the repurchase program was $153.7 million, and the repurchase obligation of $150.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 14 basis points). During the nine months ended September 30, 2020, the maximum balance outstanding at any one point in time related to these programs was $565.0 million. The average daily balance was $94.4 million (at an average borrowing rate of 50 basis points) during the nine months ended September 30, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million, and the repurchase obligation of $270.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of September 30, 2020, securities with a fair value of $80.2 million were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of September 30, 2020, the fair value of the collateral related to this program was $82.8 million and the Company has an obligation to return $82.8 million of collateral to the securities borrowers.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of September 30, 2020 and December 31, 2019:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2020
	(Dollars In Thousands)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$153,681	$—	$—	$—	$153,681
Total repurchase agreements and repurchase-to-maturity transactions	153,681	—	—	—	153,681
Securities lending transactions
Corporate securities	60,358	—	—	—	60,358
Equity securities	17,282	—	—	—	17,282
Other government related securities	2,554	—	—	—	2,554
Total securities lending transactions	80,194	—	—	—	80,194
Total securities	$233,875	$—	$—	$—	$233,875
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
11.    COMMITMENTS AND CONTINGENCIES
The Company leases administrative and marketing office space as well as various office equipment. Most leases have terms ranging from two years to twenty-five years. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. The Company accounts for lease components separately from non-lease components (e.g., common area maintenance). Certain of the Company’s lease agreements include options to renew at the Company’s discretion. Management has concluded that the Company is not reasonably certain to elect any of these renewal options. The Company will use the interest rates received on its funding agreement backed notes as the collateralized discount rate when calculating the present value of remaining lease payments when the rate implicit in the lease is unavailable.

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

The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no liability is established. For such matters, the Company may provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates its established liabilities, disclosures, and estimates of reasonably possible losses or range of loss based on such reviews.
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

Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS (the “Receiver”) and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery (the “Court”) entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.

A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the receiver of SRUS on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. The Company is currently working to evaluate the impact of both options and to provide feedback/objections to the Receiver on the Rehabilitation Plan. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplates possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021.

The Company continues to monitor SRUS and the actions of the Receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of September 30, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2020 and December 31, 2019.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,833,888	(9,781)	2,824,107
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(3,574)	—	(3,574)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(10,474)	1,799	(8,675)
Balance, December 31, 2019	$1,415,631	$(7,989)	$1,407,642
Other comprehensive income (loss) before reclassifications	1,258,943	(877)	1,258,066
Other comprehensive income (loss) on investments for which a credit loss has been recognized in earnings	25,659	—	25,659
Amounts reclassified from accumulated other comprehensive income (loss)(1)	60,231	2,427	62,658
Balance, September 30, 2020	$2,760,464	$(6,439)	$2,754,025

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of September 30, 2020 and December 31, 2019, net unrealized gains reported in AOCI were offset by $(1.6) billion and $(776.9) million, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2020 and 2019.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2020	2019	2020	2019
		(Dollars In Thousands)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(401)	$(746)	$(3,072)	$(1,360)
	Tax (expense) benefit	84	157	645	285
		$(317)	$(589)	$(2,427)	$(1,075)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$2,681	$15,686	$44,298	$21,885
	Net credit losses recognized in operations	(38,459)	—	(120,540)	—
	Net impairment losses recognized in operations	—	(10,818)	—	(14,658)
	Tax (expense) benefit	7,513	(1,022)	16,011	(1,517)
		$(28,265)	$3,846	$(60,231)	$5,710

(1) See Note 7, Derivative Financial Instruments for additional information

13.    INCOME TAXES
The Company used its respective estimates for its annual 2020 and 2019 income in computing its effective income tax rates for the three and nine months ended September 30, 2020 and 2019. The effective tax rates for the three and nine months ended September 30, 2020 and 2019, were 17.7%, 19.2% 20.6%, and 19.2% respectively.
The CARES Act, as described in Note 9, Commercial Mortgage Loans, includes tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was in the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act was not material to the Company's consolidated financial statements; however, if we were to have a taxable loss for the year ended December 31, 2020, we would be able to carryback those losses to prior periods. At this time, the Company does not expect the impact of the CARES Act to be material to the Company's consolidated financial statements for the year ended December 31, 2020.
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
There have been no changes to the balance of unrecognized tax benefits during the three and nine months ended September 30, 2020. The Company believes that in the next twelve months, none of the unrecognized tax benefits will be reduced.

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

•The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. Additionally, this segment recently increased its focus on identifying transactions which present ongoing retail opportunities. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Retail Life and Annuity segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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
As of April 1, 2020, the Company refined its method of allocating the realized gains and losses associated with its derivative portfolios to the Acquisitions and Retail Life and Annuity operating segments. The impact of the change in allocation was not considered material to the operation segment results for the three and nine months ended September 30, 2019.
There were no significant intersegment transactions during the three and nine months ended September 30, 2020 and 2019.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Revenues
Retail Life and Annuity	$664,525	$651,222	$1,995,041	$1,817,232
Acquisitions	802,200	859,524	2,399,362	2,136,497
Stable Value Products	48,081	59,954	137,222	187,118
Asset Protection	68,198	72,729	209,790	218,995
Corporate and Other	50,223	22,597	81,138	90,082
Total revenues	$1,633,227	$1,666,026	$4,822,553	$4,449,924
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$14,927	3,015	22,642	$87,405
Acquisitions	64,999	103,210	238,121	247,932
Stable Value Products	20,129	20,863	62,119	71,208
Asset Protection	9,484	9,637	32,851	26,945
Corporate and Other	(32,125)	(36,563)	(103,897)	(119,675)
Pre-tax adjusted operating income	77,414	100,162	251,836	313,815
Realized gains (losses) and adjustments	(4,802)	139,679	118,090	288,476
Income before income tax	72,612	239,841	369,926	602,291
Income tax expense	(12,850)	(49,417)	(71,094)	(115,355)
Net income	$59,762	$190,424	$298,832	$486,936

Pre-tax adjusted operating income	$77,414	$100,162	$251,836	$313,815
Adjusted operating income tax expense	(13,859)	(20,085)	(46,295)	(54,775)
After-tax adjusted operating income	63,555	80,077	205,541	259,040
Realized gains (losses) and adjustments	(4,802)	139,679	118,090	288,476
Income tax (expense) benefit on adjustments	1,009	(29,332)	(24,799)	(60,580)
Net income	$59,762	$190,424	$298,832	$486,936

Realized gains (losses) and adjustments:
Derivative financial instruments	$15,337	$42,286	$92,899	$(86,288)
Investments	22,819	77,399	(72,752)	302,596
Less: related amortization(1)	56,313	(6,205)	(58,065)	(37,406)
Less: VA GLWB economic cost	(13,355)	(13,789)	(39,878)	(34,762)
Total realized gains (losses) and adjustments	$(4,802)	$139,679	$118,090	$288,476

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net investment income
Retail Life and Annuity	$249,122	$235,318	$748,470	$697,786
Acquisitions	405,458	426,510	1,235,231	1,106,782
Stable Value Products	54,210	59,707	169,279	184,450
Asset Protection	5,438	7,164	19,144	21,015
Corporate and Other	23,943	11,012	59,462	56,294
Total net investment income	$738,171	$739,711	$2,231,586	$2,066,327

Amortization of DAC and VOBA
Retail Life and Annuity	$76,982	37,277	69,978	$57,471
Acquisitions	14,114	7,388	23,720	18,349
Stable Value Products	872	857	2,439	2,584
Asset Protection	17,173	15,828	48,459	47,156
Corporate and Other	—	—	—	—
Total amortization of DAC and VOBA	$109,141	$61,350	$144,596	125,560

	Operating Segment Assets
	As of September 30, 2020
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$39,070,453	$54,395,295	$5,889,432
DAC and VOBA	2,476,357	808,377	7,681
Other intangibles	375,851	33,831	6,222
Goodwill	558,501	23,862	113,924
Total assets	$42,481,162	$55,261,365	$6,017,259

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$869,456	$19,872,380	$120,097,016
DAC and VOBA	169,505	—	3,461,920
Other intangibles	104,019	33,161	553,084
Goodwill	129,224	—	825,511
Total assets	$1,272,204	$19,905,541	$124,937,531

	Operating Segment Assets
	As of December 31, 2019
	(Dollars In Thousands)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$37,448,239	$54,074,450	$5,317,885
DAC and VOBA	2,416,616	924,090	5,221
Other intangibles	401,178	36,321	6,722
Goodwill	558,501	23,862	113,924
Total assets	$40,824,534	$55,058,723	$5,443,752

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$878,386	$17,830,217	$115,549,177
DAC and VOBA	173,628	—	3,519,555
Other intangibles	112,032	27,173	583,426
Goodwill	129,224	—	825,511
Total assets	$1,293,270	$17,857,390	$120,477,669

15.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to September 30, 2020, and through the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

On October 1, 2020, as part of a corporate initiative to consolidate and simplify PLC’s reserve financing structures and reduce related financial and operational costs, Golden Gate II Captive Insurance Company, Golden Gate III Vermont Captive Insurance Company, Golden Gate IV Vermont Captive Insurance Company, and Golden Gate V Vermont Captive Insurance Company, all of which are wholly owned captive insurance company subsidiaries of the Company (collectively “the Captives”) merged with and into (the “Captive Merger”) Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company.

In conjunction with the Captive Merger, Golden Gate and Steel City, LLC (“Steel City”), a wholly owned subsidiary of PLC, terminated the financing facility into which Golden Gate and Steel City had entered in 2016. This termination included redeeming the fixed maturity securities issued by Steel City to Golden Gate and the surplus note issued by Golden Gate to Steel City.

In conjunction with the Captive Merger, Golden Gate II redeemed the full outstanding principal amount of floating rate non-recourse funding obligations due July 15, 2052. These non-recourse funding obligations were previously marked to fair value in conjunction with the February 1, 2015 acquisition of the Company by The Dai-ichi Life Insurance Company (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”). The redemption required the acceleration of the accretion of the discount associated with the non-recourse funding obligation. The estimated impact of this non-cash acceleration is a $54 million reduction to income before income taxes for the year ended December 31, 2020.

Also in conjunction with the Captive Merger, Golden Gate V and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary of PLC, terminated the financing facility into which Golden Gate V and Red Mountain had entered into in 2012. This termination included redeeming the fixed maturity securities issued by Red Mountain to Golden Gate V and the non-recourse funding obligation issued by Golden Gate V to Red Mountain. As a result of these redemptions, the amortization and accretion of premiums and discounts recorded against the fixed maturities and non-recourse funding obligations which were previously marked to fair value in conjunction with the February 1, 2015 acquisition of the Company by Dai-ichi Life was accelerated. The estimated net impact of this non-cash acceleration is a $16 million reduction to income before income taxes for the year ended December 31, 2020.

Also, in connection with the Captive Merger, the interest support and YRT premium support agreements that were entered into with PLC were terminated. As discussed in Note 6, Fair Value of Financial Instruments, these agreements met the definition of a derivative financial instrument and were accounted for at fair value in the consolidated financial statements. PLC intends to settle its obligations under these agreements during the fourth quarter of 2020.

On October 1, 2020, immediately following the Captive Merger, Golden Gate entered into a transaction with a term of 20 years, that may be extended to up to a maximum term of 25 years, to finance up to a maximum term of $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by PLICO and West Coast pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). Pursuant to the XOL Agreement, in exchange for periodic fees, the Retrocessionaires assume, on an excess of loss basis, the obligation to pay (the “XOL Payments”) each quarter the lessor of a) the greater of (i) statutory reserves in excess of economic reserves and (ii) the financed amount and b) if total claims for such quarter exceed the available assets (as set forth in the XOL Agreement) of Golden Gate, the amount of such excess. The transaction is “non-recourse” to the Company, WCL, and PLICO, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made.

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
General
•the impact of the novel coronavirus (COVID-19) global pandemic, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
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
•our use of affiliate and captive reinsurance companies to finance statutory reserves related to our term and universal life products and to reduce volatility affecting our variable annuity products, may be limited or adversely affected by regulatory action, pronouncements and interpretations;
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
•Acquisitions - We focus on acquiring, converting, and/or servicing policies and contracts from other companies. This segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. Additionally, this segment recently increased its focus on identifying transactions which present ongoing retail opportunities. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Retail Life and Annuity segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. COVID-19 has since spread, and infections have been found around the world, including the United States. On March 11, 2020, the World Health Organization declared the outbreak to constitute a pandemic based on the global spread of the disease, the severity of illnesses it causes, and its effects on society. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, current and future regulatory and private sector responses, which may be precautionary, and the impact on our customers, workforce, and vendors, all of which are uncertain and cannot be predicted. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries, and it could materially adversely impact the mortality, morbidity, or other experience of the Company or its reinsurers or have a material adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. The continued macroeconomic effects of the COVID-19 outbreak could also materially adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were affected primarily by the effect of the COVID-19 pandemic on mortality and equity markets. The COVID-19 pandemic has resulted in an increase in claims in the life insurance block. Further, the pandemic has resulted in significant volatility in equity markets which has impacted variable product account values. Declining variable product account values accelerated the amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Lower account values also resulted in higher annuity guaranteed benefit and other reserves and lower fee income during the three months ended March 31, 2020. An improvement in equity markets since that time has resulted in an increase in account values, which resulted in the slowing of DAC and VOBA amortization and a decrease in guaranteed benefit reserves. Lower fee income is expected to continue until variable account values increase with further increases in the equity markets. As variable account values increase, our exposure to claims related to guaranteed benefits will decline which in turn will result in lowering the required reserves associated with these guaranteed benefits. Additionally, the pandemic will continue to impact earnings based on the volume and severity of claims in the life insurance blocks related to COVID-19. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during the third quarter of 2020 included a positive impact on sales due to pent up demand from the second quarter in industry auto sales and lower general and administrative expenses, especially with respect to travel costs. While current trends remain positive, there remains uncertainty around the potential effect of the COVID-19 pandemic on the segment’s fourth quarter 2020 results, including a potential negative impact on sales if increased COVID-19 cases result in increased shut downs of economic activity.

Corporate Securities. The overall deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices has negatively affected the values of certain of our investments. The largest impacts have been in the oil & gas, real estate, and consumer and retail industries. For the nine months ended September 30, 2020, we have recognized $120.5 million of impairments primarily reflecting declines in the value of certain oil and gas securities.

Commercial Mortgage Loans. On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act terminates on the earlier of December 31, 2020 or 60 days after the end of the national emergency declared on March 13, 2020. Accordingly, we provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). As of September 30, 2020, we had a total of 308 loans with $2.2 billion in unpaid principal balance under the Loan Modification Program. The modifications under this program include agreements to defer principal payments only or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.

RECENT DEVELOPMENTS
Reserve Financing Restructuring

As discussed in Note 15, Subsequent Events, to the consolidated condensed financial statements contained in this report, on October 1, 2020, as part of a corporate initiative to consolidate and simplify PLC’s reserve financing structures and reduce related financial and operational costs, Golden Gate II Captive Insurance Company, Golden Gate III Vermont Captive Insurance Company, Golden Gate IV Vermont Captive Insurance Company, and Golden Gate V Vermont Captive Insurance Company (“Captive Merger”), all of which were wholly owned captive insurance company subsidiaries of the Company (collectively “the Captives”) merged with and into Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company.

The Captive Merger will impact the Company through termination of the interest support and YRT premium support agreements that were entered into with PLC. As discussed in Note 6, Fair Value of Financial Instruments, to the consolidated condensed financial statements contained in this report, these agreements met the definition of a derivative financial instrument and were accounted for at fair value in the consolidated financial statements. PLC intends to settle its obligations under these agreements during the fourth quarter of 2020.

On October 1, 2020, immediately following the Captive Merger, Golden Gate entered into a transaction with a term of 20 years, that may be extended to up to a maximum term of 25 years, to finance up to $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by PLICO and West Coast pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). Pursuant to the XOL Agreement, in exchange for periodic fees, the Retrocessionaires assume, on an excess of loss basis, the obligation to pay (“XOL Payments”) each quarter the lessor of a) the greater of (i) statutory reserves in excess of economic reserves and (ii) the financed amount and b) if total claims for such quarter exceed the available assets (as set forth in the XOL Agreement) of Golden Gate, the amount of such excess.

The transaction is “non-recourse” to the Company, WCL, and the Company, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL Payments required to be made. The estimated average annual expense of the facility is approximately $4.2 million over the expected life of the XOL Agreement and approximately $7.0 million during the first five years (representing average savings when compared to the prior reserve financings of approximately $7.9 million per year over the life of the financing and approximately $16.2 million per year during the first five years of the financing), in each case presented on an after-tax basis and calculated in accordance with GAAP.
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

On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. In addition, there were certain pending items which remained subject to adjustment in accordance with the Master Transaction Agreement as of September 30, 2020. On October 30, 2020, the Company reached a final settlement on all of the remaining pending items. As a result of these adjustments, the Company will recognize approximately $90 million in income before income tax during the quarter ended December 31, 2020. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by the Company.

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

As of April 1, 2020, the Company refined its method of allocating the realized gains and losses associated with its derivative portfolios to the Acquisitions and Retail Life and Annuity operating segments. The impact of the change in allocation was not considered material to the operating segment results for the three and nine months ended September 30, 2019.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Pre-tax Adjusted Operating Income (Loss)
Retail Life & Annuity	$14,927	$3,015	n/m	$22,642	$87,405	(74.1)%
Acquisitions	64,999	103,210	(37.0)	238,121	247,932	(4.0)
Stable Value Products	20,129	20,863	(3.5)	62,119	71,208	(12.8)
Asset Protection	9,484	9,637	(1.6)	32,851	26,945	21.9
Corporate and Other	(32,125)	(36,563)	(12.1)	(103,897)	(119,675)	(13.2)
Pre-tax adjusted operating income	77,414	100,162	(22.7)	251,836	313,815	(19.8)
Realized gains (losses) and adjustments	(4,802)	139,679	n/m	118,090	288,476	(59.1)
Income before income tax	72,612	239,841	(69.7)	369,926	602,291	(38.6)
Income tax expense	(12,850)	(49,417)	(74.0)	(71,094)	(115,355)	(38.4)
Net income	$59,762	$190,424	(68.6)%	$298,832	$486,936	(38.6)%

Pre-tax adjusted operating income	$77,414	$100,162	(22.7)%	$251,836	$313,815	(19.8)%
Adjusted operating income tax expense	(13,859)	(20,085)	(31.0)	(46,295)	(54,775)	(15.5)
After-tax adjusted operating income	63,555	80,077	(20.6)	205,541	259,040	(20.7)
Realized gains (losses) and adjustments	(4,802)	139,679	n/m	118,090	288,476	(59.1)
Income tax expense on adjustments	1,009	(29,332)	n/m	(24,799)	(60,580)	(59.1)
Net income	$59,762	$190,424	(68.6)%	$298,832	$486,936	(38.6)%

Realized gains (losses) and adjustments:
Derivative financial instruments	$15,337	$42,286	(63.7)	$92,899	$(86,288)	n/m
Investments	22,819	77,399	(70.5)	(72,752)	302,596	n/m
Less: related amortization(1)	56,313	(6,205)	n/m	(58,065)	(37,406)	55.2
Less: VA GLWB economic cost	(13,355)	(13,789)	(3.1)	(39,878)	(34,762)	14.7
Total realized gains (losses) and adjustments	$(4,802)	$139,679	n/m	$118,090	$288,476	(59.1)%

(1) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended September 30, 2020 as compared to The Three Months Ended September 30, 2019

Net income for the three months ended September 30, 2020 included a $22.7 million decrease in pre-tax adjusted operating income. The decrease consisted of a $38.2 million decrease in the Acquisition segment, a $0.2 million decrease in the Asset Protection segment, and a $0.7 million decrease in the Stable Value Products. These decreases were partially offset by a $11.9 million increase in the Retail Life and Annuity segment and a $4.4 million improvement in the Corporate and Other segment.

For The Nine Months Ended September 30, 2020 as compared to The Nine Months Ended September 30, 2019

Net income for the nine months ended September 30, 2020 included a $62.0 million decrease in pre-tax adjusted operating income. The decrease consisted of a $64.8 million decrease in the Retail Life and Annuity segment, a $9.8 million decrease in the Acquisition segment, and a $9.1 million decrease in the Stable Value Products segment which was partially offset by a $15.8 million improvement in the Corporate and Other segment and a $5.9 million increase in the Asset Protection segment.

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$564,377	$530,490	6.4%	$1,560,111	$1,579,452	(1.2)%
Reinsurance ceded	(192,980)	(220,770)	(12.6)	(432,597)	(686,127)	(37.0)
Net premiums and policy fees	371,397	309,720	19.9	1,127,514	893,325	26.2
Net investment income	249,122	235,318	5.9	748,470	697,786	7.3
Realized gains (losses) - investments/derivatives	(10,477)	(10,489)	(0.1)	(31,269)	(31,462)	(0.6)
Other income	40,689	41,850	(2.8)	121,208	122,084	(0.7)
Total operating revenues	650,731	576,399	12.9	1,965,923	1,681,733	16.9
Realized gains (losses) - investments/derivatives	13,794	74,823	(81.6)	29,118	135,499	(78.5)
Total revenues	664,525	651,222	2.0	1,995,041	1,817,232	9.8
BENEFITS AND EXPENSES
Benefits and settlement expenses	546,076	463,200	17.9	1,660,292	1,323,786	25.4
Amortization of DAC/VOBA	39,149	57,625	(32.1)	137,212	113,373	21.0
Other operating expenses	50,579	52,559	(3.8)	145,777	157,169	(7.2)
Operating benefits and settlement expenses	635,804	573,384	10.9	1,943,281	1,594,328	21.9
Benefits and settlement expenses related to realized gains (losses)	9,847	7,961	23.7	(10,763)	7,418	n/m
Amortization of DAC/VOBA related to realized gains (losses)	37,833	(20,348)	n/m	(67,234)	(55,902)	20.3
Total benefits and expenses	683,484	560,997	21.8	1,865,284	1,545,844	20.7
INCOME BEFORE INCOME TAX	(18,959)	90,225	n/m	129,757	271,388	(52.2)
Less: realized gains (losses) - investments/derivatives	13,794	74,823	(81.6)	29,118	135,499	(78.5)
Less: related benefits and settlement expenses	(9,847)	(7,961)	23.7	10,763	(7,418)	n/m
Less: related amortization of DAC/VOBA	(37,833)	20,348	n/m	67,234	55,902	20.3
PRE-TAX ADJUSTED OPERATING INCOME	$14,927	$3,015	n/m	$22,642	$87,405	(74.1)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional life(1)	$74,041	$59,982	23.4%	$191,457	$174,869	9.5%
Universal life(1)	9,420	18,009	(47.7)	32,284	63,053	(48.8)
Fixed annuity(2)	793,145	433,850	82.8	1,803,630	1,392,044	29.6
Variable annuity(2)	80,310	53,832	49.2	173,790	163,179	6.5
	$956,916	$565,673	69.2%	$2,201,161	$1,793,145	22.8%
Average Account Values
Universal life	$7,655,550	$7,803,697	(1.9)%	$7,697,595	$7,793,225	(1.2)%
Variable universal life(6)	848,166	824,761	2.8	820,726	795,211	3.2
Fixed annuity(3)	11,098,627	9,970,444	11.3	10,759,010	9,737,304	10.5
Variable annuity	10,797,645	12,053,880	(10.4)	10,748,731	12,069,246	(10.9)
	$30,399,988	$30,652,782	(0.8)%	$30,026,062	$30,394,986	(1.2)%
Average Life Insurance In-force(4)
Traditional	$382,628,724	$360,112,093	6.3%	$374,968,167	$358,590,816	4.6%
Universal life	288,154,312	288,396,760	(0.1)	288,522,395	286,909,706	0.6
	$670,783,036	$648,508,853	3.4%	$663,490,562	$645,500,522	2.8%
Interest Spread - Fixed Annuities(5)
Net investment income yield	3.43%	3.59%		3.68%	3.65%
Interest credited to policyholders	2.50%	2.62%		2.50%	2.54%
Interest spread	0.93%	0.97%		1.18%	1.11%

	As of
	September 30, 2020	December 31, 2019
	(Dollars In Thousands)
VA GLWB Benefit Base	$9,649,358	$9,850,644
Account value subject to GLWB rider	$7,482,140	$8,403,428

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
(3) Includes general account balances held within VA products. Fixed annuity account value is net of non-affiliate reinsurance ceded.
(4) Amounts are not adjusted for reinsurance ceded.
(5) Interest spread on average general account values.
(6) Includes general account balances held within VUL products.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income increased $11.9 million which was driven by higher net premiums in the traditional life block, higher annuity interest spread and investment income, lower expenses, and a favorable change in unlocking. These increases were partially offset by higher claims in the traditional life and universal life blocks and lower variable annuity (“VA”) fee income. Segment results were negatively impacted by $20.6 million of unfavorable unlocking for the three months ended September 30, 2020, as compared to $34.4 million of unfavorable unlocking for the three months ended September 30, 2019.

Operating revenues

Total operating revenues increased $74.3 million which was driven by an increase in traditional life and universal life net premiums and higher investment income partially offset by lower VA fee income.

Net premiums and policy fees

Net premiums and policy fees increased by $61.7 million, driven by an increase in traditional life and universal life net premiums, partially offset by lower VA fee income.
Net investment income
Net investment income in the segment increased $13.8 million driven by higher fixed annuity account value and higher investment income in the universal life and traditional life blocks.

Other income

Other income decreased $1.2 million due to lower VA fee income.

Benefits and settlement expenses

Benefits and settlement expenses increased by $82.9 million driven by higher traditional life and universal life claims, an unfavorable change in unlocking in the universal life block, a net unfavorable change in reserves and higher annuity credited interest. Segment results were negatively impacted by $22.6 million of unfavorable unlocking as compared to $11.8 million of unfavorable unlocking in 2019.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $18.5 million primarily due to a favorable change in unlocking in the universal life block, partially offset by higher amortization in the traditional life block and an unfavorable change in annuity unlocking. Segment results were positively impacted by $2.0 million of favorable unlocking as compared to $22.6 million of unfavorable unlocking in 2019.
Other operating expenses
Other operating expenses decreased $2.0 million which was driven by lower acquisition expense, maintenance and overhead expense, and lower commissions, partially offset by a decrease in reinsurance allowances.

Sales

Sales increased $391.2 million, primarily due to an increase in fixed annuity sales.

For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $64.8 million primarily driven by higher claims in the universal life and traditional life blocks, unfavorable unlocking, an unfavorable change in guaranteed benefit reserves, and lower fee income offset by higher net premiums in the traditional life block, higher investment income, lower expenses, and a favorable change in SPIA mortality compared to prior year. Segment results were negatively impacted by $68.2 million of unfavorable unlocking, as compared to $25.3 million of unfavorable unlocking for 2019.

Operating revenues

Total operating revenues increased $284.2 million, which was driven by a $246.8 million increase in net traditional life premiums due to post level activity and higher investment income, partially offset by a decrease in universal life net policy fees and lower VA fee income.

Net premiums and policy fees

Net premiums and policy fees increased by $234.2 million, driven by a favorable impact of post level activity in the traditional life block partially offset by a decrease in policy fees in the universal life block and lower VA fee income.
Net investment income
Net investment income in the segment increased $50.7 million, driven by higher liability balances.

Other income

Other income decreased $0.9 million, which was due to lower VA fee income partially offset by higher fee income on fixed annuity products.

Benefits and settlement expenses

Benefits and settlement expenses increased by $336.5 million, driven by $199.7 million unfavorable change in reserves in the traditional life block due to post level impacts, as well as higher traditional life and universal life claims, unfavorable unlocking in the universal life block, higher annuity credited interest, and an unfavorable change in annuity guaranteed benefit reserve partially offset by a favorable change in reserves in the universal life block and favorable SPIA mortality. Segment results were negatively impacted by $37.7 million of unfavorable unlocking, as compared to $13.3 million of unfavorable unlocking for 2019.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $23.8 million, primarily due to an unfavorable change in unlocking in the variable universal life and variable annuity blocks partially offset by a favorable change in unlocking in the universal life block. DAC and VOBA unlocking was $30.4 million unfavorable as compared to $12.1 million unfavorable for the nine months ended September 30, 2019.
Other operating expenses
Other operating expenses decreased $11.4 million which was due to higher ceding allowance and lower commissions.

Sales

Sales for the segment increased $408.0 million which was primarily due to an increase in fixed annuity sales.

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
Impact of reinsurance
Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(192,980)	$(220,770)	(12.6)%	$(432,597)	$(686,127)	(37.0)%
Realized gains (losses) - derivatives	9,979	10,336	(3.5)	29,999	31,458	(4.6)
Other income	(1,212)	—	n/m	(2,414)	—	n/m
Total operating revenues	(184,213)	(210,434)	(12.5)	(405,012)	(654,669)	(38.1)
Realized gains (losses) - derivatives, net of economic cost	(82,161)	126,771	n/m	214,374	237,527	(9.7)
Total revenues	(266,374)	(83,663)	n/m	(190,638)	(417,142)	(54.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(153,768)	(142,187)	8.1	(334,649)	(483,900)	(30.8)
Amortization of DAC/VOBA	(1,114)	(1,613)	(30.9)	(3,109)	(3,841)	(19.1)
Other operating expenses(1)	(44,855)	(50,574)	(11.3)	(146,124)	(141,530)	3.2
Operating benefits and expenses	(199,737)	(194,374)	2.8	(483,882)	(629,271)	(23.1)
Benefits and settlement expenses related to realized gains (losses)	774	132	n/m	(1,172)	(118)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	1,702	728	n/m	5,116	2,266	n/m
Total benefits and expenses	(197,261)	(193,514)	1.9	(479,938)	(627,123)	(23.5)
NET IMPACT OF REINSURANCE	$(69,113)	$109,851	n/m	$289,300	$209,981	37.8

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

For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019

The lower ceded premium and policy fees was driven by lower ceded premiums in the traditional life block.

Ceded benefits and settlement expenses were higher due to higher ceded claims in the universal life block and higher ceded reserves in the traditional life block, offset by lower ceded reserves in the universal life block and lower claims in the traditional life block.

Ceded other operating expenses decreased due to higher ceding allowances on the universal life and traditional life blocks. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.
For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019

The lower ceded premium and policy fees was caused primarily by lower ceded traditional life premiums of $266.8 million, primarily due to fluctuations in the number of policies entering their post level period during the fourth quarter of 2019.

Ceded benefits and settlement expenses were lower due to lower ceded reserves in the traditional life block due to fluctuations the number of policies entering their post level period and lower ceded universal life reserves, partially offset by higher universal life ceded claims.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$404,641	$413,045	(2.0)%	$1,160,335	$1,069,932	8.4%
Reinsurance ceded	(63,223)	(63,778)	(0.9)	(162,126)	(193,999)	(16.4)
Net premiums and policy fees	341,418	349,267	(2.2)	998,209	875,933	14.0
Net investment income	405,458	426,510	(4.9)	1,235,231	1,106,782	11.6
Realized gains (losses) - investments/derivatives	(2,878)	(3,300)	(12.8)	(8,609)	(3,300)	n/m
Other income	37,572	37,317	0.7	123,964	68,997	79.7
Total operating revenues	781,570	809,794	(3.5)	2,348,795	2,048,412	14.7
Realized gains (losses) - investments/derivatives	20,630	49,730	(58.5)	50,567	88,085	(42.6)
Total revenues	802,200	859,524	(6.7)	2,399,362	2,136,497	12.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	644,515	629,922	2.3	1,904,913	1,615,121	17.9
Amortization of VOBA	6,643	6,133	8.3	12,829	16,641	(22.9)
Other operating expenses	65,413	70,529	(7.3)	192,932	168,718	14.4
Operating benefits and expenses	716,571	706,584	1.4	2,110,674	1,800,480	17.2
Benefits and settlement expenses related to realized gains (losses)	1,162	4,927	(76.4)	9,041	9,370	(3.5)
Amortization of VOBA related to realized gains (losses)	7,471	1,255	n/m	10,891	1,708	n/m
Total benefits and expenses	725,204	712,766	1.7	2,130,606	1,811,558	17.6
INCOME BEFORE INCOME TAX	76,996	146,758	(47.5)	268,756	324,939	(17.3)
Less: realized gains (losses) - investments/derivatives	20,630	49,730	(58.5)	50,567	88,085	(42.6)
Less: related benefits and settlement expenses	(1,162)	(4,927)	(76.4)	(9,041)	(9,370)	(3.5)
Less: related amortization of VOBA	(7,471)	(1,255)	n/m	(10,891)	(1,708)	n/m
PRE-TAX ADJUSTED OPERATING INCOME	$64,999	$103,210	(37.0)%	$238,121	$247,932	(4.0)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$242,435,281	$264,696,924	(8.4)%	$247,093,302	$243,981,484	1.3%
Universal life	67,637,900	68,517,839	(1.3)	67,952,648	50,120,940	35.6
	$310,073,181	$333,214,763	(6.9)%	$315,045,950	$294,102,424	7.1%
Average Account Values
Universal life(2)	$15,570,550	$15,648,232	(0.5)%	$15,611,623	$11,259,707	38.7%
Variable universal life	7,868,732	7,106,265	10.7	7,701,859	3,957,165	94.6
Fixed annuity(2)	10,219,132	10,832,914	(5.7)	10,316,521	10,434,832	(1.1)
Variable annuity	4,858,864	4,669,422	4.1	4,946,172	2,794,917	77.0
	$38,517,278	$38,256,833	0.7%	$38,576,175	$28,446,621	35.6%
Interest Spread - Fixed Annuities
Net investment income yield	3.91%	4.00%		3.96%	3.96%
Interest credited to policyholders	3.35%	3.20%		3.15%	3.17%
Interest spread(3)	0.56%	0.80%		0.81%	0.79%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable products and is net of reinsurance ceded. Excludes structured annuity products.
(3) Interest spread on average general account values
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

 For The Three Months Ended September 30, 2020 as compared to The Three Months Ended September 30, 2019

Pre-tax adjusted operating income

Pre-tax adjusted operating income decreased $38.2 million, primarily due to the expected runoff of in-force blocks of business.

Operating revenues

Net premiums and policy fees decreased $7.8 million and net investment income decreased $21.1 million primarily due to the expected runoff of the in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $12.4 million which was driven by higher traditional life and universal life claims, a net unfavorable change in reserves and higher credited interest.

For The Nine Months Ended September 30, 2020 as compared to The Nine Months Ended September 30, 2019

Pre-tax adjusted operating income

Pre-tax adjusted operating income decreased $9.8 million, primarily due to expected run off in the in-force blocks of business partly offset by the favorable impact of the GWL&A reinsurance transaction, which added $50.5 million of pre-tax operating income in 2020, an increase of $24.6 million compared to the prior year.

Operating revenues

Net premiums and policy fees increased $122.3 million primarily due to the premiums associated with the GWL&A reinsurance transaction more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $128.4 million primarily due to the $172.9 million impact of the GWL&A reinsurance transaction, partly offset by the expected runoff of the other in-force blocks of business.

Total benefits and expenses

Total benefits and expenses increased $319.1 million primarily due to the GWL&A reinsurance transaction, which increased benefits and expenses $358.7 million. This was partly offset by expected runoff of the in-force blocks of business.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(63,223)	$(63,778)	(0.9)%	$(162,126)	$(193,999)	(16.4)%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(64,817)	(54,216)	19.6	(147,810)	(170,467)	(13.3)
Amortization of VOBA	(134)	(494)	(72.9)	(482)	(763)	(36.8)
Other operating expenses	(6,573)	(8,143)	(19.3)	(21,405)	(23,892)	(10.4)
Total benefits and expenses	(71,524)	(62,853)	13.8	(169,697)	(195,122)	(13.0)

NET IMPACT OF REINSURANCE(1)	$8,301	$(925)	n/m	$7,571	$1,123	n/m

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

For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019
The net impact of reinsurance was more favorable by $9.2 million primarily due to higher ceded benefit and settlement expenses of $10.6 million.
For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019
The net impact of reinsurance was more favorable by $6.4 million primarily due to lower ceded revenue partly offset by lower ceded benefit and settlement expenses due to fluctuations in policies in their post level period.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$54,210	$59,707	(9.2)%	$169,279	$184,450	(8.2)%
Other income	—	5	n/m	—	10	n/m
Total operating revenues	54,210	59,712	(9.2)	169,279	184,460	(8.2)
Realized gains (losses) - investments/derivatives	(6,129)	242	n/m	(32,057)	2,658	n/m
Total revenues	48,081	59,954	(19.8)	137,222	187,118	(26.7)
BENEFITS AND EXPENSES
Benefits and settlement expenses	32,408	37,471	(13.5)	102,341	108,532	(5.7)
Amortization of DAC	872	857	1.8	2,439	2,584	(5.6)
Other operating expenses	801	521	53.7	2,380	2,136	11.4
Total benefits and expenses	34,081	38,849	(12.3)	107,160	113,252	(5.4)
INCOME BEFORE INCOME TAX	14,000	21,105	(33.7)	30,062	73,866	(59.3)
Less: realized gains (losses)	(6,129)	242	n/m	(32,057)	2,658	n/m
PRE-TAX ADJUSTED OPERATING INCOME	$20,129	$20,863	(3.5)%	$62,119	$71,208	(12.8)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
GIC	$75,387	$—	—%	$78,387	$—	n/m
GFA	750,000	—	n/m	1,750,000	1,350,000	29.6%
	$825,387	$—	n/m	$1,828,387	$1,350,000	35.4%

Average Account Values	$6,073,850	$5,754,449	5.6%	$5,807,089	$5,663,201	2.5%
Ending Account Values	$6,017,259	$5,450,981	10.4%	$6,017,259	$5,450,981	10.4%

Operating Spread
Net investment income yield	3.56%	4.15%		3.89%	4.34%
Interest credited	2.13	2.60		2.35	2.55
Operating expenses	0.11	0.10		0.11	0.11
Operating spread	1.32%	1.45%		1.43%	1.68%

Adjusted operating spread(2)	1.31%	1.19%		1.25%	1.32%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participation commercial mortgage loan income.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $0.7 million which primarily resulted from lower participation commercial mortgage loan income, partially offset by an increase in adjusted operating spread and higher average account values. Participation commercial mortgage loan income for the three months ended September 30, 2020, was $0.3 million as compared to $3.7 million for the three months ended September 30, 2019. The adjusted operating spread, which excludes participation commercial mortgage loan income, increased by 12 basis points for the three months ended September 30, 2020, from the prior year, due primarily to a decrease in credited interest, partially offset by a decrease in average yields on investments.

For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $9.1 million which primarily resulted from lower participating mortgage loan income and a decrease in adjusted operating spread, partially offset by higher average account values. Participation commercial mortgage loan income for the nine months ended September 30, 2020, was $7.5 million as compared to $15.2 million for the nine months ended September 30, 2019. The adjusted operating spread, which excludes participation commercial mortgage loan income, decreased by 7 basis points for the nine months ended September 30, 2020, from the prior year, due primarily to a decrease in average yields on investments, partially offset by a decrease in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$73,592	$74,824	(1.6)%	$221,795	$225,698	(1.7)%
Reinsurance ceded	(47,529)	(45,650)	4.1	(138,900)	(134,367)	3.4
Net premiums and policy fees	26,063	29,174	(10.7)	82,895	91,331	(9.2)
Net investment income	5,438	7,164	(24.1)	19,144	21,015	(8.9)
Other income	36,697	36,391	0.8	107,751	106,649	1.0
Total operating revenues	68,198	72,729	(6.2)	209,790	218,995	(4.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	20,315	23,324	(12.9)	59,232	70,945	(16.5)
Amortization of DAC/VOBA	17,173	15,828	8.5	48,459	47,156	2.8
Other operating expenses	21,226	23,940	(11.3)	69,248	73,949	(6.4)
Total benefits and expenses	58,714	63,092	(6.9)	176,939	192,050	(7.9)
INCOME BEFORE INCOME TAX	9,484	9,637	(1.6)	32,851	26,945	21.9
PRE-TAX ADJUSTED OPERATING INCOME	$9,484	$9,637	(1.6)%	$32,851	$26,945	21.9%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales(1)
Credit insurance	$1,504	$2,177	(30.9)%	$4,392	$6,800	(35.4)%
Service contracts	114,131	107,498	6.2	293,529	297,928	(1.5)
GAP	21,465	21,726	(1.2)	56,930	58,691	(3.0)
	$137,100	$131,401	4.3%	$354,851	$363,419	(2.4)%
Loss Ratios(2)
Credit insurance	37.0%	11.3%		32.1%	19.5%
Service contracts	65.9	69.5		62.0	65.2
GAP	132.1	129.0		114.3	126.8

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income decreased $0.2 million due to a decrease in the GAP product line of $0.4 million due to lower investment income and higher expenses and a decrease of $0.4 million in the credit insurance product line due to higher loss ratios and lower volume. These decreases were offset by the service contract earnings that increased $0.6 million primarily due to lower loss ratios and lower expenses, somewhat offset by lower investment income.

Net premiums and policy fees

Net premiums and policy fees decreased $3.1 million due to a decrease of $1.3 million in service contract premiums primarily due to higher ceded premiums, GAP premiums decreased $1.4 million and credit insurance premiums decreased $0.4 million as a result of lower sales in prior periods and the related impact to earned premiums.
Benefits and settlement expenses
Benefits and settlement expenses decreased $3.0 million due to GAP claims decreasing $1.6 million and service contract claims decreasing $1.6 million due to lower loss ratios. Credit insurance claims increased $0.2 million, primarily due to higher loss ratios.

Sales

Total segment sales increased $5.7 million due to an increase of $6.6 million of service contract sales, a decrease of $0.7 million of credit insurance sales and a decrease of $0.2 million of GAP sales.

For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019

Pre-tax adjusted operating income

Pre-tax adjusted operating income increased $5.9 million primarily due to a $4.9 million increase in service contract earnings primarily due to lower loss ratios and lower expenses. GAP product line earnings increased $2.0 million due to lower loss ratios, somewhat offset by higher expenses. Earnings from the credit insurance product line decreased $1.0 million primarily due to lower volume.

Net premiums and policy fees

Net premiums and policy fees decreased $8.4 million due to decreases in all product lines. GAP premiums decreased $5.1 million, credit insurance premiums decreased $1.3 million and service contract premiums decreased $2.0 million as a result of higher ceded premiums and as a result of lower sales in prior periods and the related impact to earned premiums.
Benefits and settlement expenses
Benefits and settlement expenses decreased $11.7 million primarily due to a decrease in GAP and service contract claims of $8.6 million and $3.3 million, respectively due to lower loss ratios. Credit insurance claims increased $0.2. million due to higher loss ratios.

Sales

Total segment sales decreased $8.6 million due to a decrease in all product lines. Service contract sales decreased $4.4 million, credit insurance sales decreased $2.4 million, and GAP sales decreased $1.8 million.

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(47,529)	$(45,650)	4.1%	$(138,900)	$(134,367)	3.4%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(21,656)	(21,233)	2.0	(62,885)	(60,778)	3.5
Amortization of DAC/VOBA	(1,148)	(969)	18.5	(3,249)	(2,634)	23.3
Other operating expenses	(1,028)	(979)	5.0	(3,464)	(3,119)	11.1
Total benefits and expenses	(23,832)	(23,181)	2.8	(69,598)	(66,531)	4.6
NET IMPACT OF REINSURANCE(1)	$(23,697)	$(22,469)	5.5	$(69,302)	$(67,836)	2.2

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended September 30, 2020, as compared to The Three Months Ended September 30, 2019
Reinsurance premiums ceded increased $1.9 million primarily due to an increase in ceded service contract premiums, somewhat offset by a decrease in ceded credit insurance premiums.

Benefits and settlement expenses ceded increased $0.4 million primarily due to higher ceded losses in the credit product line.

Amortization of DAC and VOBA ceded increased $0.2 million as the result of changes in ceded activity in the GAP product line. Other operating expenses ceded increased $0.1 million, which was primarily due to an increase in ceded GAP operating expenses, somewhat offset by a decrease in ceded credit operating expenses.
For The Nine Months Ended September 30, 2020, as compared to The Nine Months Ended September 30, 2019
Reinsurance premiums ceded increased $4.5 million which was primarily due to an increase in ceded service contract premiums, somewhat offset by a decrease in ceded credit insurance premiums.

Benefits and settlement expenses ceded increased $2.1 million which was primarily due to higher ceded losses in the service contract product line.

Amortization of DAC and VOBA ceded increased $0.6 million as the result of changes in ceded activity in the GAP product line. Other operating expenses ceded increased $0.3 million as the result of changes in ceded activity in all product lines.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,538	$2,793	(9.1)%	$8,184	$8,853	(7.6)%
Reinsurance ceded	—	(3)	n/m	—	(139)	n/m
Net premiums and policy fees	2,538	2,790	(9.0)	8,184	8,714	(6.1)
Net investment income	23,943	11,012	n/m	59,462	56,294	5.6
Other income	526	116	n/m	1,095	247	n/m
Total operating revenues	27,007	13,918	94.0	68,741	65,255	5.3
Realized gains (losses) - investments/derivatives	23,216	8,679	n/m	12,397	24,827	(50.1)
Total revenues	50,223	22,597	n/m	81,138	90,082	(9.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	4,501	4,229	6.4	10,104	12,469	(19.0)
Amortization of DAC/VOBA	—	—	n/m	—	—	n/m
Other operating expenses	54,631	46,252	18.1	162,534	172,461	(5.8)
Total benefits and expenses	59,132	50,481	17.1	172,638	184,930	(6.6)
INCOME (LOSS) BEFORE INCOME TAX	(8,909)	(27,884)	(68.0)	(91,500)	(94,848)	(3.5)
Less: realized gains (losses) - investments/derivatives	23,216	8,679	n/m	12,397	24,827	(50.1)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(32,125)	$(36,563)	(12.1)%	$(103,897)	$(119,675)	(13.2)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended September 30, 2020 as compared to The Three Months Ended September 30, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $32.1 million for the three months ended September 30, 2020, as compared to a pre-tax adjusted operating loss of $36.6 million for the three months ended September 30, 2019. The decreased operating loss was primarily due to an increase in investment income due to increased invested asset balances, partially offset by increased operating expenses.
Operating revenues
Net investment income for the segment increased $12.9 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily due to an increase in invested assets.

Total benefits and expenses

Total benefits and expenses increased $8.7 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to an increase in corporate overhead expenses, partially offset by a decrease in interest expense.

For The Nine Months Ended September 30, 2020 as compared to The Nine Months Ended September 30, 2019
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $103.9 million for the nine months ended September 30, 2020, as compared to a pre-tax adjusted operating loss of $119.7 million for the nine months ended September 30, 2019. The decreased operating loss was primarily due to a decrease in operating expenses and an increase in investment income.
Operating revenues
Net investment income for the segment increased $3.2 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in invested asset balances.

Total benefits and expenses

Total benefits and expenses decreased $12.3 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to decreases in corporate overhead expenses and benefit and settlement expenses related to blocks in runoff, partially offset by an increase in interest expense.

CONSOLIDATED INVESTMENTS
As of September 30, 2020, our investment portfolio was approximately $88.9 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $67.3 billion, or 92.5%, of our fixed maturities as “available-for-sale” as of September 30, 2020. These securities are carried at fair value on our consolidated condensed balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 3.7%, of our fixed maturities and $77.3 million of short-term investments as of September 30, 2020. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $2.7 billion, or 3.8%, of our fixed maturities as “held-to-maturity” as of September 30, 2020. These securities are carried at amortized cost on our consolidated condensed balance sheets.
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
The following table presents the reported values of our invested assets:

	As of
	September 30, 2020		December 31, 2019
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2020 - $42,959,814; 2019 - $42,681,872)	$47,139,761	53.0%	$44,737,950	53.1%
Privately issued bonds (amortized cost: 2020 - $24,262,200; 2019 - $23,310,601)	25,556,044	28.7	24,030,426	28.5
Redeemable preferred stocks (amortized cost: 2020 - $78,366; 2019 - $100,068)	79,763	0.1	99,497	0.1
Fixed maturities	72,775,568	81.8%	68,867,873	81.7%
Equity securities (cost: 2020 - $519,972; 2019 - $534,463)	538,385	0.6	553,720	0.7
Commercial mortgage loans	9,765,312	11.0	9,379,401	11.1
Investment real estate	10,195	—	10,321	—
Policy loans	1,640,147	1.8	1,675,121	2.0
Other long-term investments	2,955,438	3.4	2,479,520	2.9
Short-term investments	1,239,028	1.4	1,320,864	1.6
Total investments	$88,924,073	100.0%	$84,286,820	100.0%

Included in the preceding table are $2.8 billion and $2.5 billion of fixed maturities and $77.3 million and $91.2 million of short-term investments classified as trading securities as of September 30, 2020 and December 31, 2019, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of September 30, 2020, our fixed maturity investment holdings were approximately $72.8 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$9,891,346	13.6%	$9,371,614	13.6%
AA	7,347,385	10.1	7,587,879	11.0
A	23,754,083	32.6	22,861,846	33.2
BBB	26,694,019	36.7	24,484,792	35.6
Below investment grade	2,408,411	3.3	1,737,861	2.5
Not rated(1)	2,680,324	3.7	2,823,881	4.1
	$72,775,568	100.0%	$68,867,873	100.0%

(1) Our “not rated” securities are $2.7 billion or 3.7% of our fixed maturity investments, and are held-to-maturity securities issued by affiliates of the Company which are considered variable interest entities (“VIEs”) and are discussed in Note 5, Investment Operations, to the consolidated condensed financial statements. We are not the primary beneficiary of these entities and thus these securities are not eliminated in consolidation. These securities are collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company.

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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2020		December 31, 2019
	(Dollars In Thousands)
Corporate securities	$51,834,489	71.2%	$48,400,037	70.3%
Residential mortgage-backed securities	7,054,780	9.7	6,140,862	8.9
Commercial mortgage-backed securities	2,765,038	3.8	2,840,952	4.1
Other asset-backed securities	1,734,529	2.4	1,924,596	2.8
U.S. government-related securities	1,117,284	1.5	1,079,463	1.6
Other government-related securities	667,647	0.9	625,944	0.9
States, municipals, and political subdivisions	4,841,714	6.7	4,932,641	7.2
Redeemable preferred stocks	79,763	0.1	99,497	0.1
Securities issued by affiliates	2,680,324	3.7	2,823,881	4.1
Total fixed income portfolio	$72,775,568	100.0%	$68,867,873	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of September 30, 2020	% Fair Value	As of December 31, 2019	% Fair Value
	(Dollars In Thousands)
Banking	$7,276,936	10.1%	$6,403,157	9.3%
Other finance	965,036	1.3	969,368	1.4
Electric utility	5,726,127	7.9	5,447,830	7.9
Energy	4,514,484	6.2	4,939,246	7.2
Natural gas	1,257,863	1.7	1,120,052	1.6
Insurance	5,703,945	7.8	4,969,799	7.2
Communications	2,806,052	3.9	2,654,395	3.9
Basic industrial	2,360,460	3.2	2,176,559	3.2
Consumer noncyclical	7,066,824	9.7	6,492,483	9.4
Consumer cyclical	2,728,797	3.7	2,597,772	3.8
Finance companies	296,143	0.4	228,037	0.3
Capital goods	3,545,812	4.9	3,425,996	5.0
Transportation	2,199,879	3.0	2,128,364	3.1
Other industrial	692,870	1.0	646,210	0.9
Brokerage	1,654,022	2.3	1,347,694	2.0
Technology	2,496,321	3.4	2,383,634	3.5
Real estate	574,532	0.8	531,000	0.8
Other utility	48,149	0.1	37,938	0.1
Commercial mortgage-backed securities	2,765,038	3.8	2,840,952	4.1
Other asset-backed securities	1,734,529	2.4	1,924,596	2.8
Residential mortgage-backed non-agency securities	6,074,638	8.3	5,265,776	7.6
Residential mortgage-backed agency securities	980,142	1.3	875,086	1.3
U.S. government-related securities	1,117,284	1.5	1,079,463	1.6
Other government-related securities	667,647	0.9	625,944	0.9
State, municipals, and political divisions	4,841,714	6.7	4,932,641	7.1
Securities issued by affiliates	2,680,324	3.7	2,823,881	4.0
Total	$72,775,568	100.0%	$68,867,873	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2020		December 31, 2019
	(Dollars In Thousands)
AAA	$297,956	10.7%	$280,067	11.1%
AA	306,099	11.0	309,165	12.2
A	895,147	32.2	834,808	33.0
BBB	1,159,137	41.6	979,157	38.7
Below investment grade	125,046	4.5	124,370	5.0
	$2,783,385	100.0%	$2,527,567	100.0%

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2020, were approximately $11.6 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$6,004.8	$5,835.7	$2.5	$2.4	$1,700.7	$1,622.2	$530.7	$515.0	$8,238.7	$7,975.3
AA	0.4	0.4	0.1	0.1	515.5	503.3	274.6	266.5	790.6	770.3
A	977.6	931.2	8.3	7.2	469.2	456.9	770.4	775.2	2,225.5	2,170.5
BBB	4.7	4.7	1.3	1.2	75.0	80.6	130.2	126.7	211.2	213.2
Below	24.3	25.1	30.8	29.1	4.6	10.0	28.6	31.1	88.3	95.3
	$7,011.8	$6,797.1	$43.0	$40.0	$2,765.0	$2,673.0	$1,734.5	$1,714.5	$11,554.3	$11,224.6

Rating %
AAA	85.7%	85.8%	5.7%	6.0%	61.5%	60.7%	30.7%	30.1%	71.3%	71.1%
AA	—	—	0.2	0.2	18.6	18.8	15.8	15.5	6.8	6.9
A	13.9	13.7	19.4	18.0	17.0	17.1	44.4	45.2	19.3	19.3
BBB	0.1	0.1	3.0	3.0	2.7	3.0	7.5	7.4	1.8	1.9
Below	0.3	0.4	71.7	72.8	0.2	0.4	1.6	1.8	0.8	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,952.5	$1,872.4	$40.5	$37.6	$2,267.0	$2,206.5	$1,091.4	$1,068.9	$5,351.4	$5,185.4
2017	776.6	742.7	2.5	2.4	267.1	249.4	397.9	398.8	1,444.1	1,393.3
2018	1,172.0	1,126.0	—	—	147.3	134.3	145.2	147.8	1,464.5	1,408.1
2019	1,305.5	1,273.6	—	—	71.9	71.3	87.0	86.9	1,464.4	1,431.8
2020	1,805.2	1,782.4	—	—	11.7	11.5	13.0	12.1	1,829.9	1,806.0
Total	$7,011.8	$6,797.1	$43.0	$40.0	$2,765.0	$2,673.0	$1,734.5	$1,714.5	$11,554.3	$11,224.6

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,182.1	$5,080.1	$3.1	$3.1	$1,680.7	$1,650.3	$649.3	$636.6	$7,515.2	$7,370.1
AA	1.5	1.5	0.1	0.1	578.1	570.0	250.0	240.5	829.7	812.1
A	869.5	851.8	9.9	9.9	503.5	490.7	854.1	860.5	2,237.0	2,212.9
BBB	3.8	3.9	1.3	1.3	78.6	78.9	140.3	138.3	224.0	222.4
Below	32.6	33.0	37.0	37.0	—	—	30.9	31.5	100.5	101.5
	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

Rating %
AAA	85.1%	85.0%	6.0%	6.0%	59.1%	59.2%	33.7%	33.4%	68.9%	68.8%
AA	—	—	0.2	0.2	20.4	20.4	13.0	12.6	7.6	7.6
A	14.3	14.3	19.2	19.2	17.7	17.6	44.4	45.1	20.5	20.6
BBB	0.1	0.1	2.6	2.6	2.8	2.8	7.3	7.2	2.1	2.1
Below	0.5	0.6	72.0	72.0	—	—	1.6	1.7	0.9	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2015 and prior	$1,788.0	$1,752.3	$48.3	$48.3	$1,885.6	$1,855.1	$1,032.0	$1,008.3	$4,753.9	$4,664.0
2016	371.6	360.1	—	—	492.9	486.3	128.6	130.2	993.1	976.6
2017	843.6	822.8	3.1	3.1	256.9	251.6	481.9	485.6	1,585.5	1,563.1
2018	1,374.2	1,332.3	—	—	147.1	139.1	198.0	199.1	1,719.3	1,670.5
2019	1,712.1	1,702.8	—	—	58.4	57.8	84.1	84.2	1,854.6	1,844.8
Total	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of September 30, 2020, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 1.6 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2020:

Weighted-Average
Non-agency portfolio	Life

Prime	1.64
Sub-prime	1.07

Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2020 our commercial mortgage loan holdings were approximately $9.9 billion, $9.8 billion net of allowance for credit losses. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loans portfolio was underwritten and funded by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the commercial mortgage loans have call options that occur within the next 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of September 30, 2020, assuming the loans are called at their next call dates, approximately $8.1 million of principal would become due for the remainder of 2020, $763.7 million in 2021 through 2025, and $56.7 million in 2026 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of September 30, 2020 and December 31, 2019, approximately $805.2 million and $717.0 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2020 and 2019, we recognized $0.9 million and $3.8 million, and $17.3 million and $18.0 million, respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of September 30, 2020	As of December 31, 2019
	(Dollars In Thousands)
Total number of loans	1,819	1,832
Total amortized cost	$9,940,362	$9,379,401
Total unpaid principal balance	$9,852,228	$9,271,041
Allowance for credit losses - funded commercial mortgage loans	$(175,050)	$(4,884)
Average loan size	$5,465	$5,061

Weighted-average amortization	21.1 years	20.6 years
Weighted-average coupon	4.40%	4.48%
Weighted-average LTV	53.81%	53.8%
Weighted-average debt coverage ratio	1.74	1.73

Total number of unfunded commitments	134	100
Total unfunded commitments balance	$917,418	$754,418
Allowance for credit losses - unfunded commitments	$(19,797)	$—
We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of September 30, 2020 and December 31, 2019, there were allowances for commercial mortgage loan and unfunded commitment credit losses of $194.8 million and $4.9 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of September 30, 2020 we estimated the fair value of our commercial mortgage loans to be $10.5 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was approximately 5.85% more than the amortized cost, less any related loan loss reserve.

At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage loan is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of September 30, 2020, we had $1.2 million of invested assets that consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. During the nine months ended September 30, 2020 we recognized two troubled debt restructurings as a result of granting concession to borrowers which included loan terms unavailable from other lenders. During the nine months ended September 30, 2020, we did not recognize any commercial mortgage loans that were foreclosed and were converted to real estate properties. We did not identify any loans whose principal was permanently impaired during the nine months ended September 30, 2020. It is our policy to write off loan amounts that are deemed uncollectible. No amounts were written off during the nine months ended September 30, 2020.

It is our policy to limit accrued interest income on loans to 90 days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the period ended September 30, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to our nonaccrual policy.

We use the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. During the nine months ended September 30, 2020, the allowance for credit losses for unfunded loan commitments was $19.8 million, which was a slight decrease of $0.3 million from Q2 2020.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2020, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $5.5 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2020, and an overall net unrealized gain of $2.8 billion as of December 31, 2019.

For fixed maturity securities held that are in an unrealized loss position as of September 30, 2020, the fair value, amortized cost, unrealized loss, allowance for expected credit losses (“ACL”), and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$2,154,534	38.7%	$2,191,532	37.0%	$—	—%	$(36,998)	10.7%
>90 days but <= 180 days	1,557,636	27.9	1,676,279	28.2	—	—	(118,643)	34.4
>180 days but <= 270 days	313,825	5.6	336,370	5.7	(53)	0.3	(22,492)	6.5
>270 days but <= 1 year	112,576	2.0	123,013	2.1	—	—	(10,437)	3.0
>1 year but <= 2 years	294,847	5.3	316,804	5.3	—	—	(21,957)	6.4
>2 years but <= 3 years	419,003	7.5	465,342	7.8	(1,844)	9.5	(44,495)	12.9
>3 years but <= 4 years	191,179	3.4	198,627	3.3	—	—	(7,448)	2.2
>4 years but <= 5 years	42,429	0.8	47,615	0.8	—	—	(5,186)	1.5
>5 years	488,942	8.8	583,565	9.8	(17,502)	90.2	(77,121)	22.4
Total	$5,574,971	100.0%	$5,939,147	100.0%	$(19,399)	100.0%	$(344,777)	100.0%
The range of maturity dates for securities in an unrealized loss position as of September 30, 2020, varies, with 13.8% maturing in less than 5 years, 19.0% maturing between 5 and 10 years, and 67.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2020:

				%				%
S&P or Equivalent	Fair	%	Amortized	Amortized			Unrealized	Unrealized
Designation	Value	Fair Value	Cost	Cost	ACL	% ACL	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,282,604	41.0%	$2,356,594	39.7%	$—	—%	$(73,990)	21.5%
BBB	2,075,669	37.2	2,200,190	37.0	—	—	(124,521)	36.1
Investment grade	4,358,273	78.2%	4,556,784	76.7%	—	—%	(198,511)	57.6%
BB	1,057,201	18.9	1,187,016	20.0	—	—	(129,815)	37.7
B	145,192	2.6	161,432	2.7	(645)	3.3	(15,595)	4.5
CCC or lower	14,305	0.3	33,915	0.6	(18,754)	96.7	(856)	0.2
Below investment grade	1,216,698	21.8%	1,382,363	23.3%	(19,399)	100.0%	(146,266)	42.4%
Total	$5,574,971	100.0%	$5,939,147	100.0%	$(19,399)	100.0%	$(344,777)	100.0%

As of September 30, 2020, the Barclays Investment Grade Index was priced at 127 bps versus a 10 year average of 133 bps. Similarly, the Barclays High Yield Index was priced at 547 bps versus a 10 year average of 509 bps. As of September 30, 2020, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.3%, 0.7%, and 1.5%, as compared to 10 year averages of 1.5%, 2.2%, and 3.0%, respectively.

As of September 30, 2020, 57.6% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded than an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of September 30, 2020, we held a total of 645 positions that were in an unrealized loss position. Included in that amount were 127 positions of below investment grade securities with a fair value of $1.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $146.3 million, $82.7 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.4% of invested assets.
As of September 30, 2020, securities in an unrealized loss position that were rated as below investment grade represented 21.8% of the total fair value and 42.4% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be temporary.
The following table includes the fair value, amortized cost, unrealized loss, ACL, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2020:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$290,515	23.8%	$302,104	21.9%	$—	0.1%	$(11,589)	8.0%
>90 days but <= 180 days	286,613	23.6	321,857	23.3	—	—	(35,244)	24.1
>180 days but <= 270 days	94,086	7.7	105,177	7.6	(53)	0.3	(11,038)	7.5
>270 days but <= 1 year	16,764	1.4	22,470	1.6	—	—	(5,706)	3.9
>1 year but <= 2 years	50,640	4.2	62,304	4.5	—	—	(11,664)	8.0
>2 years but <= 3 years	200,478	16.5	225,802	16.3	(1,844)	9.5	(23,480)	16.1
>3 years but <= 4 years	45,978	3.8	48,856	3.5	—	—	(2,878)	2.0
>4 years but <= 5 years	15,681	1.3	17,466	1.3	—	—	(1,785)	1.2
>5 years	215,943	17.7	276,327	20.0	(17,502)	90.1	(42,882)	29.2
Total	$1,216,698	100.0%	$1,382,363	100.0%	$(19,399)	100.0%	$(146,266)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2020, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$451,395	8.1%	$462,088	7.8%	$—	—%	$(10,693)	3.1%
Other finance	90,930	1.6	100,296	1.7	—	—	(9,366)	2.7
Electric utility	331,698	5.9	347,967	5.9	(53)	0.3	(16,216)	4.7
Energy	1,137,453	20.4	1,290,200	21.7	(15,504)	79.9	(137,243)	39.8
Natural gas	21,753	0.4	23,512	0.4	(1,199)	6.2	(560)	0.2
Insurance	370,301	6.6	393,027	6.6	—	—	(22,726)	6.6
Communications	76,452	1.4	80,000	1.3	(1,998)	10.3	(1,550)	0.4
Basic industrial	95,299	1.7	97,546	1.6	—	—	(2,247)	0.7
Consumer noncyclical	357,871	6.4	375,314	6.3	—	—	(17,443)	5.1
Consumer cyclical	255,013	4.6	283,955	4.8	—	—	(28,942)	8.4
Finance companies	92,916	1.7	96,627	1.6	—	—	(3,711)	1.1
Capital goods	145,479	2.6	156,164	2.6	—	—	(10,685)	3.1
Transportation	284,877	5.1	306,821	5.2	—	—	(21,944)	6.4
Other industrial	12,851	0.2	13,000	0.2	—	—	(149)	—
Brokerage	83,482	1.5	85,472	1.4	—	—	(1,990)	0.6
Technology	95,057	1.7	99,268	1.7	—	—	(4,211)	1.2
Real estate	20,794	0.4	21,051	0.4	—	—	(257)	0.1
Other utility	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	383,029	6.9	410,466	6.9	—	—	(27,437)	8.0
Other asset-backed securities	691,679	12.4	710,080	12.0	(645)	3.3	(17,756)	5.1
Residential mortgage-backed non-agency securities	183,063	3.3	183,948	3.1	—	—	(885)	0.3
Residential mortgage-backed agency securities	365	—	369	—	—	—	(4)	—
U.S. government-related securities	252,321	4.5	255,540	4.3	—	—	(3,219)	0.9
Other government-related securities	30,104	0.5	32,766	0.6	—	—	(2,662)	0.8
States, municipals, and political divisions	110,789	2.1	113,670	1.9	—	—	(2,881)	0.7
Total	$5,574,971	100.0%	$5,939,147	100.0%	$(19,399)	100.0%	$(344,777)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2020:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$9,593,390	14.3%
AA	7,041,286	10.5
A	22,858,936	34.0
BBB	25,534,882	37.9
Investment grade	65,028,494	96.7
BB	2,039,854	3.0
B	220,006	0.3
CCC or lower	23,505	—
Below investment grade	2,283,365	3.3
Total	$67,311,859	100.0%
Not included in the table above are $2.7 billion of investment grade and $125.0 million of below investment grade fixed maturities classified as trading securities and $2.7 billion of fixed maturities classified as held-to-maturity.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2020. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2020:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$303.0	$—	$303.0
JP Morgan Chase & Co	296.4	1.9	298.3
UnitedHealth Group Inc	289.9	—	289.9
Raytheon Technologies	287.8	—	287.8
AT&T Inc	286.6	—	286.6
Microsoft Corp	284.3	—	284.3
Duke Energy Corp	280.3	—	280.3
Exelon Corp	271.3	—	271.3
Comcast Corp	267.8	—	267.8
Apple Inc	266.9	—	266.9
Total	$2,834.3	$1.9	$2,836.2
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

For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the three and nine months ended September 30, 2020, we recognized approximately $38.5 million and $120.5 million, respectively, of credit losses in earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2020. As of September 30, 2020, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,247.0	$1,396.3	$2,643.3
France	516.6	523.6	1,040.2
Netherlands	372.7	339.2	711.9
Germany	148.3	718.9	867.2
Switzerland	354.4	180.1	534.5
Spain	140.8	378.8	519.6
Belgium	—	202.4	202.4
Norway	4.2	167.2	171.4
Finland	140.6	—	140.6
Ireland	61.6	137.8	199.4
Italy	15.4	160.3	175.7
Luxembourg	—	32.4	32.4
Sweden	2.0	53.4	55.4
Denmark	72.7	—	72.7
Portugal	—	25.6	25.6
Total securities	3,076.3	4,316.0	7,392.3
Derivatives:
Germany	81.6	—	81.6
United Kingdom	175.3	—	175.3
Switzerland	43.5	—	43.5
France	19.5	—	19.5
Total derivatives	319.9	—	319.9
Total securities	$3,396.2	$4,316.0	$7,712.2

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Fixed maturity gains - sales	$2,750	$20,155	$49,189	$34,801
Fixed maturity losses - sales	(69)	(4,469)	(4,891)	(12,916)
Equity gains and losses	16,918	6,117	(652)	44,292
Net credit losses recognized in operations	(38,459)	—	(120,540)	—
Net impairment losses recognized in operations	—	(10,818)	—	(14,658)
Commercial mortgage loans	(2,174)	(1,575)	(101,256)	(1,435)
Modco trading portfolio	44,918	67,674	108,223	252,147
Other	(1,065)	315	(2,825)	365
Total realized gains (losses) - investments	$22,819	$77,399	$(72,752)	$302,596
Derivatives related to VA contracts:
Interest rate futures	$2,257	$727	$(3,565)	$(16,575)
Equity futures	(1,187)	5,220	131,912	37,517
Currency futures	(9,536)	9,181	1,438	11,028
Equity options	(41,584)	(3,957)	66,647	(97,354)
Interest rate swaps	(57,657)	149,766	363,644	342,561
Total return swaps	(31,465)	(1,950)	30,680	(50,522)
Embedded derivative - GLWB	72,519	(86,635)	(332,202)	(189,624)
Funds withheld derivative	45,787	(350)	(103,494)	80,198
Total derivatives related to VA contracts	(20,866)	72,002	155,060	117,229
Derivatives related to FIA contracts:
Embedded derivative	(8,642)	(4,335)	(38,065)	(67,968)
Funds withheld derivative	(2,804)	—	(9,586)	—
Equity futures	518	962	(6,550)	964
Equity options	24,870	4,785	15,031	60,026
Other derivatives	483	—	258	—
Total derivatives related to FIA contracts	14,425	1,412	(38,912)	(6,978)
Derivatives related to IUL contracts:
Embedded derivative	15,648	6,261	1,409	(18,395)
Equity futures	(230)	91	(2,374)	347
Equity options	6,535	586	583	9,372
Total derivatives related to IUL contracts	21,953	6,938	(382)	(8,676)
Embedded derivative - Modco reinsurance treaties	(25,438)	(44,027)	(55,864)	(199,704)
Derivatives with PLC(1)	19,833	7,583	22,179	14,852
Other derivatives	5,430	(1,622)	10,818	(3,011)
Total realized gains (losses) - derivatives	15,337	42,286	92,899	(86,288)
Total realized gains (losses) - investments/derivatives	$38,156	$119,685	$20,147	$216,308

(1) These derivatives include the interest support agreement, two yearly renewable term (“YRT”) premium support agreements, and three portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three and nine months ended September 30, 2020, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Other MBS	$10	$(13)	$(645)	$(94)
Corporate securities	(38,469)	(10,805)	(119,895)	(14,564)
Total	$(38,459)	$(10,818)	$(120,540)	$(14,658)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2020, we sold securities in an unrealized loss position with a fair value of $33.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$8,520	25.8%	$(21)	0.4%
>90 days but <= 180 days	2,202	6.7	(208)	4.2
>180 days but <= 270 days	3,849	11.6	(51)	1.0
>270 days but <= 1 year	—	—	—	—
>1 year	18,491	55.9	(4,611)	94.4
Total	$33,062	100.0%	$(4,891)	100.0%
For the three and nine months ended September 30, 2020, we sold securities in an unrealized loss position with a fair value (proceeds) of $8.2 million and $33.1 million, respectively. The losses realized on the sale of these securities were $0.1 million and $4.9 million, respectively. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and nine months ended September 30, 2020, we sold securities in an unrealized gain position with a fair value of $415.4 million and $1.4 billion, respectively. The gains realized on the sale of these securities were $2.8 million and $49.2 million, respectively.
For the three and nine months ended September 30, 2020, net gains of $44.9 million and $108.2 million related to changes in fair value on our Modco trading portfolios, were included in realized gains (losses) - investments/derivatives. Of this amount, approximately $30.1 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax losses of $25.4 million and $55.9 million during the three and nine months ended September 30, 2020. The losses on the embedded derivative were due to lower treasury yields.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and nine months ended September 30, 2020, we experienced net realized losses of $20.9 million and net realized gains of approximately $155.1 million on derivatives related to VA contracts. These net gains and losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, unlocking of assumptions, and variations in actual sub-account fund performance from the indices included in our hedging program during the three and nine months ended September 30, 2020.

The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $45.8 million and pre-tax losses of $103.5 million for the three and nine months ended September 30, 2020, and the Funds Withheld derivative associated with Protective Life Reinsurance Bermuda Ltd. (“PL Re”) had pre-tax realized losses of $2.8 million and $9.6 million for the three and nine months ended September 30, 2020.
Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, two YRT premium support agreements, and three portfolio maintenance agreements with PLC. We recognized a gain of $17.8 million and a gain of $19.4 million related to the interest support agreement for the three and nine months ended September 30, 2020. We recognized gains of $0.8 million and $3.8 million related to the YRT premium support agreements for the three and nine months ended September 30, 2020.
We entered into two separate portfolio maintenance agreements in October 2012 and one portfolio maintenance agreement in January 2016. We recognized a gain of $1.3 million and a loss of $1.0 million for the three and nine months ended September 30, 2020.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three and nine months ended September 30, 2020, these contracts generated $5.4 million and $10.8 million in gains.
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
On May 3, 2018, we amended the Credit Facility (as amended the “Credit Facility”). We have the ability to borrow under the Credit Facility on an unsecured basis up to an aggregate principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2020. PLC had a combined outstanding balance of $255 million, with $215.0 million bearing an interest at a rate of LIBOR plus 1.00%, and $40.0 million bearing an interest rate of Prime as of September 30, 2020 and no outstanding balance as of December 31, 2019.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2020 to fund commercial mortgage loans in the amount of $917.4 million.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2020, we held cash and short-term investments of approximately $1.6 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2020	2019
	(Dollars In Thousands)
Net cash used in operating activities	$(154,383)	$(13,755)
Net cash used in investing activities	(1,520,306)	(1,712,784)
Net cash provided by financing activities	1,884,690	1,798,439
Total	$210,001	$71,900
For The Nine Months Ended September 30, 2020 as compared to the Nine Months Ended September 30, 2019
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $102.7 million of outflows from secured financing liabilities for the nine months ended September 30, 2020, as compared to the $142.6 million of outflows for the nine months ended September 30, 2019 and $2.0 billion of inflows of investment product and universal life net activity as compared to $1.1 billion in the prior year. In addition, we did not receive a capital contribution from our parent during 2020 as compared to a contribution of $850.0 million for the nine months ended September 30, 2019.
Through our subsidiaries, we are members of the FHLB of Cincinnati and the FHLB of New York. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2020, we had $1.6 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of

September 30, 2020, the fair value of securities pledged under the repurchase program was $153.7 million, and the repurchase obligation of $150.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 14 basis points). During the nine months ended September 30, 2020, the maximum balance outstanding at any one point in time related to these programs was $565.0 million. The average daily balance was $94.4 million (at an average borrowing rate of 50 basis points) during the nine months ended September 30, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of September 30, 2020, securities with a fair value of $80.2 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of September 30, 2020, the fair value of the collateral related to this program was $82.8 million and we have an obligation to return $82.8 million of collateral to the securities borrowers.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2020, we ceded premiums to third party reinsurers amounting to $303.7 million and $733.6 million. In addition, we had receivables from reinsurers amounting to $4.7 billion as of September 30, 2020. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
Scottish Re (U.S.), Inc. ("SRUS") was placed in rehabilitation on March 6, 2019 by the State of Delaware. Under the related order, the Insurance Commissioner of the State of Delaware has been appointed the receiver of SRUS (the “Receiver”) and provided with authority to conduct and continue the business of SRUS in the interest of its cedents, creditors, and stockholder. The order was accompanied by an injunction requiring the continued payment of reinsurance premiums to SRUS and temporarily prohibiting cedents, including the Company, from offsetting premiums payable against receivables from SRUS. On June 20, 2019, the Delaware Court of Chancery (the “Court”) entered an order approving a Revised Offset Plan, which allows cedents, including the Company, to offset premiums under certain circumstances.
A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the Receiver of SRUS on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. The Company is currently working to evaluate the impact of both options and to provide feedback/objections to the Receiver on the Rehabilitation Plan. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplates possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. See Note 2, Summary of Significant Accounting Policies. As of September 30, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on the Company’s financial position or results of operations.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of September 30, 2020, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
We use an affiliated Bermuda domiciled reinsurance company, PL Re, to reinsure certain fixed annuity business as a part of our capital management strategy.
See Note 15, Subsequent Events for additional information on our captive reinsurance companies.
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

As of September 30, 2020, we had policy liabilities and accruals of approximately $54.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.47%.
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
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of September 30, 2020, the allowance for credit losses for unfunded loan commitments was $19.8 million. As of January 1, 2020, the Company established an allowance for credit losses for unfunded loan commitments of $10.6 million upon adoption of ASU No. 2016-13. During the nine months ended September 30, 2020, the Company established an additional allowance for credit losses of $9.2 million. Refer to Note 9, Commercial Mortgage Loans, of the consolidated condensed financial statements for more information.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a commercial mortgage loan before the property to be mortgaged has been built or acquired. The commercial mortgage loan commitment is a contractual obligation to fund a commercial mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The commercial mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2020, we had outstanding commercial mortgage loan commitments of $917.4 million at an average rate of 3.91%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2020 and December 31, 2019:

Credited Rate Summary
As of September 30, 2020

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$114	$2,054	$2,168
>2% - 3%	4,072	1,469	1,290	6,831
>3% - 4%	9,526	475	36	10,037
>4% - 5%	2,285	384	171	2,840
>5% - 6%	318	—	—	318
Subtotal	16,201	2,442	3,551	22,194
Fixed Annuities
1%	$257	$548	$2,035	$2,840
>1% - 2%	523	220	2,189	2,932
>2% - 3%	1,453	65	3	1,521
>3% - 4%	273	—	—	273
>4% - 5%	247	—	—	247
>5% - 6%	1	—	—	1
Subtotal	2,754	833	4,227	7,814
Total	$18,955	$3,275	$7,778	$30,008

Percentage of Total	63%	11%	26%	100%
Credited Rate Summary
As of December 31, 2019

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$78	$1,735	$1,813
>2% - 3%	4,119	1,401	1,608	7,128
>3% - 4%	9,157	567	507	10,231
>4% - 5%	2,439	443	1	2,883
>5% - 6%	326	—	—	326
Subtotal	16,041	2,489	3,851	22,381
Fixed Annuities
1%	$225	$493	$2,020	$2,738
>1% - 2%	443	227	1,897	2,567
>2% - 3%	1,518	83	2	1,603
>3% - 4%	282	3	—	285
>4% - 5%	251	—	—	251
>5% - 6%	2	—	—	2
Subtotal	2,721	806	3,919	7,446
Total	$18,762	$3,295	$7,770	$29,827

Percentage of Total	63%	11%	26%	100%

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.
Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)    Changes in internal control over financial reporting
During the second quarter of 2019, the Company began the conversion and integration of administrative processing into its internal control over financial reporting for Great West & Annuity Insurance Company and certain of its affiliates (“GWL&A”) acquired on June 1, 2019. See Note 3, Significant Transactions, for additional information regarding the transaction with GWL&A. The conversion to the Company’s operating environment was still in process, but not yet completed as of September 30, 2020. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the GWL&A systems that have not yet been integrated into the Company’s operating environment.

Other than as described in the preceding paragraph, there were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
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

Beginning in 2020, the global pandemic related to the novel coronavirus, COVID-19, began to impact the worldwide economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has created a higher risk of mortality, negatively impacted the U.S. and global economy, created significant volatility and disruption in capital markets, significantly increased unemployment levels, and fueled concerns that it will lead to a severe global recession. In addition, the pandemic resulted in temporary closures of many businesses and schools and the imposition of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services could be significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

•Claims and Claims Expense. As a result of the pandemic and ensuing conditions, we have experienced, and we may continue to experience, an elevated incidence and level of life insurance claims. We expect to incur higher claims expense in our life insurance and deferred annuity businesses, partially offset by lower life contingent payments in our payout annuity and structured settlement businesses, as a result of COVID-19 due to increases in mortality. In addition, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, and actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. We are also subject to credit risk in our insurance operations (both with respect to policyholder receivables and reinsurance receivables) which may be exacerbated in times of economic distress. A prolonged continuation of the pandemic or a significant and protracted increase in claims could have a material and adverse effect on our business, results of operations, or financial condition.

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

•Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our independent distributors, agents, brokers, or service providers are unable to continue to work because of illness, government directives, or otherwise. Currently, approximately 90% of our employees are working remotely with only a limited number of employees working at certain facilities. The current period of companywide remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business.

In addition, a significant interruption of our or third-party system capabilities could result in a deterioration of our ability to write and process new business, provide customer service, pay claims in a timely manner, or perform other necessary administrative and business functions. Having shifted to remote working arrangements, we are more dependent on remote internet and telecommunications services, and we potentially face a heightened risk of cybersecurity attacks and data security incidents.

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

The Company currently uses a captive reinsurance company to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX,” which are associated with term life insurance and universal life insurance with secondary guarantees, respectively, as well as to reduce the volatility in statutory risk-based capital associated with certain guaranteed minimum withdrawal and death benefit riders associated with certain of the Company’s variable annuity products.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal and state regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 5, 2019, the SEC adopted a comprehensive package of rulemakings and interpretations relating to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Regulation Best Interest (“Regulation BI”), a new rule establishing a “best interest” standard of conduct for broker-dealers and their natural associated persons applies when making recommendations to retail customers of any securities transaction or investment strategy involving securities or regarding the opening of an account. Specifically, Regulation BI requires a broker-dealer (or associated person) to act in the retail customer’s best interest and not place its (or his or her) own interests ahead of the retail customer’s interests. In addition to Regulation BI, the SEC also adopted a new rule and amended existing rules to require broker-dealers and registered investment advisers to provide a brief relationship summary to retail investors (“Form CRS Rules”). The Form CRS Rules are intended to assist retail investors with their initial selection of, and ongoing decision to maintain an existing relationship with, a financial professional or firm by summarizing in one place certain specified information about the broker-dealer or investment adviser. The obligations under Regulation BI and Form CRS became effective on June 30, 2020. The rulemaking package also included two interpretations: (i) the investment adviser interpretation, which clarifies certain aspects of the standard of conduct applicable to registered investment advisers under section 206 of the Investment Advisers Act of 1940 (“Advisers Act”), and (ii) the “solely incidental” interpretation, which clarifies the broker-dealer exclusion from the definition of “investment adviser” under section 202 of the Advisers Act.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRAs”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. The DOL issued its fiduciary rule package on June 29, 2020 and published in the Federal Register on July 7, 2020.

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

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs. Additionally, a decrease in persistency of existing business may result in fluctuations in the level of DAC or VOBA amortization or higher or more rapid amortization of DAC or VOBA and thus higher unit costs and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized DAC or VOBA with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 13, 2020	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer