Form 10-K
period 2020-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2021-03-30
CIK 310826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2020:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 2, 2021:  5,000,000
Documents Incorporated by Reference: None

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2020

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary
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

In addition to historical information, this Annual Report on Form 10-K and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe”, “expect”, “estimate”, “project”, “budget”, “forecast”, “anticipate”, “plan”, “will”, “shall”, “may”, and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to publicly update any forward-

looking statements, whether as a result of new information, future developments or otherwise. Important factors that could cause or contribute to differences between forward-looking statements and actual results include risks relating to:

COVID-19 Pandemic

•the novel coronavirus (COVID-19) global pandemic has adversely impacted the Company’s business, and the ultimate effect on its business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;

Financial Environment

•interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business;
•the Company’s investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;
•climate change may adversely affect the Company’s investment portfolio;
•elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities the Company holds and floating rate securities it has issued, the value and profitability of certain real estate lending and other activities the Company conducts, and any other assets or liabilities whose value is tied to LIBOR;
•credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations;
•disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financial needs;
•equity market volatility could negatively impact the Company’s business;
•the Company’s use of derivative financial instruments within its risk management strategy may not be effective or sufficient;
•the Company’s ability to grow depends in large part upon the continued availability of capital;
•the Company could be forced to sell investments at a loss to cover policyholder withdrawals;
•difficult general economic conditions could materially adversely affect the Company’s business and results of operations;
•the Company could be adversely affected by an inability to access its credit facility or Federal Home Loan Bank (“FHLB”) lending;
•the amount of statutory capital or risk-based capital that the Company has and the amount of statutory capital or risk-based capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control;
•the Company could be adversely affected by a ratings downgrade or other negative action by a rating organization;
•the Company’s securities lending program may subject it to liquidity and other risks;
•the Company’s financial condition or results of operations could be adversely impacted if its assumptions regarding the fair value and future performance of its investments differ from actual experience;
•adverse actions of certain funds or their advisers could have a detrimental impact on the Company’s ability to sell its variable life and annuity products, or maintain current levels of assets in those products;

Industry and Regulation

•the business of the Company is highly regulated and is subject to routine audits, examinations, and actions by regulators, law enforcement agencies, and self-regulatory organizations;
•the Company may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives;
•National Association of Insurance Commissioners (“NAIC”) actions, pronouncements and initiatives may affect the Company’s product profitability, reserve and capital requirements, financial condition or results of operations;
•laws, regulations and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments or escheatments;
•the Company is subject to insurance guaranty fund laws, rules and regulations that could adversely affect its financial condition or results of operations;

•the Company is subject to insurable interest laws, rules and regulations that could adversely affect its financial condition or results of operations;
•laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect the Company’s results of operations or financial condition;
•new and amended regulations regarding the standard of care or standard of conduct applicable to investment professionals, insurance agencies, and financial institutions that recommend or sell annuities or life insurance products may have a material adverse impact on the Company’s ability to sell annuities and other products and to retain in-force business and on its financial condition or results of operations;
•the Company may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the United States Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority (“FINRA”) and other federal and international regulators in connection with the Company’s business operations;
•changes to tax law, or interpretations of existing tax law could adversely affect the Company’s ability to compete with non-insurance products or reduce the demand for certain insurance products;
•financial services companies and their subsidiaries are frequently the targets of legal proceedings and increased regulatory scrutiny, including class action litigation, which could result in substantial judgments, and law enforcement investigations;
•if the Company’s business does not perform well, it may be required to recognize an impairment of its goodwill and indefinite lived intangible assets which could adversely affect the Company’s results of operations or financial condition;
•use of reinsurance introduces variability in the Company’s statements of income;
•the Company’s reinsurers could fail to meet assumed obligations, increase rates, terminate agreements or be subject to adverse developments that could affect it;
•the Company’s policy claims fluctuate from period to period resulting in earnings volatility;
•the Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability;
•developments in technology may impact the Company’s business;
•the Company’s ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business;

Privacy and Cyber Security

•a disruption or cyberattack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition, and results of operations;
•confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations;
•compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect the Company’s reputation and have a material adverse effect on its business, financial condition and results of operations;

Acquisitions, Dispositions or Other Corporate Structural Matters

•the Company may not realize its anticipated financial results from our acquisitions strategy;
•assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;
•the Company operates as a holding company and depends on the ability of its subsidiaries to transfer funds to the Company to meet its obligations;
•the Company’s use of affiliate and captive reinsurance companies to finance statutory reserves related to its fixed annuity and term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements, and interpretations;

General

•the Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting its business;
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results;
•the Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates;
•the Company is dependent on the performance of others;
•the Company’s risk management policies, practices, and procedures could leave it exposed to unidentified or unanticipated risks, which could negatively affect the Company’s business or result in losses;
•the Company’s strategies for mitigating risks arising from its day-to-day operations may prove ineffective resulting in a material adverse effect on the Company’s results of operations and financial condition;
•events that damage the Company’s reputation or the reputation of its industry could adversely impact the Company’s business, results of operations, or financial condition;
•the Company may not be able to protect its intellectual property and may be subject to infringement claims;
•the Company may be required to establish a valuation allowance against its deferred tax assets, which could have a material adverse effect on its results of operations, financial condition, and capital position; and
•new accounting rules, changes to existing accounting rules, or the granting of permitted accounting practices to competitors could negatively impact the Company.

For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Item 1A, Risk Factors, included herein.

PART I
Item 1.     Business
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity (the “Merger”). As a result of the Merger, PLC became a direct, wholly owned subsidiary of Dai-ichi Life. Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. Subsequent to the Merger date, the Company has continued to be an SEC registrant for financial reporting purposes in the United States.
The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Retail Life and Annuity, Acquisitions, Stable Value Products, and Asset Protection. The Company has an additional reporting segment referred to as Corporate and Other which consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above. This segment also includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries. The Company periodically evaluates its operating segments and makes adjustments to our segment reporting as needed.
Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22, Operating Segments to the consolidated financial statements included in this report.
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
Business Segments
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
Retail Life and Annuity
The Retail Life and Annuity segment markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.

The following table presents the Retail Life & Annuity segment’s sales as defined above:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2020	$2,957
2019	2,384
2018	2,606
2017	1,729
2016	1,490
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
Stable Value Products
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees holding municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to institutional investors and FHLB and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.
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
Asset Protection
The Asset Protection segment markets extended service contracts, credit life and disability insurance, and other specialized ancillary products to protect consumers’ investments in automobiles, watercraft, powersports, and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The segment’s products are primarily marketed through a national network of approximately 6,200 automobile, marine, powersports, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2020	$474
2019	481
2018	449
2017	504
2016	467
In 2020, all of the segment’s sales were through the automobile and RV dealer distribution channel and 83.1% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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
Investments
As of December 31, 2020, the Company’s investment portfolio was $88.1 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, refer to Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, and Note 6, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the investment results:

	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Realized Gains (Losses)
	(Dollars In Thousands)
For The Year Ended December 31, 2020	$89,429,648	$2,882,963	3.3%	$(31,127)
For The Year Ended December 31, 2019	85,173,960	2,818,830	3.5%	177,086
For The Year Ended December 31, 2018	66,546,973	2,338,902	3.7%	(173,903)
For The Year Ended December 31, 2017	54,983,606	1,923,056	3.6%	(25,066)
For The Year Ended December 31, 2016	51,140,568	1,823,463	3.6%	122,672
Commercial Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2020, the Company’s commercial mortgage loan holdings were $10.2 billion, $10.0 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset classes (retail, industrial, senior living, office, and multi-family). With respect to retail, the Company’s focus is on the necessities of life sector. The Company believes that this retail focus, along with the other preferred asset classes tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loan portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in commercial mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Commercial Mortgage Loans to the consolidated financial statements included herein.
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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A1
West Coast Life Insurance Company	A+	A+	AA-	A1
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A	—	—	—
MONY Life Insurance Company (‘MONY”)	A+	A+	A+	A1
The Company’s ratings are subject to review and change by the rating organizations at any time and without notice. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, the Company’s acquisitions strategy or competitive position in the marketplace, and the cost or availability of reinsurance. The rating agencies may take various actions, positive or negative, with respect to the financial strength ratings of the Company and its insurance subsidiaries, including as a result of the Company’s status as an indirect subsidiary of Dai-ichi Life.
Rating organizations also publish credit ratings for the issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. PLC is an important source of funding for the Company, so its credit ratings may affect the Company’s liquidity. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy the PLC’s securities or products. A downgrade or other negative action by a rating organization with respect to PLC’s credit rating could limit PLC’s access to capital markets or increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require PLC to post collateral. The rating organizations may take various actions, positive or negative, with respect to PLC’s debt ratings, including as a result of PLC’s status as an indirect subsidiary of Dai-ichi Life.

Life Insurance In-Force
The following tables present life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars In Thousands)
New Business Written
Retail Life and Annuity	$63,067,684	$43,923,917	$59,716,949	$52,154,590	$48,654,140
Asset Protection	190,941	302,562	373,765	483,299	646,225
Total	$63,258,625	$44,226,479	$60,090,714	$52,637,889	$49,300,365

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars In Thousands)
Business Acquired Through Acquisitions	$—	$83,015,437	$31,127,401	$—	$83,285,951
Insurance In-Force at End of Year (1)
Retail Life and Annuity	$686,653,422	$655,449,865	$641,004,417	$613,752,209	$590,021,218
Acquisitions	303,850,609	322,336,035	259,168,414	246,499,115	263,771,251
Asset Protection	743,390	984,472	1,220,801	1,466,334	1,721,641
Total	$991,247,421	$978,770,372	$901,393,632	$861,717,658	$855,514,110
(1)Reinsurance assumed has been included, reinsurance ceded (2020 - $244,588,150; 2019 - $271,600,818; 2018 - $302,149,614; 2017 - $328,377,398; 2016 - $348,994,650) has not been deducted.
The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions, is as follows:

As of December 31,	Ratio of Voluntary Termination
2020	5.0%
2019	5.0
2018	5.1
2017	4.5
2016	4.9
Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Thousands)
2020	$6,056,181	$15,477,640	$12,377,571
2019	5,443,752	14,289,907	12,730,090
2018	5,234,731	13,720,081	12,288,919
2017	4,698,371	10,921,190	13,956,071
2016	3,501,636	10,642,115	13,244,252

Underwriting
The underwriting policies of the Company and its insurance subsidiaries are established by management. With respect to individual insurance, the Company uses information from the application, and in some cases, third party medical information providers, inspection reports, credit reports, motor vehicle records, previous underwriting records, attending physician statements and/or the results of a medical exam, to determine whether a policy should be issued as applied for, other than applied for, or rejected. Substandard risks may be referred to reinsurers for evaluation. The Company does utilize a “simplified issue” approach for certain policies. In the case of “simplified issue” policies, coverage is rejected if the responses to certain health questions contained in the application, or the applicant’s inability to make an unqualified health certification, indicate adverse health of the applicant.
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

The Company and its insurance subsidiaries are generally taxed in the same manner as are other companies in the industry. Certain tax law restrictions prevent the immediate inclusion of recently-acquired life insurance companies in the Company’s consolidated income tax return. Additionally, these restrictions limit the amount of life insurance income that can be offset by non-life insurance losses. Overall, these restrictions may cause the Company’s effective tax rate to increase.
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

The Company and its insurance subsidiaries are required to file periodic reports with the regulatory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the regulatory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits for the Company and its subsidiaries that could, if determined adversely, have a material adverse impact on the Company. To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company and any of its insurance company subsidiaries.

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

The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries’ ability to pay dividends to the Company. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by the insurance commissioner of the state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. The maximum amount that would qualify as ordinary dividends to the Company by its insurance subsidiaries in 2021 is, in the aggregate, $453.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer. Furthermore, some NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in various states without affirmative action by those states

Sales of life insurance policies and annuity contracts offered by the Company are subject to a wide variety of state regulations relating to sales practices. The NAIC finalized revisions to the Suitability in Annuity Transactions Model Regulation which is intended to impose a higher standard of care on insurers who sell annuities. Additionally, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. These new and proposed requirements and standards, which vary widely in scope, applicability, and timing of implementation, include requiring insurers, investment advisers, broker-dealer, and/or agents to disclose conflicts of interest to clients or to meet standards that their advice and sales recommendations must be in the customer’s best interest. There remains significant uncertainty surrounding these new and proposed requirements and standards, and the impact they may have on our current distributors and sales of our life insurance policies and annuity contracts.

The insurance laws of U.S. jurisdictions govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations. Most state insurance laws prohibit insurers from engaging in unfair trade practices. The kinds of practices addressed are (i) misrepresentation and false advertising, (ii) unfair discrimination in premiums and policy benefits, (iii) boycott, coercion and intimidation, (iv) discrimination based on race, color, creed or national origin, sex or marital status, and (v) rebating of premium. In January 2019, the New York Department of Financial Services (“DFS”) issued a circular letter that relates to use by life insurers of data or information sources that are not directly related to the medical condition of the applicant (with certain exclusions), for certain types of underwriting or rating purposes, including as a proxy for traditional medical underwriting. The circular letter generally prohibits life insurers from using such data or information, including algorithms or predictive models, in this fashion unless: (i) the insurer can establish that the data source does not use and is not based in any way on prohibited criteria, such as race, color, creed, etc.; and (ii) this use is not unfairly discriminatory and otherwise complies with the requirements of the New York insurance laws. In addition, the circular letter requires insurers using such data or information, including predictive models, to make certain additional disclosures to consumers.

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

Sales of life insurance policies and annuity contracts offered by the Company are subject to regulations relating to sales practices adopted by a variety of federal regulatory authorities. Certain annuities and life insurance policies such as variable annuities and variable universal life insurance are regulated under the federal securities laws administered by the SEC. On June 30, 2020, the SEC’s Regulation Best Interest went into effect. Regulation Best Interest relates to the standard of conduct applicable to broker-dealers, investment advisers, and their representatives when making certain recommendations to retail customers. Specifically, a broker-dealer is required to act in the best interest of a retail customer when recommending any securities transaction or investment strategy involving securities to the retail customer. Regulation Best Interest also requires broker-dealers and investment advisers to provide each customer with a summary of the nature of the customer’s relationship with the investment professional, and provides a restriction on the use of the terms “adviser” and “advisor” by broker-dealers.

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Accounts (“IRA”) that are governed by similar provisions under the Internal Revenue Code (the “Code”). Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. Also, on December 31, 2020, the U.S. Department of Labor (“DOL”) issued its final investment advice prohibited transaction exemption, with a February 16, 2021 effective date. The final regulation confirmed the reinstatement of the traditional “five-part test” for determining fiduciary status and established a new prohibited transaction exemption that aligns with the SEC’s Regulation Best Interest.

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

The federal securities laws to which certain of our life insurance policies and annuity contracts are subject contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the FINRA examine or investigate the activities of insurance companies, broker-dealers and investment advisers, including the Company’s affiliated broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisers doing business through such entities and the entities’ supervision of those persons.

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

Cyber security and Privacy Regulations
In response to the growing threat of cyber attacks several jurisdictions enacted cybersecurity measures, including the adoption of cybersecurity regulations that, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law (the “NAIC Model Law”), which is intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. The NAIC Model Law is not an NAIC accreditation standard. As of December 31, 2020, eleven states (Alabama, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, South Carolina, and Virginia) have adopted cybersecurity regulations that are based, at least in part, on the NAIC Model Law, and other states are considering adopting regulations based on the NAIC Model Law. Additionally, the DFS issued regulations governing cybersecurity requirements for financial services companies, which became effective in March 2017. The DFS regulations require insurance companies, among others, licensed in New York to assess their specific cyber risk profiles and design cybersecurity programs to address such risks, as well as file annually with DFS a program compliance certification pertaining to their compliance with DFS cybersecurity requirements. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt data security laws or regulations.
The Company has implemented information security policies that are designed to address the security of the Company’s information assets, which include personally identifiable information (“PII”) and protected health information (“PHI”), as well as other proprietary and confidential information about the Company, its employees, customers, agents, affiliates, and business partners. Additionally, the Company has an information risk management committee that, among other things, reviews emerging risks and monitors regulatory requirements and industry standards relating to the security of the Company’s information assets, monitors the Company’s cybersecurity initiatives, and approves the Company’s cyber incident response plans. This committee meets regularly, and the Board of Directors receives reports regarding cybersecurity matters. Furthermore, as part of the Company’s information security program, the Company has included security features in its systems that are intended to protect the privacy and integrity of the Company’s information assets, including PII and PHI. Notwithstanding these efforts, cyber threats and related legal and regulatory standards applicable to the insurance industry are rapidly evolving, and the Company’s and the Company’s business partners’ and service providers’ systems may continue to be vulnerable to security breaches, viruses, programming errors, and other similar disruptive problems or incidents.

In addition to laws and regulations relating to cyber security, states have proposed or adopted broad privacy laws and regulations that apply to all types of businesses. In June 2018, California adopted the California Consumer Privacy Act (“CCPA”), which grants new data protections and privacy rights to California consumers, which was further expanded in 2020 under the California Consumer Privacy Rights Act (“CPRA”). The CPRA will become effective in January of 2023. As part of the Company’s customer privacy programs, the Company has included processes to respond to requests from consumers with respect to their rights under privacy laws and regulations such as the CCPA. In March 2021, Virginia adopted the Consumer Data Protection Act (the “VCDPA”), which imposes certain restrictions and requirements on businesses that collect consumer data for at least 100,000 consumers in Virginia. The Company continues to monitor whether the other states in which it conducts business, as well as federal governmental agencies, adopt additional customer privacy laws or regulations.

Other Regulation
Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, tax laws, antitrust laws, minimum solvency requirements, enterprise risk requirements, state securities laws, federal privacy laws, technology and data regulations, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws and, because the Company owns and operates real property, state, federal, and local environmental laws. The Company may also be subject to regulations influenced by or related to international regulatory authorities or initiatives. PLC’s sole stockholder, Dai-ichi Life, is subject to regulation by the Japanese Financial Services Agency (“JFSA”). Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company, and their respective consolidated subsidiaries. Domestically, the NAIC may be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes of the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations or in interpretations thereof, or to initiatives or regulatory structures or schemes of international regulatory bodies, which are applicable to the Company could have a significant adverse impact on the Company.
Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 1A, Risk Factors, and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.
Human Capital Resources
As of December 31, 2020, PLC and the Company had approximately 3,263 employees, of which 3,177 were full-time and 86 were part-time employees. Included in the total were approximately 1,646 employees in Birmingham, Alabama, of which 1,640 were full-time and 6 were part-time employees. None of the Company’s employees are represented by a union and the Company is not a party to any collective bargaining agreements, and we have never experienced any business interruption as a result of labor disputes.
Diversity and Inclusion

The Company believes all people should have the opportunity to thrive. The Company embraces, respects, listens to, and values the diversity of our employees including our varied identities, traditions, heritages, experiences and perspectives. The Company acknowledges and honor the rights of all individuals to mutual respect and acceptance of others without biases based on differences of any kind. The Company aspires to create and maintain an environment that provides its employees an opportunity to fully participate in creating business success. The Company believes that its focus on Diversity and Inclusion gives the Company a competitive advantage, drives employee engagement, and enhances customer satisfaction. The Company is committed to strengthening its diversity and inclusion efforts by growing and developing its people, attracting diverse talent, and supporting strong, diverse communities. This is a significant effort and achieving the Company’s goals will take time.

As part of the Company’s overall governance structure to help it focus on learning, provide accountability, and effectively manage its Diversity and Inclusion work at the Company, the Company created a Diversity and Inclusion Advisory Group in 2018, comprised of employees and leaders across various levels and departments, and an Executive Leadership Team, comprised of our senior most leaders in the organization, including the Company’s CEO. The Advisory Group, with the support of its Executive Leadership Team, developed a three-year Diversity and Inclusion Roadmap, which was approved in 2019, and is currently being implemented. Additionally, in July 2019 the Company’s CEO signed the Action Pledge for Diversity & Inclusion. In 2020, all leaders of people participated in training to support the Company’s efforts.

Talent Attraction, Engagement, and Development

The Company believes its people are a critical component for the Company’s long-term success. The Company has strong values and a culture that supports its ability to attract, engage, and retain key talent. The Company actively seeks skillsets and capabilities to support its business and invest in development and succession planning, using a variety of experiences, assessments, feedback, and coaching to ensure the Company has a workforce and leaders prepared for today and tomorrow. The Company routinely engages its employees through its Protective Voices pulse surveys. The feedback the Company receives is reviewed by leadership, shared with employees, and used to create a dialogue that helps shape the Company’s culture and practices.

In 2020, the Company introduced new Leadership Principles in support of its efforts to further build and integrate leadership as a core capability at the Company. These principles enable a common view of leadership integrated with the Company’s aspirations, mission, and values to support its business strategy and future growth.

Compensation, Health, and Well-being

The Compensation and Management Succession Committee (the “Compensation Committee”) of PLC’s Board of Directors oversees and ensures the effective compensation of officers and key employees through salaries, incentive compensation and benefits that are internally equitable, externally competitive, and commensurate with the performance of the individual and the Company. The Committee periodically evaluates the Company’s compensation policies to ensure the incentives provided are appropriate, after considering the Company’s business plans, objectives, and risk management policies.

The Company provides various incentive and sales incentive programs for eligible employees to align individual compensation with the Company’s goals and attract and retain talent. These programs include annual cash-based incentive opportunities through the Employee Incentive Plan and Annual Incentive Plan, long-term incentive opportunities through the Long-Term Incentive Plan, individual sales incentive opportunities, and deferred compensation through the non-qualified Deferred Compensation Plan and non-qualified Excess Benefit Plan, as applicable.

The Company also provides employees with the resources to support and improve their well-being. The Company provides competitive benefit plans that deliver value and help employees navigate a complex health and well-being ecosystem. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2020 was $21.7 million. In addition, substantially all employees may participate in a defined benefit pension plan and 401(k) plan offered by PLC. PLC matches employee contributions to its 401(k) plan.

The Company is committed to providing a safe and healthy workplace for employees. For over 30 years, the Company has offered a robust and comprehensive physical and mental well-being program for employees. Depending on the office location, the Company offers access to an onsite gym, an onsite health clinic, health screenings, and other health benefits. The Company also maintains procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

COVID-19 Response

Since early 2020, the Company actively implemented procedures in accordance with guidelines from the Centers for Disease Control (“CDC”) and state and local governments, to safeguard its employee’s wellbeing. To help support overall wellbeing and slow the spread of the virus, approximately 90% of the Company’s employees are now working remotely, and the Company provided additional tools and technology to support their transition. For those employees still working in the Company’s offices, the Company implemented a daily health screening system, which must be successfully completed prior to entering the office. In the office, employees are required to wear masks, numerous hand sanitizing stations are available, and policies are in place that require social distancing. In addition to the Company’s normal paid time off benefits, it has also implemented a new COVID-19 Paid Leave Policy to provide financial stability to the Company’s employees during this period of uncertainty.
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
Available Information
The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The Company is an electronic filer and the SEC maintains an internet site at https://www.sec.gov that contains the Company’s annual, quarterly, and current reports and other information filed electronically by the Company.
The Company makes available free of charge through its website, https://investor.protective.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC.
The Company also makes available to the public current information, including financial information, regarding the Company and its affiliates on the Financial Information page of PLC’s website, www.protective.com. The Company encourages the media and others interested in the Company and its affiliates to review the information posted on PLC’s website. The information found on PLC’s website is not part of this or any other report filed with or furnished to the SEC.
The Company has not adopted its own code of ethics. However, PLC has adopted a Code of Business Conduct, which applies to all directors, officers and employees of PLC and all of its subsidiaries and affiliates, including the Company. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers of the Company. The Code of Business Conduct is available on PLC’s website at https://investor.protective.com/leadership-and-governance/bod-and-governance/governance-overview/default.aspx.

Item 1A.      Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties which are discussed more fully below.
Risks Related to the COVID-19 Pandemic
The novel coronavirus (COVID-19) global pandemic has adversely impacted the Company’s business, and the ultimate effect on its business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Beginning in 2020, the global pandemic related to the novel coronavirus, COVID-19, began to impact the worldwide economy and the Company’s results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has created a higher risk of mortality, negatively impacted the U.S. and global economy, created significant volatility and disruption in capital markets, significantly increased unemployment levels, and fueled concerns that it will lead to a severe global recession. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the imposition of social distancing and sheltering in place requirements in many states and local communities. As a result, the Company’s ability to sell products through its regular channels and the demand for its products and services could be significantly impacted. The extent to which the COVID-19 pandemic could continue to impact the Company’s business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the efficacy of mass vaccinations, the impact of COVID-19 variants, and actions taken by governmental authorities and other third parties in response to the pandemic.

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•Premiums, Policy Fees, and Contractholder Liabilities. The impact of COVID-19 on general economic activity has and may continue to negatively impact the Company’s premiums, policy fees, other revenues, and its liabilities for certain life and annuity policy/contracts. The degree and type of the impact will depend on the extent and duration of the economic contraction, as well as potential equity market and interest rate volatility associated with the economic environment.

•Claims and Claims Expense. As a result of the pandemic and ensuing conditions, the Company has experienced, and it may continue to experience, an elevated incidence and level of life insurance claims. The Company expects to incur higher claims expense in our life insurance and deferred annuity businesses, partially offset by lower life contingent payments in its payout annuity and structured settlement businesses, as a result of COVID-19 due to increases in mortality. In addition, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, and actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. The Company is also subject to credit risk in our insurance operations (both with respect to policyholder receivables and reinsurance receivables) which may be exacerbated in times of economic distress. A prolonged continuation of the pandemic or a significant and protracted increase in claims could have a material and adverse effect on our business, results of operations, or financial condition.

•Investments. The disruption in the financial markets related to COVID-19 has and may continue to adversely affect certain portions of the Company’s investment portfolio, specifically resulting in lower investment income and returns, and lead to further impairments, credit spread widening, credit quality deterioration, ratings downgrades, equity market declines, and the need to establish additional reserves for potential losses related to its commercial mortgage portfolio. Additionally, higher volatility in the equity and credit markets increases hedging costs. There is uncertainty regarding future treasury rates and risk spreads, which may lead to lower investment returns and difficulty forecasting financial results. Disruption in financial markets may also influence overall market liquidity and availability of assets for sale and purchase.

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments have required and some are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. While many of these consumer accommodations have already expired, they varied in requirements and effective dates, which make it difficult to anticipate exact financial impacts. If these extensions continue, premium waivers may significantly exceed the Company’s expectations, and its earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed the Company’s expectations, the Company may need to change its assumptions, models, or reserves.

•Operational Disruptions and Heightened Cybersecurity Risks. The Company’s operations could be disrupted if key members of the Company’s senior management or a significant percentage of our workforce or the workforce of its independent distributors, agents, brokers, or service providers are unable to continue to work because of illness, government directives, or otherwise. Currently, approximately 90% of the Company’s employees are working remotely with only a limited number of employees working at certain facilities. The current period of companywide remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and impair the Company’s ability to effectively manage its business.

In addition, a significant interruption of the Company’s or third-party system capabilities could result in a deterioration of its ability to write and process new business, provide customer service, pay claims in a timely manner, or perform other necessary administrative and business functions. Having shifted to remote working arrangements, the Company is more dependent on remote internet and telecommunications services, and it potentially faces a heightened risk of cybersecurity attacks and data security incidents.

•Financial Reporting and Controls. Currently, the Company does not expect COVID-19 to affect its ability to timely and accurately account for the assets and liabilities on its balance sheet; however, this could change in future periods. Market dislocations, decreases in observable market activity, or unavailability of information arising, in each case, from the spread of COVID-19, may restrict the Company’s access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make the Company’s financial statement balances and estimates and assumptions used to run its business subject to greater variability and subjectivity. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. Although the Company has not experienced a negative effect on its internal controls over financial reporting due to COVID-19, it may experience a negative effect in the future. Further, as the vast majority of the Company’s employees are currently working from home, new processes, procedures, and controls could be required to respond to changes in its business environment. Should any key employees become ill from COVID-19 and unable to work, the Company’s ability to operate its internal controls may be adversely affected.

•Reliance on the Performance of Third Parties. The Company relies on outside parties, including independent third-party distribution channels, data processing servicers, and investment fund managers, among others. While the Company closely monitors the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside of its control. If one or more of these third parties experience operational failures as a result of the impacts from the spread of COVID-19 and governmental reactions thereto, or claim that they cannot perform due to a force majeure, the Company’s business, results of operations, or financial condition could be adversely impacted.

Any of the above events could cause, contribute to, or exacerbate the risks and uncertainties enumerated in this report, and could materially adversely affect the Company’s business, results of operations, or financial condition. The Company has implemented risk management and business continuity plans, performed stress testing, and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect the Company’s business from the full impacts of the pandemic.

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

The Company’s expectations for future interest earnings and spreads are important components in amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Lower interest earnings or spreads may also result in increases to certain policyholder benefit reserves held for some of the Company’s UL products.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the fair value of fixed-income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly-rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity accumulated other comprehensive income (“AOCI”), and statutory risk-based capital ratios.

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

Significant volatility or disruption in domestic or foreign credit markets, including as a result of social or political unrest or instability domestically or abroad, could have several adverse impacts on either the Company’s financial condition or results from operations. The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in fair values which could be heightened by volatility or disruption. The factors affecting the financial and credit markets could lead to credit losses in the Company’s investment portfolio.

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

Climate change regulation and market forces reacting to climate change may affect the prospects of companies and other entities whose securities the Company holds, or its willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments the Company holds or manage for others. The Company cannot predict the long-term impacts from climate change or related regulation or market impact.

The elimination of LIBOR may adversely affect the interest rates on and value of certain derivatives and floating rate securities the Company holds and floating rate securities the Company has issued, the value and profitability of certain real estate lending and other activities the Company conducts, and any other assets or liabilities whose value is tied to LIBOR.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Financing Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which the Company has exposure or the activities in its businesses will vary depending on (1) existing fallback provisions in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities the Company holds, securities the Company has issued, real estate lending, and other activities the Company conducts, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced on November 30, 2020 that it is seeking consultation on its intention to cease publication of several key U.S. dollar LIBOR rates following June 30, 2023.

On December 4, 2020, IBA published a consultation on its intention to cease publication of one week and two month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the overnight and 1-, 3-, 6- and 12-month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The consultation closed on January 25, 2021 and the IBA is expected to share results of the consultation with the Financial Conduct Authority (the “FCA”) and to publish a feedback statement summarizing responses from the consultation in short order. The FCA issued a statement in support of the IBA’s USD LIBOR consultation. If the IBA’s plan for USD LIBOR publication is implemented, LIBOR rates for substantially all of the Company’s contracts with exposure to LIBOR would cease publication after June 30, 2023. At this time, it is not possible to predict the implementation of any other reforms to LIBOR that may be enacted in the UK or elsewhere.

The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve (“ARRC”), and the International Swaps and Derivatives Association (“ISDA”), have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR, which appear constructive for end-users, such as life insurers. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the ISDA has amended and/or provided a means for amendment through protocol of its applicable standard documentation to implement fallbacks for certain key interbank offered rates (“IBORs”). The fallbacks apply if enumerated temporary, permanent and pre-cessation triggers relating to the relevant IBOR occur. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in the Company’s investment portfolio, (2) the market for derivative instruments, including those that the Company uses to achieve its hedging objectives, and (3) the Company’s ability to issue funding agreements bearing a floating rate of interest.

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

The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit markets, and other factors. The Company cannot predict the continued availability of such solutions or the form that the market may dictate. To the extent that such financing solutions were desired but are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possibly reduced earnings.

Disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financing needs.

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, to pay its operating expenses, interest on our debt and dividends on our capital stock, to provide our subsidiaries with cash or collateral, maintain our securities lending activities and to replace certain maturing liabilities. Volatility or disruption in the credit markets could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and UL insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures. Without sufficient liquidity, we could be forced to curtail our operations and limit our investments, and our business and financial results may suffer. The Company’s sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company’s sources of liquidity also include a variety of short-term and long-term borrowing arrangements, including issuing debt securities.

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company and its financial prospects, which could lead to further adverse effects on the Company.

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

The Company could be adversely affected by an inability to access its credit facility or FHLB lending.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. In addition, the Company and certain subsidiaries of the Company are members of the FHLB of Cincinnati, the FHLB of New York, and the FHLB of Atlanta. Membership provides the Company and these subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The ability of the Company or its subsidiaries to access liquidity from the FHLB is impacted by other factors that are dependent on market conditions or policies established by the FHLB. Fluctuations in the fair value of collateral can adversely impact available borrowing capacity. The extent to which membership or the FHLB services are available could be impacted by legislative or regulatory action at the state or federal level.

The Company’s inability to access some or all of the line of credit under the credit facility or FHLB financial services could lead to downgrades in our credit and financial strength ratings and have a material adverse effect on its liquidity and/or results of operations.

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

In any particular year, statutory surplus amounts and risk-based capital ratios may increase or decrease depending on a variety of factors, including, but not limited to, the amount of statutory income or losses generated by the Company and its insurance subsidiaries, the amount of additional capital the Company and its insurance subsidiaries must hold to support business growth, changes in the Company’s statutory reserve requirements, the Company’s ability to secure capital market solutions to provide statutory reserve relief, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government, the value of certain derivative instruments, changes in interest rates, foreign currency exchange rates or tax rates, credit market volatility, changes in consumer behavior, and changes to the NAIC risk-based capital formulas. Most of these factors are outside of the Company’s control.

Proposed changes to the NAIC’s risk-based capital formula that are currently under consideration would update the factors used to calculate required capital for bonds, real estate, and life insurance risk. While the extent and timing of these proposed changes are unknown, if adopted, they would likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

PLC and the Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and risk-based capital ratios of its insurance company subsidiaries. Rating organizations may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its risk-based capital ratio.

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

Rating organizations also publish credit ratings for issuers of debt securities, including PLC and the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to PLC and the Company’s overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the Company’s securities or products. Downgrades of PLC or the Company’s credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company’s financial conditions and results of operations in many ways, including, but not limited to, limiting the Company’s access to capital markets, increasing the cost of debt, impairing our ability to raise capital to refinance maturing debt obligations, limiting its capacity to support its growth and the growth of its insurance subsidiaries, requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions, and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Factors identified by rating agencies that could lead to negative rating actions with respect to the Company or its insurance subsidiaries include, but are not limited to, weak growth in earnings, a deterioration of earnings (including deterioration due to spread compression in interest-sensitive lines of business), significant impairments in investment portfolios, heightened financial leverage, lower interest coverage ratios, risk-based capital ratios falling below ratings thresholds, a material reinsurance loss, underperformance of an acquisition, and the rating of a parent company. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to PLC and the Company’s debt ratings and their financial strength ratings and the financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of PLC, which is a subsidiary of Dai-ichi Life. Any negative action by a rating organization could have a material adverse impact on the Company’s financial condition or results of operations. The Company cannot predict what actions the rating organizations may take, or what actions the Company may take in response to the actions of the rating organizations.

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

At the federal level, certain of the Company’s insurance subsidiaries and its broker-dealer subsidiaries are subject to regulation by the SEC and the FINRA. Federal laws and regulations generally grant the SEC and FINRA broad administrative powers, including the power to limit or restrict regulated entities from carrying on their businesses in the event that a regulated entity fails to comply with applicable federal laws and regulations. The SEC and FINRA, as well as the DOL and others, have the authority to review our products and business practices and those of our agents, registered representatives, associated persons, and employees. Adverse action by any of these regulatory bodies against the Company or any of its subsidiaries could have a material adverse effect on the Company’s business, financial condition and results of operations.

The executive branch of the federal government or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form administrative actions will take place or legislation will be enacted. Such actions or legislation, however, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The IAIS has also developed a common framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”). ComFrame was adopted by the IAIS in November 2019 and is currently in an implementation phase. The IAIS plans to integrate into ComFrame a new global capital measurement standard for insurance groups deemed to be IAIGs that could exceed the sum of state or other local capital requirements and contemplates “group wide supervision” across national boundaries and legal entities, which could require each IAIG to conduct its own risk and solvency assessment to monitor and manage its overall solvency. Dai-ichi Life has been designated an IAIG by JFSA. PLC and the Company, may be subject to supervision requirements, capital measurement standards, and enhanced disclosures beyond those applicable to any competitors who are not designated as an IAIG.

PLC’s sole shareowner, Dai-ichi Life, is also subject to regulation by the JFSA. Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including PLC, the Company, and its consolidated subsidiaries, which could limit the ability of the Company to engage in certain transactions or business initiatives.

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

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, cybersecurity practices, underwriting practices and potential for disparate impact, liquidity assessment, and risk-based capital calculations. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency requirements and regulations.

In the summer of 2020, the NAIC announced the formation of the Special Committee on Race and Insurance. This group is charged with, among other things: conducting research and analyzing the level of diversity and inclusion within the insurance sector; determining whether current practices exist in the insurance sector that potentially disadvantage minorities; and making recommendations regarding next steps. The Special Committee is examining these issues within the regulatory, property and casualty, health, life, and disability space. At this time, it is unclear how the Special Committee’s research and deliberations will affect existing laws, regulations, and practices regarding underwriting factors, risk classification, corporate governance, and other unforeseen applications. Additionally, it is unclear how these efforts will be inspired by and interact with state efforts to address race and insurance issues.

The NAIC has adopted principles-based reserving methodologies for life insurance and variable annuity reserves, but additional formulas and/or guidance relevant to the new standards are being developed. The NAIC’s Life Actuarial (A) Task Force is developing a principles-based framework to change how reserves and risk-based capital for non-variable annuities are determined. For certain products, the new framework would replace the current rules-based methods of determining reserves and risk-based capital with methods that use modeled estimates of future product cash flows under prescribed economic scenarios. The timing and scope of application of the new framework are uncertain. The new framework may apply to both in-force and new non-variable annuity business with material guarantees and may become effective by 2023. The changes could adversely affect our future financial condition and results of operations.

The NAIC’s Executive Committee concluded an agreement in 2020 to develop a new economic scenario generator to replace the current prescribed generator. Use of the new generator’s economic scenarios will be required for the determination of certain principles-based life insurance and annuity reserves and modeled risk-based capital. The timing and effect of using the new generator are uncertain while it is under development. The NAIC targets 2022 for first use of the new generator and may allow a transition period. Changing to a new generator could adversely affect our future financial condition and results of operations.

The NAIC is also considering changes to accounting and risk-based capital regulations, risk-based capital calculations, governance practices of insurers, and other items. Additionally, the NAIC has developed a group capital calculation that measures capital across U.S.-based insurance groups using an RBC aggregation method with adjustments for all entities within the insurance holding company system. The Company cannot currently estimate what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition, or results of operations.

Laws, regulations, and initiatives related to unreported deaths and unclaimed property and death benefits may result in operational burdens, fines, unexpected payments, or escheatments.

Since 2012, various states have enacted laws that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Unclaimed Benefits Act and legislation or regulations have been enacted in numerous states that are similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act, if adopted by any state, imposes requirements on insurers to periodically compare their life insurance and annuity contracts and retained asset accounts against the U.S. Social Security Administration’s Death Master File or a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

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

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted revisions to the Life and Health Insurance Guaranty Association Model Act (the “Model Act”), which has been adopted by thirty-three states as of December 2020 and more state are expected to follow suit. As adopted by the NAIC, the Model Act would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and which increases the cost of future assessments and/or alters future premium tax offsets received in connection with guaranty fund assessments. Additionally, judicial review may affect liquidation orders against insolvent companies, which could impact the guaranty fund system. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

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

The Dodd-Frank Act enacted in July 2010 made sweeping changes to the regulation of financial services entities, products and markets. The Dodd-Frank Act generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the economy. Certain provisions of the Dodd-Frank Act are or may become applicable to us, our competitors or those entities with which we do business, including, but not limited to: the establishment of a comprehensive federal regulatory regime with respect to derivatives; the establishment of the Federal Insurance Office; changes to the regulation of broker-dealers and investment advisors; changes to the regulation of reinsurance; the imposition of additional regulation over credit rating agencies; the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity; and mandatory on-facility execution and clearing of certain derivative contracts. We cannot predict with certainty how the Dodd-Frank Act will continue to affect the financial markets generally, or impact our business, ratings, results of operations, financial condition or liquidity.

Among other things, the Dodd-Frank Act imposed a comprehensive new regulatory regime on the OTC derivatives marketplace and granted new joint regulatory authority to the SEC and the CFTC over OTC derivatives. While the SEC and CFTC continue to promulgate rules required by the Dodd-Frank Act, most rules have been finalized and, as a result, certain of the Company’s derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and new execution and clearing requirements for certain swap transactions (currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some case, to the futures commission merchant as well). As a result of the transition to central clearing and the new margin requirements for OTC derivatives, we will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments.

Pursuant to the Dodd-Frank Act, in December 2013, the FIO issued a report on how to modernize and improve the system of insurance regulation in the United States and, in December 2014, the FIO published its report on the breadth and scope of the global reinsurance market. In this reinsurance report, the FIO indicates that reinsurance collateral continues to be at the forefront of its thinking with regard to potential direct federal involvement in insurance regulation. It remains to be seen whether either of the FIO’s reports will affect the manner in which insurance and reinsurance are regulated in the U.S. and therefore affect the Company’s business.

The CFPB has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers, and has issued regulations under the Home Mortgage Disclosure Act (the “HMDA”).

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

In addition, broker-dealers, insurance agencies and other financial institutions sell the Company’s annuities to employee benefit plans governed by provisions of the ERISA and IRAs that are governed by similar provisions under the Code. Consequently, our activities and those of the firms that sell the Company’s products are subject to restrictions that require ERISA fiduciaries to perform their duties solely in the interests of ERISA plan participants and beneficiaries, and that prohibit ERISA fiduciaries from causing a covered plan or retirement account to engage in certain prohibited transactions absent an exemption. The DOL issued its fiduciary rule package on June 29, 2020 and published in the Federal Register on July 7, 2020.

The NAIC passed revisions to the Suitability in Annuity Transactions Model Regulation which are intended to impose a higher standard of care on insurers who sell annuities. NAIC’s work largely mirrors the SEC’s Regulation Best Interest, which also introduces a higher standard of care for broker-dealers. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. While many states are pursuing uniformity through NAIC’s model, these standards can vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

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

The Company is subject to conditions and requirements set forth in the Telephone Consumer Protection Act (the “TCPA”), which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

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

The Company’s transition in 2005 from relying on reinsurance for newly-written traditional life products to reinsuring some of these products’ reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The Tax Reform Act, with its overall lower tax rate, decreased the tax benefit associated with these products.

Financial services companies and their subsidiaries are frequently the targets of legal proceedings and increased regulatory scrutiny, including class action litigation which could result in substantial judgments, and law enforcement investigations.

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

The financial services and insurance industries also are sometimes the target of law enforcement and regulatory investigations and actions relating to the numerous laws and regulations that govern such companies. Resulting publicity about one company may generate inquiries into or litigation against other financial service providers, even those who do not engage in the business lines or practices at issue in the original action. From time to time, the Company receives subpoenas, requests, or other inquiries and responds to them in the ordinary course of business.

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

The Company, like other financial services companies in the ordinary course of business, and its subsidiaries, including the Company, are involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions deteriorate. The Company may be unable to predict the outcome of such matters, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company, and may be unable to or provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

If our business does not perform well, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition.

Goodwill is the excess of the purchase price in an acquisition over the estimated fair value of net assets acquired. Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances such as adverse changes in the business climate indicate that the fair value of the reporting units may be less than the carrying value of those reporting units. We perform our annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the reporting unit level.

The estimated fair value of the reporting units are impacted by the performance of the business, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs could have an adverse effect on our results of operations or financial position.

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

Risks Related to Privacy and Cyber Security

A disruption or cyberattack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition, and results of operations.

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company’s business partners, counterparties, service providers, and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems or their functionality could be disabled, disrupted, damaged, or destroyed by intentional or unintentional acts or events such as cyberattacks, viruses, sabotage, unauthorized tampering, physical or electronic break-ins or other security breaches, acts of war or terrorism, human error, system failures, failures of power or water supply, or the loss or malfunction of other utilities or services. They may also be disabled, disrupted, damaged, or destroyed by natural events such as storms, tornadoes, fires, floods or earthquakes. Disruption, damage, or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time or could result in significant expenditures to replace, repair, or reinstate functionality, which could materially adversely impact the Company’s business and its financial condition and results of operations.

While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Additionally, the Company may not become aware of sophisticated cyberattacks for some time after they occur, which could increase the Company’s exposure. The Company may have to incur significant costs to address or remediate interruptions, threats, and vulnerabilities in its information and technology systems and to comply with existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyberattacks increase.

The Company has relationships with vendors, distributors, and other third parties that provide operational and/or information technology services to the Company. Although the Company conducts due diligence, negotiates contractual provisions, and, in many cases, conducts periodic reviews of such third parties to confirm compliance with its information security standards, the failure of such third parties’ computer systems and/or their disaster recovery plans for any reason might cause significant interruptions to the Company’s operations. The Company maintains cyber liability insurance that provides both third-party liability and first party liability coverages, its insurance may not be sufficient to protect us against all losses.

Confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business and financial information. The Company retains confidential information in various electronic systems, including computer systems, networks, data processing and administrative systems, and communication systems. The Company maintains physical, administrative, and technical safeguards to protect such information and it relies on commercial technologies to maintain the security of its systems and the transmission of such information to other parties, including its business partners, counterparties and service providers. The Company’s business partners, counterparties and service providers likewise maintain confidential information, including, in some cases, customer information, on behalf of the Company. An intentional breach or unintentional compromise of the security measures of the Company or such other parties could result in the disclosure, misappropriation, misuse, alteration, or destruction of the confidential information retained by or on behalf of the Company, or the inability of the Company to conduct business for an indeterminate amount of time. Any of these events or circumstances could damage the Company’s business and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s business operations, reputation and customers, deterring customers and others from doing business with the Company, subjecting the Company to significant regulatory, civil, and criminal liability, and requiring the Company to incur significant legal and other expenses.

Despite the Company’s efforts to ensure the integrity of its systems, it is possible that the Company may not be able to anticipate and implement effective preventative or detective measures against security breaches of all types because the techniques used to attack technologies and data systems change frequently or are not recognized until launched and because cyberattacks can originate from a wide variety of sources or parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of the Company’s system, through phishing, phone calls, or other efforts, to deliberately or inadvertently disclose sensitive information in order to gain access to our data or that of the Company’s customers or clients.

Additionally, cyber threats and related legal and regulatory standards applicable to our business are rapidly evolving and may subject the Company to heightened legal standards, new theories of liability, and material claims and penalties that the Company cannot currently predict or anticipate. As cyber threats and applicable legal standards continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures and computer systems, and to investigate and remediate any information security vulnerabilities. If the Company experiences cyberattacks or other data security events or other technological failures or lapses, including unauthorized access to, loss of, or acquisition of information collected or maintained by the Company or its business partners or vendors, the Company may be subject to regulatory inquiries or proceedings, litigation or reputational damage, or be required to pay claims, fines, or penalties.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to the Company’s customer data, the Company may also have obligations to notify customers about the incident, and the Company may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. The Company has experienced cyber and data security events in the past, both directly and indirectly through a third-party relationship. None of those events caused the Company material harm or loss, but there can be no assurance that the Company will not suffer such harm or loss in the future.

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

The collection and maintenance of personal data from the Company’s consumers, including personally identifiable non-public financial and health information, subjects the Company to regulation under various federal and state privacy laws. These laws require that the Company institute certain policies and procedures in its business to safeguard its consumers personal data improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In November 2020, California passed the CPRA, which will augment and expand the California Consumer Privacy Act. The CPRA will become effective in January 2023. Complying with these and other existing, emerging and changing privacy requirements could cause the Company to incur substantial costs or require it to change its business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

Many of the associates who conduct our business have access to, and routinely process, personal information of consumers through a variety of media, including information technology systems. The Company relies on various internal processes and controls to protect the confidentiality of consumer information that is accessible to, or in the possession of, its associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer information or our data could be the subject of a cybersecurity attack. If the Company fails to maintain adequate internal controls or if its associates fail to comply with its policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer information could occur. Such internal control inadequacies or non-compliance could materially damage the Company’s reputation or lead to regulatory, civil or criminal investigations and penalties.

Risk Related to Acquisitions, Dispositions or Other Corporate Structural Matters

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s Acquisitions segment focuses on the acquisitions of companies and business operations, and the coinsurance of blocks of insurance business, all of which have increased the Company’s earnings. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. The Acquisitions segment faces significant competition, and if our competitors have access to capital on more favorable terms or at a lower cost, lower investment return requirements, advantageous tax treatment, or lower risk tolerances, then our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will be able to realize any projected operating efficiencies or achieve the anticipated financial results from such transactions.

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

On October 1, 2013, the Company completed the acquisition of MONY from AXA Financial, Inc. MONY was converted from a mutual insurance company to a stock corporation in accordance with its Plan of Reorganization dated August 14, 1998, as amended. In connection with its demutualization, the Closed Block was established for the benefit of policyholders who owned certain individual insurance policies of MONY in force as of the date of demutualization.

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

The states in which the Company’s subsidiaries are domiciled impose certain restrictions on the subsidiaries’ ability to pay dividends and make other payments to the Company. State insurance regulators may prohibit the payment of dividends or other payments to the Company by its subsidiaries if they determine that the payments could be adverse to the insurance subsidiary or its policyholders or contract holders. In addition, the amount of surplus that the Company’s subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

The Company’s use of affiliate and captive reinsurance companies to finance statutory reserves related to its fixed annuity and term and universal life products and to reduce volatility affecting its variable annuity products may be limited or adversely affected by regulatory action, pronouncements, and interpretations.

The Company currently uses a captive reinsurance company to finance certain statutory reserves based on a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX,” which are associated with term life insurance and universal life insurance with secondary guarantees, respectively. NAIC and state adoption of Actuarial Guideline XLVIII and the Term and Universal Life Insurance Reserve Financing Model Regulation may make the use of new captive structures in the future less capital efficient and/or lead to lower product returns and could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.

The NAIC adopted revisions to the Preamble of the NAIC Financial Regulation Standards and Accreditation Program that includes within the definition of “multi-state insurer” certain insurer-owned captives and special purpose vehicles that are single-state licensed but assume reinsurance from cedants operating in multiple states. The revised definition subjects certain captives, including XXX/AXXX captives, variable annuity and long-term care captives, to all of the accreditation standards applicable to other traditional multi-state insurers, including standards related to capital and surplus requirements, risk-based capital requirements, investment laws, and credit for reinsurance laws. We do not expect the revised definition to affect our existing life insurance captive (or our ability to engage in life insurance captive transactions in the future).

The Company uses an affiliated Bermuda domiciled reinsurance company, PL Re to reinsure certain fixed annuity business. PL Re is licensed as a Class C entity for affiliate reinsurance and holds reserves based on Bermuda insurance regulations.

Any regulatory action or change in interpretation that materially adversely affects the Company’s use or materially increases the Company’s cost of using captives or reinsurers for the affected business, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives or affiliate reinsurers for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable to third party finance providers with respect to certain structures, diminished capital position, and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives or affiliate reinsurers could impact the types, amounts and pricing of products offered by the Company’s subsidiaries.

The Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting the Company’s business.

The Company is a wholly owned subsidiary of PLC, which in turn is a wholly owned subsidiary of Dai-ichi Life. As the holder of 100% of PLC’s voting stock, Dai-ichi Life is entitled to elect all of the directors of PLC, to approve any action requiring the approval of the holders of PLC’s voting stock, including adopting amendments to its certificate of incorporation and approving mergers or sales of substantially all of its assets (including the assets of the Company), and to prevent any transaction that requires the approval of stockholders. As the sole stockholder of the Company’s parent company, Dai-ichi Life has effective control over its affairs, policies and operations, such as the appointment of management, future issuances of the Company’s securities, the payments of distributions by the Company, if any, in respect of its common stock, the incurrence of debt by the Company, and the entering into of extraordinary transactions, and Dai-ichi Life’s interests may not in all cases be aligned with the interests of investors, including holders of the Company’s debt securities. Dai-ichi Life has no obligation to provide the Company with any additional debt or equity financing.

General Risks

The Company is exposed to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made and such measures may not adequately predict the impact on the Company from such events. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic (e.g. the novel coronavirus COVID-19), malicious act, cyberattack, terrorist act, or the effects of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the Company’s business within such geographic areas and/or the general economic climate. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates.

In the conduct of business, the Company makes certain assumptions and utilizes certain internal models regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions and models are used to estimate the amounts of DAC, VOBA, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. These assumptions and models are also used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s financial statements. To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition may be adversely affected.

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

There are events which could harm our reputation, including, but not limited to, regulatory investigations, adverse media commentary, legal proceedings, and cyber or other information security events. Depending on the severity of damage to the Company’s reputation, our sales of new business, and/or retention of existing business could be negatively impacted, and our ability to compete for acquisition transactions or engage in financial transactions may be diminished, all of which could adversely affect our results of operations or financial condition.

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

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, it is more likely than not that the Company will generate sufficient taxable income to realize its material deferred tax assets net of any existing valuation allowance. The Company recognized a valuation allowance of $9.5 million and $9.6 million as of December 31, 2020 and 2019, respectively, related to certain deferred tax assets which are more likely than not to expire unutilized. If future events differ from the Company’s current forecasts, an additional valuation allowance will be established, which could have a material adverse effect on the Company’s results of operations, financial condition, or capital position.

New accounting rules, changes to existing accounting rules, or the granting of permitted accounting practices to competitors could negatively impact the Company.

The Company is required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company. GAAP includes the requirement to carry certain assets and liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this sensitivity, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

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
The Company leases administrative and marketing office space in various cities with most leases being for periods of two to twenty-five years. The aggregate annualized rent is $4.1 million.
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
Item 4.     Mine Safety Disclosure — Not Applicable

PART II
Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”) and, as a result, there is no market for the Company’s common stock.
As of December 31, 2020, $1.4 billion of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company and its insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.
Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from its insurance subsidiaries in 2021 is estimated to be $453.8 million.
PLC owns all of the preferred stock of the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PLAIC”) paid no dividends on its preferred stock in 2020 or 2019. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.
Item 6.    Selected Financial Data

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.
Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2020 and 2019. Discussions of information related to 2018 and year-to-year comparisons between 2019 and 2018 are not included in this Form 10-K. Comparative discussions between 2019 and 2018 can be found in “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for year ended December 31, 2019.
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
IMPORTANT INVESTOR INFORMATION
We file reports with the United States Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through our website, https://investor.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of our website, https://investor.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information we post on our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
In 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment, Retail Life and Annuity. These changes enable the Company to better serve the needs of its customers and to help achieve the goals of the organization.

Prior-period amounts were adjusted retrospectively to reflect the change to our reportable segments.
Our operating segments are Retail Life & Annuity, Acquisitions, Stable Value Products, and Asset Protection. We have an additional reporting segment referred to as Corporate and Other.
•Retail Life and Annuity—We primarily market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.
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

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were impacted by the effects of the COVID-19 pandemic on mortality and the equity markets. The COVID-19 pandemic has resulted in an increase in claims in the traditional life and universal life blocks. Further, the pandemic has resulted in significant volatility in equity markets which has impacted variable account values. Declining variable product account values accelerated the amortization of deferred acquisitions costs (“DAC”) and value of business acquired (“VOBA”), resulting in higher annuity guaranteed benefits, and generated lower fee income during the three months ended March 31, 2020. An improvement in equity markets since that time has resulted in an increase in account values, which resulted in the slowing of DAC and VOBA amortization and a decrease in guaranteed benefit reserves.

As variable account values increase, our exposure to claims related to guaranteed benefits have declined which resulted in lowering the required reserves associated with these guaranteed benefits. Additionally, the pandemic will continue to impact earnings based on the volume and severity of claims in the life insurance blocks related to COVID-19. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during 2020 included a negative impact on sales due to lower sales in the auto industry, a reduction in vehicle service and GAP claims as a result of the effect of less miles driven and lower general and administrative expenses, especially with respect to travel costs. While current trends remain positive, there remains uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2021 results, including a potential negative impact on sales if increased COVID-19 cases result in increased shut downs of economic activity.
Corporate Securities. The overall deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices has negatively affected the values of certain of our investments. The largest impacts have been in the oil & gas, real estate, and consumer and retail industries. For the year ended December 31, 2020, we have recognized $125.5 million of impairments primarily reflecting declines in the value of certain oil and gas securities.

Commercial Mortgage Loans. On March 27, 2020, H.R. 748, the Coronavirus Aid Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act expected to terminate on December 31, 2020 has been extended to December 31, 2021. Accordingly, the Company provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During 2020, the Company modified 315 loans under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. As of December 31, 2020, there were 305 loans remaining, representing $2.2 billion in unpaid principal balance. At December 31, 2020, $1.6 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
RISKS AND UNCERTAINTIES
The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:
COVID-19 Pandemic
•the novel coronavirus (COVID-19) global pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
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
•we could be adversely affected by an inability to access our credit facility or FHLB lending;
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
•the National Association of Insurance Commissioners (“NAIC”) actions, pronouncements and initiatives may affect our product profitability, reserve and capital requirements, financial condition or results of operations;
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
•laws, rules and regulations promulgated in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may adversely affect our results of operations or financial condition;
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
•we may be subject to regulation, investigations, enforcement actions, fines and penalties imposed by the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other federal and international regulators in connection with our business operations;
•changes to tax law, or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;
•financial services companies and their subsidiaries are frequently the targets of legal proceedings and increased regulatory scrutiny, including class action litigation, which could result in substantial judgments, and law enforcement investigations;
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

Privacy and Cyber Security
•a disruption or cyberattack affecting the electronic, communication and information technology systems or other technologies of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition, and results of operations;
•confidential information maintained in the systems of the Company or other parties upon which the Company relies could be compromised or misappropriated as a result of security breaches or other related lapses or incidents, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations;
•compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations;
Acquisitions, Dispositions or Other Corporate Structural Matters
•we may not realize our anticipated financial results from our acquisitions strategy;
•assets allocated to the MONY Closed Block benefit only the holders of certain policies; adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;
•we operate as a holding company and depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;
•our use of affiliate and captive reinsurance companies to finance statutory reserves related to our fixed annuity and term and universal life products and to reduce volatility affecting our variable annuity products may be limited or adversely affected by regulatory action, pronouncements, and interpretations;
General
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect our operations and results;
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
•we may be required to establish a valuation allowance against our deferred tax assets, which could have a material adverse effect on our results of operations, financial condition, and capital position; and
•new accounting rules, changes to existing accounting rules, or the granting of permitted accounting practices to competitors could negatively impact the Company.
For more information about the risks, uncertainties, and other factors that could affect our future results, please see Risk Factors, of this report.
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
Fair Value of Financial Instruments - The Financial Accounting Standards Board (“FASB”) guidance defines fair value for accounting principles generally accepted in the United States of America (“GAAP”) and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, refer to

Note 2, Summary of Significant Accounting Policies and Note 5, Fair Value of Financial Instruments, to the consolidated financial statements included in this report.
Available-for-sale securities and trading securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2020, $2.1 billion of available-for-sale and trading securities, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2020, we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2020, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $1.6 billion and $2.7 billion, respectively. Of those derivative assets and liabilities, $222.0 million and $1.7 billion, respectively, were Level 3 fair values determined by quantitative models.
Allowance for Credit Losses - Fixed Maturity and Structured Investments - Each quarter the Company reviews investments with unrealized losses to determine whether such impairments are the result of credit losses. The Company analyzes various factors to make such determination including, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) an economic analysis of the issuer’s industry, and 6) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter to evaluate whether a credit loss has occurred.
For securities which the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Beginning on January 1, 2020, credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses). See, “Accounting Pronouncements Recently Adopted” below for additional information. The Company considers contractual cash flows and all known market data related to cash flows when developing its estimates of expected cash flows. The Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted but reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in realized gains (losses).

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

Prior to January 1, 2020, on quarterly basis, the Company reviewed investments with unrealized losses for indications of other than temporary impairments. In addition to the factors noted above that are analyzed to determine if impairments are the result of credit losses, the Company also previously considered the duration that the security had been in an unrealized loss position in evaluating the need for any other-than-temporary impairments. Although no set formula was used in this process, the investment performance, collateral position, and continued viability of the issuer were significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows was performed. Once a determination had been made that a specific other-than-temporary impairment existed, the security’s basis was adjusted and an other-than-temporary impairment was recognized. Other-than-temporary impairments to debt securities that the Company did not intend to sell and did not expect to be required to sell before recovering the security’s amortized cost were written down to discounted expected future cash flows (“post impairment cost”) and credit losses were recorded in realized gains (losses). The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date was recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considered all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considered all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield basis.
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2020, we held $69.8 billion of available-for-sale investments, including $3.2 billion in investments with a gross unrealized loss of $130.5 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2020, our third party reinsurance receivables amounted to $4.6 billion. These amounts include ceded reserve balances and ceded benefit payments.
We account for reinsurance as required by FASB guidance under the Accounting Standards Codification (“ASC” or “Codification”) Financial Services Topic as applicable. In accordance with this guidance, costs for reinsurance are amortized as a level percentage of premiums for traditional life products and a level percentage of estimated gross profits for universal life products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs. Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses. The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumption changes generally do not affect current results. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated for universal life products, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31, 2020, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Retail Life and Annuity segments, resulting in an approximate $6.7 million unfavorable impact.
DAC and VOBA - The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 6.85%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. Some examples of acquisition costs that are subject to deferral include commissions, underwriting testing fees, certain direct underwriting costs, and premium taxes. The determination of which costs are deferrable must be made on a contract-level basis. (All other acquisition-related costs, including market research, administration, management of distribution and underwriting functions, and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.) The recovery of the deferred costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2020, we had a DAC and VOBA asset of $3.4 billion.
We periodically review, at least annually, and update as appropriate our key assumptions on certain life and annuity products including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC and VOBA amortization and/or benefits and expenses.
Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within the Company’s reporting units to assess the recoverability of the capitalized goodwill. The Company’s material goodwill balances are attributable to certain of its reportable segments. Each of the Company’s reportable segments are considered separate reporting units, with the exception of the Retail Life and Annuity segment. This reportable segment contains the Protection and Retirement divisions which are considered separate reporting units. The Company evaluates the carrying value of goodwill at the reporting unit level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that a reporting unit’s goodwill balances is impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of a reporting unit’s goodwill is more likely than not then no other specific quantitative impairment testing is required.

If it is determined that it is more likely than not that impairment exists, the Company performs a quantitative assessment and compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting unit in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions.

The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2020, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2020 and determined that there was no indication that our segment goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2020 that would impact our conclusion and no such events were identified. Refer to Note 1, Basis of Presentation, to the consolidated financial statements included in this report for further information. As of December 31, 2020, we had goodwill of $825.5 million.
Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, premium payment patterns, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. As of December 31, 2020, we had total policy liabilities and accruals of $54.9 billion.
Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of our GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. We reinsure certain risks associated with the GMDB to Shades Creek Captive Insurance Company (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2020, the GMDB liability, including the impact of reinsurance, was $34.1 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits (“GLWB”) on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2020, our net GLWB liability held was $403.7 million.
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
RESULTS OF OPERATIONS
Our management and Board of Directors analyze and assess the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax”, by excluding the following items:
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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on policy liabilities net of associated policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
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
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Pre-Tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$65,092	$118,881	$115,429
Acquisitions	406,799	346,825	282,715
Stable Value Products	89,610	93,183	102,328
Asset Protection	41,845	37,205	24,371
Corporate and Other	(242,999)	(161,248)	(156,722)
Pre-tax adjusted operating income	360,347	434,846	368,121
Realized gains (losses) and adjustments	53,177	248,602	(120,533)
Income before income tax	413,524	683,448	247,588
Income tax expense (benefit)	71,162	130,464	53,661
Net income	$342,362	$552,984	$193,927

Pre-tax adjusted operating income	$360,347	$434,846	$368,121
Adjusted operating income tax (expense) benefit	(59,995)	(78,257)	(78,973)
After-tax adjusted operating income	300,352	356,589	289,148
Realized gains (losses) and adjustments	53,177	248,602	(120,533)
Income tax (expense) benefit on adjustments	(11,167)	(52,207)	25,312
Net income	$342,362	$552,984	$193,927

Realized gains (losses) and adjustments:
Derivative financial instruments	$8,679	$(131,459)	$79,097
All other investments	(39,806)	308,545	(253,000)
Less: related amortization(1)	(30,362)	(23,021)	(11,856)
Less: VA GLWB economic cost	(53,942)	(48,495)	(41,514)
Realized gains (losses) and adjustments	$53,177	$248,602	$(120,533)
(1)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$2,153,693	$2,278,587	$2,065,223
Reinsurance ceded	(681,440)	(1,107,312)	(950,674)
Net premiums and policy fees	1,472,253	1,171,275	1,114,549
Net investment income	1,008,016	939,304	888,079
Realized gains (losses)	(42,419)	(41,933)	(41,514)
Other income	165,125	164,355	168,602
Total operating revenues	2,602,975	2,233,001	2,129,716
Realized gains (losses)	(35,670)	85,471	(83,745)
Total revenues	2,567,305	2,318,472	2,045,971
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,167,121	1,753,925	1,649,069
Amortization of DAC/VOBA	173,477	151,606	146,845
Other operating expenses	197,285	208,589	218,373
Operating benefits and expenses	2,537,883	2,114,120	2,014,287
Benefits and settlement expenses related to realized gains (losses)	(1,190)	11,467	(13,156)
Amortization of DAC/VOBA related to realized gains (losses)	(57,456)	(52,659)	(5,654)
Total benefits and expenses	2,479,237	2,072,928	1,995,477
INCOME BEFORE INCOME TAX	88,068	245,544	50,494
Less: realized gains (losses)	(35,670)	85,471	(83,745)
Less: related benefits and settlement expenses	1,190	(11,467)	13,156
Less: related amortization of DAC/VOBA	57,456	52,659	5,654
PRE-TAX ADJUSTED OPERATING INCOME	$65,092	$118,881	$115,429

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Sales By Product
Traditional(1)	$261,923	$240,521	$51,505
Universal life(1)	84,119	84,395	116,746
Fixed annuity(2)	2,293,619	1,847,938	2,139,616
Variable annuity(2)	317,667	210,793	298,314
	$2,957,328	$2,383,647	$2,606,181
Average Life Insurance In-force(4)
Traditional	$379,707,276	$360,145,141	$350,398,022
Universal life	288,413,452	287,343,602	278,191,468
	$668,120,728	$647,488,743	$628,589,490
Average Account Values
Universal life	$7,681,788	$7,791,409	$7,752,076
Variable universal life(6)	850,487	811,190	781,601
Fixed annuity(3)	10,952,387	9,850,893	9,018,539
Variable annuity	10,895,805	12,061,202	12,820,410
	$30,380,467	$30,514,694	$30,372,626
Interest Spread - Fixed Annuities(5)
Net investment income yield	3.67%	3.67%	3.64%
Interest credited to policyholders	2.50%	2.55%	2.50%
Interest spread	1.17%	1.12%	1.14%

	As of December 31,
	2020	2019
	(Dollars In Thousands)
VA GLWB Benefit Base	$9,816,637	$9,850,644
Account value subject to GLWB rider	$8,034,508	$8,403,428

(1)Sales data for traditional life insurance, other than Single Premium Whole Life (“SPWL”) insurance, is based on annualized premiums. SPWL insurance sales are based on total single premium dollars received in the period. Universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premium and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid.
(2)Sales are measured based on the amount of purchase payments received less first year surrenders.
(3)Includes general account balances held within VA products. Fixed annuity account value is net of reinsurance ceded.
(4)Amounts are not adjusted for reinsurance ceded.
(5)Interest spread on average general account values.
(6)Includes general account balances held within VUL products.

For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income decreased $53.8 million primarily due to higher claims in the universal life and traditional life blocks, lower universal life net policy fees, and unfavorable unlocking as compared to the prior year, which is partially offset by higher traditional life net premiums, higher investment income on the life blocks, lower expense, and favorable annuity mortality. Segment results were negatively impacted by $60.9 million of unfavorable unlocking for 2020, as compared to an unfavorable $34.4 million of unlocking for the prior year.

Operating revenues
Total operating revenues increased $370.0 million, or 16.6% driven by a favorable impact due to post level activity in the traditional life blocks and higher investment income, offset by lower universal life net policy fees and variable annuity fee income.
Net premiums and policy fees
Net premiums and policy fees increased by $301.0 million, or 25.7%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to post level activity in the traditional life block, offset in party by lower universal life net policy fees and variable annuity fee income.
Net investment income
Net investment income in the segment increased $68.7 million, or 7.3%, driven by higher liability balances in the annuity and life blocks.
Other income
Other income increased $0.8 million due to higher fixed annuity fee income, partially offset by lower VA fee income.
Benefits and settlement expenses
Benefits and settlement expenses increased by $413.2 million, or 23.6%, due to a $295.7 million unfavorable change in reserves in the traditional life block due to post level impacts, higher traditional life and universal life claims, and higher annuity credited interest and fixed annuity change in guaranteed benefit reserves and unfavorable unlocking in the universal life block, offset in part by favorable changes in universal life reserves and favorable annuity mortality. Segment results were negatively impacted by $42.4 million of unfavorable unlocking for 2020, as compared to $23.1 million of unfavorable unlocking for the prior year.

Amortization of DAC/VOBA

DAC/VOBA amortization increased $21.9 million, or 14.4%, due to an unfavorable change in unlocking on the annuity block, and net unfavorable changes in amortization for the traditional life block, offset in part by a favorable change in unlocking on the universal life block. Segment results were negatively impacted by $18.5 million of unfavorable unlocking in 2020, as compared to $11.5 million of unfavorable unlocking in the prior year.
Other operating expenses
Other operating expenses decreased $11.3 million primarily due to higher ceding allowances, lower commission expense, offset by an increase in acquisition expense, increases in maintenance and overhead expenses, and higher interest expense on reinsurance ceded.
Sales
Sales for the segment increased $573.7 million primarily due to an increase in fixed annuity and variable annuity sales.
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

Impact of reinsurance
 Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(681,440)	$(1,107,312)	$(950,674)
Realized gains (losses)	39,930	41,638	43,498
Other income	(2,831)	—	—
Total operating revenues	(644,341)	(1,065,674)	(907,176)
Realized gains (losses)	165,921	194,758	(24,487)
Total revenues	(478,420)	(870,916)	(931,663)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(567,176)	(873,278)	(808,612)
Amortization of DAC/VOBA	(1,369)	(5,741)	(5,609)
Other operating expenses(1)	(196,089)	(193,029)	(170,277)
Operating benefits and expenses	(764,634)	(1,072,048)	(984,498)
Benefits and settlement expenses related to realized gains (losses)	(613)	(8)	(781)
Amortization of DAC/VOBA related to realized gains (losses)	5,846	4,324	3,308
Total benefits and expenses	(759,401)	(1,067,732)	(981,971)
NET IMPACT OF REINSURANCE	$280,981	$196,816	$50,308

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

For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019

The lower ceded premium and policy fees was caused primarily by lower ceded traditional life premiums of $466.8 million, primarily due to fluctuations in the number of policies entering their post level period during the fourth quarter of 2019. This is partially offset by increases in ceded universal life policy fees.

Ceded benefits and settlement expenses were lower due to lower ceded reserves in the traditional life block due to fluctuations in the number of policies entering their post level period and lower ceded universal life reserves, partially offset by higher universal life ceded claims.

Ceded other operating expenses increased due to higher ceding allowances on the universal life block. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,544,855	$1,465,990	$1,270,045
Reinsurance ceded	(228,207)	(293,433)	(317,730)
Net premiums and policy fees	1,316,648	1,172,557	952,315
Net investment income	1,648,122	1,532,605	1,108,218
Realized gains (losses)	(11,523)	(6,562)	—
Other income	226,878	109,617	14,313
Total operating revenues	3,180,125	2,808,217	2,074,846
Realized gains (losses)	103,600	93,433	(47,651)
Total revenues	3,283,725	2,901,650	2,027,195
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,502,490	2,227,528	1,629,590
Amortization of VOBA	4,071	1,695	18,843
Other operating expenses	266,765	232,169	143,698
Operating benefits and expenses	2,773,326	2,461,392	1,792,131
Benefits and settlement expenses related to realized gains (losses)	8,910	9,173	7,107
Amortization of VOBA related to realized gains (losses)	19,374	8,998	(153)
Total benefits and expenses	2,801,610	2,479,563	1,799,085
INCOME BEFORE INCOME TAX	482,115	422,087	228,110
Less: realized gains (losses)	103,600	93,433	(47,651)
Less: related benefits and settlement expenses	(8,910)	(9,173)	(7,107)
Less: related amortization of VOBA	(19,374)	(8,998)	153
PRE-TAX ADJUSTED OPERATING INCOME	$406,799	$346,825	$282,715

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$244,353,757	$247,992,309	$226,695,252
Universal life	67,752,191	54,704,009	30,153,143
	$312,105,948	$302,696,318	$256,848,395
Average Account Values
Universal life(2)	$15,630,757	$11,235,847	$4,888,598
Variable universal life	8,122,360	3,821,086	267,499
Fixed annuity(2)	10,187,620	10,361,744	6,036,478
Variable annuity	5,177,542	2,710,439	544,828
	$39,118,279	$28,129,116	$11,737,403
Interest Spread - Fixed Annuities
Net investment income yield	3.98%	4.05%	4.89%
Interest credited to policyholders	3.18	3.29	4.00
Interest spread(3)	0.80%	0.76%	0.89%
(1)Amounts are not adjusted for reinsurance ceded.
(2)Includes general account balances held within variable annuity products and is net of coinsurance ceded. Excludes structured annuity products.
(3)Interest spread on average general account values.
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Pre-tax adjusted operating income
Pre-tax adjusted operating income increased $60.0 million primarily due to a full year of activity from the GWL&A transaction. GWL&A added $154.0 million of pre-tax adjusted operating income for 2020, an increase of $98.1 million as compared to the prior year. This increase was partially offset by expected run off in the in-force blocks of business.
Operating revenues
Net premiums and policy fees increased $144.1 million primarily due to a full year of GWL&A premiums more than offsetting the expected runoff of the in-force blocks of business. Net investment income increased $115.5 million primarily due to the GWL&A transaction which added $419.7 million of net investment income for 2020, an increase of $179.5 million as compared to the prior year. This was partly offset by the expected runoff of the in-force blocks of business. Other income increased $117.3 million as compared to the prior year which was primarily due to GWL&A which added $109.8 million as compared to the prior year.
Total benefits and expenses
Total benefits and expenses increased $322.0 million primarily due to GWL&A which added $819.8 million of benefits and expenses for 2020, an increase of $378.8 million as compared to the prior year. This was partly offset by the expected runoff of the in-force blocks of business.
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

Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(228,207)	$(293,433)	$(317,730)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(206,152)	(260,905)	(267,998)
Amortization of VOBA	(665)	(971)	(635)
Other operating expenses	(28,581)	(32,495)	(35,940)
Total benefits and expenses	(235,398)	(294,371)	(304,573)

NET IMPACT OF REINSURANCE(1)	$7,191	$938	$(13,157)
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
The net impact of reinsurance was more favorable by $6.3 million primarily due to lower ceded revenue partly offset by lower ceded benefits and expenses. For the year ended December 31, 2020, ceded revenues decreased by $65.2 million, while ceded benefits and expenses decreased by $54.8 million primarily due to lower benefit and settlement expenses.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Net investment income	$230,217	$243,775	$217,778
Other income	—	12	296
Total operating revenues	230,217	243,787	218,074
Realized gains (losses)	(53,931)	2,800	1,427
Total revenues	176,286	246,587	219,501
BENEFITS AND EXPENSES
Benefits and settlement expenses	133,034	144,448	109,747
Amortization of DAC	3,322	3,382	3,201
Other operating expenses	4,251	2,774	2,798
Total benefits and expenses	140,607	150,604	115,746
INCOME BEFORE INCOME TAX	35,679	95,983	103,755
Less: realized gains (losses)	(53,931)	2,800	1,427
PRE-TAX ADJUSTED OPERATING INCOME	$89,610	$93,183	$102,328
The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Sales(1)
GIC	$78,387	$8,000	$88,500
GFA	2,250,000	1,350,000	1,250,000
	$2,328,387	$1,358,000	$1,338,500

Average Account Values	$5,925,571	$5,607,828	$4,946,953
Ending Account Values	$6,056,181	$5,443,752	$5,234,731

Operating Spread
Net investment income yield	3.89%	4.34%	4.40%
Interest credited	2.25	2.57	2.21
Operating expenses	0.13	0.11	0.12
Operating spread	1.51%	1.66%	2.07%

Adjusted operating spread(2)	1.28%	1.31%	1.54%
(1)Sales are measured at the time the purchase payments are received.
(2)Excludes participation commercial mortgage loan income.
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income decreased $3.6 million for 2020, as compared to 2019. Participation commercial mortgage loan income was $13.2 million for 2020, as compared to $20.1 million for the prior year. The adjusted operating spread, which excludes participation commercial mortgage loan income, decreased by 3 basis points for 2020, from the prior year, due primarily to a decrease in yields, partially offset by a decrease in credited interest.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$293,352	$299,765	$308,527
Reinsurance ceded	(185,898)	(179,561)	(114,591)
Net premiums and policy fees	107,454	120,204	193,936
Net investment income	23,379	28,291	25,070
Other income	144,572	142,160	136,495
Total operating revenues	275,405	290,655	355,501
BENEFITS AND EXPENSES
Benefits and settlement expenses	75,468	92,655	111,249
Amortization of DAC and VOBA	65,684	62,631	62,984
Other operating expenses	92,408	98,164	156,897
Total benefits and expenses	233,560	253,450	331,130
INCOME BEFORE INCOME TAX	41,845	37,205	24,371
PRE-TAX ADJUSTED OPERATING INCOME	$41,845	$37,205	$24,371
The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Sales(1)
Credit insurance	$5,117	$8,675	$11,782
Service contracts	393,986	393,893	370,540
GAP	74,899	78,291	66,748
	$474,002	$480,859	$449,070
Loss Ratios(2)
Credit insurance	34.4%	24.6%	27.2%
Service contracts	60.9	64.7	59.8
GAP	111.9	126.0	140.5
(1)Sales are based on the amount of single premiums and fees received
(2)Incurred claims as a percentage of earned premiums
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Pre-tax Adjusted Operating Income
Pre-tax adjusted operating income increased $4.6 million, or 12.5%, due to an increase in service contract earnings of $3.4 million, primarily due to favorable loss ratios and lower expenses, somewhat offset by lower investment income. Income from the GAP product line increased $2.3 million primarily resulting from lower loss ratios somewhat offset by higher expenses and credit insurance product lines decreased $1.1 million primarily due to lower volume.

Net premiums and policy fees
Net premiums and policy fees decreased $12.8 million, or 10.6%, due to a decrease in GAP premiums of $6.4 million as a result of lower sales in prior periods and the related impact on earned premiums. Service contract premiums decreased $4.6 million due to higher ceded premiums and credit insurance premiums decreased $1.8 million as a result of declining sales.
Other income
Other income increased $2.4 million, or 1.7%, primarily due to an increase of $3.3 million in the service contract product line due to higher sales in previous years and was partly offset by a decrease of $0.8 million from the GAP product line.
Benefits and settlement expenses
Benefits and settlement expenses decreased $17.2 million, or 18.5%, due to a decrease of $11.1 million and $6.1 million, respectively, of GAP and service contract claims due to lower volumes as a result of discontinuing the relationship with a significant distribution partner and lower loss ratios.
Sales
Total segment sales decreased $6.9 million, or 1.4%. Credit insurance sales decreased $3.6 million due to decreasing demand for the product. GAP sales decreased $3.4 million due to decreased auto sales. Service contract sales increased $0.1 million.
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
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(185,898)	$(179,561)	$(116,602)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(81,914)	(80,654)	(74,165)
Amortization of DAC/VOBA	(4,406)	(3,628)	(3,060)
Other operating expenses	(4,739)	(4,300)	(4,465)
Total benefits and expenses	(91,059)	(88,582)	(81,690)

NET IMPACT OF REINSURANCE(1)	$(94,839)	$(90,979)	$(34,912)
(1)Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Reinsurance premiums ceded increased $6.3 million, or 3.5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. GAP ceded premiums increased $0.9 million, or 3.3%. Service contract ceded premiums increased $7.3 million, or 5.2%. Ceded premiums in the credit line decreased $1.9 million, or 18.8%.

Benefits and settlement expenses ceded increased $1.3 million, or 1.6%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Ceded losses in the service contract line increased $2.5 million and ceded losses in the credit product line increased $0.5 million. The increases were partially offset by a decrease in GAP ceded losses of $1.7 million.
Amortization of DAC and VOBA ceded increased $0.8 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, mainly as the result of changes in ceded activity in the GAP product lines. Other operating expenses ceded increased $0.4 million, or 10.2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019 due to higher ceded expenses in the service contract and GAP product lines, mostly offset by lower ceded expenses in the credit product line.
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

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$11,041	$11,860	$12,713
Reinsurance ceded	—	(139)	(515)
Net premiums and policy fees	11,041	11,721	12,198
Net investment income	(26,771)	74,855	99,757
Other income	1,615	1,011	1,313
Total operating revenues	(14,115)	87,587	113,268
Realized gains (losses)	8,816	43,877	(2,420)
Total revenues	(5,299)	131,464	110,848
BENEFITS AND EXPENSES
Benefits and settlement expenses	14,704	16,866	17,646
Amortization of DAC/VOBA	—	—	—
Other operating expenses	214,180	231,969	252,344
Total benefits and expenses	228,884	248,835	269,990
INCOME (LOSS) BEFORE INCOME TAX	(234,183)	(117,371)	(159,142)
Less: realized gains (losses)	8,816	43,877	(2,420)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	$(242,999)	$(161,248)	$(156,722)
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
Pre-tax Adjusted Operating Income (Loss)
Pre-tax adjusted operating loss was $243.0 million for the year ended December 31, 2020, as compared to a pre-tax adjusted operating loss of $161.2 million for the year ended December 31, 2019. The increase in operating loss is primarily due to the Captive Merger, causing $70.4 million of acceleration of amortization of premiums and accretion of discounts recorded against fixed maturities and non-recourse funding obligations and increased corporate overhead expenses, primarily attributable to the Captive Merger.

Operating revenues
Net investment income for the segment decreased $101.6 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to the Captive Merger, causing a decrease in held-to-maturity income due to the acceleration of the amortization of premiums recorded against the held-to-maturity securities as well as a decrease in interest received from these securities, and an increase in investment expenses.
Total benefits and expenses
Total benefits and expenses decreased $20.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Other operating expenses were lower due to reduced interest expense as the non-recourse funding obligations were redeemed October 1, 2020. This reduction in interest expense was partially offset by an increase in corporate overhead expenses primarily due to restructuring fees associated with the Captive Merger.

CONSOLIDATED INVESTMENTS
As of December 31, 2020, our investment portfolio was $88.1 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $69.4 billion, or 96.0%, of our fixed maturities as “available-for-sale” as of December 31, 2020. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized gains (losses) in the consolidated statements of income. Beginning on January 1, 2020, credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit losses recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses). Prior to January 1, 2020, credit losses were recorded as realized gains (losses) in the consolidated statements of income, net of any applicable non-credit component of the loss, which was recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.9 billion, or 4.0%, of our fixed maturities and $76.2 million of short-term investments as of December 31, 2020. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fixed maturities with respect to which we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. As of December 31, 2020, we no longer held fixed maturities classified as “held-to-maturity”.
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
The following table presents the reported values of our invested assets:

	As of December 31,
	2020		2019
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2020 - $43,886,905; 2019 - $42,681,872)	$49,278,078	55.9%	$44,737,950	53.1%
Privately issued bonds (amortized cost: 2020 - $21,273,879; 2019 - $23,310,601)	22,754,914	25.8	24,030,426	28.5
Redeemable preferred stocks (amortized cost: 2020 - $195,796; 2019 - $100,068)	206,935	0.2	99,497	0.1
Fixed maturities	72,239,927	81.9	68,867,873	81.7
Equity securities (cost: 2020 - $634,910; 2019 - $534,463)	666,977	0.8	553,720	0.7
Commercial mortgage loans	10,005,562	11.4	9,379,401	11.1
Investment real estate	10,153	—	10,321	—
Policy loans	1,593,394	1.8	1,675,121	2.0
Other long-term investments	3,164,180	3.6	2,479,520	2.9
Short-term investments	462,415	0.5	1,320,864	1.6
Total investments	$88,142,608	100.0%	$84,286,820	100.0%

Included in the preceding table are $2.9 billion and $2.5 billion of fixed maturities and $76.2 million and $91.2 million of short-term investments classified as trading securities as of December 31, 2020 and 2019, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of December 31, 2020, our fixed maturity investment holdings were $72.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2020		2019
	(Dollars in Thousands)
AAA	$9,337,162	12.9%	$9,371,614	13.6%
AA	7,318,010	10.1	7,587,879	11.0
A	24,301,883	33.6	22,861,846	33.2
BBB	28,552,505	39.5	24,484,792	35.6
Below investment grade	2,730,367	3.9	1,737,861	2.5
Not rated(1)	—	—	2,823,881	4.1
	$72,239,927	100.0%	$68,867,873	100.0%
(1) Our “not rated” securities were held-to-maturity securities issued by affiliates of the Company which were considered variable interest entities (“VIE’s”) and are discussed in Note 4, Investment Operations, to the consolidated financial statements. We were not the primary beneficiary of these entities and thus these securities were not eliminated in consolidation. These securities were collateralized by non-recourse funding obligations issued by captive insurance companies that are wholly owned subsidiaries of the Company. As of December 31, 2020, the Company no longer held these securities.
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
The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2020	2019
	(Dollars In Thousands)
Corporate securities	$53,799,026	$48,400,037
Residential mortgage-backed securities	6,867,831	6,140,862
Commercial mortgage-backed securities	2,720,891	2,840,952
Other asset-backed securities	1,741,097	1,924,596
U.S. government-related securities	1,457,296	1,079,463
Other government-related securities	746,053	625,944
States, municipals, and political subdivisions	4,700,798	4,932,641
Redeemable preferred stocks	206,935	99,497
Securities issued by affiliates	—	2,823,881
Total fixed income portfolio	$72,239,927	$68,867,873

We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.
The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2020	% Fair Value	As of December 31, 2019	% Fair Value
	(Dollars In Thousands)
Banking	$7,707,290	10.7%	$6,403,157	9.3%
Other finance	958,907	1.3	969,368	1.4
Electric utility	5,787,407	8.0	5,447,830	7.9
Energy	4,750,660	6.6	4,939,246	7.2
Natural gas	1,274,736	1.8	1,120,052	1.6
Insurance	5,996,681	8.3	4,969,799	7.2
Communications	2,962,432	4.1	2,654,395	3.9
Basic industrial	2,518,850	3.5	2,176,559	3.2
Consumer noncyclical	7,353,197	10.2	6,492,483	9.4
Consumer cyclical	2,825,829	3.9	2,597,772	3.8
Finance companies	319,263	0.4	228,037	0.3
Capital goods	3,643,191	5.0	3,425,996	5.0
Transportation	2,231,969	3.1	2,128,364	3.1
Other industrial	689,468	1.0	646,210	0.9
Brokerage	1,773,382	2.5	1,347,694	2.0
Technology	2,576,479	3.6	2,383,634	3.5
Real estate	587,204	0.8	531,000	0.8
Other utility	49,016	0.0	37,938	0.1
Commercial mortgage-backed securities	2,720,891	3.8	2,840,952	4.1
Other asset-backed securities	1,741,097	2.4	1,924,596	2.8
Residential mortgage-backed non-agency securities	5,598,000	7.7	5,265,776	7.6
Residential mortgage-backed agency securities	1,269,831	1.8	875,086	1.3
U.S. government-related securities	1,457,296	2.0	1,079,463	1.6
Other government-related securities	746,053	1.0	625,944	0.9
State, municipals, and political subdivisions	4,700,798	6.5	4,932,641	7.1
Securities issued by affiliates	—	—	2,823,881	4.0
Total	$72,239,927	100.0%	$68,867,873	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2020	2019
	(Dollars In Thousands)
AAA	$339,644	$280,067
AA	268,381	309,165
A	909,395	834,808
BBB	1,204,558	979,157
Below investment grade	140,390	124,370
Total Modco trading fixed maturities	$2,862,368	$2,527,567
A portion of our bond portfolio is invested in RMBS, CMBS, and ABS. ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2020, were $11.3 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.
The following tables include the percentage of our collateral grouped by rating category and categorize the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2020 and 2019:

	As of December 31, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,532.1	$5,411.3	$2.2	$2.1	$1,593.5	$1,511.7	$542.9	$526.5	$7,670.7	$7,451.6
AA	0.4	0.4	0.1	0.1	571.1	555.1	276.7	267.8	848.3	823.4
A	1,267.4	1,227.0	8.0	6.8	460.3	440.9	731.6	727.1	2,467.3	2,401.8
BBB	3.5	3.5	1.2	1.1	85.4	85.8	163.6	158.0	253.7	248.4
Below	23.6	24.5	29.3	27.4	10.6	18.7	26.3	29.5	89.8	100.1
	$6,827.0	$6,666.7	$40.8	$37.5	$2,720.9	$2,612.2	$1,741.1	$1,708.9	$11,329.8	$11,025.3

Rating %
AAA	81.0%	81.2%	5.3%	5.6%	58.6%	57.9%	31.2%	30.8%	67.7%	67.6%
AA	—	—	0.2	0.2	21.0	21.3	15.9	15.7	7.5	7.5
A	18.6	18.3	19.7	18.2	16.9	16.8	42.0	42.6	21.8	21.7
BBB	0.1	0.1	2.8	2.9	3.1	3.3	9.4	9.2	2.2	2.3
Below	0.3	0.4	72.0	73.1	0.4	0.7	1.5	1.7	0.8	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,692.7	$1,638.7	$38.6	$35.4	$2,211.4	$2,141.3	$1,069.4	$1,043.6	$5,012.1	$4,859.0
2017	736.5	711.4	2.2	2.1	269.8	249.2	401.8	397.3	1,410.3	1,360.0
2018	999.9	969.4	—	—	150.5	136.1	148.1	148.4	1,298.5	1,253.9
2019	1,069.6	1,044.9	—	—	74.5	71.3	92.3	91.3	1,236.4	1,207.5
2020	2,328.3	2,302.3	—	—	14.7	14.3	29.5	28.3	2,372.5	2,344.9
Total	$6,827.0	$6,666.7	$40.8	$37.5	$2,720.9	$2,612.2	$1,741.1	$1,708.9	$11,329.8	$11,025.3

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2019
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,182.1	$5,080.1	$3.1	$3.1	$1,680.7	$1,650.3	$649.3	$636.6	$7,515.2	$7,370.1
AA	1.5	1.5	0.1	0.1	578.1	570.0	250.0	240.5	829.7	812.1
A	869.5	851.8	9.9	9.9	503.5	490.7	854.1	860.5	2,237.0	2,212.9
BBB	3.8	3.9	1.3	1.3	78.6	78.9	140.3	138.3	224.0	222.4
Below	32.6	33.0	37.0	37.0	—	—	30.9	31.5	100.5	101.5
	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

Rating %
AAA	85.1%	85.0%	6.0%	6.0%	59.1%	59.2%	33.7%	33.4%	68.9%	68.8%
AA	—	—	0.2	0.2	20.4	20.4	13.0	12.6	7.6	7.6
A	14.3	14.3	19.2	19.2	17.7	17.6	44.4	45.1	20.5	20.6
BBB	0.1	0.1	2.6	2.6	2.8	2.8	7.3	7.2	2.1	2.1
Below	0.5	0.6	72.0	72.0	—	—	1.6	1.7	0.9	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2014 and prior	$1,788.0	$1,752.3	$48.3	$48.3	$1,885.6	$1,855.1	$1,032.0	$1,008.3	$4,753.9	$4,664.0
2016	371.6	360.1	—	—	492.9	486.3	128.6	130.2	993.1	976.6
2017	843.6	822.8	3.1	3.1	256.9	251.6	481.9	485.6	1,585.5	1,563.1
2018	1,374.2	1,332.3	—	—	147.1	139.1	198.0	199.1	1,719.3	1,670.5
2019	1,712.1	1,702.8	—	—	58.4	57.8	84.1	84.2	1,854.6	1,844.8
Total	$6,089.5	$5,970.3	$51.4	$51.4	$2,840.9	$2,789.9	$1,924.6	$1,907.4	$10,906.4	$10,719.0

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2020 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of approximately 1.48 years. The following table categorizes the approximate weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2020.

Approximate Weighted-Average
Non-agency portfolio	Life
Prime	1.47
Sub-prime	2.22

Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2020, our commercial mortgage loan holdings were $10.2 billion, $10.0 billion, net of allowance for credit losses. We have specialized in making loans on either credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouse). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loan portfolio was underwritten by us. From time to time, we may acquire loans in conjunction with an acquisition.
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
Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of December 31, 2020, assuming the loans are called at their next call dates, $270.4 million will be due in 2021, $541.9 million in 2022 through 2026, and $10.2 million in 2027 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2020 and December 31, 2019, $805.9 million and $717.0 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2020, 2019, and 2018, we recognized, $26.3 million, $23.4 million, and $29.4 million, respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of December 31,
	2020	2019
	(Dollars in Thousands)
Total number of loans	1,827	1,832
Total amortized cost	$10,227,726	$9,379,401
Total unpaid principal balance	$10,147,592	$9,271,041
Allowance for credit losses - funded commercial mortgage loans	$(222,164)	$(4,884)
Average loan size	$5,554	$5,061

Weighted-average amortization	21.4 years	20.6 years
Weighted-average coupon	4.34%	4.48%
Weighted-average LTV	53.91%	53.80%
Weighted-average debt coverage ratio	1.72	1.73

Total number of unfunded commitments	117	100
Total unfunded commitments balance	$801,089	$757,418
Allowance for credit losses - unfunded commitments	$(22,413)	$—
We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2020 and 2019, there were allowances for funded commercial mortgage loans and unfunded commitment credit losses of $244.6 million and $4.9 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of December 31, 2020, we estimated the fair value of our commercial mortgage loans to be $10.8 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was 5.48% more than the amortized cost, less any related loan loss reserve.
At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2020, $2.6 million of invested assets consisted of nonperforming commercial mortgage loans, restructured commercial mortgage loans, or commercial mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the year ended December 31, 2020, certain commercial mortgage loan transactions occurred that would have been accounted for as troubled debt restructurings. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. During the year ended December 31, 2020, we recognized four troubled debt restructurings as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. We identified one loan whose principal was permanently impaired during the year ended December 31, 2020.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2020. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is credit-related, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine credit losses. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $6.9 billion, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2020, and an overall net unrealized gain of $2.8 billion as of December 31, 2019.
For fixed maturity held that are in an unrealized loss position as of December 31, 2020, the fair value, amortized cost, ACL, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$1,013,797	32.1%	$1,020,598	30.6%	$—	—%	$(6,801)	5.2%
>90 days but <= 180 days	241,928	7.6	248,354	7.5	—	—	(6,426)	4.9
>180 days but <= 270 days	676,882	21.3	715,142	21.5	(1,651)	7.3	(36,609)	28.0
>270 days but <= 1 year	134,219	4.2	139,091	4.2	(132)	0.6	(4,740)	3.6
>1 year but <= 2 years	298,563	9.4	313,117	9.4	—	—	(14,554)	11.2
>2 years but <= 3 years	306,953	9.7	325,691	9.8	(1,631)	7.1	(17,107)	13.1
>3 years but <= 4 years	69,540	2.2	76,136	2.3	(1,947)	8.6	(4,649)	3.6
>4 years but <= 5 years	102,590	3.2	104,753	3.2	—	—	(2,163)	1.7
>5 years	326,891	10.3	381,741	11.5	(17,381)	76.4	(37,469)	28.7
Total	$3,171,363	100.0%	$3,324,623	100.0%	$(22,742)	100.0%	$(130,518)	100.0%
The range of maturity dates for securities in an unrealized loss position as of December 31, 2020 varies, with 5.2% maturing in less than 5 years, 9.3% maturing between 1 and 5 years, 24.6% maturing between 5 and 10 years, and 60.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2020:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
AAA/AA/A	$1,866,457	58.9%	$1,910,121	57.5%	$—	—%	$(43,664)	33.5%
BBB	790,042	24.9	831,752	25.0	—	—	(41,710)	32.0
Investment grade	2,656,499	83.8	2,741,873	82.5	—	—%	(85,374)	65.5
BB	435,609	13.7	479,352	14.4	(1,947)	8.6	(41,796)	31.9
B	63,055	2.0	70,382	2.1	(3,053)	13.4	(4,274)	3.3
CCC or lower	16,200	0.5	33,016	1.0	(17,742)	78.0	926	(0.7)
Below investment grade	514,864	16.2	582,750	17.5	(22,742)	100.0%	(45,144)	34.5
Total	$3,171,363	100.0%	$3,324,623	100.0%	$(22,742)	100.0%	$(130,518)	100.0%

As of December 31, 2020, the Barclays Investment Grade Index was priced at 91.0 basis points versus a 10 year average of 132.0 basis points. Similarly, the Barclays High Yield Index was priced at 387.0 basis points versus a 10 year average of 506.0 basis points. As of December 31, 2020, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.4%, 0.9%, and 1.6%, as compared to 10 year averages of 1.5%, 2.2%, and 2.9%, respectively.
As of December 31, 2020, 65.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.
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
As of December 31, 2020, we held a total of 429 positions that were in an unrealized loss position. Included in that amount were 77 positions of below investment grade securities with a fair value of $514.9 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $45.1 million, $33.8 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.6% of invested assets.
As of December 31, 2020, securities in an unrealized loss position that were rated as below investment grade represented 16.2% of the total fair value and 34.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be non-credit related.

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2020:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
<= 90 days	$9,457	2.0%	$9,512	1.6%	$—	—%	$(55)	—%
>90 days but <= 180 days	16,184	3.1	17,451	3.0	—	—	(1,267)	2.8
>180 days but <= 270 days	100,936	19.6	109,161	18.7	(1,651)	7.2	(6,574)	14.6
>270 days but <= 1 year	39,358	7.6	42,953	7.4	(132)	0.6	(3,463)	7.7
>1 year but <= 2 years	66,019	12.8	74,304	12.8	—	—	(8,285)	18.4
>2 years but <= 3 years	40,446	7.9	44,329	7.6	(1,631)	7.2	(2,252)	5.0
>3 years but <= 4 years	57,397	11.1	63,889	11.0	(1,947)	8.6	(4,545)	10.1
>4 years but <= 5 years	15,094	2.9	15,340	2.6	—	—	(246)	0.5
>5 years	169,973	33.0	205,811	35.3	(17,381)	76.4	(18,457)	40.9
Total	$514,864	100.0%	$582,750	100.0%	$(22,742)	100.0%	$(45,144)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2020 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Thousands)
Banking	$163,188	5.1%	$164,784	5.0%	$—	—%	$(1,596)	1.2%
Other finance	94,293	3.0	102,579	3.1	—	—	(8,286)	6.3
Electric utility	220,822	7.0	230,829	6.9	(132)	0.6	(9,875)	7.6
Energy	431,709	13.7	482,368	14.6	(15,504)	68.2	(35,155)	26.9
Natural gas	13,806	0.4	14,322	0.4	(229)	1.0	(287)	0.2
Insurance	86,517	2.8	99,526	3.1	—	—	(13,009)	10.0
Communications	52,132	1.6	53,497	1.6	(1,877)	8.3	512	(0.4)
Basic industrial	—	—	—	—	—	—	—	—
Consumer noncyclical	187,757	5.9	192,909	5.8	—	—	(5,152)	3.9
Consumer cyclical	240,778	7.6	254,317	7.6	—	—	(13,539)	10.4
Finance companies	1,215	0.1	2,072	0.1	—	—	(857)	0.7
Capital goods	32,024	1.0	33,275	1.0	—	—	(1,251)	1.0
Transportation	152,178	4.8	158,853	4.8	—	—	(6,675)	5.1
Other industrial	17,887	0.6	17,974	0.5	—	—	(87)	0.1
Brokerage	39,135	1.2	40,808	1.2	—	—	(1,673)	1.3
Technology	51,877	1.6	54,362	1.6	—	—	(2,485)	1.9
Real estate	—	—	—	—	—	—	—	—
Other utility	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	292,991	9.2	316,296	9.5	(3,598)	15.7	(19,707)	15.1
Other asset-backed securities	472,273	14.9	480,389	14.4	(1,402)	6.2	(6,714)	5.1
Residential mortgage-backed non-agency securities	292,065	9.2	293,237	8.8	—	—	(1,172)	0.9
Residential mortgage-backed agency securities	103,045	3.2	103,108	3.1	—	—	(63)	—
U.S. government-related securities	163,029	5.1	164,730	5.0	—	—	(1,701)	1.3
Other government-related securities	25,597	0.8	26,594	0.8	—	—	(997)	0.8
States, municipals, and political subdivisions	37,045	1.2	37,794	1.1	—	—	(749)	0.6
Total	$3,171,363	100.0%	$3,324,623	100.0%	$(22,742)	100.0%	$(130,518)	100.0%

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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2020:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Thousands)
AAA	$8,997,518	13.0%
AA	7,049,629	10.2
A	23,392,488	33.7
BBB	27,347,947	39.4
Investment grade	66,787,582	96.3
BB	2,382,212	3.4
B	183,500	0.3
CCC or lower	24,265	—
Below investment grade	2,589,977	3.7
Total	$69,377,559	100.0%
Not included in the table above are $2.7 billion of investment grade and $140.4 million of below investment grade fixed maturities classified as trading securities.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2020. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2020:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$315.4	$—	$315.4
JP Morgan Chase and Company	298.3	2.8	301.1
AT&T Corporation	297.1	—	297.1
UnitedHealth Group Inc	295.1	—	295.1
Raytheon Technologies	294.2	—	294.2
Wells Fargo & Co.	290.7	2.7	293.4
Microsoft Corp.	290.6	—	290.6
Duke Energy Corp.	284.1	—	284.1
Exelon Corp.	276.1	—	276.1
HSBC Holdings, PLC	272.2	2.3	274.5
Total	$2,913.8	$7.8	$2,921.6
Determining whether a decline in the current fair value of invested assets is a credit loss in value is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. We review our positions on a monthly basis for possible credit concerns and review our current exposure, credit enhancement, and delinquency experience.
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
For certain securitized financial assets with contractual cash flows, including RMBS, CMBS, and ABS, GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, a credit loss is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.
For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the year ended December 31, 2020, we recognized $125.5 million of credit losses in earnings.
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

Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2020. As of December 31, 2020, we had no material unfunded exposure and had no material direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,317.2	$1,434.5	$2,751.7
France	598.7	499.2	1,097.9
Netherlands	378.5	347.5	726.0
Germany	188.0	797.0	985.0
Switzerland	384.5	162.9	547.4
Spain	152.7	372.8	525.5
Belgium	—	212.8	212.8
Norway	4.1	133.5	137.6
Finland	141.4	—	141.4
Ireland	65.7	143.1	208.8
Italy	42.3	161.9	204.2
Luxembourg	—	34.9	34.9
Sweden	—	54.1	54.1
Denmark	73.0	—	73.0
Portugal	—	25.7	25.7
Total securities	3,346.1	4,379.9	7,726.0
Derivatives:
Germany	72.5	—	72.5
France	31.1	—	31.1
United Kingdom	170.1	—	170.1
Switzerland	36.9	—	36.9
Total derivatives	310.6	—	310.6
Total securities and derivatives	$3,656.7	$4,379.9	$8,036.6

Realized Gains and Losses
The following table sets forth realized gains and losses for the periods shown:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Fixed maturity gains - sales	$50,247	$61,608	$28,034
Fixed maturity losses - sales	(4,923)	(13,897)	(18,183)
Equity securities	13,092	46,989	(49,275)
Net credit losses recognized in operations	(125,470)	—	—
Net impairment losses recognized in operations	—	(34,453)	(29,724)
Commercial mortgage loans	(151,994)	(2,263)	(2,040)
Modco trading portfolio	182,591	247,330	(185,900)
Other	(3,349)	3,231	4,088
Total realized gains (losses) - investments	$(39,806)	$308,545	$(253,000)

Derivatives related to VA contracts:
Interest rate futures	$611	$(20,012)	$(25,473)
Equity futures	108,881	5,069	(88,208)
Currency futures	(9,533)	3,095	10,275
Equity options	(29,301)	(149,700)	38,083
Currency options	—	(94)	—
Interest rate swaptions	—	—	(14)
Interest rate swaps	274,961	229,641	(45,185)
Total return swaps	(49,643)	(78,014)	77,225
Embedded derivative - GLWB	(217,613)	(107,108)	(27,761)
Funds withheld derivative	17,133	145,140	(25,541)
Total derivatives related to VA contracts	95,496	28,017	(86,599)
Derivatives related to FIA contracts:
Embedded derivative	(69,137)	(85,573)	35,397
Funds withheld derivative	(9,982)	—	—
Equity futures	(4,969)	1,717	330
Equity options	47,775	84,079	(38,885)
Other derivatives	(1,183)	—	—
Total derivatives related to FIA contracts	(37,496)	223	(3,158)
Derivatives related to IUL contracts:
Embedded derivative	3,498	(12,894)	9,062
Equity futures	(2,344)	420	261
Equity options	8,663	14,882	(6,338)
Total derivatives related to IUL contracts	9,817	2,408	2,985
Embedded derivative - Modco reinsurance treaties	(97,930)	(187,004)	166,757
Derivatives with PLC(1)	23,450	27,038	(902)
Other derivatives	15,342	(2,141)	14
Total realized gains (losses) - derivatives	8,679	(131,459)	79,097
Total realized gains (losses)	$(31,127)	$177,086	$(173,903)
(1)The Company and certain of its subsidiaries had an interest support agreement, a yearly renewable term (“YRT”) premium support agreement, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The net realized gains (losses), excluding impairments, equities, and Modco trading portfolio activity during the year ended December 31, 2020, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.
Realized losses are comprised of credit losses and actual sales of investments. These credit losses resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These credit losses are presented in the chart below:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
CMBS	$(3,598)	$—	$—
Other MBS	(1,402)	(95)	(169)
Corporate securities	(120,470)	(34,358)	(29,555)
Total	$(125,470)	$(34,453)	$(29,724)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2020, we sold securities in an unrealized loss position with a fair value of $33.8 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$8,520	25.2%	$(24)	0.5%
>90 days but <= 180 days	2,202	6.5	(208)	4.2
>180 days but <= 270 days	4,091	12.1	(67)	1.4
>270 days but <= 1 year	511	1.5	(8)	0.2
>1 year	18,492	54.7	(4,616)	93.7
Total	$33,816	100.0%	$(4,923)	100.0%
For the year ended December 31, 2020, we sold securities in an unrealized loss position with a fair value (proceeds) of $33.8 million. The loss realized on the sale of these securities was $4.9 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2020, we sold securities in an unrealized gain position with a fair value of $1.7 billion. The gain realized on the sale of these securities was $50.2 million.
For the year ended December 31, 2020, net gains of $182.6 million related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, $49.3 million of gains were realized through the sale of certain securities, which will be recovered by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $97.9 million during the year ended December 31, 2020. The losses on the embedded derivative were due treasury yields decreasing.
Realized gains and losses related to equity securities are primarily driven by changes in fair value due to market fluctuations as changes in fair value of equity securities are recorded in net income.
Realized gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the related products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products, structured annuity products, and indexed universal life products. During the year ended December 31, 2020, we experienced net realized gains on derivatives related to VA contracts of $95.5 million. These net gains on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, variations in actual sub-account fund performance compared to the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2020.
The Funds Withheld derivative associated with Shades Creek had pre-tax realized gains of $17.1 million for the year ended December 31, 2020. The Funds Withheld derivative associated with Protective Re had pre-tax realized losses of $10.0 million for the year ended December 31, 2020.
In conjunction with the Captives merger into Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, certain of the Company’s affiliates terminated interest support, YRT premium support, and portfolio maintenance agreements with PLC. The Company recognized gains of $23.5 million related to these agreements for the year ended December 31, 2020.

As part of the Captives Merger into Golden Gate, Golden Gate entered into a new portfolio maintenance agreement with PLC. The Company recognized no gains or losses on this agreement for the year ended December 31, 2020.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated gains of $15.3 million for the year ended December 31, 2020.
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
Under a revolving line of credit arrangement (the “Credit Facility”), we have the ability to borrow on an unsecured basis up to an aggregated principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2020. PLC had an outstanding balance under the Credit Facility of $190.0 million as of December 31, 2020.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2020, to fund commercial mortgage loans in the amount of $801.1 million.
Our cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2020, we held cash and short-term investments of $1.0 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Net cash (used in) provided by operating activities	$(32,549)	$119,730	$(32,988)
Net cash used in investing activities	(1,865,294)	(2,106,560)	(1,863,432)
Net cash provided by financing activities	2,307,481	2,007,182	1,868,965
Total	$409,638	$20,352	$(27,455)
For The Year Ended December 31, 2020 as compared to The Year Ended December 31, 2019
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
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $815.6 million, net of cash acquired, for the GWL&A acquisition for the year ended December 31, 2019.
Net cash provided by financing activities - Changes in cash from financing activities included $160.2 million of inflows from secured financing liabilities for the year ended December 31, 2020, as compared to $159.8 million of outflows for the year ended December 31, 2019 and $2.5 billion inflows of investment product and universal life net activity as compared to $1.3 billion in the prior year. Net repayment of non-recourse funding obligations equaled $329.9 million during the year ended December 31, 2020 which was due to the Captive Merger. Refer to Note 3, Significant Transactions for additional information. In addition, the Company received a capital contribution from its parent of $850.0 million during the year ended December 31, 2019.
The Company and certain of our subsidiaries, are members of the FHLB of Cincinnati, the FHLB of New York and the FHLB of Atlanta. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2020, we had $1.6 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of the Company and its subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for the Company and its subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452.1 million and the repurchase obligation of $437.0 million was included in our consolidated balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $824.7 million. The average daily balance was $143.2 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in our consolidated balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2020, securities with a fair value of $56.6 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2020 and 2019, the fair value of the collateral related to this program was $58.7 million and $65.5 million and we had an obligation to return $58.7 million and $65.5 million, respectively, of collateral to the securities borrowers.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend from our insurance subsidiaries in 2021 is $453.8 million.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2020, our total adjusted capital and company action level RBC were $5.6 billion and $1.1 billion, respectively, providing an RBC ratio of approximately 490%.
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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of $9.0 million on a pre-tax basis for the year ended December 31, 2020, as compared to a positive impact to our statutory surplus of $12.0 million on a pre-tax basis for the year ended December 31, 2019.
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2020, we ceded premiums to third party reinsurers amounting to $1.1 billion. In addition, we had receivables from reinsurers amounting to $4.6 billion as of December 31, 2020. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, refer to Note 13, Reinsurance to the consolidated financial statements included in this report.
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

A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: (1) remain in business with SRUS and be governed by the Rehabilitation Plan, or (2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. On January 15, 2021, the Receiver filed a draft Amended Rehabilitation Plan (“Amended Plan”) with the Court. The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remains in place. On March 16, 2021, the Receiver filed a draft Amended Plan, which contains the same proposed revisions as the draft he previously circulated on January 15, 2021. Later on March 19, 2021, the Receiver filed a proposed order asking the Court to revise the schedule to push back dates, including the deadline that the Receiver must file any modifications to the Amended Plan to May 3, 2021. A group of interested parties separately filed a Motion to Appoint a Special Master, and at the hearing on the Motion, held on March 26, 2021, the Court suspended all deadlines in the case to allow the Receiver and interested parties to meet and confer on a number of topics for 30 days. It is expected that the parties will report back to the Court on or around April 30, 2021 at which time it is likely a new scheduling order will be entered.

The Company continues to monitor SRUS and the actions of the Receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of December 31, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.
Captive Reinsurance Companies
Captive Reinsurance Company Reorganization
On October 1, 2020, as part of a corporate initiative to consolidate and simplify the Company’s reserve financing structures and reduce related financial and operational costs, Golden Gate II Captive Insurance Company (“Golden Gate II”), Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), and Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), all of which are wholly owned captive insurance company subsidiaries of the Company (collectively the “Captives”) merged with and into (the “Captive Merger”) Golden Gate.

In conjunction with the Captive Merger, Golden Gate and Steel City, LLC (“Steel City”), a wholly owned subsidiary of the Company, terminated the financing facility into which Golden Gate and Steel City had entered in 2016. This termination included redeeming the fixed maturity securities issued by Steel City to Golden Gate and the non-recourse funding obligation issued by Golden Gate to Steel City. This non-cash transaction resulted in a reduction to the carrying value of fixed maturities, at amortized cost on the balance sheet as well as a reduction to the carrying value of non-recourse funding obligations on the balance sheet of $1,858.0 million. These redemptions did not have an impact on income before taxes.

In conjunction with the Captive Merger, Golden Gate II redeemed the full outstanding principal amount of floating rate non-recourse funding obligations due July 15, 2052. These non-recourse funding obligations were previously marked to fair value in conjunction with the Merger. The redemption required the acceleration of the accretion of the discount associated with the non-recourse funding obligation. The impact of this non-cash acceleration was a $54.1 million reduction to income before taxes for the year ended December 31, 2020. Additionally, this redemption required a $329.9 million cash payment, of which $20.6 million was held by external parties and $309.3 million was held by nonconsolidated affiliates, to third parties in order to settle the outstanding principal associated with the non-recourse funding obligation. Refer to Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

Also in conjunction with the Captive Merger, Golden Gate V and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary of the Company, terminated the financing facility into which Golden Gate V and Red Mountain had entered into in 2012. This termination included redeeming the $822.3 million of fixed maturity securities issued by Red Mountain to Golden Gate V and the $806.0 million of non-recourse funding obligation issued by Golden Gate V to Red Mountain. As a result of these redemptions, the amortization of premiums recorded against the fixed maturities and non-recourse funding obligations which were previously marked to fair value in conjunction with the Merger was accelerated. The net impact of this non-cash acceleration of amortization was a $16.3 million reduction to income before taxes for the year ended December 31, 2020. This net impact was comprised of a reduction to net investment income of $72.3 million and a reduction to other operating expenses of $56.0 million.

On October 1, 2020, immediately following the Captive Merger, Golden Gate entered into a transaction with a term of 20 years, that may be extended to up to 25 years, to finance up to a maximum term of $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), an indirect wholly owned subsidiary, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). Pursuant to the XOL Agreement, in exchange for periodic fees, the Retrocessionaires assume, on an excess of loss basis, the obligation to pay (the “XOL Payments”) each quarter the lessor of a) the greater of (i) statutory reserves in excess of economic reserves and (ii) the financed amount and b) if total claims for such quarter exceed the available assets (as set forth in the XOL Agreement) of Golden Gate, the amount of such excess. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of December 31, 2020, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.58 billion.
The Company and its subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We have in prior years utilized multiple captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either through the issuance of non-recourse funding obligations by the captives or obtaining Letters of Credit from third-party financial institutions.
Our captive reinsurance company assumes business from affiliates only. Our captive is capitalized to a level we believe is sufficient to support the contractual risks and other general obligations of the captive entity. Our captive reinsurance company is a wholly owned subsidiary and is located domestically. The captive insurance company is subject to regulations in the state of domicile.
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

NAIC and state adoption of Actuarial Guideline XLVIII and the Term and Universal Life Insurance Reserve Financing Model Regulation may make the use of new captive structures in the future less capital efficient and/or lead to lower product terms and could impact the Company’s ability to engage in certain reinsurance transactions with non-affiliates.
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
During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of December 31, 2020 and 2019, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior.
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
Rating organizations also publish credit ratings for the issuers of debt securities, including PLC. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. PLC is an important source of funding for the Company, so its credit ratings may affect the Company’s liquidity. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities or products. A downgrade or other negative action by a rating organization with respect to PLC’s credit rating could limit its access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require PLC to post collateral. The rating agencies may take various actions, positive or negative, with respect to PLC’s debt ratings, including as a result of its status as a subsidiary of Dai-ichi Life.

LIABILITIES
Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.
As of December 31, 2020, we had policy liabilities and accruals of $54.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of 3.47%.
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
 As of December 31, 2020, we carried a $1.8 million liability for uncertain tax positions. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.
The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$2,733	$212	$424	$2,097	$—
Subordinated debt	177,687	3,905	7,810	7,810	158,162
Stable value products(2)	6,339,061	2,013,748	2,564,944	1,248,314	512,055
Operating leases(3)	15,280	4,398	6,292	4,214	376
Mortgage loan and investment commitments	827,846	637,324	190,522	—	—
Secured financing liabilities(4)	495,640	495,640	—	—	—
Policyholder obligations(5)	70,367,341	4,388,944	7,637,513	6,112,284	52,228,600
Total	$78,225,588	$7,544,171	$10,407,505	$7,374,719	$52,899,193
(1)Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes. The non-recourse funding obligations are associated with obligations assumed with the acquisition of MONY Life Insurance Company.
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
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of December 31, 2020 the allowance for credit losses for unfunded commitments was $22.4 million. As of January 1, 2020, the Company established an allowance for credit losses for unfunded loan commitments of $10.6 million upon adoption of ASU No. 2016-13. During the year ended December 31, 2020, the Company established an additional allowance for credit losses of $11.8 million. Refer to Note 8, Commercial Mortgage Loans, of the consolidated financial statements for more information.

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
We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through our analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into our risk management program. Refer to Note 6, Derivative Financial Instruments, to the consolidated financial statements included in this report for additional information on our financial instruments.
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
The following table sets forth the estimated fair values of our fixed maturity investments and commercial mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2020 and 2019, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2020
Fixed maturities	$66,034.5	(8.6)%
Commercial mortgage loans	10,215.0	(5.3)
2019
Fixed maturities	$60,430.3	(8.5)%
Commercial mortgage loans	9,066.9	(5.4)
Estimated fair values from the hypothetical increase in rates were derived from the durations of our fixed maturities and commercial mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and commercial mortgage loans are to changes in interest rates, they do not represent management’s view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.
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
As of December 31, 2020 and 2019, we had outstanding mortgage loan commitments of $801.1 million at an average rate of 3.91% and $757.4 million at an average rate of 3.99%, respectively, with estimated fair values of $851.6 million and $783.4 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2020 and 2019, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2020	$810.3	(4.9)%
2019	$741.4	(5.4)%
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
As of December 31, 2020, total derivative contracts with a notional amount of $38.3 billion were in a $1.4 billion net loss position. Included in the $38.3 billion is a notional amount of $4.2 billion in a $288.0 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $2.4 billion in a $66.3 million net loss position that relates to our funds withheld derivative, $4.2 billion in a $403.7 million net loss position that relates to our GLWB embedded derivatives, $4.2 billion in a $573.2 million net loss position that relates to our FIA embedded derivatives, and $356.6 million in a $201.3 million net loss position that relates to our IUL embedded derivatives, and $303.5 million in a $55.6 million net loss position that relates to our other derivatives.
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
We recognized gains of $8.7 million, losses of $131.5 million, and gains of $79.1 million related to derivative financial instruments for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates(1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2020
Futures	$1,105.3	$0.8	$14.6	$(11.8)
Receive floating pay fixed swaps	50.0	—	9.1	(10.8)
Receive fixed pay floating swaps	2,782.0	184.9	(190.8)	633.3
GLWB embedded derivative	4,161.2	(403.7)	(204.2)	(653.3)
Total	$8,098.5	$(218.0)	$(371.3)	$(42.6)

2019
Futures	$1,565.3	$(2.8)	$(9.1)	$9.9
Receive floating pay fixed swaps	400.0	—	10.0	(11.6)
Receive fixed pay floating swaps	2,228.0	98.7	(198.8)	450.6
GLWB embedded derivative	4,040.4	(186.0)	(28.8)	(387.2)
Total	$8,233.7	$(90.1)	$(226.7)	$61.7
(1)Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2020 and 2019.
(2)Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

	Notional Amount	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
			+10%	–10%
	(Dollars In Millions)
2020
Futures	$392.8	$(0.5)	$2.8	$(3.9)
Options	12,707.0	307.4	308.3	320.0
Receive floating pay asset swaps	1,000.0	(12.5)	(113.8)	88.7
Receive asset pay floating swaps	160.8	(0.2)	12.3	(9.7)
GLWB embedded derivative	4,161.2	(403.7)	(346.8)	(471.4)
FIA embedded derivative	4,224.0	(573.2)	(619.0)	(516.8)
IUL embedded derivative	356.6	(201.3)	(204.8)	(190.2)
Total	$23,002.4	$(884.0)	$(961.0)	$(783.3)

2019
Futures	$334.6	$(0.3)	$(16.3)	$15.8
Options	11,513.4	246.8	239.2	267.7
Receive floating pay asset swaps	711.7	(1.9)	(71.7)	67.9
Receive asset pay floating swaps	137.8	(0.4)	9.4	(8.0)
GLWB embedded derivative	4,040.4	(186.0)	(133.6)	(249.1)
FIA embedded derivative	2,892.8	(332.9)	(360.0)	(293.9)
IUL embedded derivative	301.6	(151.8)	(155.4)	(139.1)
Total	$19,932.3	$(426.5)	$(488.4)	$(338.7)
The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2020
Futures	$264.4	$(3.6)	$(30.4)	$23.2
Receive fixed pay fixed swaps	117.2	(10.2)	3.2	(23.5)
	$381.6	$(13.8)	$(27.2)	$(0.3)
2019
Futures	$264.9	$(1.7)	$(28.3)	$24.9
Receive fixed pay fixed swaps	117.2	(11.4)	1.0	(23.7)
	$382.1	$(13.1)	$(27.3)	$1.2

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
Our stable value contract and annuity products tend to be more sensitive to market risks than our non-annuity products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, as of December 31, 2020, $5.7 billion of our stable value contracts have no early termination rights.
As of December 31, 2020, we had $6.1 billion of stable value product account balances with an estimated fair value of $6.2 billion (using discounted cash flows) and $15.5 billion of annuity account balances with an estimated fair value of $16.1 billion (using discounted cash flows). As of December 31, 2019, we had $5.4 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows) and $14.3 billion of annuity account balances with an estimated fair value of $16.0 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
		+100 bps	–100 bps
	(Dollars In Millions)
2020
Stable value product account balances	$6,230.7	$6,088.6	$6,372.7
Annuity account balances	16,092.2	15,859.5	16,324.9

2019
Stable value product account balances	$5,551.2	$5,449.1	$5,653.3
Annuity account balances	15,973.1	15,737.3	16,209.0
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary
December 31, 2020
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$143	$2,176	$2,319
>2% - 3%	4,032	1,482	1,244	6,758
>3% - 4%	9,487	472	36	9,995
>4% - 5%	2,261	386	172	2,819
>5% - 6%	316	—	—	316
Subtotal	16,096	2,483	3,628	22,207
Fixed Annuities
1%	$273	$654	$1,975	$2,902
>1% - 2%	517	215	2,185	2,917
>2% - 3%	1,436	52	4	1,492
>3% - 4%	265	—	—	265
>4% - 5%	251	—	—	251
Subtotal	2,742	921	4,164	7,827
Total	$18,838	$3,404	$7,792	$30,034

Percentage of Total	63%	11%	26%	100%

Credit Rate Summary
December 31, 2019
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$78	$1,735	1,813
>2% - 3%	4,119	1,401	1,608	7,128
>3% - 4%	9,157	567	507	10,231
>4% - 5%	2,439	443	1	2,883
>5% - 6%	326	—	—	326
Subtotal	16,041	2,489	3,851	22,381
Fixed Annuities
1%	$225	$493	$2,020	$2,738
>1% - 2%	443	227	1,897	2,567
>2% - 3%	1,518	83	2	1,603
>3% - 4%	282	3	—	285
>4% - 5%	251	—	—	251
>5% - 6%	2	—	—	2
Subtotal	2,721	806	3,919	7,446
Total	$18,762	$3,295	$7,770	$29,827

Percentage of Total	63%	11%	26%	100%
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
The higher interest rates that have traditionally accompanied inflation could also affect our operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The fair value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of our commercial mortgage loans, and our ability to make attractive commercial mortgage loans, including participating commercial mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates. During the periods covered by this report, we believe inflation has not had a material impact on our business.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in this report for information regarding recently issued accounting standards.

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
For supplemental quarterly financial information, refer to Note 23, Consolidated Quarterly Results-Unaudited of the notes to consolidated financial statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Revenues
Gross premiums and policy fees	$4,002,941	$4,056,202	$3,656,508
Reinsurance ceded	(1,095,545)	(1,580,445)	(1,383,510)
Net premiums and policy fees	2,907,396	2,475,757	2,272,998
Net investment income	2,882,963	2,818,830	2,338,902
Realized gains (losses)	(31,127)	177,086	(173,903)
Other income	538,190	417,155	321,019
Total revenues	6,297,422	5,888,828	4,759,016
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2020 - $882,537; 2019 - $1,244,379; 2018 - $1,185,929)	4,900,537	4,256,062	3,511,252
Amortization of deferred policy acquisition costs and value of business acquired	208,472	175,653	226,066
Other operating expenses, net of reinsurance ceded: (2020 - $229,408; 2019 - $229,851; 2018 - $210,816)	774,889	773,665	774,110
Total benefits and expenses	5,883,898	5,205,380	4,511,428
Income before income tax	413,524	683,448	247,588
Income tax expense (benefit)
Current	108,856	390,314	123,624
Deferred	(37,694)	(259,850)	(69,963)
Total income tax expense	71,162	130,464	53,661
Net income	$342,362	$552,984	$193,927

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Net income	$342,362	$552,984	$193,927
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2020 - $542,406; 2019 - $753,312; 2018 - $(375,256))	2,040,482	2,833,888	(1,411,674)
Reclassification adjustment for investment amounts included in net income, net of income tax: (2020 - $16,831; 2019 - $(2,784); 2018 - $4,174)	63,315	(10,474)	15,699
Change in net unrealized gains (losses) for which a credit loss has been recognized in net income, net of income tax: (2020 - $6,446)	24,250	—	—
Change in net unrealized (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(950); 2018 - $(5,517))	—	(3,574)	(20,751)
Change in accumulated (loss) gain - derivatives, net of income tax: (2020 - $(564); 2019 - $(2,600); 2018 - $(501))	(2,122)	(9,781)	(1,884)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2020 - $651; 2019 - $479; 2018 - $301)	2,450	1,799	1,130
Total other comprehensive income (loss)	2,128,375	2,811,858	(1,417,480)
Total comprehensive income (loss)	$2,470,737	$3,364,842	$(1,223,553)

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2020 - $65,356,580; 2019 - $63,268,660; allowance for credit losses: 2020 - $22,742)	$72,239,927	$66,043,992
Fixed maturities, at amortized cost (fair value: 2019 - $3,025,790)	—	2,823,881
Equity securities, at fair value (cost: 2020 - $634,910; 2019 - $534,463)	666,977	553,720
Commercial mortgage loans, net of allowance for credit losses (2020 - $222,164; 2019 - $4,884)	10,005,562	9,379,401
Investment real estate, net of accumulated depreciation (2020 - $370; 2019 - $203)	10,153	10,321
Policy loans	1,593,394	1,675,121
Other long-term investments	3,164,180	2,479,520
Short-term investments	462,415	1,320,864
Total investments	88,142,608	84,286,820
Cash	581,390	171,752
Accrued investment income	705,650	715,388
Accounts and premiums receivable	187,245	174,202
Reinsurance receivables, net of allowance for credit losses (2020 - $94,168; 2019 - $0)	4,587,802	4,371,865
Deferred policy acquisition costs and value of business acquired	3,419,684	3,519,555
Goodwill	825,511	825,511
Other intangibles, net of accumulated amortization (2020 - $311,734; 2019 - $253,759)	540,370	583,426
Property and equipment, net of accumulated depreciation (2020 - $60,631; 2019 - $49,357)	203,999	211,745
Other assets	269,742	308,544
Assets related to separate accounts
Variable annuity	12,377,571	12,730,090
Variable universal life	1,286,570	1,135,666
Reinsurance assumed	13,324,792	11,443,105
Total assets	$126,452,934	$120,477,669

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$54,107,894	$53,943,962
Unearned premiums	781,806	794,832
Total policy liabilities and accruals	54,889,700	54,738,794
Stable value product account balances	6,056,181	5,443,752
Annuity account balances	15,477,640	14,289,907
Other policyholders’ funds	1,865,421	1,576,856
Other liabilities	5,093,372	2,977,278
Income tax payable	69,603	34,224
Deferred income taxes	1,864,180	1,371,970
Debt	604	968
Subordinated debt	110,000	110,000
Non-recourse funding obligations	2,197	3,082,753
Secured financing liabilities	495,640	335,480
Liabilities related to separate accounts
Variable annuity	12,377,571	12,730,090
Variable universal life	1,286,570	1,135,666
Reinsurance assumed	13,324,792	11,443,105
Total liabilities	112,913,471	109,270,843
Commitments and contingencies - Note 15
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2020 and 2019 - 5,000,000	5,000	5,000
Additional paid-in-capital	8,260,537	8,260,537
Retained earnings	1,737,907	1,533,645
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2020 - $942,548; 2019 - $(383,311))	3,545,775	1,441,978
Net unrealized losses on investments for which a credit loss has been recognized in earnings, net of income tax: (2020 - $(558))	(2,097)	—
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(7,004))	—	(26,347)
Accumulated loss - derivatives, net of income tax: (2020 - $(2,035); 2019 - $(2,123))	(7,661)	(7,989)
Total shareowner’s equity	13,539,463	11,206,826
Total liabilities and shareowner’s equity	$126,452,934	$120,477,669

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2017	$2	$5,000	$7,378,496	$916,971	$23,816	$8,324,285
Net income				193,927		193,927
Other comprehensive loss					(1,417,480)	(1,417,480)
Comprehensive loss						(1,223,553)
Cumulative effect adjustments				(79,433)	(10,552)	(89,985)
Prior period adjustment			32,041			32,041
Balance, December 31, 2018	$2	$5,000	$7,410,537	$1,031,465	$(1,404,216)	$7,042,788
Net income				552,984		552,984
Other comprehensive income					2,811,858	2,811,858
Comprehensive income						3,364,842
Cumulative effect adjustments				(50,804)		(50,804)
Capital contributions from parent			850,000			850,000
Balance, December 31, 2019	$2	$5,000	$8,260,537	$1,533,645	$1,407,642	$11,206,826
Net income				342,362		342,362
Other comprehensive income					2,128,375	2,128,375
Comprehensive income						2,470,737
Cumulative effect adjustments				(138,100)		(138,100)
Balance, December 31, 2020	$2	$5,000	$8,260,537	$1,737,907	$3,536,017	$13,539,463

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$342,362	$552,984	$193,927
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized losses (gains)	31,127	(177,086)	173,903
Amortization of DAC and VOBA	208,472	175,653	226,066
Capitalization of DAC	(458,702)	(407,556)	(446,594)
Depreciation and amortization expense	79,437	74,216	67,125
Deferred income tax	(37,694)	(259,850)	(69,963)
Accrued income tax	35,379	7,035	104,175
Interest credited to universal life and investment products	1,592,984	1,342,563	963,471
Policy fees assessed on universal life and investment products	(1,798,230)	(1,729,044)	(1,553,994)
Change in reinsurance receivables	134,835	304,929	315,134
Change in accrued investment income and other receivables	16,178	(45,117)	50,112
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(1,075,609)	(543,963)	(550,367)
Trading securities:
Maturities and principal reductions of investments	103,648	113,543	155,692
Sale of investments	695,009	399,288	493,141
Cost of investments acquired	(961,316)	(368,369)	(589,379)
Other net change in trading securities	22,723	(47,635)	38,346
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	382,380	319,467	308,407
Change in other liabilities	650,140	408,700	103,465
Other, net	4,328	(28)	(15,655)
Net cash (used in) provided by operating activities	(32,549)	119,730	(32,988)

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	5,002,923	1,980,966	1,189,366
Sale of investments, available-for-sale	5,960,066	4,242,259	2,573,826
Cost of investments acquired, available-for-sale	(13,135,532)	(6,421,411)	(4,865,104)
Change in investments, held-to-maturity	—	—	81,000
Commercial mortgage loans:
New lendings	(1,611,203)	(1,322,981)	(1,589,459)
Repayments	749,397	1,016,899	1,068,552
Change in investment real estate, net	168	(3,366)	978
Change in policy loans, net	81,727	64,767	51,218
Change in other long-term investments, net	132,006	(35,536)	(169,293)
Change in short-term investments, net	843,381	(594,314)	(164,384)
Net unsettled security transactions	140,785	(184,963)	13,384
Purchase of property, equipment, and intangibles	(29,012)	(33,306)	(91,972)
Payment for business acquisitions, net of cash acquired	—	(815,574)	38,456
Net cash used in investing activities	(1,865,294)	(2,106,560)	(1,863,432)
Cash flows from financing activities
Borrowings under subordinated debt	—	—	110,000
Issuance (repayment) of non-recourse funding obligations	(329,949)	—	(63,890)
Secured financing liabilities	160,160	(159,826)	(522,442)
Capital Contributions from parent	—	850,000	—
Deposits to universal life and investments contracts	6,627,210	5,183,845	5,650,100
Withdrawals from universal life and investment contracts	(4,147,043)	(3,865,961)	(3,304,415)
Other financing activities, net	(2,897)	(876)	(388)
Net cash provided by financing activities	2,307,481	2,007,182	1,868,965
Change in cash	409,638	20,352	(27,455)
Cash at beginning of period	171,752	151,400	178,855
Cash at end of period	$581,390	$171,752	$151,400

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
During 2020, the Company identified $63.2 million of certain reclassifications needed to appropriately present amounts related to reinsured vehicle service contracts. Also during 2020, the Company identified $195.0 million of certain cash flows presented in its investing and financing activities that were determined to be non-cash items. The Company determined that the reclassifications were not material to the financial statements for any period. These amounts have been corrected in the consolidated balance sheets, statements of income, and statements of cash flows for the year ended December 31, 2019.
During 2020, the Company recorded certain adjustments related to prior periods to correct errors pertaining to the calculation of policyholder reserves, reinsurance receivables, deferred acquisition costs, and other liabilities. These adjustments resulted in a decrease to benefit and settlement expenses of $7.9 million; an increase to deferred policy acquisition costs amortization expense of $3.6 million; an increase to other operating expenses, net of reinsurance ceded of $5.3 million; and an increase to realized gains of $7.5 million in the 2020 consolidated financial statements. The result of these adjustments, in total, was to increase income before income taxes by $6.5 million for the year ended December 31, 2020. The Company concluded that the adjustments were not quantitatively or qualitatively material to previously reported periods or the 2020 financial trends.
Beginning in the first quarter of 2020, the uncontained outbreak of the novel coronavirus, which causes the disease termed COVID-19, created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. While not all of the impacts of COVID-19 are identifiable or quantifiable, during the year ended December 31, 2020, there has been deterioration in actual and forecasted macroeconomic variables that has adversely impacted the fair values of certain of the Company’s investments and its allowance for credit losses on commercial mortgage loans. The Company has also recorded an increase associated with guaranteed benefits on certain of its variable annuity contracts, while realizing gains from derivatives held to hedge these guaranteed benefits. Additionally, there has been an increase in life insurance claims attributed to COVID-19.
Entities Included
The consolidated financial statements include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investments and certain derivatives fair values, the allowance for credit losses, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.
Further, certain estimates and assumptions include the direct and indirect impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations. The economic impact of the pandemic on the Company’s business depends on its severity and duration, which in turn depend on highly uncertain factors such as the nature and extent of containment efforts and the timing and efficacy of vaccines. The high level of uncertainty regarding this economic impact means that management’s estimates and assumptions, specifically those related to investments and certain derivatives fair values, the allowance for credit losses, and future policy benefits are subject to change – perhaps substantial change – as the situation develops and new information becomes available.
Significant Accounting Policies
Income Statement
Net Investment Income
Investment income is recognized when earned, net of applicable management or other fees. Investment income on fixed maturity securities includes coupon interest, amortization of any premium and accretion of any discount. Investment income on equity securities includes dividend income and preferred coupons interest.
Investment income on commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”), and other asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method used primarily for mortgage-backed and asset-backed securities of high credit quality which cannot be contractually prepaid in such a manner that we would not recover a substantial portion of the initial investment, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.
Realized gains (losses)
Realized gains (losses) - investments includes realized gains and losses from the sale of investments, changes in fair value of equity securities, net credit losses, and trading securities. Realized gains and losses on investments are calculated on the basis of specific identification on the trade date. Realized gains (losses) - derivatives includes gains and losses on free-standing and embedded derivatives.
Other Income
Other income consists primarily of advisory and administration service fees assessed on investment contract holder account values, marketing and distribution fees, rider charges associated with guaranteed benefits, distribution company revenues and other fees. In addition, any gains related to final settlements related to its acquisitions are included in other income.
Balance Sheet
Valuation of Investment Securities
The Company determines the appropriate classification of investment securities at the time of purchase and periodically re-evaluates such designations. Investment securities are classified as either trading, available-for-sale, or held-to-maturity securities. Investment securities classified as trading are recorded at fair value with changes in fair value recorded in realized gains (losses). Investment securities purchased for long term investment purposes are classified as available-for-sale and are recorded at fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). Investment securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity and are reported at amortized cost. Interest income on available-for-sale and held-to-maturity securities includes the amortization of premiums and accretion of discounts and are recorded in investment income. As of December 31, 2020, the Company no longer held any held-to-maturity securities.
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

Allowance for Credit Losses – Fixed Maturity and Structured Investments

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

For securities which the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Beginning on January 1, 2020, credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses). See, “Accounting Pronouncements Recently Adopted” below for additional information. The Company considers contractual cash flows and all known market data related to cash flows when developing its estimates of expected cash flows. The Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted but reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in realized gains (losses).

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

Prior to January 1, 2020, on quarterly basis, the Company reviewed investments with unrealized losses for indications of other than temporary impairments. In addition to the factors noted above that are analyzed to determine if impairments are the result of credit losses, the Company also previously considered the duration that the security had been in an unrealized loss position in evaluating the need for any other-than-temporary impairments. Although no set formula was used in this process, the investment performance, collateral position, and continued viability of the issuer were significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows was performed. Once a determination had been made that a specific other-than-temporary impairment existed, the security’s basis was adjusted and an other-than-temporary impairment was recognized. Other-than-temporary impairments to debt securities that the Company did not intend to sell and did not expect to be required to sell before recovering the security’s amortized cost were written down to discounted expected future cash flows (“post impairment cost”) and credit losses were recorded in realized gains (losses). The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date was recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considered all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considered all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield basis.

Variable Interest Entities

The Company held certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviewed the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”). If the entity is determined to be a VIE, the Company then performed a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performed a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, which was recorded on the balance sheet as of December 31, 2019 as fixed maturities at amortized cost.

As of December 31, 2020, the Company no longer held any held-to-maturity securities that were considered VIEs.
Derivative Financial Instruments
The Company records its derivative financial instruments at fair value in the consolidated balance sheet in other long-term investments and other liabilities. The Company designates derivatives as either a cash flow hedge which hedges the variability of cash flows specific to a recognized asset or liability or forecasted transaction; a fair value hedge, which hedges the fair value of a recognized asset or liability or unrecognized firm commitment; or a derivative that does not qualify for hedge accounting. The Company assesses the effectiveness of a hedge at its inception and subsequently on a quarterly basis. For cash flow hedges, the effective portion of their gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged item impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in realized gains (losses). For fair value hedges, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in realized gains (losses). The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in realized gains (losses). For additional information, refer to Note 6, Derivative Financial Instruments.
Commercial Mortgage Loans
The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of the allowance for credit losses (“ACL”) (or valuation allowances prior to January 1, 2020). Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

Allowance for Credit Losses – Commercial Mortgage Loans and Unfunded Commitments

Effective January 1, 2020, the ACL represents the Company’s best estimate of expected credit losses over the contractual term of the loans. The allowance for credit losses for unfunded loan commitments is recognized as a component of other liabilities on the consolidated condensed balance sheet. Changes in the allowance for credit losses for both funded and unfunded commercial mortgage loans are recognized in realized gains (losses).

The Company uses a loan-level probability of default (“PD”) and loss given default (“LGD”) model to calculate the allowance for credit losses for substantially all of its commercial mortgage loans and unfunded loan commitments. Guidance in FASB ASC Topic 326-20 - Credit Losses requires collective assessment of financial assets with similar risk characteristics.

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

The CML Model incorporates both current conditions and reasonable and supportable forecasts when estimating the PD and LGD values that are used as the basis for calculating expected losses. Current conditions are incorporated by considering market-specific information, such as vacancy rates and property prices, to reflect the current position in the market cycle. To incorporate reasonable and supportable forecasts, loan-level risk parameters produced by the CML Model are conditioned by multiple probability-weighted macroeconomic forecast scenarios. CML Model results are also subject to adjustments based on other qualitative considerations to reflect management’s best estimate of the impact of future events and circumstances on the ACL.

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

Certain loans which meet the definition of collateral dependent are identified as part of the Company’s ongoing loan surveillance process. Loans are considered to be collateral dependent if foreclosure is deemed probable, or if a borrower is in financial difficulty and repayment is expected to be provided substantially through the operation or sale of the underlying collateral. The ACL for loans identified as collateral dependent is measured based on the fair value of the underlying collateral, less costs to sell.

The Company presents accrued interest receivable separately from other components of the amortized cost basis of its commercial mortgage loans and has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. In each scenario, accrued income is reversed through investment income. Refer to Note 8, Commercial Mortgage Loans, for additional information.

Prior to January 1, 2020, the Company calculated a valuation allowance based on the analysis of specific loans that were believed to have a higher risk of credit impairment consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Due to the Company’s loss experience and nature of the loan portfolio, the Company believed that a collectively evaluated allowance would be inappropriate. Since the Company used the specific identification method for calculating the allowance, it was necessary to review the economic situation of each borrower to determine those that had higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assessed the risk of each loan. When issues were identified, the severity of the issues was assessed and reviewed for possible credit impairment. If a loss was deemed probable, an expected loss calculation was performed and an allowance was established for that loan based on the expected loss. The expected loss was calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan could be subsequently charged off at such point that the Company no longer expected to receive cash payments, the present value of future expected payments of the renegotiated loan was less than the current principal balance, or at such time that the Company was party to foreclosure or bankruptcy proceedings associated with the borrower and did not expect to recover the principal balance of the loan.

Short-term Investments
Short-term investments primarily consist of highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase. These securities and investments are generally carried at fair value or amortized cost that approximates fair value.
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $184.7 million and $183.7 million as of December 31, 2020 and 2019, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
Policy Loans

Policy loans are stated at unpaid principal balances. Interest income is recorded as earned using the contractual interest rate. Generally, accrued interest is capitalized on the policy’s anniversary date. Any unpaid principal and accrued interest is deducted from the cash surrender value or the death benefit prior to settlement of the insurance policy.
Deferred Policy Acquisition Costs (“DAC”)
The incremental direct costs associated with successfully acquired insurance policies are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting and certain other costs that are directly related to the successful acquisition of traditional life and health insurance, credit insurance, universal life insurance, and investment products. DAC is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.00% to 6.85%) the Company expects to experience in future periods when determining the present value of estimated gross profits (“EGPs”). These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, DAC is also impacted by unrealized investment gains (losses) which would have been recognized if such gains and losses had been realized. The Company includes the impact of these credits or charges, net of tax, in accumulated other comprehensive income (“AOCI”).
Value of Businesses Acquired (“VOBA”)
In conjunction with the Merger and the acquisition of insurance policies or investment contracts, a portion of the purchase price is allocated to the right to receive future gross profits from cash flows and earnings of associated insurance policies and investment contracts. This intangible asset, called VOBA, is based on the actuarially estimated present value of future cash flows from associated insurance policies and investment contracts acquired. The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company believes to be those of a market participant. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY Life Insurance Company (“MONY”) block. For interest sensitive products, the Company uses various amortization bases including EGPs, revenues, account values, or insurance in-force. VOBA is subject to annual recoverability testing.
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

Other Intangible Assets
Other intangible assets with definite lives are amortized over the estimated useful life of the asset and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Amortizable intangible assets primarily consist of distribution relationships, trade names, technology, and software. Intangible assets with indefinite lives, primarily insurance licenses, are not amortized, but are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Software is generally amortized over a three - five year useful life.
Other intangible assets recognized by the Company included the following:

	As of December 31,		Estimated
	2020	2019	Useful Life
	(Dollars In Thousands)		(In Years)
Distribution relationships	$340,056	$366,423	14-22
Trade names	65,207	71,918	13-17
Technology	70,913	85,454	7-14
Other	32,194	27,631
Total intangible assets subject to amortization	508,370	551,426

Insurance licenses	32,000	32,000	Indefinite
Total other intangible assets	$540,370	$583,426
Identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.
Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Thousands)
2021	$56,505
2022	52,965
2023	49,350
2024	45,406
2025	42,114
Property and Equipment
The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s home office is depreciated over 25 years, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and computers are depreciated over a four year useful life. Land is not depreciated. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.
In 2019, the Company adopted Accounting Standards Update (“ASU” or “Update”) No. 2016-02 - Leases which addressed certain aspects of recognition, measurement, presentation, and disclosure of leases. The Update required all leases with terms greater than 12 months to be recorded on the balance sheet in the form of a lease asset and liability. The Company recorded a cumulative effect adjustment as of the date of adoption, January 1, 2019, establishing a right of use asset and lease liability of $18.2 million on its consolidated balance sheet reflected in the property and equipment and other liabilities line items, respectively.

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Home office building	$159,049	$153,456
Data processing equipment	35,792	37,303
Capital leases	25,218	24,941
Other, principally furniture and equipment	19,651	20,482
Total property and equipment subject to depreciation	239,710	236,182
Accumulated depreciation	(60,631)	(49,357)
Land	24,920	24,920
Total property and equipment	$203,999	$211,745
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
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2020 and 2019, the Company had $4,032.4 million and $3,876.6 million, respectively, of stable value product account balances marketed through structured programs. Most of the Company’s outstanding GICs and funding agreements have maturities of one to twelve years.
As of December 31, 2020, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2021	$1,919.4
2022 - 2023	2,443.2
2024 - 2025	1,211.9
Thereafter	481.7

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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company reinsures certain risks associated with the GLWB to Shades Creek Captive Insurance (“Shades Creek”), a direct wholly owned insurance subsidiary of PLC. As of December 31, 2020 and 2019, the Company’s net GLWB liability held, including the impact of reinsurance, was $403.7 million and $186.0 million, respectively.
Goodwill
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of the Company’s reporting units below its carrying amount. Accounting for goodwill requires an estimate of the future profitability of the associated lines of business within the Company’s reporting units to assess the recoverability of the capitalized goodwill. The Company’s material goodwill balances are attributable to certain of its reportable segments. Each of the Company’s reportable segments are considered separate reporting units, with the exception of the Retail Life and Annuity segment. This reportable segment contains the Protection and Retirement divisions which are considered separate reporting units. The Company evaluates the carrying value of goodwill at the reporting units level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that a reporting unit’s goodwill balances is impaired as of the testing date. If the qualitative analysis does not indicate that an impairment of a reporting unit’s goodwill is more likely than not then no other specific quantitative impairment testing is required.
If it is determined that it is more likely than not that impairment exists, the Company performs a quantitative assessment and compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting unit in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions.

Income Taxes
The Company's income tax returns are included in PLC's consolidated U.S. income tax return.

The Company uses the asset and liability method of accounting for income taxes. Generally, most items in pretax book income are also included in taxable income in the same year. However, some items are recognized for book purposes and for tax purposes in different years or are never recognized for either book or tax purposes. Those differences that will never be recognized for either book or tax purposes are permanent differences (e.g., investment income not subject to tax). As a result, the effective tax rate reflected in the financial statements may differ from the statutory rate reflected in the tax return. Those differences that are reported in different years for book and tax purposes are temporary and will reverse over time (e.g., the valuation of future policy benefits). These temporary differences are accounted for in the intervening periods as deferred tax assets and liabilities. Deferred tax assets generally represent revenue that is taxable before it is recognized in financial income and expenses that are deductible after they are recognized in financial income. Deferred tax liabilities generally represent revenues that are taxable after they are recognized in financial income or expenses or losses that are deductible before they are recognized in financial income. Components of AOCI are presented net of tax, and it is the Company’s policy to use the aggregate portfolio approach to clear the disproportionate tax effects that remain in AOCI as a result of tax rate changes and certain other events. Under the aggregate portfolio approach, disproportionate tax effects are cleared only when the portfolio of investments that gave rise to the deferred tax item is sold or otherwise disposed of in its entirety.

The Company evaluates the recoverability of the Company’s deferred tax assets and establish a valuation allowance, if necessary, to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. The Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step for the tax positions that meet the more likely than not criteria is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations expires. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, the statute of limitations does not close until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. Refer to Note 18, Income Taxes, for additional information regarding income taxes.

Policyholder Liabilities, Revenues, and Benefits Expense
Future Policy Benefits and Claims
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
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2020, range from approximately 2.50% to 5.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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
Universal Life and Investment Products
Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.19% to 8.75% in 2020.
The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under FASB ASC Topic 815 - Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued through 2009. These products are no longer being marketed. The future changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 5, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in realized gains (losses). For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 5, Fair Value of Financial Instruments. The host contract is accounted for as a universal life (“UL”) type insurance contract in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company has not elected to value these indexed universal life (“IUL”) products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in realized gains (losses). For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 5, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accrued interest and benefit claims incurred during the period.
The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical to those noted above for universal life and investment products except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of the Company’s GMDB is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. The Company reinsures certain risks associated with the GMDB to Shades Creek. As of December 31, 2020 and 2019, the GMDB reserve, including the impact of reinsurance, was $34.1 million and $37.7 million.
Annuity Account Balances and Other Policyholders’ Funds
Annuity account balances consists of the fixed account value of deferred annuities and the host contract value of indexed annuities. Other policyholders’ funds consists of immediate benefit accounts and supplementary contracts without life contingencies.
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
The Company determines its “cost of reinsurance” to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances). As noted within ASC 944, Financial Services—Insurance Topic, “The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized.” The Company’s policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized. For the Company’s long-duration contracts, it is the Company’s practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company’s practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized. In some cases reinsurance allowances allocable to the current period may exceed non-deferred direct costs, which may cause net other operating expenses (related to specific contracts) to be negative.
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
Allowance for Credit Losses - Reinsurance Receivables
Effective January 1, 2020, in accordance with FASB ASC Topic 326-20, the Company establishes an allowance for current expected credit losses related to amounts receivable from reinsurers (the “Reinsurance ACL”). Changes in the Reinsurance ACL are recognized as a component of benefits and settlement expenses. The Reinsurance ACL is remeasured on a quarterly basis using an internally developed PD and LGD model. Key inputs to the calculation are a conditional probability of insurer liquidation by issuer credit rating and exposure at default derived from a runoff projection of ceded reserves by reinsurer to forecast future loss amounts. Management’s position is that the rate of return implicit in the financial asset (i.e. the ceded reserves) is associated with the discount rate used to value the underlying insurance reserves; that is, the rate of return on the asset portfolio(s) supporting the reserves. For reinsurance receivable exposures that do not share similar risk characteristics with other receivables, including those associated with counterparties that have experienced significant credit deterioration, the Company measures the allowance for credit losses individually, based on facts and circumstances associated with the specific reinsurer or transaction.
The Reinsurance ACL was $96.0 million as of January 1, 2020 upon adoption of ASU No. 2016-13 - Credit Losses. As of December 31, 2020, the Reinsurance ACL was $94.2 million. There were no write-offs or recoveries during the year ended December 31, 2020.
The Company had total reinsurance receivables of $4.6 billion as of December 31, 2020, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented approximately 10% of total reinsurance receivables as of December 31, 2020. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of December 31, 2020, 71% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best, 76% were rated A+ or better, 14% were rated A, and 10% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.
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
Amortization of DAC and VOBA reflects the amortization of capitalized reinsurance allowances representing recovery of acquisition costs. Ceded amortization decreases reinsurance cost.

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
Accounting Pronouncements Recently Adopted
ASU No. 2016-13 - Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this Update introduce a new current expected credit loss (“CECL”) model for certain financial assets, including commercial mortgage loans and reinsurance receivables. For assets within the scope of the new model, an entity will recognize as an allowance against earnings its estimate of the contractual cash flows not expected to be collected on day one of the asset’s acquisition. The allowance may be reversed through earnings if a security recovers in value. This differs from the current impairment model, which requires recognition of credit losses when they have been incurred and recognizes a security’s subsequent recovery in value in other comprehensive income. The Update also makes targeted changes to the current impairment model for available-for-sale (“AFS”) debt securities, which comprise the majority of the Company’s invested assets. Similar to the CECL model, credit loss impairments will be recorded in an allowance against earnings that may be reversed for subsequent recoveries in value. The amendments in this Update, along with related amendments in ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-11 - Codification Improvements to Topic 326, Financial Instruments-Credit Losses, collectively ASC Topic 326, were effective for annual and interim periods beginning after December 15, 2019 on a modified retrospective basis. A vendor-provided credit loss model is utilized to measure the allowance for the majority of the Company’s commercial mortgage loans and unfunded commercial mortgage loan commitments, and the Company utilizes an internally-developed model to measure the allowance for amounts recoverable from reinsurers. The Company applied the revisions in the Update through a cumulative effect adjustment to retained earnings as of January 1, 2020. The cumulative effect adjustment resulted in a decrease in retained earnings of $138.1 million, net of the impact to deferred taxes, DAC, VOBA and other items. The Company continues to apply the previous guidance to 2019 and prior periods.
Accounting Pronouncements Not Yet Adopted
ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. In November 2020, FASB issued ASU No. 2020-11 - Financial Services - Insurance (Topic 944); Effective Date and Early Application which deferred the effective date to periods beginning after December 15, 2023. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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

3.     SIGNIFICANT TRANSACTIONS
Captive Merger
On October 1, 2020, as part of a corporate initiative to consolidate and simplify PLC’s reserve financing structures and reduce related financial and operational costs, Golden Gate II Captive Insurance Company (“Golden Gate II”), Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), and Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), all of which are wholly owned captive insurance company subsidiaries of the Company (collectively the “Captives”) merged with and into (the “Captive Merger”) Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company.
In conjunction with the Captive Merger, Golden Gate and Steel City, LLC (“Steel City”), a wholly owned subsidiary of PLC, terminated the financing facility into which Golden Gate and Steel City had entered in 2016. This termination included redeeming the fixed maturity securities issued by Steel City to Golden Gate and the non-recourse funding obligation issued by Golden Gate to Steel City. This non cash transaction resulted in a reduction to the carrying value of fixed maturities, at amortized cost on the balance sheet as well as a reduction to the carrying value of non-recourse funding obligations on the balance sheet of $1,858.0 million. These redemptions did not have an impact on income before taxes. Refer to Note 4, Investment Operations and Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

In conjunction with the Captive Merger, Golden Gate II redeemed the full outstanding principal amount of floating rate non-recourse funding obligations due July 15, 2052. These non-recourse funding obligations were previously marked to fair value in conjunction with the Merger. The redemption required the acceleration of the accretion of the discount associated with the non-recourse funding obligation. The impact of this non-cash acceleration was a $54.1 million reduction to income before taxes for the year ended December 31, 2020. Additionally, this redemption required a $329.9 million cash payment, of which $20.6 million was held by external parties and $309.3 million was held by nonconsolidated affiliates, to third parties in order to settle the outstanding principal associated with the non-recourse funding obligation. Refer to Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

Also in conjunction with the Captive Merger, Golden Gate V and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary of the Company, terminated the financing facility into which Golden Gate V and Red Mountain had entered into in 2012. This termination included redeeming the $822.3 million of fixed maturity securities issued by Red Mountain to Golden Gate V and the $806.0 million of non-recourse funding obligation issued by Golden Gate V to Red Mountain. As a result of these redemptions, the amortization of premiums recorded against the fixed maturities and non-recourse funding obligations which were previously marked to fair value in conjunction with the Merger was accelerated. The net impact of this non-cash acceleration of amortization was a $16.3 million reduction to income before taxes for the year ended December 31, 2020. This net impact was comprised of a reduction to net investment income of $72.3 million and a reduction to other operating expenses of $56.0 million. Refer to Note 4, Investment Operations and Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

Also in conjunction with the Captive Merger, the interest support and YRT premium support agreements that were entered into with PLC by certain of the Company’s affiliates were terminated. As discussed in Note 5, Fair Value of Financial Instruments, these agreements met the definition of a derivative financial instrument and were accounted for at fair value in the consolidated financial statements. PLC settled its obligation under these agreements during the fourth quarter of 2020 and made a payment of $134.8 million to Golden Gate.

On October 1, 2020, immediately following the Captive Merger, Golden Gate entered into a transaction with a term of 20 years, that may be extended to up to 25 years, to finance up to a maximum term of $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), an indirect wholly owned subsidiary, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). Pursuant to the XOL Agreement, in exchange for periodic fees, the Retrocessionaires assume, on an excess of loss basis, the obligation to pay (the “XOL Payments”) each quarter the lessor of a) the greater of (i) statutory reserves in excess of economic reserves and (ii) the financed amount and b) if total claims for such quarter exceed the available assets (as set forth in the XOL Agreement) of Golden Gate, the amount of such excess. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of December 31, 2020, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.58 billion.

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
On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the GWL&A Closing was $765.7 million. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. On October 30, 2020, the Company reached a final settlement on all of the remaining pending items from the closing balance sheet. As the one year purchase price measurement period had concluded, the Company recognized $94.4 million in other income during the quarter ended December 31, 2020 related to the final settlement. Of the $94.4 million, $24.1 million was a cash settlement and $70.3 million resulted from reserve adjustments. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by the Company.
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

	Unaudited
	For The Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Revenue	$6,322,962	$5,592,419
Net income	$570,079	$253,238

4.      INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Fixed maturities	$2,475,295	$2,465,902	$2,043,183
Equity securities	24,492	30,647	35,282
Commercial mortgage loans	442,752	388,656	322,206
Investment real estate	989	1,045	1,778
Short-term investments	137,943	118,172	103,676
	3,081,471	3,004,422	2,506,125
Investment expenses	198,508	185,592	167,223
Net investment income	$2,882,963	$2,818,830	$2,338,902
Net realized gains (losses) are summarized as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Fixed maturities	$45,324	$47,711	$9,851
Equity securities	13,092	46,989	(49,275)
Modco trading portfolio	182,591	247,330	(185,900)
Net credit losses recognized in operations(1)	(125,470)	—	—
Net impairment losses recognized in operations(2)	—	(34,453)	(29,724)
Commercial mortgage loans	(151,994)	(2,263)	(2,040)
Other investments	(3,349)	3,231	4,088
Realized gains (losses) - investments	(39,806)	308,545	(253,000)
Realized gains (losses) - derivatives(3)	8,679	(131,459)	79,097
Realized gains (losses)	$(31,127)	$177,086	$(173,903)

(1) Represents net credit losses recognized under FASB ASC 326
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 320
(3) Refer to Note 6, Derivative Financial Instruments
Gross realized gains and gross realized losses on investments available-for-sale (fixed maturities and short-term investments) are as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Gross realized gains	$50,247	$61,608	$28,034
Gross realized losses:
Credit losses(1)	$(125,470)	$—	$—
Impairment losses(2)	$—	$(34,453)	$(29,724)
Other realized losses	$(4,923)	$(13,897)	$(18,183)

(1) Represents net credit losses recognized under FASB ASC 326
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 320

The chart below summarizes the fair value proceeds and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Securities in an unrealized gain position:
Fair value proceeds	$1,713,162	$2,511,764	$1,291,826
Gains realized	$50,247	$61,608	$28,034

Securities in an unrealized loss position:
Fair value proceeds	$33,816	$542,733	$472,371
Losses realized	$(4,923)	$(13,897)	$(18,183)

The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Net gains (losses) recognized during the period on equity securities still held	$12,810	$50,214	$(43,110)
Net gains (losses) recognized on equity securities sold during the period	282	(3,225)	(6,165)
Net gains (losses) recognized during the period on equity securities	$13,092	$46,989	$(49,275)

The amortized cost, gross unrealized gains, losses, allowance for expected credit losses, and fair value of the Company’s investments classified as available-for-sale are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Thousands)
As of December 31, 2020
Fixed maturities:(1)
Residential mortgage-backed securities	$6,501,358	$158,468	$(1,235)	$—	$6,658,591
Commercial mortgage-backed securities	2,403,218	126,871	(19,707)	(3,598)	2,506,784
Other asset-backed securities	1,546,204	40,368	(6,714)	(1,402)	1,578,456
U.S. government-related securities	1,341,599	26,110	(1,701)	—	1,366,008
Other government-related securities	621,247	95,743	(997)	—	715,993
States, municipals, and political subdivisions	3,900,517	519,227	(749)	—	4,418,995
Corporate securities	45,997,229	6,058,681	(99,415)	(17,742)	51,938,753
Redeemable preferred stocks	182,840	11,139	—	—	193,979
	62,494,212	7,036,607	(130,518)	(22,742)	69,377,559
Short-term investments	386,265	—	—	—	386,265
	$62,880,477	$7,036,607	$(130,518)	$(22,742)	$69,763,824

(1) Included in the total above, as of December 31, 2020, the Company had public utility securities that had an amortized cost and fair value of $6.3 billion and $7.0 billion, respectively and foreign government securities that had an amortized cost and fair value of $555.6 million and $642.8 million, respectively.

As of December 31, 2019
Fixed maturities:(2)
Residential mortgage-backed securities	$5,812,170	$125,493	$(6,322)	$—	$5,931,341
Commercial mortgage-backed securities	2,588,575	54,385	(3,292)	—	2,639,668
Other asset-backed securities	1,764,120	32,041	(14,926)	—	1,781,235
U.S. government-related securities	1,032,048	5,664	(5,316)	—	1,032,396
Other government-related securities	548,136	51,024	(1,991)	—	597,169
States, municipals, and political subdivisions	4,415,008	225,072	(1,230)	—	4,638,850
Corporate securities	44,493,799	2,603,636	(288,334)	—	46,809,101
Redeemable preferred stocks	87,237	3,677	(4,249)	—	86,665
	60,741,093	3,100,992	(325,660)	—	63,516,425
Short-term investments	1,229,651	—	—	—	1,229,651
	$61,970,744	$3,100,992	$(325,660)	$—	$64,746,076

(2) Included in the total above, as of December 31, 2019, the Company had public utility securities that had an amortized cost and fair value of $6.3 billion and $6.5 billion, respectively and foreign government securities that had an amortized cost and fair value of $483.8 million and $528.4 million, respectively.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Fixed maturities:(1)
Residential mortgage-backed securities	$209,240	$209,521
Commercial mortgage-backed securities	214,107	201,284
Other asset-backed securities	162,641	143,361
U.S. government-related securities	91,288	47,067
Other government-related securities	30,060	28,775
States, municipals, and political subdivisions	281,803	293,791
Corporate securities	1,860,273	1,590,936
Redeemable preferred stocks	12,956	12,832
	2,862,368	2,527,567
Equity securities	19,627	6,656
Short-term investments	76,150	91,213
	$2,958,145	$2,625,436

(1) Included in the total above, as of December 31, 2020, the Company had public utility and foreign government securities that had a fair value of $144.1 million and $30.1 million, respectively and as of December 31, 2019, the Company had public utility and foreign government securities that had a fair value of $111.2 million and $28.8 million, respectively.

The amortized cost and fair value of available-for-sale fixed maturities as of December 31, 2020, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale
	Amortized Cost	Fair Value
	(Dollars In Thousands)
Due in one year or less	$2,307,167	$2,315,529
Due after one year through five years	12,633,015	13,265,798
Due after five years through ten years	13,900,080	15,225,192
Due after ten years	33,653,950	38,571,040
	$62,494,212	$69,377,559
The following chart is a rollforward of the available-for-sale allowance for expected credit losses on fixed maturities held by the Company:

	For The Year Ended December 31, 2020
	Corporate Securities	CMBS	ABS	Total
	(Dollars In Thousands)
Beginning balance	$—	$—	$—	$—
Additions for securities for which allowance was not previously recorded	62,442	3,598	658	66,698
Adjustments on previously recorded allowances due to change in expected cash flows	19,887	—	770	20,657
Reductions on previously recorded allowances due to disposal of security in the current period	(969)	—	(26)	(995)
Write-offs of previously recorded allowances due to intent or requirement to sell	(63,618)	—	—	(63,618)
Ending balance	$17,742	$3,598	$1,402	$22,742

The following chart is a rollforward of the available-for-sale credit losses on fixed maturities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

	For The Year Ended December 31,
	2019	2018
	(Dollars In Thousands)
Beginning balance	$24,868	$3,268
Additions for newly impaired securities	30,299	24,858
Additions for previously impaired securities	3,553	12
Reductions on previously impaired securities due to a change in expected cash flows	(21,332)	—
Reductions for previously impaired securities that were sold in the current period	(7,294)	(3,270)
Ending balance	$30,094	$24,868
The following table includes the gross unrealized losses for which an allowance for credit losses has not been recorded and fair value of the Company’s AFS fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$386,013	$(935)	$9,096	$(300)	$395,109	$(1,235)
Commercial mortgage-backed securities	262,752	(15,623)	30,239	(4,084)	292,991	(19,707)
Other asset-backed securities	146,141	(1,920)	326,132	(4,794)	472,273	(6,714)
U.S. government-related securities	162,293	(1,678)	736	(23)	163,029	(1,701)
Other government-related securities	18,622	(438)	6,975	(559)	25,597	(997)
States, municipalities, and political subdivisions	32,169	(692)	4,876	(57)	37,045	(749)
Corporate securities	1,058,838	(33,291)	726,481	(66,124)	1,785,319	(99,415)
Redeemable preferred stocks	—	—	—	—	—	—
	$2,066,828	$(54,577)	$1,104,535	$(75,941)	$3,171,363	$(130,518)
CMBS had gross unrealized losses greater than twelve months of $4.1 million, as of December 31, 2020. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $4.8 million as of December 31, 2020. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The corporate securities category has gross unrealized losses greater than twelve months of $66.1 million as of December 31, 2020, excluding losses of $17.7 million that were considered credit related. The overall deterioration in the macroeconomic environment as a result of the impact of COVID-19 as well as the continued pressure on commodity prices has negatively affected the values of certain of our investments. The largest impacts have been in the oil & gas, real estate, and consumer and retail industries. For the year ended December 31, 2020, we have recognized $125.5 million of impairments for the Company which primarily reflect declines in the value of certain oil and gas securities.
As of December 31, 2020, the Company had a total of 429 positions that were in an unrealized loss position, including 7 positions for which an allowance for expected credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover, and the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
As of December 31, 2020, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $2.6 billion and had an amortized cost of $2.5 billion. In addition, included in the Company’s trading portfolio, the Company held $140.4 million of securities which were rated below investment grade. The Company held $493.2 million of the below investment grade securities that were not publicly traded.
The change in unrealized gains (losses), excluding the allowance for expected credit losses, net of income tax, on fixed maturities classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Fixed maturities	$3,263,298	$4,210,114	$(2,032,573)

The Company’s held-to-maturity securities were issued by affiliates of the Company which were considered VIEs. The Company is not the primary beneficiary of these entities and thus the securities were not eliminated in consolidation. These securities were collateralized by non-recourse funding obligations issued by captive insurance companies that were affiliates of the Company. As of December 31, 2020, the Company no longer held any held-to-maturity securities. Refer to Note 3, Significant Transactions for additional information on Red Mountain, LLC and Steel City, LLC.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of December 31, 2019, is as follows:

	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2019
	(Dollars In Thousands)
Fixed maturities:
Securities issued by affiliates:
Red Mountain LLC	$795,881	$81,022	$—	$876,903
Steel City LLC	2,028,000	120,887	—	2,148,887
	$2,823,881	$201,909	$—	$3,025,790
During the years ended December 31, 2019 and 2018, the Company recorded no credit losses on held-to-maturity securities.
The Company held $28.3 million and $155.1 million of non-income producing securities for the years ended December 31, 2020 and 2019, respectively.

Included in the Company’s invested assets are $1.6 billion and $1.7 billion of policy loans as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the interest rates on standard policy loans range from 3.0% to 8.0% and the collateral loans on life insurance policies have an interest rate of 13.64%.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$6,658,591	$—	$6,658,591
Commercial mortgage-backed securities	4	—	2,474,359	32,425	2,506,784
Other asset-backed securities	4	—	1,143,780	434,676	1,578,456
U.S. government-related securities	4	865,586	500,422	—	1,366,008
State, municipalities, and political subdivisions	4	—	4,418,995	—	4,418,995
Other government-related securities	4	—	715,993	—	715,993
Corporate securities	4	—	50,506,935	1,431,818	51,938,753
Redeemable preferred stocks	4	124,788	69,191	—	193,979
Total fixed maturity securities - AFS		990,374	66,488,266	1,898,919	69,377,559
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209,240	—	209,240
Commercial mortgage-backed securities	3	—	214,107	—	214,107
Other asset-backed securities	3	—	91,241	71,400	162,641
U.S. government-related securities	3	79,196	12,092	—	91,288
State, municipalities, and political subdivisions	3	—	281,803	—	281,803
Other government-related securities	3	—	30,060	—	30,060
Corporate securities	3	—	1,842,513	17,760	1,860,273
Redeemable preferred stocks	3	12,956	—	—	12,956
Total fixed maturity securities - trading		92,152	2,681,056	89,160	2,862,368
Total fixed maturity securities		1,082,526	69,169,322	1,988,079	72,239,927
Equity securities	3	565,750	—	101,227	666,977
Other long-term investments (1)	3&4	51,736	1,285,674	221,995	1,559,405
Short-term investments	3	403,745	58,670	—	462,415
Total investments		2,103,757	70,513,666	2,311,301	74,928,724
Cash	3	581,390	—	—	581,390
Assets related to separate accounts
Variable annuity	3	12,377,571	—	—	12,377,571
Variable universal life	3	1,286,570	—	—	1,286,570
Total assets measured at fair value on a recurring basis		$16,349,288	$70,513,666	$2,311,301	$89,174,255

Liabilities:
Annuity account balances(2)	3	$—	$—	$66,973	$66,973
Other liabilities(1)	3&4	13,819	923,805	1,743,827	2,681,451
Total liabilities measured at fair value on a recurring basis		$13,819	$923,805	$1,810,800	$2,748,424
(1)Includes certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
(3)Fair Value through Net Income.
(4)Fair Value through Other Comprehensive Income.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Thousands)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$5,931,341	$—	$5,931,341
Commercial mortgage-backed securities	4	—	2,629,639	10,029	2,639,668
Other asset-backed securities	4	—	1,360,016	421,219	1,781,235
U.S. government-related securities	4	662,581	369,815	—	1,032,396
State, municipalities, and political subdivisions	4	—	4,638,850	—	4,638,850
Other government-related securities	4	—	597,169	—	597,169
Corporate securities	4	—	45,435,387	1,373,714	46,809,101
Redeemable preferred stocks	4	69,976	16,689	—	86,665
Total fixed maturity securities - AFS		732,557	60,978,906	1,804,962	63,516,425
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209,521	—	209,521
Commercial mortgage-backed securities	3	—	201,284	—	201,284
Other asset-backed securities	3	—	77,954	65,407	143,361
U.S. government-related securities	3	24,810	22,257	—	47,067
State, municipalities, and political subdivisions	3	—	293,791	—	293,791
Other government-related securities	3	—	28,775	—	28,775
Corporate securities	3	—	1,579,565	11,371	1,590,936
Redeemable preferred stocks	3	12,832	—	—	12,832
Total fixed maturity securities - trading		37,642	2,413,147	76,778	2,527,567
Total fixed maturity securities		770,199	63,392,053	1,881,740	66,043,992
Equity securities	3	480,750	—	72,970	553,720
Other long-term investments (1)	3&4	52,225	733,425	209,843	995,493
Short-term investments	3	1,255,384	65,480	—	1,320,864
Total investments		2,558,558	64,190,958	2,164,553	68,914,069
Cash	3	171,752	—	—	171,752
Assets related to separate accounts
Variable annuity	3	12,730,090	—	—	12,730,090
Variable universal life	3	1,135,666	—	—	1,135,666
Total assets measured at fair value on a recurring basis		$16,596,066	$64,190,958	$2,164,553	$82,951,577

Liabilities:
Annuity account balances (2)	3	$—	$—	$69,728	$69,728
Other liabilities (1)	3&4	19,561	509,645	1,017,972	1,547,178
Total liabilities measured at fair value on a recurring basis		$19,561	$509,645	$1,087,700	$1,616,906
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
 The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 92.8% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the years ended December 31, 2020 and 2019.
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
Asset-Backed Securities
This category mainly consists of RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2020, the Company held $10.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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
As of December 31, 2020, the Company held $538.5 million of Level 3 ABS, which included $467.1 million of other asset-backed securities classified as available-for-sale and $71.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2020, the Company classified $58.4 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2020, the Company classified $1.4 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2020, the Company held $101.2 million of equity securities classified as Level 3. Of this total, $89.9 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2020, 81.7% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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
Embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company’s consolidated balance sheet. The changes in fair value of embedded derivatives are recorded as realized gains (losses). Refer to Note 6, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
The fair value of the GLWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near- term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the Ruark 2015 ALB table with attained age factors varying from 88% - 100% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). For expected lapse and utilization, assumptions are used and updated for actual experience, as necessary, using an internal predictive model developed by the Company. As a result of using significant unobservable inputs, the GLWB embedded derivative is categorized as Level 3. Policyholder assumptions are reviewed on an annual basis.
The balance of the FIA embedded derivative is impacted by policyholder cash flows associated with the FIA product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 2015 Ruark ALB mortality table, with attained age factors varying from 88% - 100% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the SOA 2015 VBT Primary Tables, with attained age factors varying from 36% - 161% based on company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. Funds withheld arrangements related to such agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in realized gains (losses). The fair value of embedded derivatives related to funds withheld under modified coinsurance agreements are a function of the unrealized gains or losses on the underlying assets and are calculated in a manner consistent with the terms of the agreements. The investments supporting certain of these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in realized gains (losses). The fair value of embedded derivatives is estimated based on market standard valuation methodology and is considered a Level 3 valuation.
In conjunction with the Captive Merger, PLC terminated its interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with Golden Gate, Golden Gate II, Golden Gate V, and WCL. The interest support agreement provided that PLC would make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios fell below a calculated investment income amount as defined in the interest support agreement, the YRT premium support agreements provided that PLC would make payments to Golden Gate and Golden Gate II in the event that YRT premium rates increased, and the portfolio maintenance agreements provided that PLC would make payments to Golden Gate, Golden Gate V, and WCL in the event of other-than-temporary impairments on investments that exceeded defined thresholds. The Company recognized $23.5 million of gains on these agreements for the year ended December 31, 2020.
As part of the Captive Merger, PLC entered into a new portfolio maintenance agreement with Golden Gate. This agreement meets the definition of a derivative and is accounted for at fair value and is considered Level 3 valuation. The fair value of this derivative is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 6, Derivative Financial Instruments.

The portfolio maintenance agreement provides that PLC will make payments to Golden Gate in the event of credit losses on investments that exceed defined thresholds. The derivative is valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.
The Funds Withheld derivative results from reinsurance agreements with Shades Creek and Protective Life Reinsurance Bermuda LTD, a wholly owned subsidiary of PLC (“Protective Re”) where the economic performance of certain hedging instruments held by the Company are ceded to Shades Creek and Protective Re. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld accounts. The hedging instruments consist of derivative instruments, the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2020, was a liability of $66.3 million.
Annuity Account Balances
The Company records a certain legacy block of FIA reserves at fair value. Based on the characteristics of these reserves, the Company believes that the fund value approximates fair value. The fair value measurement of these reserves is considered a Level 3 valuation due to the unobservable nature of the fund values.
Separate Accounts
Separate account variable annuity and variable life assets represent segregated funds that are invested for certain customers which are invested in open-ended mutual funds and are included in Level 1. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated balance sheets.

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3 as of December 31, 2020, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$32,425	Discounted cash flow	Spread over treasury	2.78% - 2.92% (2.87%)
Other asset-backed securities	434,676	Liquidation	Liquidation value	$95.00 -$97.00 ($96.19)
		Discounted cash flow	Liquidity premium	0.54% - 2.30% (1.63%)
			Paydown Rate	8.79% - 12.49% (11.39%)
Corporate securities	1,431,818	Discounted cash flow	Spread over treasury	0.00% - 4.75% (1.89%)
Liabilities:(1)(2)
Embedded derivatives—GLWB	$403,656	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.19% - 0.81%
Embedded derivative—FIA	573,216	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4%-2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for nonWB policies ages 72-88
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period. Dynamically adjusted for WB moneyness and projected market rates vs credited rates.
			Nonperformance risk	0.19% - 0.81%
Embedded derivative—IUL	201,331	Actuarial cash flow model	Mortality	36% - 161% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.81%
(1)Excludes modified coinsurance arrangements.
(2)Fair value is presented as a net liability.
The chart above excludes Level 3 financial instruments that are valued using broker quotes and those for which book value approximates fair value. Unobservable inputs were weighted by the relative fair value of instruments, except for other asset-backed securities which were weighted by the relative par amounts.
The Company has considered all reasonably available quantitative inputs as of December 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $115.6 million of financial instruments being classified as Level 3 as of December 31, 2020. Of the $115.6 million, $87.6 million are other asset-backed securities, $16.7 million are corporate securities, and $11.3 million are equity securities.
In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2020, the Company held $89.9 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

The following table presents the valuation method for material financial instruments included in Level 3, as of December 31, 2019, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Thousands)
Assets:
Commercial mortgage-backed securities	$10,029	Discounted cash flow	Spread over treasury	2.5%
Other asset-backed securities	421,219	Liquidation	Liquidation value	$95.39 - $99.99 ($97.95)
		Discounted cash flow	Liquidity premium	0.34% - 2.28% (1.44%)
			Paydown Rate	8.99% - 12.45% (11.28%)
Corporate securities	1,373,714	Discounted cash flow	Spread over treasury	0.00% - 4.03% (1.60%)
Liabilities:(1)
Embedded derivatives—GLWB(2)	$186,038	Actuarial cash flow model	Mortality	87% to 100% of Ruark 2015 ALB Table
			Lapse	Internal Predictive Model
			Utilization	Internal Predictive Model
			Nonperformance risk	0.12% - 0.82%
Embedded derivative—FIA	$336,826	Actuarial cash flow model	Expenses	$195 per policy
			Withdrawal rate	0.4% - 1.2% prior to age 70 RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non WB policies age 70-81
			Mortality	87% to 100% of Ruark 2015 ALB table
			Lapse	0.5% - 50.0%, depending on duration/surrender charge period. Dynamically adjusted for WB moneyness and projected market rates vs credited rates.
			Nonperformance risk	0.12% - 0.82%
Embedded derivative—IUL	151,765	Actuarial cash flow model	Mortality	37% - 156% of 2015 VBT Primary Tables. 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.5% - 10.0%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.12% - 0.82%
(1)Excludes modified coinsurance arrangements.
(2)The fair value for the GLWB embedded derivative is presented as a net liability.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2019, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company.  This resulted in $76.8 million of financial instruments being classified as Level 3 as of December 31, 2019. Of the $76.8 million, $65.4 million are other asset backed securities, and $11.4 million are corporate securities.
In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2019, the Company held $73.0 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.
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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Net Income related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Net Income	Included In Other Comprehensive Income	Included in Net Income	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10,029	$—	$1,520	$—	$(797)	$—	$(83)	$—	$—	$21,780	$(24)	$32,425	$—
Other asset-backed securities	421,219	—	7,559	(38)	(13,213)	—	(1,630)	—	—	22,187	(1,408)	434,676	—
Corporate securities	1,373,714	—	135,519	—	(83,388)	436,539	(562,049)	—	—	134,808	(3,325)	1,431,818	—
Total fixed maturity securities - available-for-sale	1,804,962	—	144,598	(38)	(97,398)	436,539	(563,762)	—	—	178,775	(4,757)	1,898,919	—
Fixed maturity securities - trading
Other asset-backed securities	65,407	5,979	—	(8,970)	—	12,267	(2,646)	—	—	(766)	129	71,400	1,537
Corporate securities	11,371	881	—	(441)	—	8,798	(2,324)	—	—	(408)	(117)	17,760	92
Total fixed maturity securities - trading	76,778	6,860	—	(9,411)	—	21,065	(4,970)	—	—	(1,174)	12	89,160	1,629
Total fixed maturity securities	1,881,740	6,860	144,598	(9,449)	(97,398)	457,604	(568,732)	—	—	177,601	(4,745)	1,988,079	1,629
Equity securities	72,970	1,096	—	(3)	—	26,944	(5,000)	—	—	5,220	—	101,227	314
Other long-term investments(1)	209,843	338,541	—	(228,391)	—	40,831	(134,757)	—	(4,072)	—	—	221,995	86,700
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	2,164,553	346,497	144,598	(237,843)	(97,398)	525,379	(708,489)	—	(4,072)	182,821	(4,745)	2,311,301	88,643
Total assets measured at fair value on a recurring basis	$2,164,553	$346,497	$144,598	$(237,843)	$(97,398)	$525,379	$(708,489)	$—	$(4,072)	$182,821	$(4,745)	$2,311,301	$88,643

Liabilities:
Annuity account balances(2)	$69,728	$—	$—	$2,675	$—	$—	$—	$433	$5,863	$—	$—	$66,973	$—
Other liabilities(1)	1,017,972	502,098	—	(1,227,953)	—	—	—	—	—	—	—	1,743,827	(725,855)
Total liabilities measured at fair value on a recurring basis	$1,087,700	$502,098	$—	$(1,225,278)	$—	$—	$—	$433	$5,863	$—	$—	$1,810,800	$(725,855)
(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2020, there were $184.0 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of December 31, 2020.
For the year ended December 31, 2020, there were $1.2 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2019, for which the Company has used significant unobservable inputs (Level 3):

													Total Gains (losses) included in Net Income related to Instruments still held at the Reporting Date
		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses
	Beginning Balance	Included in Net Income	Included in Other Comprehensive Income	Included in Net Income	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Thousands)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$—	$—	$730	$—	$(91)	$9,359	$(46)	$—	$—	$95	$(18)	$10,029	$—
Other asset-backed securities	421,642	904	26,034	(71)	(8,075)	—	(20,031)	—	—	—	816	421,219	—
Corporate securities	638,276	82	72,881	—	(14,827)	752,929	(179,604)	—	—	106,368	(2,391)	1,373,714	—
Total fixed maturity securities— available-for-sale	1,059,918	986	99,645	(71)	(22,993)	762,288	(199,681)	—	—	106,463	(1,593)	1,804,962	—
Fixed maturity securities—trading
Other asset-backed securities	26,056	9,295	—	(3,695)	—	32,182	(24,496)	—	—	26,267	(202)	65,407	1,829
Corporate securities	6,242	239	—	(35)	—	1,700	(1,035)	—	—	4,363	(103)	11,371	35
Total fixed maturity securities—trading	32,298	9,534	—	(3,730)	—	33,882	(25,531)	—	—	30,630	(305)	76,778	1,864
Total fixed maturity securities	1,092,216	10,520	99,645	(3,801)	(22,993)	796,170	(225,212)	—	—	137,093	(1,898)	1,881,740	1,864
Equity securities	63,421	(1,829)	(244)	(18)	—	9,567	2,073	—	—	—	—	72,970	426
Other long-term investments(1)	151,342	90,078	—	(31,448)	—	1,579	—	—	(1,708)	—	—	209,843	56,922
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,306,979	98,769	99,401	(35,267)	(22,993)	807,316	(223,139)	—	(1,708)	137,093	(1,898)	2,164,553	59,212
Total assets measured at fair value on a recurring basis	$1,306,979	$98,769	$99,401	$(35,267)	$(22,993)	$807,316	$(223,139)	$—	$(1,708)	$137,093	$(1,898)	$2,164,553	$59,212

Liabilities:
Annuity account balances(2)	$76,119	$—	$—	$(2,550)	$—	$—	$—	$—	$365	$9,306	$—	$69,728	$—
Other liabilities(1)	438,127	108,438	—	(617,395)	—	70,888	—	—	—	—	—	1,017,972	(508,957)
Total liabilities measured at fair value on a recurring basis	$514,246	$108,438	$—	$(619,945)	$—	$70,888	$—	$—	$365	$9,306	$—	$1,087,700	$(508,957)
(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2019, there were $195.4 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of December 31, 2019.
For the year ended December 31, 2019, there were $58.4 million of securities transferred into Level 2 from Level 3.
For the year ended December 31, 2019, there were no transfers between Level 2 and Level 1.
Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized gains (losses) within the consolidated statements of income or other comprehensive income within shareowner’s equity based on the appropriate accounting treatment for the item.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments that are not reported at fair value as of the periods shown below are as follows:

		As of December 31,
		2020		2019
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Commercial mortgage loans(1)	3	$10,005,562	$10,787,782	$9,379,401	$9,584,487
Policy loans	3	1,593,394	1,593,394	1,675,121	1,675,121
Fixed maturities, held-to-maturity(2)	3	—	—	2,823,881	3,025,790
Other long-term investments(3)	3	1,186,063	1,282,999	1,216,996	1,246,889

Liabilities:
Stable value product account balances	3	$6,056,181	$6,230,663	$5,443,752	$5,551,195
Future policy benefits and claims(4)	3	1,580,221	1,602,813	1,701,324	1,705,235
Other policyholders’ funds(5)	3	102,091	107,864	127,084	130,259

Debt:(6)
Non-recourse funding obligations(7)	3	$2,197	$2,486	$3,082,753	$3,298,580
Subordinated funding obligations	3	110,000	120,835	110,000	113,286
Except as noted below, fair values were estimated using quoted market prices.
(1)The carrying amount is net of allowance for credit losses.
(2)Securities purchased from unconsolidated subsidiaries, Red Mountain LLC and Steel City LLC.
(3)Other long-term investments represents a modco receivable, which is related to invested assets such as fixed income and structured securities, which are legally owned by the ceding company. The fair value is determined in a manner consistent with other similar invested assets held by the Company.
(4)Single premium immediate annuity without life contingencies.
(5)Supplementary contracts without life contingencies.
(6)Excludes capital lease obligations of $0.6 million and $1.0 million as of December 31, 2020 and 2019, respectively.
(7)As of December 31, 2019, carrying amount of $2.8 billion and fair value of $3.0 billion related to non-recourse funding obligations issued by Golden Gate and Golden Gate V.
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

Fixed Maturities, Held-to-Maturity
The Company estimates the fair value of its fixed maturity, held-to-maturity securities using internal discounted cash flow models. The discount rates used in the model are based on a current market yield for similar financial instruments. As of December 31, 2020, the Company did not hold any held-to-maturity securities.
Other Long-Term Investments

In addition to free-standing and embedded derivative financial instruments discussed above, other long-term investments includes $1.3 billion of amounts receivable under certain modified coinsurance agreements. These amounts represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld.
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
•Foreign Currency Futures
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit derivatives
•Interest Rate Swaps

•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Funds Withheld Agreement
•Total Return Swaps
•Foreign Currency Options
Other Derivatives
PLC terminated its derivatives with Golden Gate, Golden Gate II, Golden Gate V, and WCL as part of the Captive Merger and entered into a new portfolio maintenance agreement with Golden Gate, also as part of the Captive Merger. The derivatives terminated included an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements.
The Company has funds withheld accounts that consists of various derivative instruments held by us that are used to hedge certain GLWB and GMDB riders, as well as certain fixed indexed annuity products. The economic performance of derivatives in the funds withheld accounts are ceded to Shades Creek and Protective Re. The funds withheld accounts are accounted for as a derivative financial instrument.
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
For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into operations in the same period during which the hedged item impacts operations. Any remaining gain or loss, the ineffective portion, is recognized in current operations. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain attributable to the hedged risk of the hedged item is recognized in current operations. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through operations in the period of change. Changes in the fair value of those derivatives are recognized in realized gains (losses).
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
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in realized gains (losses) during the period of change.

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
•The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the fixed indexed annuity products. The economic performance of derivatives in the funds withheld account is ceded to Protective Re. The funds withheld account is accounted for as a derivative financial instrument.
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
•The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in realized gains (losses). The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.
•Certain of the Company and its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into between Golden Gate and PLC on that date.

The following table sets forth realized gains and losses for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Derivatives related to VA contracts:
Interest rate futures	$611	$(20,012)	$(25,473)
Equity futures	108,881	5,069	(88,208)
Currency futures	(9,533)	3,095	10,275
Equity options	(29,301)	(149,700)	38,083
Currency options	—	(94)	—
Interest rate swaptions	—	—	(14)
Interest rate swaps	274,961	229,641	(45,185)
Total return swaps	(49,643)	(78,014)	77,225
Embedded derivative - GLWB	(217,613)	(107,108)	(27,761)
Funds withheld derivative	17,133	145,140	(25,541)
Total derivatives related to VA contracts	95,496	28,017	(86,599)
Derivatives related to FIA contracts:
Embedded derivative	(69,137)	(85,573)	35,397
Funds withheld derivative	(9,982)	—	—
Equity futures	(4,969)	1,717	330
Equity options	47,775	84,079	(38,885)
Other derivatives	(1,183)	—	—
Total derivatives related to FIA contracts	(37,496)	223	(3,158)
Derivatives related to IUL contracts:
Embedded derivative	3,498	(12,894)	9,062
Equity futures	(2,344)	420	261
Equity options	8,663	14,882	(6,338)
Total derivatives related to IUL contracts	9,817	2,408	2,985
Embedded derivative - Modco reinsurance treaties	(97,930)	(187,004)	166,757
Derivatives with PLC(1)	23,450	27,038	(902)
Other derivatives	15,342	(2,141)	14
Total realized gains (losses) - derivatives	$8,679	$(131,459)	$79,097
(1)The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

The following tables present the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship:
Gain (Loss) on Derivatives in Cash Flow Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized gains (losses) - derivatives
	(Dollars In Thousands)
For The Year Ended December 31, 2020
Foreign currency swaps	$(2,892)	$(870)	$—
Interest rate swaps	206	(2,231)	—
Total	$(2,686)	$(3,101)	$—

For The Year Ended December 31, 2019
Foreign currency swaps	$(9,638)	$(1,031)	$—
Interest rate swaps	(2,743)	(1,247)	—
Total	$(12,381)	$(2,278)	$—

For The Year Ended December 31, 2018
Foreign currency swaps	$(812)	$(798)	$—
Interest rate swaps	(1,574)	(633)	—
Total	$(2,386)	$(1,431)	$—

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $0.8 million out of accumulated other comprehensive income (loss) into realized gains (losses) during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2020		2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,478,000	$184,943	$2,228,000	$98,655
Total return swaps	158,181	2,294	269,772	941
Derivatives with PLC(1)	4,076,499	—	2,830,889	115,379
Embedded derivative - Modco reinsurance treaties	1,248,887	100,505	1,280,189	31,926
Embedded derivative - GLWB	763,917	61,356	1,147,436	62,538
Embedded derivative - FIA	335,000	60,134	—	—
Interest rate futures	690,398	4,170	896,073	7,557
Equity futures	202,839	4,189	159,901	2,109
Currency futures	—	—	72,593	131
Equity options	7,208,113	1,141,814	6,685,670	676,257
	$16,161,834	$1,559,405	$15,570,523	$995,493
Other liabilities
Cash flow hedges:
Interest rate swaps	$—	$—	$350,000	$—
Foreign currency swaps	117,178	10,186	117,178	11,373
Derivatives not designated as hedging instruments:
Interest rate swaps	1,354,000	—	50,000	—
Total return swaps	1,002,691	14,986	579,675	3,229
Embedded derivative - Modco reinsurance treaties	2,910,662	388,521	2,263,685	231,516
Funds withheld derivative	2,427,320	66,331	1,845,649	70,583
Embedded derivative - GLWB	3,397,244	465,012	2,892,926	248,577
Embedded derivative - FIA	3,888,985	633,350	2,892,803	332,869
Embedded derivative - IUL	356,641	201,331	301,598	151,765
Interest rate futures	414,874	3,389	669,223	10,375
Equity futures	189,808	4,713	174,743	2,376
Currency futures	264,367	3,612	192,306	1,836
Equity options	5,498,929	834,407	4,827,714	429,434
Other	303,454	55,613	199,387	53,245
	$22,126,153	$2,681,451	$17,356,887	$1,547,178
(1)The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.
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

Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of December 31, 2020 and 2019, the fair value of non-cash collateral received was zero and $21.3 million, respectively.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2020:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$1,337,410	$—	$1,337,410	$864,650	$289,581	$183,179
Total derivatives, subject to a master netting arrangement or similar arrangement	1,337,410	—	1,337,410	864,650	289,581	183,179
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	100,505	—	100,505	—	—	100,505
Embedded derivative - GLWB	61,356	—	61,356	—	—	61,356
Derivatives with PLC	—	—	—	—	—	—
Embedded derivative - FIA	60,134	—	60,134	—	—	60,134
Total derivatives, not subject to a master netting arrangement or similar arrangement	221,995	—	221,995	—	—	221,995
Total derivatives	1,559,405	—	1,559,405	864,650	289,581	405,174
Total Assets	$1,559,405	$—	$1,559,405	$864,650	$289,581	$405,174

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$871,293	$—	$871,293	$864,650	$4,193	$2,450
Total derivatives, subject to a master netting arrangement or similar arrangement	871,293	—	871,293	864,650	4,193	2,450
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	388,521	—	388,521	—	—	388,521
Funds withheld derivative	66,331	—	66,331	—	—	66,331
Embedded derivative - GLWB	465,012	—	465,012	—	—	465,012
Embedded derivative - FIA	633,350	—	633,350	—	—	633,350
Embedded derivative - IUL	201,331	—	201,331	—	—	201,331
Other	55,613	—	55,613	—	—	55,613
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,810,158	—	1,810,158	—	—	1,810,158
Total derivatives	2,681,451	—	2,681,451	864,650	4,193	1,812,608
Repurchase agreements(1)	436,970	—	436,970	—	—	436,970
Total Liabilities	$3,118,421	$—	$3,118,421	$864,650	$4,193	$2,249,578
(1)Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2019.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in Balance Sheet
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$785,650	$—	$785,650	$452,562	$215,587	$117,501
Total derivatives, subject to a master netting arrangement or similar arrangement	785,650	—	785,650	452,562	215,587	117,501
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	31,926	—	31,926	—	—	31,926
Embedded derivative - GLWB	62,538	—	62,538	—	—	62,538
Derivatives with PLC	115,379	—	115,379	—	—	115,379
Other	—	—	—	—	—	—
Total derivatives, not subject to a master netting arrangement or similar arrangement	209,843	—	209,843	—	—	209,843
Total derivatives	995,493	—	995,493	452,562	215,587	327,344
Total Assets	$995,493	$—	$995,493	$452,562	$215,587	$327,344

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$458,623	$—	$458,623	$452,562	$4,791	$1,270
Total derivatives, subject to a master netting arrangement or similar arrangement	458,623	—	458,623	452,562	4,791	1,270
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	231,516	—	231,516	—	—	231,516
Funds withheld derivative	70,583	—	70,583	—	—	70,583
Embedded derivative - GLWB	248,577	—	248,577	—	—	248,577
Embedded derivative - FIA	332,869	—	332,869	—	—	332,869
Embedded derivative - IUL	151,765	—	151,765	—	—	151,765
Other	53,245	—	53,245	—	—	53,245
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,088,555	—	1,088,555	—	—	1,088,555
Total derivatives	1,547,178	—	1,547,178	452,562	4,791	1,089,825
Repurchase agreements(1)	270,000	—	270,000	—	—	270,000
Total Liabilities	$1,817,178	$—	$1,817,178	$452,562	$4,791	$1,359,825
(1)Borrowings under repurchase agreements are for a term less than 90 days.
8.     COMMERCIAL MORTGAGE LOANS
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2020, the Company’s commercial mortgage loan holdings were $10.2 billion, or $10.0 billion net of allowance for credit losses. As of December 31, 2019, the Company’s commercial mortgage loan holdings were $9.4 billion. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that this asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31:

	Percentage of Commercial Mortgage Loans
Type	2020	2019
Retail	34.9%	36.8%
Office Buildings	15.1	14.4
Apartments	12.7	12.5
Warehouses	16.0	16.4
Senior housing	16.2	14.7
Other	5.1	5.2
	100.0%	100.0%

The Company specializes in originating commercial mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 1.0% of commercial mortgage loans.
The following states represent the primary locations of the Company’s commercial mortgage loan portfolio as of December 31:

Percentage of Commercial Mortgage Loans
State	2020	State	2019
California	11.3%	California	11.9%
Texas	7.3	Texas	7.7
Alabama	6.7	Alabama	7.2
Florida	6.2	Florida	6.5
Georgia	5.3	Georgia	5.7
North Carolina	4.9	North Carolina	5.0
Ohio	4.7	Utah	4.2
Michigan	4.4	Michigan	4.1
Utah	4.2	Illinois	4.0
Tennessee	3.5	Ohio	3.9
	58.5%		60.2%

During the year ended December 31, 2020, the Company funded $1.4 billion of new loans, with an average loan size of $7.7 million. The average size commercial mortgage loan in the portfolio as of December 31, 2020, was $5.6 million and the weighted-average interest rate was 4.3%. The largest single commercial mortgage loan at December 31, 2020 was $78.0 million.
During the year ended December 31, 2019, the Company funded $1.2 billion of new loans, with an average loan size of $7.9 million. The average size commercial mortgage loan in the portfolio as of December 31, 2019, was $5.1 million and the weighted-average interest rate was 4.5%. The largest single commercial mortgage loan at December 31, 2019 was $78.0 million.
During the year ended December 31, 2018, the Company funded $1.5 billion of new loans, with an average loan size of $9.1 million. The average size commercial mortgage loan in the portfolio as of December 31, 2018, was $4.4 million and the weighted-average interest rate was 4.6%. The largest single commercial mortgage loan at December 31, 2018 was $48.8 million.
Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, $270.4 million would become due in 2021, $541.9 million in 2022 through 2026, and $10.2 million in 2027 through 2029.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2020 and 2019, $805.9 million and $717.0 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $26.3 million, $23.4 million, and $29.4 million of participation commercial mortgage loan income, respectively.
As of December 31, 2020 and 2019, $2.6 million and $3.0 million, respectively, of invested assets consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the years ended December 31, 2020, 2019, and 2018, the Company recognized four, four, and one troubled debt restructurings transactions, respectively, as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company identified one loan whose principal was permanently impaired during the year ended December 31, 2020 and no loans whose principal was permanently impaired during the years ended December 31, 2019 and 2018.
On March 27, 2020, H.R. 748, the Coronavirus Aid Relief, and Economic Security Act (“the CARES Act”) was signed into legislation. Section 4013 of the CARES Act provides additional relief for certain loan modifications made as a result of the COVID-19 pandemic. Specifically, the CARES Act specifies that a financial institution may suspend the requirements under GAAP with respect to troubled debt restructuring classification and reporting for loan modifications made in response to the COVID-19 pandemic which meet the following criteria: 1) the borrower was not more than 30 days past due as of December 31, 2019 and 2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The relief provided by the CARES Act expected to terminate on December 31, 2020 has been extended to December 31, 2021. Accordingly, the Company provided certain relief under the CARES Act under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During 2020, the Company modified 315 loans under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. As of December 31, 2020, there were 305 loans remaining, representing $2.2 billion in unpaid principal balance. At December 31, 2020, $1.6 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
As of December 31, 2020, the amortized cost basis of the Company’s commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Thousands)
As of December 31, 2020
Commercial mortgage loans:
Performing	$1,462,919	$2,442,361	$1,576,927	$1,343,889	$943,491	$2,457,291	$10,226,878
Non-performing	—	—	—	—	—	848	848
Amortized cost	$1,462,919	$2,442,361	$1,576,927	$1,343,889	$943,491	$2,458,139	$10,227,726
Allowance for credit losses	(20,903)	(46,664)	(54,999)	(36,737)	(25,105)	(37,756)	(222,164)
Total commercial mortgage loans	$1,442,016	$2,395,697	$1,521,928	$1,307,152	$918,386	$2,420,383	$10,005,562

The following tables provide a comparative view of the key credit quality indicators of the Loan-to-Value and Debt Service Coverage Ratio (“DSCR”) as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
	Amortized Cost	% of Total	DSCR (2)	Amortized Cost	% of Total	DSCR (2)
	(Dollars In Thousands)
Loan-to-Value(1)
Greater than 75%	$399,384	3.9%	0.05	$237,881	2.5%	0.03
50% - 75%	6,557,292	64.1%	1.04	6,074,051	64.7%	1.07
Less than 50%	3,271,050	32.0%	0.63	3,072,352	32.8%	0.63
Total commercial mortgage loans	$10,227,726	100.0%	1.72	$9,384,284	100.0%	1.73

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at both December 31, 2020 and December 31, 2019.

(2) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio for December 31, 2020 and December 31, 2019 was 1.72x and 1.73x, respectively.

The ACL increased by $148.8 million during the year ended December 31, 2020, primarily as a result of deterioration in the macroeconomic forecasts, as a result of COVID-19, used in the measurement of the ACL since the initial allowance was established.

As of and For The Year Ended December 31, 2020
(Dollars In Thousands)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$4,884
Cumulative effect adjustment	80,239
Charge offs	—
Recoveries	(3,009)
Provision	140,050
Ending balance	$222,164

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$—
Cumulative effect adjustment	10,610
Charge offs	—
Recoveries	—
Provision	11,803
Ending balance	$22,413

As of December 31, 2019, the Company had allowances for commercial mortgage loan credit losses of $4.9 million which is shown in the chart below.

As of and For The Year Ended
December 31, 2019
(Dollars In Thousands)
Beginning balance	$1,296
Charge offs	(350)
Recoveries	—
Provision	3,938
Ending balance	$4,884

An analysis of delinquent loans is shown in the following chart:

	30-59 Days Delinquent	60-89 Days Delinquent	90 Days and Greater Delinquent	Total Delinquent
	(Dollars In Thousands)
As of December 31, 2020
Commercial mortgage loans	$—	$848	$—	$848
Number of delinquent commercial mortgage loans	—	1	—	1
As of December 31, 2019
Commercial mortgage loans	$6,455	$—	$710	$7,165
Number of delinquent commercial mortgage loans	2	—	3	5

The Company’s commercial mortgage loan portfolio consists of commercial mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate.
The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the twelve months ended December 31, 2020, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company’s nonaccrual policy.
An analysis of loans in a nonaccrual status is shown in the following chart:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
	(Dollars In Thousands)
As of December 31, 2020
Commercial mortgage loans:
With no related allowance recorded	$848	$801	$—	$848	$33	$37
With an allowance recorded	—	—	—	—	—	—
As of December 31, 2019
Commercial mortgage loans:
With no related allowance recorded	$710	$702	$—	$237	$20	$28
With an allowance recorded	16,209	16,102	4,884	3,242	841	838
Commercial mortgage loans that were modified in a troubled debt restructuring as of December 31, 2020 and 2019 were as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars In Thousands)
As of December 31, 2020
Troubled debt restructuring:
Commercial mortgage loans	2	$2,016	$1,767

As of December 31, 2019
Troubled debt restructuring:
Commercial mortgage loans	2	$3,771	$3,771

9.      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Balance, beginning of period	$1,479,531	$1,348,613
Capitalization of commissions, sales, and issue expenses	458,702	407,556
Amortization	(163,042)	(157,280)
Change due to unrealized gains and losses	(151,960)	(119,358)
Implementation of ASU 2016-13	4,628	—
Balance, end of period	$1,627,859	$1,479,531
Value of Business Acquired
The balances and changes in VOBA are as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Balance, beginning of period	$2,040,024	$1,677,717
Acquisitions	—	551,892
Amortization	(45,430)	(18,373)
Change due to unrealized gains and losses	(192,129)	(171,212)
Other	(10,640)	—
Balance, end of period	$1,791,825	$2,040,024
Based on the balance recorded as of December 31, 2020, the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2021	$128,153
2022	120,956
2023	122,596
2024	121,453
2025	111,926

10.    GOODWILL
During the fourth quarter of 2020, the Company performed its annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2020 and determined that there was no indication that its goodwill was more likely than not impaired and no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2020 that would impact the Company’s conclusion and no such events were identified. After consideration of applicable factors and circumstances noted as part of the annual assessment, the Company determined that no triggering events had occurred and it was more likely than not that the fair value of the reporting units exceeded the carrying value of the reporting units.

11.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB riders. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GLWB were $8.9 billion and $8.4 billion as of December 31, 2020 and 2019, respectively. For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value of Financial Instruments, and Note 6, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.2%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.5%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA account balances subject to GMDB were $14.8 billion and $12.2 billion as of December 31, 2020 and 2019, respectively. The total GMDB amount payable based on VA account balances as of December 31, 2020 and 2019, was $177.6 million and $116.1 million with a GMDB reserve of $34.1 million and $37.7 million, respectively. The average attained age of contract holders as of December 31, 2020 and 2019 for the Company was 72 and 68.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $6.4 million and $7.1 million, as of December 31, 2020 and 2019, respectively. The average attained age of contract holders as of December 31, 2020 and 2019, was 69 and 68.
Activity relating to GMDB reserves (excluding those 100% ceded under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Beginning balance	$37,684	$34,700	$26,934
Great West beginning balance	—	7,457	—
Incurred guarantee benefits	1,184	(809)	11,065
Less: Paid guarantee benefits	4,797	3,664	3,299
Ending balance	$34,071	$37,684	$34,700
Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Equity mutual funds	$10,425,055	$8,074,490
Fixed income mutual funds	4,631,099	4,167,158
Total	$15,056,154	$12,241,648
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

Activity in the Company’s deferred sales inducement asset, recorded on the balance sheet in other assets was as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Deferred asset, beginning of period	$42,530	$39,577	$30,956
Amounts deferred	1,501	5,813	13,336
Amortization	(3,546)	(2,860)	(4,715)
Deferred asset, end of period	$40,485	$42,530	$39,577

12.     MONY CLOSED BLOCK OF BUSINESS
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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the Merger, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset as February 1, 2015, along with the establishment of a policyholder dividend obligation as of such date.
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

Summarized financial information for the Closed Block is as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,405,490	$5,836,815
Policyholder dividend obligation	579,829	278,505
Other liabilities	7,477	11,247
Total closed block liabilities	5,992,796	6,126,567
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,902,869	4,682,731
Commercial mortgage loans	68,123	72,829
Policy loans	595,738	640,134
Cash and other invested assets	45,782	44,877
Other assets	91,734	107,177
Total closed block assets	5,704,246	5,547,748
Excess of reported closed block liabilities over closed block assets	288,550	578,819
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $493,271 and $167,285; and net of income tax: $(103,587) and $(35,130)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$288,550	$578,819
Reconciliation of the policyholder dividend obligation is as follows:

	For The Year Ended December 31,
	2020	2019
	(Dollars In Thousands)
Policyholder dividend obligation, beginning balance	$278,505	$—
Applicable to net revenue	(24,662)	(29,907)
Change in net unrealized investment gains allocated to policyholder dividend obligation	325,986	308,412
Policyholder dividend obligation, ending balance	$579,829	$278,505
Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Revenues
Premiums and other income	$154,034	$162,288	$171,117
Net investment income	201,686	206,523	202,282
Net investment gains	(2,453)	(1,603)	(1,970)
Total revenues	353,267	367,208	371,429
Benefits and other deductions
Benefits and settlement expenses	332,368	336,736	337,352
Other operating expenses	1,163	1,161	714
Total benefits and other deductions	333,531	337,897	338,066
Net revenues before income taxes	19,736	29,311	33,363
Income tax expense	3,981	6,081	7,006
Net revenues	$15,755	$23,230	$26,357

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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2020, the Company had reinsured approximately 25% of the face value of its life insurance in-force. The Company has reinsured approximately 10% of the face value of its life insurance in-force with the following three reinsurers:
•Security Life of Denver Insurance Co. (currently administered by Hannover Re)
•Swiss Re Life & Health America Inc.
•The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2020, 2019, or 2018 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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
The following table presents the net life insurance in-force:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Direct life insurance in-force	$785,197,477	$766,196,760
Amounts assumed from other companies	206,049,944	212,573,612
Amounts ceded to other companies	(244,588,150)	(271,600,818)
Net life insurance in-force	$746,659,271	$707,169,554

Percentage of amount assumed to net	28%	30%

The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Thousands)
For The Year Ended December 31, 2020
Premiums and policy fees:					-1
Life insurance	$2,660,816	$(894,438)	$934,351	$2,700,729	(1)
Accident/health insurance	37,006	(23,351)	89,788	103,443
Property and liability insurance	278,540	(177,756)	2,440	103,224
Total	$2,976,362	$(1,095,545)	$1,026,579	$2,907,396
For The Year Ended December 31, 2019
Premiums and policy fees:
Life insurance	$2,852,899	$(1,383,822)	$835,677	$2,304,754	(1)
Accident/health insurance	42,248	(90,193)	41,406	(6,539)
Property and liability insurance	280,734	(106,430)	3,238	177,542
Total	$3,175,881	$(1,580,445)	$880,321	$2,475,757
For The Year Ended December 31, 2018
Premiums and policy fees:
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)
Accident/health insurance	47,028	(30,126)	12,826	29,728
Property and liability insurance	284,323	(103,478)	4,857	185,702
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998

(1)Includes annuity policy fees of $162.8 million, $164.3 million, and $177.1 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 and 2019, policy and claim reserves relating to insurance ceded of $4.7 billion and $4.4 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2020 and 2019, the Company had paid $135.4 million and $86.3 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2020 and 2019, the Company had receivables of $63.8 million and $64.6 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.6 billion and $4.4 billion as of December 31, 2020 and 2019, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2020		2019
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$548.5	NR	$631.4	NR
Swiss Re Life & Health America, Inc.	489.6	A+	560.0	A+
Lincoln National Life Insurance Co.	370.7	A+	463.5	A+
Somerset Re	259.9	A-
Transamerica Life Insurance Co.	240.3	A	330.3	A
RGA Reinsurance Company	210.5	A+	261.2	A+
American United Life Insurance Company	199.1	A+	273.3	A+
Centre Reinsurance (Bermuda) Ltd	167.3	NR	181.4	NR
Employers Reassurance Corporation	162.0	NR	187.4	NR
The Canada Life Assurance Company	134.0	A+	168.3	A+

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
14.     DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1.0 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2020. PLC had a $190.0 million outstanding balance on the Credit Facility as of December 31, 2020.
During 2018, the Company issued $110.0 million of Subordinated Funding Obligations at a rate of 3.55% due 2038.
Non-Recourse Funding Obligations
On October 1, 2020, as part of a corporate initiative to consolidate and simplify the Company’s reserve financing structures and reduce related financial and operational costs, Golden Gate II, Golden Gate III, Golden Gate IV, and Golden Gate V, all of which are wholly owned captive insurance company subsidiaries of PLICO (collectively the “Captives”) merged with and into (the “Captive Merger”) Golden Gate.
For additional information, refer to Note 3, Significant Transactions.

Golden Gate Captive Insurance Company
On January 15, 2016, Golden Gate and Steel City entered into an 18-year transaction to finance $2.188 billion of “XXX” reserves related to the acquired GLAIC Block and the other term life insurance business reinsured to Golden Gate by the Company and WCL, a direct wholly owned subsidiary of the Company. Steel City issued notes (the “2016 Steel City Notes”) with an aggregate initial principal amount of $2.188 billion to Golden Gate in exchange for a surplus note issued by Golden Gate (the “2016 Surplus Notes”) with an initial principal amount of $2.188 billion. This structure was subsequently amended effective December 31, 2019, to accommodate financing of “XXX” reserves related to a specified portion of term life business the Company acquired from Liberty Life Assurance Company of Boston. Through the structure, Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and Nomura Americas Re Ltd. (collectively, the “Risk-Takers”) provide credit enhancement to the 2016 Steel City Notes in exchange for credit enhancement fees. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies, other than Golden Gate, are liable to reimburse the Risk-Takers for any credit enhancement payments required to be made. As of September 30, 2020, the aggregate principal balance of the 2016 Steel City Notes was $1.858 billion. In connection with this transaction, PLC had entered into certain support agreements under which it guaranteed or otherwise supported certain obligations of Golden Gate or Steel City. During 2020 and 2019, no payments were made under these agreements. In connection with the Captive Merger, the Steel City Notes and the Golden Gate Note were redeemed and cancelled and the related support agreements were terminated effective October 1, 2020.
Golden Gate II Captive Insurance Company
Golden Gate II had $575 million of non-recourse funding obligations as of September 30, 2020. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2020, securities related to $20.6 million of the balance of the non-recourse funding obligations were held by external parties, securities related to $309.3 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $245.1 million were held by consolidated subsidiaries of the Company. PLC had entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. During 2020 and 2019, and in connection with certain support agreements, PLC made support agreement payments of $4.0 million and $1.7 million and had collateralized obligations of $5.5 million and $4.9 million, respectively. In connection with the Captive Merger discussed above, the $575 million of non-recourse funding obligations were redeemed and all support agreements between the Company and Golden Gate II were terminated effective October 1, 2020.
Golden Gate V Vermont Captive Insurance Company
On October 10, 2012, Golden Gate V and Red Mountain entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2020, the principal balance of the Red Mountain note was $750 million. In connection with the transaction, PLC had entered into certain support agreements under which it guaranteed or otherwise supports certain obligations of Golden Gate V or Red Mountain. During 2020 and 2019, no payments were made under these agreements. In connection with the Captive Merger discussed above, the Red Mountain Note and the Golden Gate V Note were redeemed and cancelled, and the related support and guaranteed agreements were terminated effective October 1, 2020.

Non-recourse funding obligations outstanding, on a consolidated basis, are shown in the following tables:

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Interest Rate
	(Dollars In Thousands)
As of December 31, 2020
MONY Life Insurance Company(3)	$1,885	$2,197	2024	6.19%
Total	$1,885	$2,197

Issuer	Outstanding Principal	Carrying Value(1)	Maturity Year	Year-to-Date Weighted- Avg Interest Rate
	(Dollars In Thousands)
As of December 31, 2019
Golden Gate Captive Insurance Company(2)(3)	$2,028,000	$2,028,000	2039	4.70%
Golden Gate II Captive Insurance Company	329,949	274,955	2052	5.06%
Golden Gate V Vermont Captive Insurance Company(3)	720,000	777,527	2037	5.12%
MONY Life Insurance Company(3)	1,885	2,271	2024	6.19%
Total	$3,079,834	$3,082,753
(1)Carrying values include premiums and discounts and do not represent unpaid principal balances.
(2)Obligations are issued to non-consolidated subsidiaries of PLC. These obligations collateralize certain held-to-maturity securities issued by wholly owned subsidiaries of the Company.
(3)Fixed rate obligations
Letters of Credit
Golden Gate III Vermont Captive Insurance Company
On April 23, 2010, Golden Gate III entered into a Reimbursement Agreement (the “GGIII Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the Reimbursement Agreement, UBS issued a letter of credit (the “LOC)”) to a trust for the benefit of WCL. The GGIII Reimbursement Agreement has undergone three separate amendments and restatements, most recently effective June 25, 2014, to finance up to of $935.0 million of “XXX reserves related to term life blocks issued or acquired by the Company and WCL and reinsured by Golden Gate III. As of September 30, 2020, the LOC balance was $750.0 million. The term of the LOC was expected to be approximately 15 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. In connection with the Captive Merger discussed above, Golden Gate III paid an early termination fee of $11 million to UBS, the LOC was cancelled effective October 1, 2020.
Golden Gate IV Vermont Captive Insurance Company
On December 10, 2010, Golden Gate IV entered into a Reimbursement Agreement (the “GGIV Reimbursement Agreement”) with UBS AG, Stamford Branch, as issuing lender. Under the GGIV Reimbursement Agreement, UBS issued a LOC to a trust for the benefit of WCL to finance up to $790 million of “XXX” reserves related to term life blocks issued by the Company and WCL. As of September 30, 2020, the LOC balance was $740 million. The term of the LOC was expected to be 12 years from the original issuance date (stated maturity of December 30, 2022). This transaction was a “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. In connection with the Captive Merger discussed above, Golden Gate IV paid an early termination fee of $3.7 million to UBS, the LOC was cancelled effective October 1, 2020.

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452.1 million and the repurchase obligation of $437.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $824.7 million. The average daily balance was $143.2 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020. As of December 31, 2019, the fair value of securities pledged under the repurchase program was $282.2 million and the repurchase obligation of $270.0 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 163 basis points). During the year ended December 31, 2019, the maximum balance outstanding at any one point in time related to these programs was $900.0 million. The average daily balance was $212.2 million (at an average borrowing rate of 214 basis points) during the year ended December 31, 2019.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2020, securities with a fair value of $56.6 million were loaned under this program. As collateral for the loaned securities, the Company receives cash, which is primarily reinvested in short term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2020 and 2019, the fair value of the collateral related to this program was $58.7 million and $65.5 million, and the Company has an obligation to return $58.7 million and $65.5 million of collateral to the securities borrowers, respectively.
The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2020 and 2019:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2020
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$366,012	$86,055	$—	$—	$452,067
Commercial mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$366,012	$86,055	$—	$—	$452,067
Securities lending transactions
Fixed maturity securities	48,952	—	—	—	48,952
Equity securities	6,507	—	—	—	6,507
Redeemable preferred stocks	1,157	—	—	—	1,157
Total securities lending transactions	56,616	—	—	—	56,616
Total securities	$422,628	$86,055	$—	$—	$508,683

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2019
	(Dollars In Thousands)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$282,198	$—	$—	$—	$282,198
Commercial mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$282,198	$—	$—	$—	$282,198
Securities lending transactions
Corporate securities	55,720	—	—	—	55,720
Equity securities	7,120	—	—	—	7,120
Redeemable preferred stocks	—	—	—	—	—
Total securities lending transactions	62,840	—	—	—	62,840
Total securities	$345,038	$—	$—	$—	$345,038
Other Obligations
The Company routinely receives from or pays to affiliates, under the control of PLC, reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.
Interest Expense
Interest expense is summarized as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Millions)
Subordinated funding obligations	$3.9	$3.9	$2.6
Non-recourse funding obligations, other obligations, and repurchase agreements	133.2	175.8	181.9
Total interest expense	$137.1	$179.7	$184.5

15.     COMMITMENTS AND CONTINGENCIES
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
The Company had rental expense of $4.1 million, and $6.3 million, and $11.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2021	$3,986
2022	3,066
2023	3,035
2024	3,094
2025	1,120
Thereafter	376
As of December 31, 2020 and 2019, the Company had outstanding commercial mortgage loan commitments of $801.1 million at an average rate of 3.91% and $757.4 million at an average rate of 3.99%, respectively.
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

A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: (1) remain in business with SRUS and be governed by the Rehabilitation Plan, or (2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option pays 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. On January 15, 2021, the Receiver filed a draft Amended Rehabilitation Plan (“Amended Plan”) with the Court. The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remained in place. On March 16, 2021, the Receiver filed a draft Amended Plan, which contains the same proposed revisions as the draft he previously circulated on January 15, 2021. Later on March 19, 2021, the Receiver filed a proposed order asking the Court to revise the schedule to push back dates, including the deadline that the Receiver must file any modifications to the Amended Plan to May 3, 2021. A group of interested parties separately filed a Motion to Appoint a Special Master, and at the hearing on the Motion, held on March 26, 2021, the Court suspended all deadlines in the case to allow the Receiver and interested parties to meet and confer on a number of topics for 30 days. It is expected that the parties will report back to the Court on or around April 30, 2021 at which time it is likely a new scheduling order will be entered.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of December 31, 2020, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.

16.     SHAREOWNER’S EQUITY
PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PLAIC”). The stock pays, when and if declared, noncumulative participating dividends to the extent PLAIC’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2020, 2019, and 2018, PLAIC paid no dividends to PLC on its preferred stock.

17.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2020, 2019, and 2018.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Thousands, Net of Tax)
Balance, December 31, 2018	$(1,404,209)	$(7)	$(1,404,216)
Other comprehensive income (loss) before reclassifications	2,833,888	(9,781)	2,824,107
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in operations	(3,574)	—	(3,574)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(10,474)	1,799	(8,675)
Balance, December 31, 2019	$1,415,631	$(7,989)	$1,407,642
Other comprehensive income (loss) before reclassifications	2,040,482	(2,122)	2,038,360
Other comprehensive income (loss) on investments for which a credit loss has been recognized in operations	24,250	—	24,250
Amounts reclassified from accumulated other comprehensive income (loss)(1)	63,315	2,450	65,765
Balance, December 31, 2020	$3,543,678	$(7,661)	$3,536,017
(1)See Reclassification table below for details.
(2)As of December 31, 2018, 2019 and 2020, net unrealized losses reported in AOCI were offset by $613.4 million, $(776.9) million and $(2.0) billion, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.
The following tables summarize the reclassifications amounts out of AOCI for the years ended December 31, 2020, 2019, and 2018.

Gains/(losses) in net income:	Affected Line Item in the Consolidated Statements of Income	For The Year Ended December 31,
		2020	2019	2018
		(Dollars In Thousands)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(3,101)	$(2,278)	$(1,431)
	Tax (expense) benefit	651	479	301
		$(2,450)	$(1,799)	$(1,130)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses): investments	$45,324	$47,711	$9,851
	Net impairment losses recognized in earnings	(125,470)	(34,453)	(29,724)
	Tax (expense) or benefit	16,831	(2,784)	4,174
		$(63,315)	$10,474	$(15,699)

(1) Refer to Note 6, Derivative Financial Instruments for additional information

18.     INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate applied to pre-tax income	21.0%	21.0%	21.0%
State income taxes	(0.3)	0.4	4.2
Investment income not subject to tax	(2.5)	(1.6)	(4.5)
Prior period adjustments	(0.4)	0.1	1.6
Other	(0.6)	(0.8)	(0.6)
	17.2%	19.1%	21.7%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.
The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Current income tax expense (benefit):
Federal	$113,821	$381,202	$113,925
State	(4,965)	9,112	9,699
Total current	$108,856	$390,314	$123,624
Deferred income tax expense (benefit):
Federal	$(41,270)	$(254,184)	$(73,364)
State	3,576	(5,666)	3,401
Total deferred	$(37,694)	$(259,850)	$(69,963)

The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2020	2019
	(Dollars In Thousands)
Deferred income tax assets:
Loss and credit carryforwards	$124,024	$132,295
Deferred compensation	53,797	55,559
Deferred policy acquisition costs	141,946	217,967
Premium on non-recourse funding obligations	236	784
Valuation allowance	(9,073)	(9,153)
	310,930	397,452
Deferred income tax liabilities:
Premium receivables and policy liabilities	227,560	211,458
VOBA and other intangibles	581,993	596,756
Invested assets (other than unrealized gains (losses))	370,418	557,763
Net unrealized gains on investments	941,972	376,288
Other	53,167	27,157
	2,175,110	1,769,422
Net deferred income tax liability	$(1,864,180)	$(1,371,970)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the December 31, 2020 reporting date based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
The CARES Act, as described in Note 8, Commercial Mortgage Loans, includes tax provisions relevant to businesses. The income tax related impacts of the CARES Act are not material to the Company’s consolidated financial statements for the year ended December 31, 2020.
In management’s judgment, the gross deferred income tax asset as of December 31, 2020 will more likely than not be fully realized. The Company has recognized a valuation allowance of $9.5 million and $9.6 million as of December 31, 2020 and 2019, respectively, related to certain intercompany non-life federal NOL’s and state-based future deductible temporary differences that it has determined are more likely than not to expire unutilized. This resulting favorable change of $0.1 million, before the federal benefit of state income taxes, decreased income tax expense in 2020 by the same amount.
At December 31, 2020, the Company has intercompany loss carryforwards of $658.4 million that are available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. $27.6 million of these loss carryforwards will expire between 2036 and 2037 and the remaining loss carryforwards of $630.8 million have no expiration.
At December 31, 2019, the Company had intercompany loss carryforwards of $581.3 million that was available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. $54.8 million of these loss carryforwards will expire between 2036 and 2037 and the remaining loss carryforwards of $526.5 million have no expiration.
Included in the deferred income tax assets above are $9.1 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2021 and 2040.
As of December 31, 2020 and 2019, some of the Company’s fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain as of December 31, 2020. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2020	2019	2018
	(Dollars In Thousands)
Balance, beginning of period	$1,791	$7,134	$11,353
Additions for tax positions of the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions of tax positions of prior years:
Changes in judgment	—	—	(4,219)
Settlements during the period	—	(5,343)	—
Lapses of applicable statute of limitations	—	—	—
Balance, end of period	$1,791	$1,791	$7,134
Included in the end of period balances above, there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is $1.8 million, $1.8 million, and $7.1 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2020, 2019, or 2018, as PLC maintains responsibility for the interest on unrecognized tax benefits.
In April 2019, the IRS proposed favorable and unfavorable adjustments to the Company’s 2014 through 2016 reported taxable income. The Company agreed to these adjustments. The resulting taxes have been settled, other than interest, and the settlement of interest will not materially impact the Company or its effective tax rate.
This agreement with the IRS is the primary cause for the reductions of unrecognized tax benefits shown in the above chart. The Company believes that in the next 12 months, all of the unrecognized tax benefits will be reduced to zero. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2017.

Due to the aforementioned IRS adjustments to the Company’s pre-2017 taxable income, the Company has amended certain of its 2014 through 2016 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns.
19.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$176,557	$181,768	$186,295
Income taxes	79,945	383,085	11,703

20.     RELATED PARTY TRANSACTIONS
The Company provides furnished office space and computers to affiliates through an intercompany agreement. Revenues from this agreement were $5.2 million, $6.4 million, and $6.0 million, for the years ended December 31, 2020, 2019, and 2018, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $273.1 million, $277.7 million, and $249.3 million, for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2020 and 2019 of $46.9 million and $50.9 million, respectively. There was a $12.6 million and $8.0 million intercompany receivable balance as of December 31, 2020 and 2019, respectively.
Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts were immaterial for the year ended December 31, 2020 and $6.4 million and $6.8 million for the years ended December 31, 2019 and 2018, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.9 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. The Company did not make any payments for the year ended December 31, 2020.
The Company has joint venture interests in real estate for which the Company holds the underlying real estate’s loan. During 2020, 2019, and 2018, the Company received $4.5 million, $23.2 million, and $6.8 million, respectively, in mortgage loan payments corresponding to the joint venture interests and $15.6 million in principal was collected on loans that paid off in December 2019.
During the periods ending December 31, 2020, 2019, and 2018, PLC paid a management fee to Dai-ichi Life of $11.8 million, $11.1 million, and $12.2 million, respectively, for certain services provided to the company.
PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In connection with the Captive Merger on October 1, 2020, certain captive related guarantees, support agreements and indemnification obligations were terminated, amended or replaced. Refer to Note 3, Significant Transactions, for additional information.
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
The Company has reinsured GLWB and GMDB riders related to our variable annuity contracts to Shades Creek, a wholly owned insurance subsidiary of PLC. Also during 2012, PLC entered into an intercompany capital support agreement with Shades Creek which provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. No additional capital was provided to Shades Creek by PLC during the year ended December 31, 2020. As of December 31, 2020, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior. On January 1, 2021, Shades Creek was contributed to and merged with the Company.
The Company has reinsured certain riders related to its fixed and deferred annuity business to Protective Re, a wholly owned subsidiary of PLC. PLC owns all of the shares of common stock issued by Protective Re.
21.     STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS
The Company and its insurance subsidiaries prepare statutory financial statements for regulatory purposes in accordance with accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) and the applicable state insurance department laws and regulations. These financial statements vary materially from GAAP. Statutory accounting practices include publications of the NAIC, state laws, regulations, general administrative rules as well as certain permitted accounting practices granted by the respective state insurance department. Generally, the most significant differences are that statutory financial statements do not reflect 1) deferred acquisition costs and VOBA, 2) benefit liabilities that are calculated using Company estimates of expected mortality, interest, and withdrawals, 3) deferred income taxes that are not subject to statutory limits, 4) recognition of realized gains and losses on the sale of securities in the period they are sold, and 5) fixed maturities recorded at fair values, but instead at amortized cost.
Statutory net income (loss) for the Company was $710.4 million, $(619.9) million, and $321.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Statutory capital and surplus for the Company was $5.1 billion and $4.9 billion as of December 31, 2020 and 2019, respectively.
The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to the Company and the Company’s ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to the Company from our insurance subsidiaries in 2021 is $453.8 million. Additionally, as of December 31, 2020, $1.4 billion of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company and its insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. The Company manages its capital consumption by using the ratio of its total adjusted capital, as defined by the insurance regulators, to the Company’s action level RBC (known as the RBC ratio), also defined by insurance regulators. As of December 31, 2020 and 2019, the Company and its insurance subsidiaries all exceeded the minimum RBC requirements.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2020, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of $44.7 million.
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
The favorable (unfavorable) effects of the Company and its statutory surplus, compared to NAIC statutory surplus, from the use of this prescribed practice was as follows:

	As of December 31,
	2020	2019
	(Dollars In Millions)
Non-admission of goodwill	$(105)	$(143)
Total (net)	$(105)	$(143)
PLC also has certain permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of the Company. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the XOL Asset Value, accounting for the face amount outstanding letters of credit and notes issued by affiliates as assets in the statutory financial statements of certain wholly owned subsidiaries that are considered “Special Purpose Financial Captives”, and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company and its insurance subsidiaries, compared to NAIC statutory surplus, from the use of these permitted practices were as follows:

	As of December 31,
	2020	2019
	(Dollars In Millions)
Accounting for Letters of Credit as admitted assets	$—	$1,555
Accounting for XOL Asset Value as an admitted asset	4,579	—
Accounting for certain notes as admitted assets	—	2,748
Reserving based on state specific actuarial practices	94	116
Reserving difference related to a captive insurance company	(218)	(71)
Total (net)	$4,455	$4,348

22.     OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.
In the first quarter of 2020, as a result of changes in the way the chief operating decision maker makes decisions about the allocation of resources and assesses the performance of the business, the Company combined two of its former six segments into one segment Retail Life and Annuity. These changes enable the Company to better serve the needs of its customer and to help achieve the goals of the organization.
Prior period amounts were adjusted retrospectively to reflect the change in the Company’s reportable segments.
•The Retail Life and Annuity segment primarily markets fixed UL, IUL, VUL, level premium term insurance (“traditional”), fixed annuity, and VA products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
•The Acquisitions segment focuses on acquiring, converting, and servicing policies and contracts acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. Additionally, this segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically blocks of business where no new policies are being marketed, however, some recent acquisitions have included ongoing new business activities. Ongoing new product sales written by the Company from these acquisitions are included in the Retail Life and Annuity segment. As a result, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.
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
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
As of April 1, 2020, the Company refined its method of allocating the realized gains and losses associated with its derivative portfolios to the Acquisitions and Retail Life and Annuity operating segments. The impact of the change in allocation was not considered material to the operating segment results for the year ended December 31, 2020.
There were no significant intersegment transactions during the years ended December 31, 2020, 2019, and 2018.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Revenues
Retail Life and Annuity	$2,567,305	$2,318,472	$2,045,971
Acquisitions	3,283,725	2,901,650	2,027,195
Stable Value Products	176,286	246,587	219,501
Asset Protection	275,405	290,655	355,501
Corporate and Other	(5,299)	131,464	110,848
Total revenues	$6,297,422	$5,888,828	$4,759,016
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$65,092	$118,881	$115,429
Acquisitions	406,799	346,825	282,715
Stable Value Products	89,610	93,183	102,328
Asset Protection	41,845	37,205	24,371
Corporate and Other	(242,999)	(161,248)	(156,722)
Pre-tax adjusted operating income	360,347	434,846	368,121
Realized gains (losses) and adjustments	53,177	248,602	(120,533)
Income before income tax	413,524	683,448	247,588
Income tax expense (benefit)	71,162	130,464	53,661
Net income	$342,362	$552,984	$193,927

Pre-tax adjusted operating income	$360,347	$434,846	$368,121
Adjusted operating income tax (expense) benefit	(59,995)	(78,257)	(78,973)
After-tax adjusted operating income	300,352	356,589	289,148
Realized gains (losses) and adjustments	53,177	248,602	(120,533)
Income tax (expense) benefit on adjustments	(11,167)	(52,207)	25,312
Net income	$342,362	$552,984	$193,927

Realized gains (losses) and adjustments:
Derivative financial instruments	$8,679	$(131,459)	$79,097
All other investments	(39,806)	308,545	(253,000)
Less: related amortization(1)	(30,362)	(23,021)	(11,856)
Less: VA GLWB economic cost	(53,942)	(48,495)	(41,514)
Realized gains (losses) and adjustments	$53,177	$248,602	$(120,533)

(1)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Year Ended December 31,
	2020	2019	2018
	(Dollars In Thousands)
Net Investment Income
Retail Life and Annuity	$1,008,016	$939,304	$888,079
Acquisitions	1,648,122	1,532,605	1,108,218
Stable Value Products	230,217	243,775	217,778
Asset Protection	23,379	28,291	25,070
Corporate and Other	(26,771)	74,855	99,757
Total net investment income	$2,882,963	$2,818,830	$2,338,902

Amortization of DAC and VOBA
Retail Life and Annuity	$116,021	$98,947	$141,191
Acquisitions	23,445	10,693	18,690
Stable Value Products	3,322	3,382	3,201
Asset Protection	65,684	62,631	62,984
Corporate and Other	—	—	—
Total amortization of DAC and VOBA	$208,472	$175,653	$226,066

	Operating Segments As of December 31, 2020
	(Dollars In Thousands)
	Retail Life and Annuity	Acquisitions	Stable Value Products
Investments and other assets	$40,689,134	$55,628,003	$5,927,866
DAC and VOBA	2,479,781	761,475	8,336
Other intangibles	367,144	32,948	6,056
Goodwill	558,501	23,862	113,924
Total assets	$44,094,560	$56,446,288	$6,056,182

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$880,738	$18,541,628	$121,667,369
DAC and VOBA	170,092	—	3,419,684
Other intangibles	101,349	32,873	540,370
Goodwill	129,224	—	825,511
Total assets	$1,281,403	$18,574,501	$126,452,934

	Operating Segment Assets As of December 31, 2019
	(Dollars In Thousands)
	Retail Life and Annuity	Acquisitions	Stable Value Products
Investments and other assets	$37,448,239	$54,074,450	$5,317,885
DAC and VOBA	2,416,616	924,090	5,221
Other intangibles	401,178	36,321	6,722
Goodwill	558,501	23,862	113,924
Total assets	$40,824,534	$55,058,723	$5,443,752

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$878,386	$17,830,217	$115,549,177
DAC and VOBA	173,628	—	3,519,555
Other intangibles	112,032	27,173	583,426
Goodwill	129,224	—	825,511
Total assets	$1,293,270	$17,857,390	$120,477,669

23.     CONSOLIDATED QUARTERLY RESULTS — UNAUDITED
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2020 and 2019 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2020
Gross premiums and policy fees	$896,165	$1,009,112	$1,045,148	$1,052,516
Reinsurance ceded	(53,318)	(376,573)	(303,732)	(361,922)
Net premiums and policy fees	842,847	632,539	741,416	690,594
Net investment income	752,980	740,435	738,171	651,377
Realized gains (losses)	(38,111)	20,102	38,156	(51,274)
Other income	127,170	111,364	115,484	184,172
Total revenues	1,684,886	1,504,440	1,633,227	1,474,869
Total benefits and expenses	1,593,413	1,298,599	1,560,615	1,431,271
Income before income tax	91,473	205,841	72,612	43,598
Income tax expense	17,508	40,736	12,850	68
Net income	$73,965	$165,105	$59,762	$43,530

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Thousands)
For The Year Ended December 31, 2019
Gross premiums and policy fees	$923,686	$939,097	$1,021,152	$1,172,267
Reinsurance ceded	(331,517)	(352,915)	(330,201)	(565,812)
Net premiums and policy fees	592,169	586,182	690,951	606,455
Net investment income	641,422	685,194	739,711	752,503
Realized gains (losses)	53,078	43,545	119,685	(39,222)
Other income	78,136	104,172	115,679	119,168
Total revenues	1,364,805	1,419,093	1,666,026	1,438,904
Total benefits and expenses	1,188,078	1,233,370	1,426,185	1,357,747
Income before income tax	176,727	185,723	239,841	81,157
Income tax expense	34,629	31,309	49,417	15,109
Net income	$142,098	$154,414	$190,424	$66,048

24.     SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2020, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareowner and Board of Directors
Protective Life Insurance Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Protective Life Insurance Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income (loss), shareowner’s equity, and cash flows for the years then ended, and the related notes and financial statement schedules III to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurement for embedded derivatives associated with the guaranteed living withdrawal benefit riders and fixed indexed annuity contracts

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company has established policies and procedures for determining the fair value of embedded derivatives associated with guaranteed living withdrawal benefit (GLWB) riders on variable annuity contracts and guaranteed minimum interest rate features on fixed indexed annuity (FIA) contracts. As of December 31, 2020, the recorded balance of the GLWB and FIA embedded derivatives was $403.7 million and $633.4 million, respectively, both of which are classified as Level 3 fair value measurements.

The Company estimates the fair value of the GLWB embedded derivative through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The Company estimates the fair value of the FIA embedded derivative through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder behavior assumptions.

We identified the evaluation of the fair value measurement for embedded derivatives associated with GLWB riders and FIA contracts as a critical audit matter. Specifically, the evaluation of the benefit utilization (GLWB) and lapse (GLWB and FIA) assumptions used in the fair value estimates required complex auditor judgment due to the high degree of estimation uncertainty. Specialized skills were needed to evaluate the benefit utilization and lapse assumptions and the impact of those assumptions on the fair values of the GLWB and FIA embedded derivatives.

The following are the primary procedures we performed to address this critical audit matter. We evaluated, with the involvement of actuarial professionals, when appropriate, the design and implementation of certain internal controls over the Company’s assumption setting process. This included internal controls related to the determination of the benefit utilization and lapse assumptions. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

•    evaluating the Company’s methodology to produce a fair value estimate compliant with U.S. generally accepted accounting principles

•    comparing the benefit utilization and lapse assumptions used in developing the estimate to the Company’s actual historical experience

•    evaluating the Company’s decisions to change or not to change the benefit utilization and lapse assumptions based on management’s historical experience and the experience of similar companies

•    developing an estimate of the fair value of the FIA embedded derivative for a select policy based on the assumptions used by the Company and comparing the estimate to the Company’s estimate

•    ensuring assumptions used by the expert in the valuation are consistent with those provided by the Company, and

•    evaluating the individual components (including assumptions and market movements) identified in the rollforward of changes in fair value prepared by the Company, for reasonableness of direction and relative amounts.

/S/ KPMG LLP

We have served as the Company’s auditor since 2019.

Birmingham, Alabama
March 30, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of Protective Life Insurance Company

Opinion on the Financial Statements

We have audited the consolidated statement of income, comprehensive income (loss), shareowner’s equity and cash flows of Protective Life Insurance Company and its subsidiaries (the “Company”) for the year ended December 31, 2018, including the related notes and financial statement schedules as of and for the year ended December 31, 2018 listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As described in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for administrative fees associated with certain property and casualty insurance products in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
(a)                                 Disclosure Controls and Procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of December 31, 2020, the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
(b)                             Management’s Report on Internal Controls Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

March 30, 2021

(c)   Changes in Internal Control Over Financial Reporting
During the second quarter of 2019, the Company began the conversion and integration of administrative processing into its internal control over financial reporting for Great West & Annuity Insurance Company and certain of its affiliates (“GWL&A”) acquired on June 1, 2019. Refer to Note 3, Significant Transactions, for additional information regarding the transaction with GWL&A. The conversion to the Company’s operating environment was still in process, but not yet completed as of December 31, 2020. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the GWL&A systems that have not yet been integrated into the Company’s operating environment.

Other than the considerations noted in the paragraph above, there have been no changes in the Company’s internal control over financial reporting during the annual period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
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

Name	Age (as of 2/1/2021)	Title
Richard J. Bielen	60	President, Chief Executive Officer and a Director of the Company and PLC
D. Scott Adams	56	Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer of the Company and PLC
Mark L. Drew	59	Executive Vice President, Chief Legal Officer of the Company and PLC; Secretary of PLC
Wendy Evesque	52	Executive Vice President and Chief Human Resources Officer of the Company and PLC
Wade Harrison	49	Senior Vice President and President, Protection Division of the Company and PLC
Nancy Kane Curreri	63	Executive Vice President, Acquisitions and Corporate Development of the Company and PLC
Scott Karchunas	54	Senior Vice President and President, Asset Protection Division of the Company and PLC
Philip Passafiume	53	Senior Vice President and Chief Investment Officer of the Company and PLC
Aaron Seurkamp	40	Senior Vice President and President, Retirement Division of the Company and PLC
Michael G. Temple	58	Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company
Steven G. Walker	61	Executive Vice President and Chief Financial Officer of the Company and PLC; Director of the Company
Tomohiko Asano	53	Director of PLC
Tetsuya Kikuta	56	Director of PLC
Vanessa Leonard	60	Director of PLC
John J. McMahon, Jr.	78	Director of PLC
Michael Morrissey	73	Director of PLC
Jesse J. Spikes	70	Director of PLC
William A. Terry	63	Director of PLC
W. Michael Warren, Jr.	73	Chairman of the Board of PLC
Tatsusaburo Yamamoto	56	Director of PLC

Executive Officers

All of our executive officers are elected annually and serve at the pleasure of our Board of Directors (the “Company Board”). No immediate family relationship exists between any directors of the Company or PLC or executive officers and any other directors or executive officers. Certain of our executive officers also serve as executive officers and/or directors of various of the Company’s subsidiaries.

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

Ms. Evesque has been an Executive Vice President of the Company since June 2020 and Chief Human Resources Officer of the Company since February 2016. From February 2016 to June 2020, she served as a Senior Vice President of the Company. From July 2015 to February 2016, she served as Vice President, Senior Human Resources Partner of the Company. Additionally, Ms. Evesque has been an Executive Vice President of PLC since March 2020 and Chief Human Resources Officer of PLC since January 2016. From January 2016 to March 2020, she served as a Senior Vice President of PLC. From May 2008 to January 2016, she served as Vice President, Senior Human Resources Partner of PLC.

Mr. Harrison has been a Senior Vice President of the Company since June 2014 and of PLC since February 2020. Mr. Harrison has been President, Protection Division of the Company and PLC since February 2020. From June 2014 to February 2020, Mr. Harrison served as Chief Product Actuary of the Company.

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

Mr. Karchunas has been a Senior Vice President of the Company since June 2009 and President, Asset Protection Division of the Company since February 2020. From January 2013 to February 2020, Mr. Karchunas served as the Senior Vice President, Asset Protection Division of the Company. Additionally, Mr. Karchunas has been a Senior Vice President of PLC since May 2010 and President, Asset Protection Division of PLC since February 2020. From January 2013 to February 2020, he served as Senior Vice President, Asset Protection Division of PLC. Mr. Karchunas has been employed by the Company and its subsidiaries since 1988.

Mr. Passafiume has been a Senior Vice President of the Company since June 2008 and Chief Investment Officer of the Company since June 2020. From June 2008 to June 2020, Mr. Passafiume served as Director of Fixed Income of the Company. Additionally, Mr. Passafiume has served as Senior Vice President and Chief Investment Officer of PLC since Juen 2020. From May 2010 to June 2020, Mr. Passafiume served as Senior Vice President, Director of Fixed Income of PLC. Mr. Passafiume has been employed by the Company and its subsidiaries since July 2003.

Mr. Seurkamp has been a Senior Vice President of the Company since July 2013, and President, Retirement Division of the Company since February 2020. From March 2018 to February 2020, Mr. Seurkamp was Senior Vice President, Life and Annuity Executive of the Company. From August 2016 to March 2018, Mr. Seurkamp was Senior Vice President and Chief Distribution Officer of the Company, and from August 2016 to August 2017, he was also Chief Sales Officer of the Company. Additionally, Mr. Seurkamp has been a Senior Vice President of PLC since March 2018, and he has been President, Retirement Division of PLC since February 2020. From March 2018 to February 2020, Mr. Seurkamp was Senior Vice President, Life and Annuity Executive of PLC. Mr. Seurkamp has been employed by the Company and its subsidiaries since 2004.

Mr. Temple - For Mr. Temple’s business experience, principal occupation and employment history, see the information under “Qualification of Directors”.

Mr. Walker - For Mr. Walker’s business experience, principal occupation and employment history, see the information under “Qualification of Directors”.

Qualification of Directors

The Company Board consists of three directors: Mr. Bielen, Mr. Temple, and Mr. Walker. The PLC Board consists of ten directors: Mr. Asano, Mr. Bielen, Mr. Kikuta, Ms. Leonard, Mr. McMahon, Mr. Morrissey, Mr. Spikes, Mr. Terry, Mr. Warren, and Mr. Yamamoto. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors of the Company Board and the PLC Board:

Company Board

Richard J. Bielen - President, Chief Executive Officer and a Director of the Company and PLC. Mr. Bielen has been Chairman of the Company Board since July 2017, Chief Executive Officer of the Company and PLC since July 2017, President of the Company since February 2016, and President of PLC since January 2016. Mr. Bielen also served as Chief Operating Officer of the Company and PLC from February 2016 (Company) and January 2016 (PLC) to July 2017. From June 2007 to January 2016, Mr. Bielen served as Vice Chairman and Chief Financial Officer of PLC. Mr. Bielen became a director of the Company on September 11, 2006, and a director of PLC on February 1, 2015. Mr. Bielen has been employed by PLC and its subsidiaries since 1991. Before joining Protective, Mr. Bielen was Senior Vice President of Oppenheimer & Company. Prior to joining Oppenheimer, Mr. Bielen was a Senior Accountant with Arthur Andersen and Company. Mr. Bielen serves on the Board of Directors of the United Way of Central Alabama and as a trustee of Children’s of Alabama. Mr. Bielen is a former Director of the McWane Science Center and previously served on the Board of Directors of Infinity Property and Casualty Corporation until July 2018. Mr. Bielen received his undergraduate degree and Masters of Business Administration from New York University. Mr. Bielen has served on the Board of Directors of the US Chamber of Commerce since March 2020 and the Board of Directors of the American Council of Life Insurers since October 2020. We believe that Mr. Bielen’s background in business; his skills and experience as a senior executive of PLC and Oppenheimer and as a leader in other business, civic, educational and charitable organizations; his knowledge and experience as a leader in the life insurance industry, along with his long-standing knowledge of PLC and his seasoned business judgment, are valuable to us and the Company Board and the PLC Board.

Mike Temple - Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company. Mr. Temple has been Vice Chairman and Chief Operating Officer of the Company and PLC since June 1, 2019. From March 2018 to June 2019, he served as Vice Chairman, Finance and Risk of the Company and PLC. From November 2016 to March 2018, he served as Executive Vice President, Finance and Risk of the Company and PLC. From February 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company, and from January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of PLC. From December 2012 to February 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company, and from December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of PLC. Prior to joining PLC, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee. Mr. Temple became a director of the Company on July 21, 2017. Mr. Temple brings to the Company Board industry and risk management experience, as well as an in-depth knowledge of our business.

Steve Walker – Executive Vice President and Chief Financial Officer of the Company and PLC and a Director of the Company. Mr. Walker has been Executive Vice President and Chief Financial Officer of the Company since February 2016. From September 2003 to March 2017, Mr. Walker also served as Controller of the Company. From May 2004 to February 2016, Mr. Walker served as Senior Vice President of the Company, and from September 2003 to February 2016, Mr. Walker served as Chief Accounting Officer. Mr. Walker has been Executive Vice President and Chief Financial Officer of PLC since January 2016. From September 2003 to March 2017, Mr. Walker also served as Controller of PLC. From March 2004 to January 2016, Mr. Walker served as Senior Vice President of PLC, and from September 2003 to March 2017, Mr. Walker served as Chief Accounting Officer of PLC. Mr. Walker has been employed by PLC and its subsidiaries since 2002. Mr. Walker became a director of the Company on June 12, 2020. Mr. Walker brings to the Company Board industry and risk management experience, financial and accounting experience, as well as an in-depth knowledge of our business.

PLC Board

Tomohiko Asano – Director of PLC. Mr. Asano joined Dai-ichi Mutual Life Insurance Company (now Dai-ichi Life) in 1990 and has had various roles at Dai-ichi Life, including Executive Officer and Chief of International Life Insurance Business Unit, General Manager of DIAM Co., Ltd. (now Asset Management One Co., Ltd), General Manager of the International Business Management Department, and Chief of the International Life Insurance Business Unit. Mr. Asano currently serves as Managing Executive Officer of Dai-ichi Life and The Dai-ichi Life Insurance Company, Limited. Mr. Asano serves as a Director of TAL Dai-ichi Life Australia Pty Limited, TAL Life Limited, DLI North America Inc., Dai-ichi Life Vietnam Fund Management Company, Limited, Dai-ichi Life Insurance Company of Vietnam, Limited, and Asteron Life and Superannuation, Limited. Mr. Asano also serves as a Commissioner for PT Panin Dai-ichi Life and as a Vice-President Commissioner for PT Panin International. Mr. Asano earned a Bachelor of Arts in Economics from Keio University in Tokyo,

Japan. Mr. Asano served as a Director for PLC from April 2017 to April 2018 and was re-elected as a Director for PLC in April 2020. We believe that Mr. Asano's background in business, including his experience and service in international life insurance business and identifying and evaluating business opportunities, is valuable to us and our Board of Directors.

Richard J. Bielen - President, Chief Executive Officer and a Director of the Company and PLC. Mr. Bielen’s business experience, principal occupation and employment history is described above under “Company Board.”

Tetsuya Kikuta – Director of PLC. Mr. Kikuta is the Director, Managing Executive Officer of Dai-ichi Life and the Director, Managing Executive Officer of The Dai-ichi Life Insurance Company, Limited. Mr. Kikuta currently serves as a Director for each of the following companies: The Dai-ichi Building Co., Ltd., The Dai-ichi Life Insurance Company Limited, Mizuho-DL Financial Technology Co., Ltd., and Sohgo Housing Co., Ltd. Mr. Kikuta has held various positions with Dai-ichi Life since 2008, including Managing Executive Officer, Chief General Manager, Investment; Executive Officer, Chief General Manager, Investment; General Manager, Investment Planning Department; and General Manager, Equity Investment Department and International Business Management Department with The Dai-ichi Life Insurance Company, Limited and Managing Director of Dai-ichi Life International (AsiaPacific) Limited. Mr. Kikuta has also served as a member of the Member’s Council of Dai-ichi Life Insurance Company of Vietnam, Limited, and as a Director for the following companies: TAL Dai-ichi Life Australia Pty Limited; TAL Life Limited; and TAL Limited. Mr. Kikuta earned a Bachelor of Commerce degree from Hitotsubashi University in Tokyo, Japan and received a Master of Business Administration degree from Columbia University. Mr. Kikuta became a Director for PLC in August 2018. We believe that Mr. Kikuta’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

Vanessa Leonard – Director of PLC. Ms. Leonard is a practicing attorney and is a Principal at Leonard Mitchell Consulting. She provides consulting services for not-for-profit organizations, primarily in the areas of management, legal, and organizational behavior. She was previously a senior consultant and manager with KPMG, Higher Education Consulting, Southeast Market in Washington, D.C. and Atlanta, Georgia and a financial analyst for Emory University in Atlanta, Georgia. In her consulting and analyst roles, Ms. Leonard focused on management accounting matters (primarily governmental compliance and indirect cost accounting) for higher education institutions. Ms. Leonard is a member of the Board of Trustees of the University of Alabama, where she is Chairman of its Audit Committee and serves on its Physical Properties, Compensation, Finance, Legal Affairs and Investment Committees. Ms. Leonard is also a member of the Health Care Authority for Baptist Health Board, where she serves on the Financial, Audit, and Compliance Committee, UAB Education Foundation Board, the University Health Care Authority Board, and the University of Alabama Law School Foundation. Ms. Leonard also serves on the board and Audit Committee of VIVA Health, Inc. and on the Board of Leadership Alabama. Ms. Leonard previously served on the Governor’s Task Force to Strengthen Alabama’s Families and the Board of the United Way for the Lake Martin Area in Alabama. Ms. Leonard received an undergraduate degree in Health Care Management from the University of Alabama, a Master of Business Administration from the University of Mississippi, and a Juris Doctorate from the University of Alabama School of Law. Ms. Leonard became a Director for PLC in 2004. We believe that Ms. Leonard’s experience as an attorney; her management accounting experience and skills in the field of accounting and compliance with complicated regulations for large, complex organizations; and her leadership roles in civic and not-for-profit organizations are valuable to the PLC Board.

John J. McMahon, Jr. – Director of PLC. Mr. McMahon is Chairman of Ligon Industries, LLC. Previously, Mr. McMahon was a lawyer in private practice in Birmingham, Alabama, before spending twenty-five years with McWane, Inc., a privately-held manufacturing company with international operations having over twenty plants and over one billion dollars in sales. During his career at McWane, Inc., Mr. McMahon held numerous management positions, including President and Chairman of the Board, and negotiated over twenty-five acquisitions ranging from publicly-held companies to small privately-held companies. Mr. McMahon serves on the Boards of Directors of certain privately-held companies and has served on the Boards of Directors of publicly-held companies, including ProAssurance Corporation (until 2019), National Bank of Commerce, Alabama National Bancorporation, John H. Harland Company, and Cooper/T. Smith Company. He was on the Board of Trustees of Birmingham-Southern College. He has also been a Director or Trustee of the Birmingham Airport Authority and the University of Alabama System. Mr. McMahon received his undergraduate degree from Birmingham-Southern College and a Juris Doctorate from the University of Alabama School of Law. Mr. McMahon became a Director for PLC in 1987. We believe that Mr. McMahon’s background as a lawyer in private practice; his skills and his long experience as a senior executive of McWane and Ligon Industries; his experience as a leader in other business, civic, educational, and not-for-profit organizations; his long-standing knowledge of the financial services industry; and his seasoned business judgment are valuable to the PLC Board.

Michael Morrissey – Director of PLC. Mr. Morrissey is Special Advisor to the International Insurance Society, whose members represent global insurance leaders, international regulatory authorities, and worldwide insurance scholars from more than 95 countries. He formerly served as President and Chief Executive Officer of the International Insurance Society

from May 2009 to June 2020. Prior to that role, he served as Chairman and Chief Executive Officer of Firemark Investments from 1983 to 2009. Prior roles include President and Chief Operating Officer at Manhattan Life Insurance Company; Senior Vice President, Corporate Development at Crum & Foster Insurance Group; Vice President, Research at Morgan Stanley Dean Witter & Co.; and Assistant Vice President, Research at Kidder, Peabody & Company. Mr. Morrissey has served on the Board of Directors of Selective Insurance Group since 2008, and is a member of the Executive, Finance and Corporate Governance and Nomination Committees and is Chairman of the Compensation Committee; and has served as an SEC recognized financial expert member of the Audit Committee. He is a former member of the Board of Overseers of St. John’s University School of Risk Management and is a former member of the Insurance Development Steering Committee, a public/private partnership of the insurance industry, the United Nations, and the World Bank. Mr. Morrissey is a member of the Steering Committee of the World Economic Forum’s Mitigating Risk in the Innovation Economy Initiative; an insurance working group member of the National Bureau of Economic Research; a special advisor to the Asia Pacific Financial Forum; and a member of the Board of Governors of the Asia Pacific Risk & Insurance Association. Mr. Morrissey received his Bachelor of Arts in Political Science from Boston College and his Masters of Business Administration from Dartmouth College. He has completed the Harvard Business School Corporate Finance Program, and is a Chartered Financial Analyst. Mr. Morrissey became a director for PLC in 2020. We believe that Mr. Morrissey’s knowledge of the fundamentals of the life insurance industry, his extensive experience in executive positions at wide-ranging insurance companies, and his service on various boards and committees makes him a valuable member of the PLC Board.

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

William A. Terry – Director of PLC. Mr. Terry is an independent consultant to Regions Bank, N.A. and Chairman Emeritus of Highland Associates, Inc. He currently serves as the President and Chairman of the Birmingham Southern College Foundation. He is a founder and, until August 1, 2019, served as Chairman of Highland Associates, Inc., an investment advisory firm for not-for-profit health care organizations, foundations, endowments, and select individuals. He serves as a member and director of Alabama Capital Network, LLC. He previously served as a managing member and director of Highland Strategies, LLC until March 2018. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for PLC in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

W. Michael Warren, Jr. – Chairman of the Board of PLC. Mr. Warren is President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, freestanding pediatric healthcare center. Prior to joining Children’s in January 2008, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony Board of Directors, and the American

Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for PLC in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

Tatsusaburo Yamamoto – Director of PLC. Mr. Yamamoto is the Managing Executive Officer Chief General Manager, North America of Dai-ichi and the President, Chief Executive Officer, and a director of DLI North America, Inc. Previously, Mr. Yamamoto has served as Managing Executive Officer of Dai-ichi Life and The Dai-ichi Life Insurance Company, Ltd. Prior to that, Mr. Yamamoto served as Executive Officer, Head of Asset Management Unit, for Dai-ichi Life Holdings, Inc. and Executive Officer and Head of Asset Management Unit for The Dai-ichi Life Insurance Company, Ltd. Mr. Yamamoto has served as a director of Janus Henderson Group plc. Mr. Yamamoto became a director for PLC in April 2020. Mr. Yamamoto earned a Bachelor of Arts in Economics degree from Waseda University in Tokyo, Japan. We believe that Mr. Yamamoto’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

Board Composition

The Company Board consists of three directors, and the PLC Board consists of ten directors. Dai-ichi Life, as the sole shareholder of PLC, has the right to elect, and has elected, all of the directors that serve on the PLC Board. PLC, as our sole shareholder, has the right to elect, and has elected, all of the directors that serve on the Company Board.

Director Independence

None of the Company’s securities are listed on, and the Company is not subject to the listing standards or rules of, any national securities exchange or automated inter-dealer quotation system of a national securities association. However, for purposes of disclosing the independence of our directors under applicable SEC rules, we have chosen to apply the independence standards of the NYSE. Our directors, Mr. Bielen and Mr. Walker, are officers of the Company and officers and employees of PLC and Mr. Temple is an officer and employee of the Company and an officer of PLC. During 2020, Carl S. Thigpen also served as an executive officer and on our board until his retirement on June 12, 2020. Accordingly, none of our directors qualifies as an independent director under the independence standards of the NYSE.

The Company’s parent, PLC, is a holding company that conducts substantially all of its business operations through its subsidiaries. The PLC Board oversees the business and affairs of PLC and, along with the Corporate Governance and Nominating Committee of the PLC Board (the “PLC Governance Committee”), conducts an annual assessment of the independence of the members of the PLC Board. While PLC’s securities are not listed on any national securities exchange or inter-dealer quotation system, the PLC Board assesses the independence of its directors under the NYSE’s independence standards. In February 2021, the PLC Governance Committee and the PLC Board evaluated the independence of the PLC directors after a review and discussion of information regarding each such director’s relationship with PLC, PLC’s subsidiaries and parent, PLC’s senior management, and their respective affiliates. After such review and discussion, the PLC Board affirmatively determined that the following non-employee directors of PLC, comprising six of PLC’s ten directors, are independent under NYSE independence standards: Ms. Leonard, Mr. McMahon, Mr. Morrissey, Mr. Spikes, Mr. Terry and Mr. Warren. The PLC Board also determined that all members of the PLC Audit Committee, the PLC Compensation Committee, and the PLC Governance Committee are independent under NYSE independence standards relating to membership on such committees.

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

In the event PLC amends or waives any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended, PLC intends to disclose these actions on PLC’s website.
Item 11.     Executive Compensation
Introduction

All compensation and related decisions for our named executive officers are made by the PLC Board upon the recommendation of the PLC Compensation Committee. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to Protective Life Insurance Company and “PLC” refers to Protective Life Corporation.
Compensation Discussion and Analysis
In this section, we describe the material components of PLC’s executive compensation program in 2020 for our named executive officers, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers
▪Richard J. Bielen, President and Chief Executive Officer of the Company and PLC;
▪Steven G. Walker, Executive Vice President and Chief Financial Officer of the Company and PLC;
▪D. Scott Adams, Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer of the Company and PLC;
▪Mark L. Drew, Executive Vice President, Chief Legal Officer of the Company and PLC and Secretary of PLC; and
▪Michael G. Temple, Vice Chairman and Chief Operating Officer of the Company and PLC.
Compensation Philosophy
The objectives of PLC’s executive compensation program are to: 1) attract and retain the most qualified executives; 2) reward them for achieving high levels of performance; and 3) align the interests of our executives with the interests of Dai-ichi, which is the sole stockholder of our corporate parent, PLC.
Principles of Compensation Program
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
Background of Compensation Program

In 2015, as a result of PLC’s merger with Dai-ichi Life (the “Merger”), PLC’s stock ceased to be publicly traded. The Compensation Discussion and Analysis and the related tables and disclosures that follow provide details regarding compensation programs for our named executive officers, which are administered by the PLC Compensation Committee, and which were originally restructured upon the Merger in 2015 to reflect the fact that PLC no longer had a publicly traded class of stock to use in PLC’s compensation programs.

The PLC Board has adopted the Protective Life Corporation Annual Incentive Plan (as amended and restated, the “AIP”) and the Protective Life Corporation Long-Term Incentive Plan (as amended and restated, the “LTIP”), under which annual and long-term cash incentives have been made available to our named executive officers and certain other PLC employees. For more information about these plans, please see “Adoption of Annual Incentive Plan and Long-Term Incentive Plan” in this Item 11.

None of our named executive officers are currently employed pursuant to an employment agreement with PLC or any subsidiary of PLC.
PLC Compensation Committee
The Compensation and Management Succession Committee of the PLC Board (“PLC Compensation Committee”), which consists of four independent PLC directors, oversees the compensation program for our executive officers. In 2020, the PLC Compensation Committee met four times.

Among its duties, the PLC Compensation Committee is responsible for formulating compensation and related recommendations for approval by the PLC Board, including with respect to:

▪policies and programs applicable to PLC’s executive officers (which includes our named executive officers);
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

The PLC Compensation Committee’s charter, which sets out its duties and responsibilities, can be found on PLC’s website at https://investor.protective.com/leadership-and-governance/bod-and-governance/governance-overview/default.aspx.

The PLC Compensation Committee retained Willis Towers Watson as an independent compensation consultant for its 2020 compensation cycle, to review, assess and provide input with respect to certain aspects of PLC’s compensation program for our executive officers. In May 2020, the PLC Compensation Committee retained Meridian Compensation Partners, LLC, as an independent compensation consultant for its 2021 compensation cycle. The consultant reports directly to the PLC Compensation Committee with respect to these services, and the PLC Compensation Committee may replace the consultant at any time. The consultant gives the PLC Compensation Committee advice about: 1) the compensation provided to officers at other companies in the insurance industry, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation among the various elements; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular PLC Compensation Committee meetings and consult with the Chairperson of the PLC Compensation Committee (with or without management present) upon request. In 2020, Meridian Compensation Partners, LLC provided advice relating to how companies were navigating compensation matters during the COVID-19 pandemic. Willis Towers Watson previously advised the PLC Governance Committee on director compensation.

Compensation Committee Interlocks and Insider Participation
The Company does not have a separately designated compensation committee or other board committee which performs equivalent functions. Compensation decisions affecting our executive officers are made by the PLC Board and the

PLC Compensation Committee. During 2020, the members of the PLC Compensation Committee were Mr. McMahon (Chairperson), Mr. Spikes and Mr. Terry, Mr. Morrissey joined the PLC Compensation Committee on July 30, 2020.
None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) or board of directors of any other entity, whose executive officers served as a director of the Company Board or members of the PLC Board or the PLC Compensation Committee.
Compensation Peer Group
For 2020, the compensation consultant focused on the pay practices of a peer group of 14 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The PLC Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and PLC’s management. The consultant also provides a summary of compensation survey data for other companies to give the PLC Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2020 compensation cycle included:
•Lincoln National Corporation
•Principal Financial Group, Inc.
•Ameriprise Financial, Inc.
•Unum Group
•Reinsurance Group of America, Inc.
•CNO Financial Group, Inc.
•Assurant, Inc.
•Globe Life, Inc.
•Primerica, Inc.
•Voya Financial, Inc.
•Athene Holding, Ltd.
•American Equity Investment Life Holding Co.
•Equitable Holdings, Inc.
•Brighthouse Financial, Inc.
PLC’s compensation consultant, along with the PLC Compensation Committee and management, consider the composition of the peer group annually. PLC revised its peer group for 2020 by removing FBL Financial Group, Inc due to its relative size in comparison to PLC and PLC’s related increase in asset size. PLC believes that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing PLC’s compensation programs and performance to that of key competitors.
Pay for Performance
The PLC Compensation Committee is committed to tying executive compensation to PLC’s performance. To evaluate its implementation of this pay for performance philosophy, the PLC Compensation Committee members consider a wide range of information (including information they receive both as PLC Compensation Committee members and as PLC Board members), including: 1) PLC’s deployment of capital for acquisitions and products; 2) PLC’s adjusted operating earnings, the rate of growth of PLC’s adjusted operating earnings, and the degree of difficulty in achieving PLC’s earnings goals; 3) PLC’s financial strength (as measured by PLC’s statutory capital, risk-based capital (“RBC”), and rating agency ratings); 4) PLC’s budgets, expense management, and budget variances; and 5) pay for performance analyses prepared by the compensation consultant.

The PLC Compensation Committee does not place a particular weighting on any of these factors, but instead considers the information as a whole. Based on this ongoing review, the PLC Compensation Committee believes that PLC’s compensation program provides a strong link between company performance and the compensation of our officers.

Components of 2020 Compensation Program
The key components of PLC’s executive compensation program for our executive officers are: 1) base salaries; 2) annual cash incentive awards; 3) long-term cash incentives; and 4) retirement and deferred compensation plans.
The PLC Compensation Committee considers each component (separately and with the others) for our executive officers. The PLC Compensation Committee targets the total annual compensation package to be within a market competitive range of median pay levels for the compensation peer group. As part of this review, the PLC Compensation Committee considers the total “mix” of the base salary, annual cash incentive and long-term compensation delivered to our executive officers, and compares that compensation mix to the compensation mix of comparable officers at other companies. The annual incentive and long-term incentive components of the program are designed so above-average company performance will result in above-median total compensation, and below-average company performance will result in below-median total compensation. The PLC Compensation Committee does not have formal policies regarding these factors, but tries to make PLC’s practices generally consistent with the practices of the peer group.
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
Base Salaries
Base salary is the primary fixed portion of executive pay. It compensates individuals for performing their day-to-day duties and responsibilities and provides them with a level of income certainty. Salary adjustments have historically been made in late February/early March and have been effective March 1 of that year. In making its base salary recommendations to the PLC Board, the PLC Compensation Committee considers the responsibilities of the job, individual performance, the relative value of a position, experience, comparisons to salaries for similar positions in other companies, and internal pay equity. For the CEO, the PLC Compensation Committee also considers PLC performance. No particular weighting is given to any of these factors.
The PLC Compensation Committee reviewed the performance and base salaries of our named executive officers at its February 2020 meeting. At the recommendation of the PLC Compensation Committee, the PLC Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries) for our named executive officers, effective March 1, 2020: 1) Mr. Bielen, $875,000 (2.9%); 2) Mr. Walker, $490,000 (10.1%); 3) Mr. Adams, $439,000 (2.1%); 4) Mr. Drew, $542,000 (8.4%); and 5); and Mr. Temple, $600,000 (11.1%).

Annual Incentive Plan Awards

Officers and key employees of PLC, including our executive officers, are eligible for annual cash incentive opportunities under the AIP. The AIP’s purpose is to attract, retain, motivate, and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to PLC’s performance.

The PLC Compensation Committee recommends to the PLC Board for its approval the target annual incentive opportunities and performance objectives for our named executive officers for the current year. Historically, in recommending these target opportunities, the PLC Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight has been given to any of these factors. In February 2020, the PLC Board approved the terms of the 2020 annual incentive opportunities for our named executive officers. There are no guaranteed minimum payments for any officer under the AIP.

Payment of annual incentives is based on achievement of one or more performance goals. For 2020, the PLC Board established, at the recommendation of the PLC Compensation Committee, the following performance goals (weighted as shown in the table) for our named executive officers:

Goal (in millions, except percentages)	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
After-tax Adjusted Operating Income (60%)	$365	$430	$495
Value of New Business (30%)	$35	$70	$105
Expense Management (10%)(1)	$627	$609	$591
RBC below 350% (Negative modifier (20%))	350%	350%	350%

(1) Does not include expenses related to an acquisition which closed on January 1, 2021.

After-tax adjusted operating income, measured from January 1 through December 31, 2020, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income is calculated by adjusting “income before income tax” by excluding the following items:
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
Value of new business is measured as the expected value of new policies written from January 1 through December 31, 2020. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the 6.00% assumed cost of capital.
The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January 1 through December 31, 2020 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain non-deferred selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on PLC, and management fees paid to Dai-ichi Life. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.
RBC is the company action level “risk based capital” percentage of the Company as of December 31, 2020, determined as set forth in the applicable instructions established by the NAIC and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk PLC can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The PLC Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 350% on December 31, 2020. For a further discussion of RBC, refer to Note 21, Statutory Reporting Practices and Other Regulatory Matters, to the audited financial statements included in this Annual Report on Form 10-K.
The amount payable based on each of the above-described performance objectives can range from 50% (for performance at threshold levels) to 200% (for performance at or above maximum) of the portion of target award related to such performance objective. At the threshold level of performance, fifty percent (50%) of the allocable portion of the target award will be payable, with 100% payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. No amount is payable below the threshold level of performance. The PLC Compensation Committee recommends to the PLC Board for its determination the achievement of the performance objectives for the incentive opportunities granted to certain of our officers, including our named executive officers in the previous year. For other officers and managers, the PLC Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments.
At its February 25, 2021 meeting, the PLC Board determined that, in respect to 2020 performance: 1) PLC’s after-tax adjusted operating income was $411 million; 2) PLC’s value of new business was $153 million; 3) PLC’s expense management amount was $593 million (given that actual expenses were increased to include $4.3 million of expense modifiers); and 4) PLC’s RBC was approximately 490%.
Long-Term Incentive Awards
In connection with the Merger in 2015, the PLC Board approved a long-term incentive program that established a formula equity value for PLC under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of PLC’s business. Since 2015, the PLC Compensation Committee has annually granted three forms of long-term incentive awards (Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, as defined below) to our named executive officers under the program, the details of which were disclosed in PLC’s Annual Reports on Forms 10-K for the years ended December 31, 2016, 2017, and 2018 and in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those awards have vested and were earned in 2020.

Effective January 1, 2017, PLC adopted a new LTIP pursuant to which the aforementioned long-term incentive awards would be granted going forward. Effective January 1, 2018, PLC approved an amendment to the LTIP changing the definition of PL Tangible Book Value to exclude any cumulative effect adjustments from new accounting pronouncements.

On November 6, 2018, the PLC Board approved an amendment and restatement of the LTIP. The amendment and restatement of the LTIP, among other things, i) clarified that the PLC Compensation Committee can adjust the calculation of performance criteria, including PL Tangible Book Value (as defined in the LTIP), with respect to awards of Performance Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for PLC, ii) allowed the PLC Compensation Committee to adjust the definition and calculation of PL Tangible Book Value with respect to awards of Restricted Units under the LTIP in order to recognize certain special or nonrecurring situations or circumstances for PLC, iii) confirmed that the exercise by the PLC Compensation Committee of its authority to adjust the calculation of performance criteria with respect to Performance Units and Restricted Units does not constitute an amendment of an award, and iv) simplified the process for determining the composition of the committee of officers of PLC which is authorized to administer the LTIP in respect of certain participants in the LTIP.

On February 24, 2020, the PLC Board approved an amendment and restatement of the LTIP. The amendment and restatement of the LTIP, among other things, revised the definition of PL Tangible Book Value to include all dividends paid by the Company to Dai-ichi, during the performance period and to remove lost income on dividends paid to Dai-ichi from such definition. On February 25, 2021, the PLC Board approved an amendment and restatement of the LTIP to expand the scope of authority of the committee of officers of PLC which is authorized to administer the LTIP with respect to certain participants to include all non-Executive Officers.

In February 2020, the PLC Compensation Committee and the PLC Board determined a total target value of the long-term incentive awards to be granted to each named executive officer in 2020. Such awards again consisted of Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards, which will vest and may be earned on various dates in 2022 or 2023. In determining the total target value of long-term incentive awards in a given year, the PLC Compensation Committee considers a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term cash incentives provided to officers in similar positions at PLC’s peer companies, and internal compensation equity. No particular weight is given to any of these factors. In 2020, none of our named executive officers had a guaranteed minimum target amount for awards to be granted under the LTIP.

The PLC Compensation Committee considered a number of factors when it granted long-term incentive awards in 2020, including the desire to maintain the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of PLC’s long-term incentive awards granted to named executive officers to the value provided by PLC’s compensation peer group.
The 2020 long-term incentive opportunities for our named executive officers are comprised of three separate awards:
1.Performance Unit Awards: Performance Units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period from January 1, 2020 to December 31, 2022 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award (the “Performance Unit Awards”);
2.Restricted Unit Awards: Restricted Units are generally designed to vest in two equal installments on each of December 31, 2022 and December 31, 2023, are valued based on the tangible book value of PLC on the applicable vesting date and are generally subject to the named executive officer’s continued employment until such respective dates (the “Restricted Unit Awards”); and
3.Parent-Based Awards: A dollar denominated award that is generally designed to vest on December 31, 2022 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the three-year measurement period from January 1, 2020 to December 31, 2022 (the “Parent-Based Awards”).
Long-Term Incentive Awards Vested in 2020
The following long-term incentive awards were earned in 2020: i) the second tranche of the Restricted Unit Awards that were granted in 2017 (with a four-year vesting period); ii) the first tranche of the Restricted Unit Awards that were granted in 2018 (with a three-year vesting period); and iii) the Parent-Based Awards that were granted in 2018 (with a three-year vesting period). No amounts were earned with respect to the Performance Unit Awards that were granted in 2018 (with a three-year performance period that ended December 31, 2020) for 2020. The performance measures related to such awards had the following levels of achievement.

Restricted Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance
2017 Restricted Unit Awards (4-year vest)	Tangible Book Value per Unit	$5,001	$6,905	$132.64
2018 Restricted Unit Awards (3-year vest)	Tangible Book Value per Unit	$5,938	$7,116	$115.14

Parent-Based Awards:

Award	Performance Measure	Initial Dai-ichi Stock Value	Final Dai-ichi Stock Value	Percentage of Award Earned
2018 Parent-Based Awards	Dai-ichi stock performance	2,190 yen	1,610 yen	73.5%

Performance Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance	Actual Result for ROE or COE Performance Measure	Percentage of Award Earned
2018 Performance Unit Awards	50% based on Tangible Book Value per Unit x ROE Performance (%)	$5,938	$7,116	$115.14	5.20%	0%
	50% of awards based on Tangible Book Value per Unit x Cumulative Operating Earnings (“COE”) Performance ($)	$5,938	$7,116	$115.14	$1,231	0%

The amounts paid to our named executive officers based upon the applicable levels of achievement of these awards are set forth in the “Non-equity incentive plan compensation - 2020” column of the Summary Compensation Table and the applicable footnote thereto.

Performance Unit Awards Granted in 2020

The purpose of the Performance Unit Awards is to encourage our named executive officers to focus on earnings growth and returns on equity. The number of units subject to each Performance Unit Award granted in 2020 is determined by dividing 60% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of PLC’s applicable tangible book value per unit as of January 1, 2020. One-half of the units subject to each Performance Unit Award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 200% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.
Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned Attributable to ROE Objective
Less than 4.92%	—%
5.4%	100%
5.88%	200%
There will be straight-line interpolation between each level of average return on equity to determine the exact percentage of Performance Units earned.
Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Income (Dollars In Millions)	Percentage of Performance Units Earned Attributable to Operating Income Objective
Less than $1,246	0%
$1,385	100%
$1,524	200%
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

Restricted Unit Awards and Parent-Based Awards Granted in 2020

The purpose of the Restricted Unit Awards is to encourage our named executive officers to focus on retention and value creation. The number of Restricted Units subject to each Restricted Unit Award granted in 2020 was determined by dividing 30% of each named executive officer’s target long-term incentive opportunity by an amount equal to PLC’s applicable tangible book value per unit as of January 1, 2020. The Restricted Unit Awards vest in two equal installments on December 31, 2022 and December 31, 2023 and are valued at payout based on the tangible book value of PLC on the applicable vesting date.

The purpose of the Parent-Based Awards is to align PLC’s and the Company’s values with our parent company. The initial cash value of the Parent-Based Awards is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such Parent-Based Awards shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from January 1, 2020 to December 31, 2022, as measured based on the average value of such common stock in January 2020 and December 2022, respectively.

Payment of the Restricted Unit Awards and Parent-Based Awards will generally be contingent upon the officer being employed on the date of vesting, except that a named executive officer whose employment terminates due to death, disability, or retirement on or after normal retirement age under the terms of the Qualified Pension Plan will fully vest in such award. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Parent-Based Award, which will immediately vest, based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2020 and the retirement date, and the denominator of which is 36. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Restricted Units under the Restricted Unit Awards, which will immediately vest, based on multiplying 1) the number of unvested Restricted Units that would become vested at the applicable date by 2) a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2020 and the retirement date, and the denominator of which is (x) 36, in the case of the portion of the Restricted Units that would become vested at December 31, 2022, and (y) 48, in the case of the portion of the Restricted Units that would become vested at December 31, 2023.

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
Retirement and Deferred Compensation Plans
PLC believes it is important to provide its employees, including our named executive officers, with the opportunity to accumulate retirement savings. All similarly-situated employees earn benefits under PLC’s tax-qualified pension plan (“Qualified Pension Plan”) using the same formula. Benefits under PLC’s Qualified Pension Plan are limited by the Internal Revenue Code. PLC believes that it should provide retirement savings without imposing the restrictions on benefits contained in the Internal Revenue Code that would otherwise limit PLC’s employees’ retirement security. Therefore, like many large companies, PLC has implemented a nonqualified excess benefit pension plan (“Nonqualified Excess Pension Plan”) that makes up the difference between: 1) the benefit determined under the Qualified Pension Plan formula, without applying these limits; and 2) the benefit actually payable under the Qualified Pension Plan, taking these limits into account. All of our named executive officers participate in the Nonqualified Excess Pension Plan.

In addition, PLC provides a nonqualified deferred compensation plan (“DCP”) for our named executive officers and other key officers. Through December 31, 2020, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, or Parent-Based Awards are earned. Prior to the amendment to the DCP effective on January 1, 2019, certain senior officers were allowed a maximum deferral up to to 94% for Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards (for the Restricted Unit Awards and Parent-Based Awards, percentages were subject to reduction if the employee is eligible for early retirement).

Employees that contribute a portion of their salary, overtime and cash incentives to PLC’s tax-qualified 401(k) plan (“401(k) Plan”) receive a dollar-for-dollar company matching contribution, which may be at the maximum 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). For more information about these plans, see the “All Other Compensation Table”, “Pension Benefits”, and “Nonqualified Deferred Compensation Arrangements” in this Item 11.
Perquisites and Other Benefits
PLC has other programs that help us attract and retain key talent and enhance their productivity. In 2020, PLC provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers. PLC reimburses the officers for business-related meals in accordance with PLC’s regular policies. Officers pay for all personal meals. From time to time, our named executive officers also may use PLC’s tickets for sporting, cultural or other events for personal use rather than business purposes. On occasion, PLC provides our named executive officers with tax reimbursement payments with respect to sporting events, sporting club memberships, and spousal travel.
Company Aircraft Policy
PLC does business in every state in the United States and has offices in several states. PLC’s employees and officers, including our named executive officers, routinely use commercial air service for business travel, and PLC generally reimburses them only for the coach fare for domestic air travel. PLC also maintains a company aircraft program in order to provide for timely and cost-effective travel to these wide-spread locations.
Under this program, PLC does not operate any aircraft, own a hangar, or employ pilots. Instead, PLC has purchased a fractional interest in each of two aircraft. PLC pays a fixed annual fee per aircraft, plus a variable charge for hours actually flown, in exchange for the right to use the two aircraft for an aggregate of approximately 230 hours per year. Our directors, officers, and employees use these aircraft for selected business trips, and, in certain circumstances, a spouse or guest of a director or officer may accompany him or her on business-related travel. All travel under the program must be approved by the Chief Executive Officer. Whether a particular trip will be made on a Company aircraft or on a commercial flight depends, in general, upon the availability of commercial air service at the destination, the schedule and cost of the commercial air travel, the number of employees who are making the trip, the expected travel time, and the need for flexible travel arrangements.
Based on information provided by the prior compensation consultant, the PLC Compensation Committee has adopted a policy that allows the CEO (and the CEO’s guests) to use PLC aircraft for personal trips for up to 25 hours per year to reduce his personal travel time and thereby increase the time he can effectively conduct Company business. The hours of use under this policy are calculated based on the incremental hourly amount charged by the operating company to PLC, such that, where the operating company charges PLC for hours of use at less than a 1:1 ratio for a particular aircraft, such ratio is applied in determining the total number of hours deemed to be used by the CEO against the 25-hour limit. PLC does not provide tax reimbursement payments with respect to this air travel.
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
▪The three most highly compensated executive officers of the Company (as identified in the Summary Compensation Table of this Annual Report on Form 10-K) for the 2020 tax year; and
▪Any individual who has been a covered employee of PLC for any prior tax years, beginning January 1, 2018.

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
COVID-19 Considerations
As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, the COVID-19 pandemic has had a significant effect on PLC’s financial performance, which in turn has impacted the performance of its incentive plans. Although the payouts for the 2020 AIP for our named executive officers were 130% of target, the LTIP Performance Unit payouts from the 2018 grants was zero and the 2019 and 2020 Performance Unit grants are trending at or near zero. However, the Committee decided not to make any modifications to the 2020 AIP or any of the outstanding LTIP Performance Unit awards. The Committee was concerned, going forward, that the current incentive plan design did not have appropriate mechanisms to address the volatility and uncertainty that the pandemic may continue to have on PLC’s business. In particular, a zero LTIP Performance Unit payout for below threshold performance across multiple years would likely result in retention concerns for the leadership team. Beginning in 2021 the Committee has made adjustments to address this concern, including (i) widening the performance range and payout range for the After Tax Operating Income goal for the AIP and the After Tax Operating Income and Average Return on Equity goals for the LTIP Performance Unit awards, (ii) providing an enhancement to the 2021 LTIP awards, (iii) shifting the mix of LTIP awards to have a heavier weight on time-based awards, (iv) changing the vesting schedule for Restricted Units to 100% vesting at 3 years, and (v) providing for a possible adjustment of the performance targets for Performance Unit awards, as applicable, if projected results are trending below threshold. In addition to addressing retention concerns, these adjustments will help to align compensation with market practices, ensure that there is reasonable pay for performance alignment for the benefit of Dai-ichi, PLC and plan participants, and set incentives to accommodate greater volatility and uncertainty in PLC’s financial and operational performance. Notwithstanding the foregoing, due to ongoing unprecedented uncertainty regarding the effects of the COVID-19 pandemic on the Company’s future financial performance, the Committee may revisit these program adjustments and/or apply discretion if external events out of management control materially adversely impact the performance of the incentive program.
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
Risk Assessment
The PLC Compensation Committee reviewed the determinations of the Enterprise Risk Management team’s assessment of PLC’s compensation policies as described in the Compensation Discussion and Analysis, which determinations concluded that PLC’s compensation program in 2020: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.

COMPENSATION COMMITTEE REPORT
The PLC Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the PLC Compensation Committee recommended to the Company Board that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE OF THE PLC BOARD
John J. McMahon, Jr., Chairperson
Jesse J. Spikes
William A. Terry
Michael Morrissey

Summary Compensation Table
The following table sets forth the total compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2020, 2019 and 2018.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-equity incentive plan compensation(1) ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
Richard J. Bielen	2020	$870,833	$—	$2,642,039	$2,833,979	$120,652	$6,467,503
President and Chief Executive Officer (principal executive officer)	2019	$838,333	$—	$5,143,079	$2,591,758	$259,340	$8,832,510
	2018	$775,000	$—	$4,376,964	$1,262,385	$200,496	$6,614,845
Steven G. Walker	2020	$482,500	$—	$723,825	$151,821	$45,812	$1,403,958
Executive Vice President and Chief Financial Officer (principal financial officer)	2019	$442,500	$—	$1,435,911	$180,838	$56,260	$2,115,509
	2018	$427,500	$—	$1,388,521	$61,911	$70,117	$1,948,049
D. Scott Adams (2) Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer	2020	$437,500	$—	$590,601	$119,446	$43,840	$1,191,387
Mark L. Drew(3) Executive Vice President, Chief Legal Officer; Secretary of PLC	2020	$535,000	$—	$772,535	$45,387	$50,328	$1,403,250
	2019	$497,500	$—	$1,456,053	$41,890	$61,491	$2,056,934
Michael G. Temple	2020	$590,000	$—	$1,044,395	$79,505	$54,180	$1,768,080
Vice Chairman and Chief Operating Officer	2019	$535,833	$—	$1,922,079	$76,401	$97,514	$2,631,827
	2018	$508,333	$—	$1,780,373	$55,602	$78,824	$2,423,132
(1)For 2020, these numbers include: (i) the following amounts of cash incentives that were paid on or prior to March 15, 2021, for 2020 performance under PLC’s AIP: Mr. Bielen, $1,706,300; Mr. Walker, $477,800; Mr. Adams, $371,000; Mr. Drew, $528,500; Mr. Temple, $702,000; (ii) the following amounts with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2018) that were paid in cash on or prior to March 15, 2021: Mr. Bielen, $387,734; Mr. Walker, $99,308; Mr. Adams, $86,355; Mr. Drew, $99,308; Mr. Temple, $142,486; (iii) the following amounts with respect to the second installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2017) that were paid in cash on or prior to March 15, 2021: Mr. Bielen, $382,998; Mr. Walker, $104,454; Mr. Adams, $96,496; Mr. Drew, $102,464; Mr. Temple, $139,272; and (iv) the following amounts of Parent-Based Awards that vested on December 31, 2020 (granted in 2018), and that were paid in cash on or prior to March 15, 2021: Mr. Bielen, $165,008; Mr. Walker, $42,263; Mr. Adams, $36,750; Mr. Drew, $42,263; Mr. Temple, $60,638.
(2)Mr. Adams was not a named executive officer for 2018 or 2019.
(3)Mr. Drew was not a named executive officer for 2018.
Discussion of Summary Compensation Table
Column (c)-Salary. These amounts include any portion of the named executive officer’s base salary for the applicable year that such officer contributed to PLC’s 401(k) Plan or deferred under PLC’s DCP. The Nonqualified Deferred Compensation Table has more information about our named executive officers’ participation in PLC’s DCP in 2020.
Column (g)-Non-equity incentive plan compensation. For 2020, these amounts reflect i) the cash incentives paid on or prior to March 15, 2021 for 2020 performance under PLC’s AIP, ii) the first installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2018) and that were paid on or before March 15, 2021, iii) the second installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2017) and that were paid on or before March 15, 2021, and iv) the Parent-Based Awards that vested on December 31, 2020 (granted in 2018), and that were paid on or prior to March 15, 2021. For 2019, these amounts reflect i) the cash incentives paid in 2020 for 2019 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2017-2019 performance period (granted in 2017), and that were paid in 2020, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2017) and that were paid in 2020, iv) the second installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2016) and that were paid in 2020, and v) the Parent-Based Awards that vested on December 31, 2019 (granted in 2017), and that were paid in 2020. For 2018, these amounts reflect i) the cash incentives paid in 2019 for 2018 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2016-2018 performance period (granted in 2016), and that were paid in 2019, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2016) and that were paid in 2019, iv) the second installment of the Restricted Unit Awards that vested on December 31, 2018 (granted in 2015) and that were paid in 2019, and v) the Parent-Based Awards that vested on December 31, 2018 (granted in 2016), and that were paid in 2019. These amounts are based on the achievement of performance goals under the AIP and the LTIP, as determined by the PLC Compensation Committee and the PLC Board. All amounts presented include any portion of the earned incentives that the named executive officer elected to contribute to PLC’s 401(k) Plan or defer under PLC’s DCP.

Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted in a particular year are not reflected in the Summary Compensation Table with respect to such year. These awards, which have multi-year performance periods, are instead reflected in the Summary Compensation Table in the year in which they are earned. The Grants of Plan-Based Awards Table and the narrative that accompanies such table provide information about the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards that were granted in 2020.
Column (h)-Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of the named executive officer’s benefits under PLC’s tax Qualified Pension Plan and PLC’s Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2020, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan	Total
Bielen	$171,189	$2,662,790	$2,833,979
Walker	$47,820	$104,001	$151,821
Adams	$45,736	$73,710	$119,446
Drew	$14,076	$31,311	$45,387
Temple	$21,452	$58,053	$79,505
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
Column (i)—All other compensation. For 2020, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Tax Gross Up	Other perquisites	Total
Bielen	$11,400	$63,673	$—	$372	$45,207	$120,652
Walker	$11,400	$19,264	$15,148	$—	$—	$45,812
Adams	$11,400	$17,579	$14,861	$—	$—	$43,840
Drew	$11,400	$22,068	$15,024	$636	$1,200	$50,328
Temple	$11,400	$27,701	$15,079	$—	$—	$54,180

401(k) Matching
PLC’s employees can contribute a portion of their salary, overtime and cash incentives to PLC’s 401(k) Plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the company match received by our named executive officers during 2020.
Nonqualified Deferred Compensation Plan Contributions
The table includes, with respect to each of the executives, supplemental matching contributions that PLC made under PLC’s DCP to each named executive officer’s account in 2020 with respect to the officer’s participation in PLC’s DCP during 2019 (“DCP Supplemental Matching Contribution”). The Nonqualified Deferred Compensation Table and accompanying narrative provide more information about the DCP.

Financial Planning Program
These amounts include the amounts PLC pays for the fees and travel expenses of the third party provider of PLC’s financial and tax planning program.
Tax Gross-Ups
These amounts include the amounts PLC pays in tax gross-ups during 2020 in connection with (i) a sporting club membership for Mr. Drew and (ii) spousal travel for Mr. Bielen.
Other Perquisites
These amounts include: i) the amount we paid for a sporting club membership for Mr. Drew ($1,200); ii) the amount we paid for spousal travel to: Mr. Bielen ($467); iii) the amount we paid for holiday gifts to the PLC Board to Mr. Bielen ($199); and iv) the estimated incremental cost that we incurred in 2020 for Mr. Bielen and his guests to use the Company aircraft for personal trips ($44,541).

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

Grants of Plan-Based Awards During 2020
The long-term incentive opportunities granted to our named executive officers in 2020 are comprised of three separate awards: 1) Performance Unit Awards; 2) Restricted Unit Awards; and 3) Parent-Based Awards.
PLC’s annual incentive awards for 2020 were granted pursuant to PLC’s AIP, based on target amounts for i) after-tax adjusted operating income, ii) value of new business, iii) expense management, and iv) risk-based capital.
This table presents information about: 1) the awards granted in 2020 pursuant to the LTIP which will vest in 2022 or 2023, depending on the type of award, and 2) the awards granted in 2020 pursuant to the AIP, which were paid in March 2021. All awards earned under the AIP and LTIP are payable in cash.

Grants of Plan-Based Awards Table

						Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Compensation Committee Meeting Date	Type of Award	Number of Units		Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)
Bielen		2/24/20	Annual Incentive	n/a		$656,250	(1)	$1,312,500	(1)	$2,625,000	(1)
	3/15/20	2/24/20	Performance Unit Awards	22,750	(2)	—	(2)	2,275,000	(2)	4,550,000	(2)
	3/15/20	2/24/20	Restricted Unit Awards	10,240	(3)	n/a		1,024,000	(3)	n/a
	3/15/20	2/24/20	Parent-Based Awards	3,413	(4)	n/a		341,250	(4)	n/a
Walker		2/24/20	Annual Incentive	n/a		$183,750	(1)	$367,500	(1)	$735,000	(1)
	3/15/20	2/24/20	Performance Unit Awards	6,000	(2)	—	(2)	600,000	(2)	1,200,000	(2)
	3/15/20	2/24/20	Restricted Unit Awards	2,700	(3)	—		270,000	(3)	n/a
	3/15/20	2/24/20	Parent-Based Awards	900	(4)	—		90,000	(4)	n/a
Adams		2/24/20	Annual Incentive	n/a		$142,700	(1)	$285,400	(1)	$570,800	(1)
	3/15/20	2/24/20	Performance Unit Awards	3,400	(2)	—	(2)	340,000	(2)	680,000	(2)
	3/15/20	2/24/20	Restricted Unit Awards	1,530	(3)	n/a		153,000	(3)	n/a
	3/15/20	2/24/20	Parent-Based Awards	510	(4)	n/a		51,000	(4)	n/a
Drew		2/24/20	Annual Incentive	n/a		$203,250	(1)	$406,500	(1)	$813,000	(1)
	3/15/20	2/24/20	Performance Unit Awards	6,000	(2)	—	(2)	600,000	(2)	1,200,000	(2)
	3/15/20	2/24/20	Restricted Unit Awards	2,700	(3)	n/a		270,000	(3)	n/a
	3/15/20	2/24/20	Parent-Based Awards	900	(4)	n/a		90,000	(4)	n/a
Temple		2/24/20	Annual Incentive	n/a		$270,000	(1)	$540,000	(1)	$1,080,000	(1)
	3/15/20	2/24/20	Performance Unit Awards	8,000	(2)	—	(2)	800,000	(2)	1,600,000	(2)
	3/15/20	2/24/20	Restricted Unit Awards	3,600	(3)	n/a		360,000	(3)	n/a
	3/15/20	2/24/20	Parent-Based Awards	1,200	(4)	n/a		120,000	(4)	n/a
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
(2)These amounts reflect the Performance Unit Awards granted to each named executive officer under the LTIP along with the estimated payouts at the threshold, target, and maximum amounts. The number of Performance Unit Awards determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions. The level of payout is tied to PLC’s ROE and cumulative after-tax adjusted operating income. These values reflect a reasonable estimate based on a value of each unit at $100 at the date of grant using the grant-date tangible book value of PLC.
(3)These amounts reflect the Restricted Unit Awards and target value of Restricted Unit Awards granted to each named executive officer under the LTIP.
(4)These amounts reflect the Parent-Based Awards and target value of the Parent-Based Awards granted to each named executive officer under the LTIP.
Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 24, 2020 meeting, the PLC Compensation Committee granted long-term incentive awards valued in the amounts reflected in the table with a grant date of March 15, 2020.
Column - Number of units.
These amounts reflect the number of each of the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted to our named executive officers in 2020. The threshold, target, and maximum value of each award is reflected in columns (c), (d), and (e), respectively.
Columns (e), (d), and (d) - Estimated possible payouts under non-equity incentive plan awards.
For a discussion of the performance targets and the estimated possible payouts under non-equity incentive plan awards, see “Annual Cash Incentive Awards” and “Long-Term Incentive Awards” in the Compensation Disclosure and Analysis above.

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

Any other provision in the AIP to the contrary notwithstanding, (i) the Compensation Committee shall have the right, in its sole discretion, to pay to any Participant an annual incentive payment for such year in an amount based on individual performance or any other criteria or the occurrence of any such event that the Compensation Committee shall deem appropriate, and (ii) the Compensation Committee may, in its sole discretion, provide for a minimum incentive payment to any or all, or any class of, Participants in respect of any calendar year, regardless of whether any applicable performance objectives are attained.

The PLC Compensation Committee may delegate any and all of its duties and responsibilities (including the selection of Participants) in respect of any Participants (other than PLC’s executive officers) to a committee of officers comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.

Unless the PLC Compensation Committee otherwise determines to pay the Participant a greater amount, if a Participant’s employment terminates due to death, disability or, if after at least six months of employment service to PLC during such year, due to normal or early retirement under the terms of the Qualified Pension Plan, the Participant shall receive an annual incentive payment equal to the amount the Participant would have received if the Participant had remained employed through the end of the year, pro-rated based on the number of days that elapsed during the year in which the termination occurs; provided, however, no such Participant will be eligible to receive an annual incentive payment for such year if such participant is subject to a reduction in force or the recipient of severance. Except as provided in the prior sentence, unless the PLC Compensation Committee shall determine to authorize a payment, no amount shall be payable to a Participant as an annual incentive award unless the Participant is still an employee of PLC or one of its subsidiaries on the date payment is made or such earlier date as the PLC Compensation Committee may specify.

The amended and restated AIP will continue in effect until otherwise amended or terminated by the PLC Board.

Long-Term Incentive Plan
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

Under the LTIP, the PLC Compensation Committee shall select the eligible participants (“LTIP Participants”), the number of Awards each LTIP Participant will be granted, and the performance criteria (if any) for each Award. In the case of Performance Units, the performance objectives shall be related to at least one of the following criteria, which may be determined solely by reference to the performance of PLC or a division or subsidiary or based on comparative performance relative to other companies: (i) pre-tax and/or after-tax adjusted operating income, operating earnings, net income, operating income, book value, embedded value or economic value added of PLC or a subsidiary, division or business unit (including measures on a per share basis) or the accumulated earnings of any of the foregoing, (ii) return on equity, assets or invested capital, (iii) assets, sales or revenues, or growth in assets, sales or revenues, of PLC or a subsidiary, division or business unit, iv) efficiency or expense management (such as unit cost), (v) risk management or third-party ratings, (vi) capital adequacy (including risk-based capital), (vii) investment returns or asset quality, (viii) premium income or earned premium, (ix) value of new business or sales, (x) negotiation or completion of acquisitions, financings or similar transactions, xi) customer service metrics, and (xii) such other reasonable criteria as the PLC Compensation Committee may determine. The PLC Compensation Committee may change the performance objectives applicable with respect to any Performance Units to reflect such factors, including changes in a LTIP Participant’s duties or responsibilities or changes in business objectives, as the PLC Compensation Committee shall deem necessary or appropriate.

The PLC Compensation Committee may delegate any and all of its authority (including the selection of LTIP Participants) with respect to any LTIP Participants (other than PLC’s executive officers) to a committee comprised of the President and Chief Executive Officer and any two or more of his or her direct reporting officers.

The LTIP provides for special payouts of awards upon certain change of control transactions of PLC as defined in the LTIP. In addition, in the case of Parent-Based Awards, the payouts will occur upon a change of control of Dai-ichi Life.

The LTIP provides that upon a termination of a LTIP Participant’s employment due to death, disability, or normal retirement, all Restricted Units and Parent-Based Awards will become fully vested and, unless the PLC Compensation Committee determines to provide for treatment that is more favorable to a Participant, all Performance Units will vest pro rata based on the LTIP Participant’s period of employment during the award period relative to the total length of the award period. The LTIP has special vesting provisions for the Awards upon a termination of employment due to early retirement and special vesting and payment provisions for termination after a major divestiture or reduction in force by PLC. In the case of a termination “for cause” (as defined in the LTIP), all vested and unvested awards are forfeited. Otherwise, unvested amounts generally are forfeited upon termination of employment See “Potential Payments upon Termination or Change of Control” in this Item 11 for more information.

Outstanding Equity Awards at December 31, 2020

Our named executive officers had no outstanding equity awards as of December 31, 2020.

Option Exercises and Stock Vested during 2020

In 2020, none of our named executive officers held any awards that were exercisable for, convertible into, or that may be settled for stock of the Company or PLC.

Pension Benefits
The following table contains information about benefits payable to our named executive officers upon their retirement under the terms of PLC’s “defined benefit” pension plans.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during last fiscal year ($) (e)
Bielen	Pension	30	$1,480,662	$—
	Excess Pension	30	12,030,932	—
	Total		$13,511,594	$—
Walker	Pension	19	$517,293	$—
	Excess Pension	19	692,645	—
	Total		$1,209,938	$—
Adams	Pension	15	$315,982	$—
	Excess Pension	15	425,118	—
	Total		$741,100	$—
Drew	Pension	4	$48,458	$—
	Excess Pension	4	112,417	—
	Total		$160,875	$—
Temple	Pension	8	$113,337	$—
	Excess Pension	8	267,347	—
	Total		$380,684	$—
(1)The number of years of service that are used to calculate the named executive officer’s benefit under each plan, as of December 31, 2020.
(2)The actuarial present value of the named executive officer’s benefit under each plan as of December 31, 2020.
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
Mr. Bielen is in the grandfathered group; Mr. Walker and Mr. Adams are in the non-grandfathered group; and Mr. Drew and Mr. Temple are in the post-2007 group.
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

If an employee retires on or after age 55 with at least 10 years of vesting service, the employee may take an “early retirement” benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Bielen, Mr. Walker, and Mr. Adams are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the Qualified Pension Plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the Qualified Pension Plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%).
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

Pursuant to the Nonqualified Excess Pension Plan’s change of control provision, an employee will receive a lump sum payment of his or her pre-2005 excess pension benefit in January immediately following the employee’s date of termination. Prior to the Merger in 2015, benefits under the Nonqualified Excess Pension Plan with respect to service before 2005 were paid at the same time and in the same form as the related benefits under PLC’s Qualified Pension Plan. For an employee’s post-2004 benefit, an employee will receive payment pursuant to the employee’s original payment election (lump sum or annuity) three or six months after termination, as applicable based on whether the employee is a “specified employee” under Section 409A of the Internal Revenue Code. For any distributions to an employee who was a participant in the Nonqualified Excess Pension Plan and employed on the date of the Merger in 2015, the more favorable lump sum factors will be used to calculate the benefit. These more favorable lump sum factors include the use of (a) the mortality table used for determining lump sum payment amounts under the Qualified Pension Plan, and (b) an interest rate equal to the lesser of (i) the sum of 0.75% and the yield on U.S. 10-year treasury notes at constant maturity as most recently published by the Federal Reserve Bank of New York, and (ii) the interest rate used for determining lump sum payment amounts under the Qualified Pension Plan. Payment is made from PLC’s general assets (and is therefore subject to the claims of PLC’s creditors), and not from the assets of the Qualified Pension Plan.

Nonqualified Deferred Compensation Arrangements
This table presents certain information about our named executive officers’ participation in nonqualified deferred compensation arrangements in 2020.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Bielen	$103,085	$63,673	$321,065	$497,231	$12,985,682
Walker	$19,112	$19,264	$30,437	$28,904	$2,277,045
Adams	$14,840	$17,579	$116,544	$—	$1,050,209
Drew	$197,621	$22,068	$77,066	$—	$636,790
Temple	$28,080	$27,701	$30,923	$—	$418,607
(1)These amounts include:
a.the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation earned and deferred by the officer in 2020 under the DCP: Mr. Bielen, $34,833.
b.the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2020 as compensation earned under the AIP with respect to 2020 performance and deferred by the officer in 2021 under the DCP: Mr. Bielen, $68,252; Mr. Walker, $19,112; Mr. Adams, $14,840; Mr. Drew, $100,000; and Mr. Temple, $28,080.
c.the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation earned under the LTIP with respect to awards vesting December 31, 2020 and deferred by the officer in 2021 under the DCP: Mr. Drew, $97,621.

(2)These amounts represent the DCP Supplemental Matching Contributions allocated to the officer’s account in 2020 with respect to the officer’s participation during 2019 in PLC’s DCP, the terms of which provide that the officer will not receive the matching contribution unless the officer is employed on the date of the allocation or terminated due to death, disability, or while eligible for normal or early retirement under PLC’s Qualified Pension Plan. PLC will incur the expense at the time of allocation. These DCP Supplemental Matching Contributions are reported in the Summary Compensation Table as compensation for 2020.
(3)These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements of PLC (with respect to periods prior to the Merger) and Annual Reports on Forms 10-K of PLC and the Company (for periods after the Merger): Mr. Bielen, $12,995,089; Mr. Walker, $2,237,136; Mr. Drew, $340,035; and Mr. Temple, $331,903.
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

Through December 31, 2020, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards are earned. Prior to the amendment to the DCP effective on January 1, 2019, certain senior officers were allowed a maximum deferral up to 94% for Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards (for the Restricted Unit Awards and Parent-Based Awards, percentages were subject to reduction if the employee is eligible for early retirement).

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

For 2020, the investment returns for each of the notional investment choices were:

Investment Choice	Return
BlackRock Total Return Fund	9.08%
Columbia Mid Cap Index Fund R5 (1)	13.36%
DFA Emerging Markets I	13.89%
DFA US Small Cap	11.17%
Dodge & Cox International Stock	2.10%
Dodge and Cox Stock	7.16%
Fidelity 500 Index Fund	18.40%
Fidelity Mid Cap Index (2)	17.11%
Fidelity US Bond Index (2)	7.80%
Wells Fargo Government Money Market Institutional	0.34%
JP Morgan Mid-Cap Growth R5	48.46%
Metropolitan West Low Duration Bond I	3.48%
T Rowe Price Growth Stock	36.93%
Pimco Real Return Institutional	12.09%
Templeton Foreign A	(0.49)%
Vanguard Total Bond Market Index - Admiral(1)	7.72%
Vanguard High-Yield Corporate Admiral(2)	5.39%
Vanguard Real Estate Index Admiral (2)	(4.65)%
Protective Life LIBOR Fund	1.36%
Fidelity International Index Fund	8.17%
(1) This fund was removed on May 4, 2020
(2) This fund was added on May 4, 2020

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

Potential Payments upon Termination or Change of Control
The information below describes and quantifies the compensation that would have accrued to our named executive officers upon a termination of each named executive officer’s employment or a change-in-control of PLC on December 31, 2020, under the AIP and the LTIP. However, the actual benefit to a named executive officer can only be determined at the time of the change-in-control event or such executive’s separation from PLC.
The benefits described below are in addition to benefits available generally to salaried employees upon a termination of employment, such as distributions of their remaining paid time off balance or distributions under the 401(k) Plan and PLC’s disability benefits.
As described in the Compensation Discussion and Analysis, none of our named executive officers are party to any written employment arrangements that provide for payments in the event of a change in control or termination of employment.
Annual Incentive Payments

Except as provided in the following sentence, unless the PLC Compensation Committee determines to authorize a payment, no amount will be payable to our named executive officers as an annual incentive award unless the named executive officer is still an employee of PLC or one of its subsidiaries on the date payment is made or such earlier date as the PLC Compensation Committee may specify. Unless the PLC Compensation Committee shall otherwise determine to pay the named executive officer a greater amount, if a named executive officer’s employment terminates due to death, disability (as determined in accordance with generally applicable Company policies) or, if after at least six months of employment service to PLC during such year, due to normal or early retirement under the terms of any retirement plan maintained by PLC or a subsidiary, such named executive officer shall receive an annual incentive payment equal to the amount the named executive officer would have received if the named executive officer had remained employed through the end of the year, multiplied by a fraction, the numerator of which is the number of days that elapsed during the year in which the termination occurs before and including the date of the named executive officer’s termination of employment and the denominator of which is 365; provided, however, the named executive officer will not be eligible to receive an annual incentive payment for such year if the named executive officer is subject to a reduction in force or the recipient of severance.
Long-Term Incentive Awards

Our named executive officers receive annually three types of long-term incentive awards under the LTIP: Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards. These awards are described in more detail in the Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards.

In the case of a change in control of PLC,
▪Our named executive officers will be deemed to have earned the greater of i) 100% of the Performance Units and ii) the percentage of such Performance Units that would derive from applying the schedules at Compensation Discussion and Analysis - Long-Term Incentive Awards through the date of the change in control event, and will be settled in cash within 45 days following the date of the change in control event, based upon PLC Change in Control Book Value Per Unit, (as defined in the LTIP), if available within 10 days before such payment date; or, if PLC Change in Control Book Value Per Unit is not then available, then 90% of the value of such Performance Units, based on the PL Tangible Book Value Per Unit, (as defined in the LTIP), determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of the PLC change in control, followed by an additional payment in respect of such Performance Units within 75 days of such Company change in control equal to the excess, if any, of i) the Change in Control Book Value Per Unit over ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control;

▪The Restricted Units will immediately vest in full and be settled in cash, within 45 days following the date of the change in control event, based upon PLC Change in Control Book Value Per Unit, if available within 10 days before such payment date; or, if PLC Change in Control Book Value Per Unit is not then available, then 90% of the value of such Restricted Units, based on the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control shall be paid within 45 days of PLC change in control, followed by an additional payment in respect of such Restricted Units within 75 days of such Company change in control equal to the excess, if any, of (i) PLC Change in Control Book Value Per Unit over (ii) 90% of the PL Tangible Book Value Per Unit determined as of the most recently reported quarterly balance sheet preceding such Company change in control; and

▪The Parent-Based Awards will vest immediately and be settled in cash within 60 days following the date of the change in control event, based on the Parent Stock Percentage (as defined in the LTIP) but the Final Parent Stock Value (as defined in the LTIP) shall be determined based on the average of the closing prices of Dai-ichi Life common stock on all trading days during the 30-calendar day period ended on the date on which PLC change in control occurs.

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

Unless the PLC Compensation Committee determines to provide for more favorable treatment, in the case of an early retirement of the named executive officer under the terms of PLC’s Qualified Pension Plan,

▪A pro-rated portion of the Performance Units that would otherwise be earned at the end of the performance period will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the award period, and the denominator of which is the total number of days in the award period;

▪A pro-rated portion of any unvested Restricted Units will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months the executive was employed by PLC during the applicable award period, and the denominator of which is the total number of months during the applicable award period (36 months in the case of the first tranche of the award and 48 months with respect to the second tranche of the award); and

▪A pro-rated portion of the Parent-Based Awards will immediately vest based on a fraction, the numerator of which is the number of complete and partial calendar months the executive was employed by PLC during the applicable award period, and the denominator of which is 36.

Unless the PLC Compensation Committee determines to provide for more favorable treatment, in the case of the death, disability, or retirement of the named executive officer on or after normal retirement age under the terms of the Qualified Pension Plan,
▪A pro-rated portion of the Performance Units that would otherwise be earned at the end of the performance period will be settled in cash based on a fraction, the numerator of which is the number of days the officer was employed during the applicable award period, and the denominator of which is the total number of days in the award period;

▪The Restricted Units will vest in full; and

▪The Parent-Based Awards will vest in full.

In the case of a special termination of the named executive officer, which consists of a termination of employment due to (i) a divestiture of a business segment or a significant portion of the assets of PLC or (ii) a significant reduction by PLC of its work force, the PLC Compensation Committee determines to what extent, and on what terms, any unvested Restricted Unit Awards, Parent-Based Awards, and any outstanding and unpaid Performance Unit Awards will be paid.

Unless the PLC Compensation Committee determines to provide for treatment that is more favorable, if a named executive officer’s employment is terminated other than for death, disability, normal or early retirement, special termination, or cause, any unvested Restricted Unit Awards, Parent-Based Awards, and any outstanding and unpaid Performance Unit Awards will be forfeited as of the date of the officer’s termination of employment. Unless the PLC Compensation Committee determines to provide for treatment that is more favorable, termination of a named executive officer’s employment for “cause” will result in a forfeiture of each type of award. "Cause" means any named executive officer's conviction or plea of nolo contendere to a felony, an act or acts of extreme dishonesty or gross misconduct, or violation of PLC’s Code of Business Conduct.

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

Long-Term Incentive Awards – Modification of Provisions for Certain Named Executive Officers

In November 2019, the PLC Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022 (which is the date on which he would be eligible for early retirement under the terms of PLC’s Qualified Pension Plan), all of his outstanding awards under the LTIP will vest on a pro rata basis (based on the number of months served during the applicable vesting or award period), with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period. For any retirement on or after July 1, 2022, all of Mr. Temple’s awards under the LTIP will vest in accordance with the terms of the applicable award agreements.

Nonqualified Deferred Compensation
Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation Table, and, unless a specific date of payment has been selected by the named executive officer, these amounts would be payable to each named executive officer upon termination of employment for any reason. In addition, a named executive officer whose employment terminated due to normal or early retirement, death, or disability would receive the DCP Supplemental Matching Contribution that would have been allocated under PLC’s DCP to each named executive officer’s account with respect to the officer’s service during 2020.

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

Termination Payments
The following tables and footnotes describe the potential payments to our named executive officers upon termination of employment as of December 31, 2020.

The tables do not include:

▪compensation or benefits previously earned by our named executive officers or incentive awards that were already fully vested;

▪the value of pension benefits that are disclosed in the 2020 Pension Benefits Table, except for any pension enhancement triggered by the event, if applicable;

▪the amounts payable under the DCP that are disclosed in the 2020 Nonqualified Deferred Compensation Table; or

▪the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees.

Change of Control

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had a change of control of PLC occurred on December 31, 2020.

Name	Performance Units(1)	Restricted Units(1)	Parent-Based Awards(1)	Total
Bielen	$4,656,355	$3,254,203	$774,750	$8,685,308
Walker	$1,159,626	$825,014	$194,570	$2,179,210
Adams	$742,016	$603,135	$133,625	$1,478,776
Drew	$1,159,626	$823,025	$194,570	$2,177,221
Temple	$1,559,074	$1,125,782	$265,268	$2,950,124

(1) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2020, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2020, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2020. In the event of such a termination of employment on December 31, 2020, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2020 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.

Death or Disability

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had his employment been terminated due to death or disability. Pursuant to the plans, upon normal retirement, a named executive officer would receive the same amount as he or she would receive due to death or disability. As of December 31, 2020, none of our named executive officers are eligible for normal retirement.

Name	2019 DCP Supplemental Matching Contribution	Performance Units(1)	Restricted Units(1)	Parent-Based Awards(1)	Annual Incentive Payments(2)	Total
Bielen	$61,685	$886,819	$3,445,413	$774,750	$1,706,300	$6,874,967
Walker	$19,116	$233,885	$874,134	$194,570	$477,800	$1,799,505
Adams	$16,164	$132,535	$633,141	$133,625	$371,000	$1,286,465
Drew	$—	$233,885	$872,144	$194,570	$528,500	$1,829,099
Temple	$27,752	$311,849	$1,191,713	$265,268	$702,000	$2,498,582

(1) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2020, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2020, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2020. In the event of such a termination of employment on December 31, 2020, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2020 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(2) Represents the amounts that were earned and paid to the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2020 (which amounts are also reflected in the Summary Compensation Table).

Early Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had his employment been terminated due to early retirement on December 31, 2020.

Name	2020 DCP Supplemental Matching Contribution	Performance Units(3)	Restricted Units(3)	Parent-Based Awards(3)	Annual Incentive Payments(4)	Total
Bielen	$61,685	$886,819	$2,035,828	$461,495	$1,706,300	$5,152,127
Walker	$19,116	$233,885	$516,545	$114,788	$477,800	$1,362,134
Adams	$16,164	$132,535	$406,227	$84,892	$371,000	$1,010,818
Drew (1)	$—	$—	$—	$—	$—	$—
Temple(2)	$27,752	$311,849	$709,913	$158,373	$—	$1,207,887

(1) Mr. Drew would not be eligible for early retirement on December 31, 2020.
(2) Mr. Temple would not be eligible for early retirement on December 31, 2020. In November 2019, the Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022, all of his outstanding awards under the LTIP will vest on a pro rata basis, with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period.
(3) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2020, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2020, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2020. In the event of such a termination of employment on December 31, 2020, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2020 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(4) Represents the amounts that were earned and paid to the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2020 (which amounts are also reflected in the Summary Compensation Table).

Other Termination (other than for “cause”)

The table set forth below shows the cash payments and other benefits that would have been payable to Mr. Temple or Mr. Drew had his employment been terminated (other than for “cause” or for one of the reasons specified in the tables above) on December 31, 2020. Mr. Drew and Mr. Temple are our only named executive officers who would not be eligible for normal or early retirement on December 31, 2020. for Mr. Bielen, Mr. Walker, and Mr. Adams, for any termination other than “for cause”, the payments are reflected above in the “Early Retirement” table.

Name	Restricted Units(1)	Parent-Based Awards	Total
Bielen	$—	$—	$—
Walker	$—	$—	$—
Adams	$—	$—	$—
Drew	$201,773	$42,263	$244,036
Temple	$281,758	$60,638	$342,396

(1) The amounts in these columns include the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the second installment of the 2017 Restricted Units (which amounts are also reflected in the Summary Compensation Table).
(2) For Mr. Temple, this table reflects the assumption that he did not have a mutually agreed upon separation from service. The amounts payable to Mr. Temple in the event of a mutually agreed upon separation from service are reflected in the “Early Retirement” table.

Compensation Policies and Practices as Related to Risk Management

The PLC Compensation Committee meets at least once a year with PLC’s Chief Risk Officer to review incentive compensation arrangements across PLC in order to identify any features that might encourage unnecessary or excessive risk taking. In conducting this review, PLC considered numerous factors pertaining to each such program, including the following: the purpose of the program; the design of the plan, including risk adjustments; the number of participants, as well as key employees or employee groups; the total amount that could be paid under the program; the ability of the participants to take actions that could influence the calculation of the compensation payable; the scope of the risks that could be created by actions taken; alignment with PLC’s risk appetite; and the manner in which PLC’s risk management policies and practices serve to reduce these risks. Based on this review, PLC has concluded that none of PLC’s compensation programs create risks that are reasonably likely to have a material adverse effect on PLC.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the Company’s employees and the annual total compensation of Mr. Bielen, our CEO and President.
For 2020:
•the median of the annual total compensation of all employees of the Company (other than our CEO) was $81,644; and
•the annual total compensation of our CEO was $6,467,876.
Based on this information, for 2020 our estimate of the ratio of the total compensation of Mr. Bielen, our current CEO and President, to the median of the annual total compensation of all employees was 79 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the Company’s median employee and our CEO, the Company took the following steps:
1. We identified the Company’s employee population, consisting of full-time, part-time, and temporary employees, as of December 31, 2020.
2. To identify the “median employee” from the Company’s employee population, we compared the amount of Box 5 earnings (Box 5 is Medicare taxable wages and includes all forms of compensation) of the Company’s employees as reflected in the Company’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2020.
3. We identified a potential median employee using this compensation measure, which was consistently applied to all the Company’s employees included in the calculation. However, we determined that the median employee identified was not representative of the employee population because that employee does not work full-time hours. So for purposes of this pay ratio disclosure we designated the employed ranked immediately below the initially indicated employee as our median employee. The difference between the Box 5 W-2 earnings for the two employees was not material.

4. Once we identified the Company’s median employee, we combined all of the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $81,644.
5. With respect to the annual total compensation of our CEO, we included the amounts reported in the 2020 Summary Compensation Table included in this Annual Report on Form 10-K.
Given the different methodologies that various SEC reporting companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
Director Compensation
Company Board
The compensation of each of our directors, Mr. Bielen, Mr. Temple, and Mr. Walker, is discussed above in this Item 11.
Carl S. Thigpen served as a director and executive officer of the Company during 2020 until his retirement on June 12, 2020. Due to his having served as a director of the Company for a portion of 2020, this table contains information about Mr. Thigpen’s 2020 compensation.

Director Compensation Table
	Fees Earned or Paid in Cash	Non-equity Incentive Plan compensation	Change in pension value & nonqualified deferred compensation earnings	All other compensation	Total Compensation
Name	($)	($)	($)	($)	($)
(a)	(b)	(e)	(f)	(g)	(h)
Carl S. Thigpen	$248,044	$631,191	$1,627,272	$101,000	$2,607,507

Discussion of Director Compensation Table

Column (b) – Fees Earned or Paid in Cash. This amount reflects the amount of Mr. Thigpen’s salary earned in 2020.

Column (e) – Non-equity incentive plan compensation. This includes: (i) the following amounts of cash incentives that were paid on or prior to March 15, 2021, for 2020 performance under PLC’s AIP: $268,900; this amount was prorated due to Mr. Thigpen’s retirement on June 12, 2020; (ii) the following amounts with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2018) that were paid in cash on or prior to March 15, 2021: $142,486; (iii) the following amounts with respect to the second installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2017) that were paid in cash on or prior to March 15, 2021: $159,168; and (iv) the following amounts of Parent-Based Awards that vested on December 31, 2020 (granted in 2018), and that were paid in cash on or prior to March 15, 2021: $60,638.

Column (f) - Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of Mr. Thigpen’s benefits under PLC’s tax Qualified Pension Plan and PLC’s Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2020, the total change in the present value of pension benefits for Mr. Thigpen was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan	Total
Thigpen	$67,199	$1,560,073	$1,627,272

Column (g) - All Other Compensation. This amount includes the matching contribution under the 401(k) Plan ($11,400), supplemental matching contributions that PLC made under PLC’s DCP to Mr. Thigpen’s account in 2020 with respect to his participation in PLC’s DCP during 2019 ($29,600), and the amount paid pursuant to his consulting agreement ($60,000).

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

Pursuant to PLC’s policies, if the Chief Legal Officer’s Office determines that a transaction may require disclosure under SEC rules, the Chief Legal Officer’s Office will notify:

•the PLC Governance Committee, if the transaction involves one of our directors or director nominees; otherwise
•the PLC Audit Committee.

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

Related Party Transactions

Based on the information available to PLC’s Chief Legal Officer’s Office and to the PLC Board, except as described in Note 20 to the Notes to Consolidated Financial Statements, there have been no transactions between the Company and any related party since January 1, 2020, nor are any currently proposed, for which disclosure is required under the SEC rules.

Director Independence

For a discussion of the independence of our directors and PLC’s directors, see Item 10, “Directors, Executive Officers and Corporate Governance - Director Independence” above.

Item 14.     Principal Accountant Fees and Services
Fees Billed by KPMG LLP
The following table shows the aggregate fees billed by KPMG LLP for 2020 and 2019 with respect to various services provided to the Company and its subsidiaries.

	For The Year Ended December 31,
	2020	2019
	(Dollars in Millions)
Audit fees	$6.0	$6.3
Audit-related fees	0.2	0.3
Total	$6.2	$6.6
Audit Fees were for professional services rendered for the audits of our consolidated financial statements audits (GAAP and statutory basis) of certain of our subsidiaries, issuance of comfort letters and consents, assistance with review of documents filed with the SEC and other regulatory authorities, and expenses related to the above services.
Audit-Related Fees were for assurance and related services related to due diligence and accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
Pre-Approval Policy

The policy of the Company Board (which is deemed to be the Company’s audit committee under applicable SEC rules because the Company does not have a separately designated audit committee) is to pre-approve the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Company Board reviews and approves specific services and categories of services. Performance of any additional services or categories of services requires the separate pre-approval of the Company Board or one of its members who has been delegated pre-approval authority. The Company Board or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by KPMG LLP with respect to fiscal year 2020.

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
The Report of Independent Registered Public Accounting Firms which covers the financial statement schedules appears on pages 185 - 187 of this report. The following schedules are located in this report on the pages indicated.
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

EXHIBIT INDEX
Exhibit Number
*2.1	Master Agreement, dated as of April 10, 2013, by and among AXA Equitable Financial Services LLC, AXA Financial Inc. and Protective Life Insurance Company, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 12, 2013 (No. 001-31901).
*2.2	Master Transaction Agreement, dated as of January 18, 2018, by and among Protective Life Insurance Company, Protective Life Corporation, The Lincoln National Life Insurance Company, Lincoln National Corporation, Liberty Mutual Insurance Company, Liberty Mutual Fire Insurance Company and Liberty Mutual Group Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 22, 2018 (No. 001-31901).
*2.3	Master Transaction Agreement, dated as of January 23, 2019, by and among Protective Life Insurance Company, Great-West Life & Annuity Insurance Company, Great-West Life & Annuity Insurance Company of New York, The Canada Life Assurance Company and The Great-West Life Assurance Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 25, 2019 (No. 001-31901).
3.1	2020 Amended and Restated Charter of Protective Life Insurance Company dated as of December 30, 2020, filed filed herewith.
3.2	2020 Amended and Restated By-Laws of Protective Life Insurance Company dated as of December 30, 2020, filed herewith.
*4.1	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.2	Individual Certificate, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.3	Tax-Sheltered Annuity Endorsement, filed as Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.4	Qualified Retirement Plan Endorsement, filed as Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.5	Individual Retirement Annuity Endorsement, filed as Exhibit 4(e) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.6	Section 457 Deferred Compensation Plan Endorsement, filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.7	Qualified Plan Endorsement, filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.8	Adoption Agreement for Participation in Group Modified Guaranteed Annuity, filed as Exhibit 4(h) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.9	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.10	Endorsement - Group Policy, filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.11	Endorsement - Certificate, filed as Exhibit 4(k) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.12	Endorsement - Individual Contract, filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.13	Endorsement (Annuity Deposits) - Group Policy, filed as Exhibit 4(m) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.14	Endorsement (Annuity Deposits) - Certificate, filed as Exhibit 4(n) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.15	Endorsement (Annuity Deposits) - Individual Contract, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.16	Endorsement - Individual, filed as Exhibit 4(p) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.17	Endorsement - Group Contract/Certificate, filed as Exhibit 4(q) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.18	Endorsement - Individual, filed as Exhibit 4(r) to the Company’s Annual Report on Form 10-Q filed March 21, 2018 (No. 001-31901).

*4.19	Endorsement - Group Contract, filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.20	Endorsement - Group Certificate, filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.21	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(u) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.22	Endorsement (“Free-Look”) - Group/Individual, filed as Exhibit 4(jj) to the Company’s Registration Statement on Form S-1 filed March 17, 2000 (No. 333-32784).
*4.23	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.24	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.25	Group Certificate, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.26	Endorsement - Free Look, filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.27	Endorsement - Settlement Option, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.28	Endorsement - Automatic Renewal, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.29	Endorsement - Traditional IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.30	Endorsement - Roth IRA, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.31	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(j) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.32	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(k) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.33	Form of Individual Modified Guaranteed Annuity Contract, filed as Exhibit 2 to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*4.34	Qualified Plan Endorsement, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.35	Waiver of Withdrawal Charge and Market Value Adjustment (for Unemployment), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.36	Waiver of Withdrawal Charge and Market Value Adjustment (for Terminal Condition or Nursing Facility Confinement), filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.37	Endorsement- Automatic Segment Renewal, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.38	Endorsement- Traditional IRA, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.39	Endorsement- Roth IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.40	Endorsement- Annuitization Bonus, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.41	Endorsement- Traditional IRA, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*4.42	Endorsement- Death Benefit Rider Schedule, filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*4.43	Endorsement- Waiver of Withdrawal Charge and Market Value Adjustment for Unemployment filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).

*4.44	Endorsement- Waiver of Withdrawal Charge and Market Value Adjustment for Terminal Condition or Nursing Facility Confinement filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No.333-235429).
*4.45	Endorsement- Annuitization Bonus filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*10.1	Bond Purchase Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*10.2	Escrow Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*10.3(a)	Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-31901).
*10.3(b)	First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2018 (No. 001-31901).
*10.4	Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-31901).
*10.5	Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).
*10.6	Master Agreement by and between Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2015 (No. 001-31901).
*10.7	Distribution Agreement by and between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 16, 2011, filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*10.8(a)	Second Amended Distribution Agreement between Protective Life Insurance Company (“Insurer”) and Investment Distributors, Inc. (“Distributor”) as revised June 18, 2018, filed as Exhibit 1(b) to the Company’s Registration Statement on From S-3/A filed on June 28, 2018 (File No. 333-222086).
*10.8(b)	Amendment No. 1 to Second Amended Distribution Agreement between Investment Distributors, Inc. and Protective Life Insurance Company is incorporated herein by reference to the Form N-4 Registration Statement, (File No. 001-31901) filed with the Commission on July 27, 2020.
*10.8(c)	Revised Schedule to Second Amended Distribution Agreement between Investment Distributors, Inc. and Protective Life Insurance Company is incorporated by reference to Pre-Effective Amendment No. 1 to the Form N-4 Registration Statement, (File No. 333-240192), filed with the Commission on November 24, 2020.
*10.9(a)†	Protective Life Corporation’s Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).
*10.10(b)†	Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of April 17, 2014, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).
*10.10(c)†	2016 Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of December 19, 2016, filed as Exhibit 10(a)(3) to Protective Life Corporation’s Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).
*10.11(a)†	Protective Life Corporation Annual Incentive Plan, effective January 1, 2018, filed as Exhibit 10.1 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).
*10.11(b)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, amended and restated as of November 6, 2018, filed as Exhibit 10.2(b) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).

*10.11(c)†	Protective Life Corporation 2017 Annual Incentive Plan, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
*10.11(d)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2020. (No. 001-31901).
10.11(e)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2021, filed herewith.
*10.12(a)†	Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2018, filed as Exhibit 10.2 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).
*10.12(b)†	Amendment One to the Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 11, 2018 (No. 001-11339).
*10.12(c)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, filed as Exhibit 10.1 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2018 (No. 001-11339).
*10.12(d)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, effective January 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2020.
10.12(e)†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, amended and restated as of February 25, 2021, filed herewith.
*10.13(a)†	2020 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.13(b)†	2019 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.11 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.13(c)†	2018 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.3(d) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
10.14(a)(1)†	2021 Parent-Based Award Letter of Protective Life Corporation, filed herewith.
10.14(a)(2)†	2021 Parent-Based Award Provisions of Protective Life Corporation, filed herewith.
*10.14(b)(1)†	2020 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.14(b)(2)†	2020 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.14(c)(1)†	2019 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.2 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.16(c)(2)†	2019 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.3 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
10.15(a)(1)†	2021 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
10.15(a)(2)†	2021 Performance Units Award Letter (enhanced) (for key officers) of Protective Life Corporation, filed herewith.
10.15(a)(3)†	2021 Performance Units Provision (for key officers) of Protective Life Corporation, filed herewith.
*10.15(b)(1)†	2020 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.15(b)(2)†	2020 Performance Units Provision (for key officers) of Protective Life Corporation, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.15(c)(1)†	2019 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.4 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.15(c)(2)†	2019 Performance Units Provisions (for key officers) of Protective Life Corporation, filed as Exhibit 10.5 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
10.16(a)(1)†	2021 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
10.16(a)(2)†	2021 Restricted Units Provisions of Protective Life Corporation, filed herewith.
*10.16(b)(1)†	2020 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.16(b)(2)†	2020 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).

*10.16(c)(1)†	2019 Restricted Units Award Letter of Protective Life Corporation (for key officers), filed as Exhibit 10.8 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.16(c)(2)†	2019 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.16(d)(1)†	2018 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.7(a) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.16(d)(2)†	2018 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.7(c) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
*10.17†	Form of Protective Life Corporation’s Indemnity Agreement for Officers, filed as Exhibit 10(h) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).
*10.18†	Form of Protective Life Corporation’s Director Indemnity Agreement, filed as Exhibit 10(c) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).
*10.19†	Protective Life Corporation’s Deferred Compensation Plan, as Amended and Restated as of January 1, 2019, filed as Exhibit 10.1 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019.
*10.20†	Consulting Agreement with Carl S. Thigpen, dated May 1, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2020 (No. 001-31901).
*10.21	Underwriting Agreement by and among the Company and Protective Equity Services, Inc., filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 (File No. 333-229837) filed on February 25, 2019.
14.1	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised June 8, 2020 filed herewith.
*14.2	Supplemental Policy on Conflict of Interest for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm (KPMG).
23.2	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference
†	Management contract or compensatory plan or arrangement
±	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act.
The Company hereby agrees to furnish a copy of any instrument that defines the rights of holders of long-term debt to the Securities and Exchange Commission, upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By:	/s/ PAUL R. WELLS
Paul R. Wells Chief Accounting Officer
March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. BIELEN	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2021
RICHARD J. BIELEN

/s/ MICHAEL G. TEMPLE	Vice Chairman, Chief Operating Officer, and Director	March 30, 2021
MICHAEL G. TEMPLE

/s/ STEVEN G. WALKER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2021
STEVEN G. WALKER

/s/ PAUL R. WELLS	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2021
PAUL R. WELLS

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2020
Retail Life and Annuity	$2,479,781	$18,483,084	$85	$10,913,608	$1,472,253	$1,008,016	$2,165,931	$116,021	$197,285	$86
Acquisitions	761,475	35,536,821	1,642	6,360,687	1,316,648	1,648,122	2,511,400	23,445	266,765	90,413
Stable Value Products	8,336	—	—	6,056,181	—	230,217	133,034	3,322	4,251	—
Asset Protection	170,092	40,116	779,397	—	107,454	23,379	75,468	65,684	92,408	105,121
Corporate and Other	—	47,873	682	68,766	11,041	(26,771)	14,704	—	214,180	11,047
Total	$3,419,684	$54,107,894	$781,806	$23,399,242	$2,907,396	$2,882,963	$4,900,537	$208,472	$774,889	$206,667
For The Year Ended December 31, 2019
Retail Life and Annuity	$2,416,616	$17,673,569	$91	$9,401,957	$1,171,275	$939,304	$1,765,392	$98,947	$208,588	$92
Acquisitions	924,090	36,175,786	1,991	6,386,506	1,172,557	1,532,605	2,236,701	10,693	232,169	42,290
Stable Value Products	5,221	—	—	5,443,752	—	243,775	144,448	3,382	2,774	—
Asset Protection	173,628	43,604	792,104	—	120,204	28,291	92,655	62,631	98,164	180,095
Corporate and Other	—	51,003	646	78,300	11,721	74,855	16,866	—	231,970	11,768
Total	$3,519,555	$53,943,962	$794,832	$21,310,515	$2,475,757	$2,818,830	$4,256,062	$175,653	$773,665	$234,245
For The Year Ended December 31, 2018
Retail Life and Annuity	$2,389,083	$16,368,180	$98	$8,746,968	$1,114,549	$888,079	$1,635,913	$141,191	$218,373	$93
Acquisitions	458,976	25,427,730	2,206	6,018,954	952,315	1,108,218	1,636,697	18,690	143,698	13,864
Stable Value Products	6,121	—	—	5,234,731	—	217,778	109,747	3,201	2,798	—
Asset Protection	172,150	51,702	766,641	—	193,936	25,070	111,249	62,984	156,897	189,283
Corporate and Other	—	53,006	675	82,538	12,198	99,757	17,646	—	252,344	12,191
Total	$3,026,330	$41,900,618	$769,620	$20,083,191	$2,272,998	$2,338,902	$3,511,252	$226,066	$774,110	$215,431
(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)Excludes Life Insurance.

See the accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Thousands)
For The Year Ended December 31, 2020:
Life insurance in-force	$785,197,477	$(244,588,150)	$206,049,944	$746,659,271		27.6%
Premiums and policy fees:
Life insurance	$2,660,816	$(894,438)	$934,351	$2,700,729	(1)	34.6%
Accident/health insurance	37,006	(23,351)	89,788	103,443		86.8
Property and liability insurance	278,540	(177,756)	2,440	103,224		2.4
Total	$2,976,362	$(1,095,545)	$1,026,579	$2,907,396
For The Year Ended December 31, 2019:
Life insurance in-force	$766,196,760	$(271,600,818)	$212,573,612	$707,169,554		30.1%
Premiums and policy fees:
Life insurance	$2,852,899	$(1,383,822)	$835,677	$2,304,754	(1)	36.3%
Accident/health insurance	42,248	(90,193)	41,406	(6,539)		(633.2)
Property and liability insurance	280,734	(106,430)	3,238	177,542		1.8
Total	$3,175,881	$(1,580,445)	$880,321	$2,475,757
For The Year Ended December 31, 2018:
Life insurance in-force	$765,986,223	$(302,149,614)	$135,407,408	$599,244,017		23.0%
Premiums and policy fees:
Life insurance	$2,681,191	$(1,249,906)	$626,283	$2,057,568	(1)	30.4%
Accident/health insurance	47,028	(30,126)	12,826	29,728		43.1
Property and liability insurance	284,323	(103,478)	4,857	185,702		2.6
Total	$3,012,542	$(1,383,510)	$643,966	$2,272,998
(1)Includes annuity policy fees of $162.8 million, $164.3 million, and $177.1 million, and for the years ended December 31, 2020, 2019, and 2018, respectively.

See the accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
As of December 31, 2020
Allowance for funded commercial mortgage loan credit losses	$4,884	$140,050	$80,239	$(3,009)	$222,164
As of December 31, 2019
Allowance for losses on commercial mortgage loans	$1,296	$3,938	$—	$(350)	$4,884

See the accompanying Report of Independent Registered Public Accounting Firm