Form 10-Q
period 2021-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2021-05-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of April 26, 2021:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED MARCH 31, 2021

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Revenues
Gross premiums and policy fees	$1,095	$896
Reinsurance ceded	(317)	(36)
Net premiums and policy fees	778	860
Net investment income	720	754
Realized gains (losses)	127	(301)
Other income	88	128
Total revenues	1,713	1,441
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2021 - $368; 2020 - $(31))	1,305	1,351
Amortization of deferred policy acquisition costs and value of business acquired	105	54
Other operating expenses, net of reinsurance ceded: (2021 - $53; 2020 - $60)	176	195
Total benefits and expenses	1,586	1,600
Income (loss) before income tax	127	(159)
Income tax expense (benefit)	25	(30)
Net income (loss)	$102	$(129)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Net income (loss)	$102	$(129)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: 2021 - $(469); 2020 - $(392))	(1,767)	(1,477)
Reclassification adjustment for investment amounts included in net income, net of income tax: (2021 - $(7); 2020 - $3)	(27)	10
Change in net expected credit losses, net of income tax: (2021 - $1; 2020 -$(2))	5	(7)
Change in accumulated (loss) gain - derivatives, net of income tax: (2021 - $1; 2020 - $(1))	2	(5)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2021 - $—; 2020 - $—)	—	1
Total other comprehensive loss	(1,787)	(1,478)
Total comprehensive loss	$(1,685)	$(1,607)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Assets
Fixed maturities, at fair value (amortized cost: 2021 - $66,371; 2020 - $65,696; allowance for credit losses: 2021 - $4; 2020 - $23)	$69,859	$72,595
Equity securities, at fair value (cost: 2021 - $717; 2020 - $635)	741	667
Commercial mortgage loans, net of allowance for credit losses (allowance for credit losses: 2021 - $171; 2020 - $222)	10,137	10,006
Investment real estate, net of accumulated depreciation	10	10
Policy loans	1,576	1,593
Other long-term investments	3,223	3,241
Short-term investments	661	462
Total investments	86,207	88,574
Cash	565	656
Accrued investment income	723	707
Accounts and premiums receivable	156	127
Reinsurance receivables, net of allowance for credit losses (allowance for credit losses: 2021 - $90; 2020 - $94)	4,649	4,596
Deferred policy acquisition costs and value of business acquired	3,707	3,420
Goodwill	826	826
Other intangibles, net of accumulated amortization (2021 - $326; 2020 - $312)	530	540
Property and equipment, net of accumulated depreciation (2021 - $66; 2020 - $61)	201	204
Other assets	176	270
Assets related to separate accounts
Variable annuity	12,699	12,378
Variable universal life	1,646	1,287
Reinsurance assumed	13,444	13,325
Total assets	$125,529	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Liabilities
Future policy benefits and claims	$53,619	$54,107
Unearned premiums	798	782
Total policy liabilities and accruals	54,417	54,889
Stable value product account balances	6,655	6,056
Annuity account balances	15,679	15,478
Other policyholders’ funds	1,515	1,865
Other liabilities	5,023	5,536
Income tax payable	112	85
Deferred income taxes	1,302	1,779
Debt	—	1
Subordinated debt	110	110
Secured financing liabilities	987	496
Liabilities related to separate accounts
Variable annuity	12,699	12,378
Variable universal life	1,646	1,287
Reinsurance assumed	13,444	13,325
Total liabilities	113,589	113,285
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	—	—
Common Stock, $1 par value, shares authorized and issued: 2021 and 2020 - 5,000,000	5	5
Additional paid-in-capital	8,525	8,525
Retained earnings	1,649	1,547
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2021 - $469; 2020 - $946)	1,764	3,558
Net unrealized gains (losses) on investments with an allowance for credit losses, net of income tax: (2021 - $1; 2020 - $(1))	3	(2)
Accumulated gain (loss) - derivatives, net of income tax: (2021 - $(2); 2020 - $(2))	(6)	(8)
Total shareowner’s equity	11,940	13,625
Total liabilities and shareowner’s equity	$125,529	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2020	$—	$5	$8,525	$1,547	$3,548	$13,625
Net income				102		102
Other comprehensive loss					(1,787)	(1,787)
Comprehensive loss						(1,685)
Balance, March 31, 2021	$—	$5	$8,525	$1,649	$1,761	$11,940

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2019	$—	$5	$8,405	$1,451	$1,413	$11,274
Net income				(129)		(129)
Other comprehensive loss					(1,478)	(1,478)
Comprehensive loss						(1,607)
Capital contributions			20			20
Cumulative effect adjustments				(138)		(138)
Balance, March 30, 2020	$—	$5	$8,425	$1,184	$(65)	$9,549

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Cash flows from operating activities
Net income (loss)	$102	$(129)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized (gains) losses	(127)	301
Amortization of DAC and VOBA	105	54
Capitalization of DAC	(139)	(107)
Depreciation and amortization expense	20	19
Deferred income tax	(17)	65
Accrued income tax	43	(93)
Interest credited to universal life and investment products	390	411
Policy fees assessed on universal life and investment products	(453)	(448)
Change in reinsurance receivables	(53)	(149)
Change in accrued investment income and other receivables	(40)	14
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(69)	(211)
Trading securities:
Maturities and principal reductions of investments	31	26
Sale of investments	144	123
Cost of investments acquired	(151)	(179)
Other net change in trading securities	(32)	2
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	68	84
Change in other liabilities	(139)	353
Other, net	24	28
Net cash (used in) provided by operating activities	$(293)	$164

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$2,197	$820
Sale of investments, available-for-sale	1,513	967
Cost of investments acquired, available-for-sale	(4,669)	(2,587)
Commercial mortgage loans:
New lendings	(358)	(355)
Repayments	268	226
Change in policy loans, net	17	18
Change in other long-term investments, net	(206)	302
Change in short-term investments, net	(164)	321
Net unsettled security transactions	100	(151)
Purchase of property, equipment, and intangibles	(7)	(9)
Net cash used in investing activities	$(1,309)	$(448)
Cash flows from financing activities
Secured financing liabilities	491	(268)
Capital contributions from parent	—	20
Deposits to universal life and investment contracts	1,865	1,549
Withdrawals from universal life and investment contracts	(843)	(786)
Other financing activities, net	(2)	(1)
Net cash provided by financing activities	$1,511	$514
Change in cash	(91)	230
Cash at beginning of period	656	213
Cash at end of period	$565	$443

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
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.
Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of PLC through December 31, 2020. On January 1, 2021, Shades Creek was merged with and into the Company, with the Company being the surviving entity. The Company accounted for the transaction pursuant to Accounting Standards Codification (“ASC”) 805-50 “Transactions between Entities under Common Control”. The transferred assets and liabilities of Shades Creek were recorded by the Company at their carrying value at the date of transfer. In accordance with ASC 805-50, all prior financial information has been recast to reflect this transaction as of the earliest period presented under common control, January 1, 2020.
Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. Since the initial declines at the beginning of the pandemic, equity markets have largely recovered. However, the pandemic continues to impact the Company’s earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2021.

Accounting Pronouncements Recently Adopted
Accounting Standards Update (“ASU” or “Update”) No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update remove certain exceptions to the general principles in Topic 740 related to intraperiod tax allocations, interim tax calculations, and outside basis differences. The amendments also clarify and amend guidance in certain other areas of Topic 740 in order to eliminate diversity in practice. The amendments in this Update are effective for public business entities in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this Update did not have a material impact on the Company’s operations and financial results.
Accounting Pronouncements Not Yet Adopted

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. In November 2020, FASB issued ASU No. 2020-11 - Financial Services - Insurance (Topic 944); Effective Date and Early Application which deferred the effective date to periods beginning after December 15, 2022. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

3.    INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Fixed maturities	$30	$39
Equity securities	(8)	(43)
Modco trading portfolios	(137)	(124)
Change in net expected credit losses - fixed maturities	5	(52)
Commercial mortgage loans	56	(95)
Other investments	—	(1)
Realized gains (losses) - investments	(54)	(276)
Realized gains (losses) - derivatives(1)	181	(25)
Realized gains (losses)	$127	$(301)

(1) See Note 5, Derivative Financial Instruments
Gross realized gains and gross realized losses on investments available-for-sale are as follows:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Gross realized gains	$31	$40
Gross realized losses:
Change in net expected credit losses - fixed maturities	$5	$(52)
Other realized losses	$(1)	$(1)

The chart below summarizes the fair value proceeds and the gains (losses) realized on securities the Company sold that were in an unrealized gain position and an unrealized loss position.

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Securities in an unrealized gain position:
Fair value proceeds	$1,090	$506
Gains realized	$31	$40

Securities in an unrealized loss position:
Fair value proceeds	$8	$—
Losses realized	$(1)	$(1)

The chart below summarizes the realized gains (losses) on equity securities sold during the period and equity securities still held at the reporting date.

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Net gains (losses) recognized during the period on equity securities still held	$(8)	$(43)
Net gains (losses) recognized on equity securities sold during the period	—	—
Net gains (losses) recognized during the period on equity securities	$(8)	$(43)
The amortized cost, gross unrealized gains, losses, allowance for expected credit losses, and fair value of the Company’s investments classified as available-for-sale are as follows:

As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$6,872	$89	$(58)	$—	$6,903
Commercial mortgage-backed securities	2,346	92	(11)	(2)	2,425
Other asset-backed securities	1,505	36	(4)	(1)	1,536
U.S. government-related securities	980	17	(37)	—	960
Other government-related securities	591	54	(3)	—	642
States, municipals, and political subdivisions	3,821	301	(3)	—	4,119
Corporate securities	47,342	3,364	(348)	(1)	50,357
Redeemable preferred stocks	213	4	(1)	—	216
	63,670	3,957	(465)	(4)	67,158
Short-term investments	552	—	—	—	552
	$64,222	$3,957	$(465)	$(4)	$67,710

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$6,510	$159	$(1)	$—	$6,668
Commercial mortgage-backed securities	2,429	128	(19)	(4)	2,534
Other asset-backed securities	1,546	40	(7)	(1)	1,578
U.S. government-related securities	1,492	26	(3)	—	1,515
Other government-related securities	622	96	(1)	—	717
States, municipals, and political subdivisions	3,902	519	(1)	—	4,420
Corporate securities	46,150	6,074	(99)	(18)	52,107
Redeemable preferred stocks	183	11	—	—	194
	62,834	7,053	(131)	(23)	69,733
Short-term investments	386	—	—	—	386
	$63,220	$7,053	$(131)	$(23)	$70,119

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$181	$209
Commercial mortgage-backed securities	213	214
Other asset-backed securities	175	163
U.S. government-related securities	35	91
Other government-related securities	32	30
States, municipals, and political subdivisions	282	282
Corporate securities	1,772	1,860
Redeemable preferred stocks	11	13
	2,701	2,862
Equity securities	23	20
Short-term investments	109	76
	$2,833	$2,958
The amortized cost and fair value of available-for-sale fixed maturities as of March 31, 2021, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars In Millions)
Due in one year or less	$1,626	$1,642
Due after one year through five years	12,386	12,921
Due after five years through ten years	13,803	14,580
Due after ten years	35,855	38,015
	$63,670	$67,158
The following chart is a rollforward of the available-for-sale allowance for expected credit losses on fixed maturities held by the Company:

	For The Three Months Ended March 31,
	2021				2020
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	ABS	Total
	(Dollars In Millions)
Beginning Balance	$18	$4	$1	$23	$—	$—	$—
Additions for securities for which allowance was not previously recorded	—	—	—	—	52	—	52
Adjustments on previously recorded allowances due to change in expected cash flows	(1)	(2)	—	(3)	—	—	—
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	—	—	—	—	—
Write-offs of previously recorded allowances due to intent or requirement to sell	(16)	—	—	(16)	—	—	—
Ending Balance	$1	$2	$1	$4	$52	$—	$52

The following table includes the gross unrealized losses, for which an allowance for credit losses has not been recorded, and fair value of the Company’s AFS fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$2,586	$(58)	$12	$—	$2,598	$(58)
Commercial mortgage-backed securities	247	(9)	29	(2)	276	(11)
Other asset-backed securities	182	(3)	137	(1)	319	(4)
U.S. government-related securities	438	(37)	—	—	438	(37)
Other government-related securities	65	(3)	—	—	65	(3)
States, municipals, and political subdivisions	78	(3)	4	—	82	(3)
Corporate securities	7,213	(280)	702	(68)	7,915	(348)
Redeemable preferred stocks	14	(1)	—	—	14	(1)
	$10,823	$(394)	$884	$(71)	$11,707	$(465)
Commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $2 million as of March 31, 2021. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $1 million as of March 31, 2021. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The corporate securities category had gross unrealized losses greater than twelve months of $68 million as of March 31, 2021, excluding losses of $1 million that were considered credit related. These losses are deemed temporary due to the delayed uneven recoveries from the COVID-19 pandemic, and the recent increase in treasury rates as of March 31, 2021.
As of March 31, 2021, the Company had a total of 845 positions that were in an unrealized loss position, including 6 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover. The Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$386	$(1)	$9	$—	$395	$(1)
Commercial mortgage-backed securities	263	(16)	30	(4)	293	(20)
Other asset-backed securities	146	(2)	326	(5)	472	(7)
U.S. government-related securities	311	(3)	1	—	312	(3)
Other government-related securities	19	—	7	(1)	26	(1)
States, municipals, and political subdivisions	34	(1)	5	—	39	(1)
Corporate securities	1,063	(33)	728	(66)	1,791	(99)
Redeemable preferred stocks	—	—	—	—	—	—
	$2,222	$(56)	$1,106	$(76)	$3,328	$(132)
As of March 31, 2021, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $3 billion and had an amortized cost of $3 billion. In addition, included in the Company’s trading portfolio, the Company held $134 million of securities which were rated below investment grade. The Company held $508 million of below investment grade securities that were not publicly traded.
The change in unrealized gains (losses), excluding the allowance for expected credit losses, net of income tax, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Fixed maturities	$(2,710)	$3,276

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$6,903	$—	$6,903
Commercial mortgage-backed securities	4	—	2,393	32	2,425
Other asset-backed securities	4	—	1,096	440	1,536
U.S. government-related securities	4	483	477	—	960
State, municipals, and political subdivisions	4	—	4,119	—	4,119
Other government-related securities	4	—	642	—	642
Corporate securities	4	—	48,951	1,406	50,357
Redeemable preferred stocks	4	150	66	—	216
Total fixed maturity securities - AFS		633	64,647	1,878	67,158
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	181	—	181
Commercial mortgage-backed securities	3	—	213	—	213
Other asset-backed securities	3	—	74	101	175
U.S. government-related securities	3	28	7	—	35
State, municipals, and political subdivisions	3	—	282	—	282
Other government-related securities	3	—	16	16	32
Corporate securities	3	—	1,761	11	1,772
Redeemable preferred stocks	3	11	—	—	11
Total fixed maturity securities - trading		39	2,534	128	2,701
Total fixed maturity securities		672	67,181	2,006	69,859
Equity securities	3	618		123	741
Other long-term investments(1)	3 & 4	64	1,271	289	1,624
Short-term investments	3	484	177	—	661
Total investments		1,838	68,629	2,418	72,885
Cash	3	565	—	—	565
Assets related to separate accounts
Variable annuity	3	12,699	—	—	12,699
Variable universal life	3	1,646	—	—	1,646
Total assets measured at fair value on a recurring basis		$16,748	$68,629	$2,418	$87,795
Liabilities:
Annuity account balances(2)	3	$—	$—	$66	$66
Other liabilities(1)	3 & 4	26	939	1,686	2,651
Total liabilities measured at fair value on a recurring basis		$26	$939	$1,752	$2,717

Measurement category 3 represents fair value through net income (loss) and 4 represents fair value through other comprehensive income (loss).
(1) Includes certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$6,668	$—	$6,668
Commercial mortgage-backed securities	4	—	2,502	32	2,534
Other asset-backed securities	4	—	1,143	435	1,578
U.S. government-related securities	4	1,015	500	—	1,515
State, municipals, and political subdivisions	4	—	4,420	—	4,420
Other government-related securities	4	—	717	—	717
Corporate securities	4	—	50,675	1,432	52,107
Redeemable preferred stocks	4	125	69	—	194
Total fixed maturity securities - AFS		1,140	66,694	1,899	69,733
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209	—	209
Commercial mortgage-backed securities	3	—	214	—	214
Other asset-backed securities	3	—	91	72	163
U.S. government-related securities	3	79	12	—	91
State, municipals, and political subdivisions	3	—	282	—	282
Other government-related securities	3	—	30	—	30
Corporate securities	3	—	1,843	17	1,860
Redeemable preferred stocks	3	13	—	—	13
Total fixed maturity securities - trading		92	2,681	89	2,862
Total fixed maturity securities		1,232	69,375	1,988	72,595
Equity securities	3	566	—	101	667
Other long-term investments(1)	3 & 4	52	1,285	299	1,636
Short-term investments	3	403	59	—	462
Total investments		2,253	70,719	2,388	75,360
Cash	3	656	—	—	656
Assets related to separate accounts
Variable annuity	3	12,378	—	—	12,378
Variable universal life	3	1,287	—	—	1,287
Total assets measured at fair value on a recurring basis		$16,574	$70,719	$2,388	$89,681
Liabilities:
Annuity account balances(2)	3	$—	$—	$67	$67
Other liabilities(1)	3 & 4	14	867	2,238	3,119
Total liabilities measured at fair value on a recurring basis		$14	$867	$2,305	$3,186

Measurement category 3 represents fair value through net income (loss) and 4 represents fair value through other comprehensive income (loss).
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
For a full description of the Company’s fair value calculations and accounting policies, refer to Note 5 in the Company’s Form 10-K for the year ended December 31, 2020.
Valuation of Level 3 Financial Instruments
The following tables present the valuation method for material AFS fixed maturity securities and embedded derivative financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments as of March 31, 2021 and December 31, 2020:

March 31, 2021	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	1.87% - 2.10% (2.02%)
Other asset-backed securities	440	Liquidation	Liquidation value	$96.50 - $98.38 ($97.17)
		Discounted cash flow	Liquidity premium	0.64% - 2.29% (1.66%)
			Paydown rate	8.88% - 12.47% (11.40%)
Corporate securities	1,406	Discounted cash flow	Spread over treasury	0.00% - 4.50% (1.79%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$418	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.20% - 0.85%
Embedded derivative - FIA	583	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70, 100% of the RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non-WB policies ages 70-81.
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.20% - 0.85%
Embedded derivative - IUL	179	Actuarial cash flow model	Mortality	36% - 161% of 2015
				VBT Primary Tables
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on
				duration/distribution channel
				and smoking class
			Nonperformance risk	0.20% - 0.85%

(1) Excludes modified coinsurance arrangements.
(2) Fair value is presented as a net liability.

December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	2.78% - 2.92% (2.87%)
Other asset-backed securities	435	Liquidation	Liquidation value	$95 - $97 ($96.19)
		Discounted cash flow	Liquidity premium	0.54% - 2.3% (1.63%)
			Paydown Rate	8.79% - 12.49% (11.39%)
Corporate securities	1,432	Discounted cash flow	Spread over treasury	0.00% - 4.75% (1.89%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$822	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - FIA	573	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for non-WB policies age 72-88
			Mortality	88% to 100% or Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - IUL	201	Actuarial cash flow model	Mortality	36% - 161% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.81%

(1) Excludes modified coinsurance arrangements.
(2) Fair value is presented as a net liability.
The charts above exclude Level 3 financial instruments that are valued using broker quotes and for which book value approximates fair value. Unobservable inputs were weighted by the relative fair value of instruments, except for other asset-backed securities which were weighted by the relative par amounts.
The Company has considered all reasonably available quantitative inputs as of March 31, 2021 and December 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $125 million and $116 million of financial instruments being classified as Level 3 as of March 31, 2021 and December 31, 2020, of which $109 million and $88 million were other asset-backed securities, $10 million and $17 million were corporate securities and $6 million and $11 million were equity securities, respectively.
In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2021 and December 31, 2020, the Company held $117 million and $90 million of financial instruments, respectively, where book value approximates fair value which was predominantly FHLB stock.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$32	$—
Other asset-backed securities	435	—	5	—	—	—	—	—	—	—	—	440	—
Corporate securities	1,432	—	1	—	(46)	10	(32)	—	—	41	—	1,406	—
Total fixed maturity securities - available-for-sale	1,899	—	6	—	(46)	10	(32)	—	—	41	—	1,878	—
Fixed maturity securities - trading
Other asset-backed securities	71	2	—	(1)	—	9	—	—	—	20	—	101	1
Other government-related securities	—	—	—	—	—	—	—	—	—	16	—	16	—
Corporate securities	18	—	—	(1)	—	—	(1)	—	—	(5)	—	11	—
Total fixed maturity securities - trading	89	2	—	(2)	—	9	(1)	—	—	31	—	128	1
Total fixed maturity securities	1,988	2	6	(2)	(46)	19	(33)	—	—	72	—	2,006	1
Equity securities	101	—	—	—	—	33	(6)	—	—	(5)	—	123	—
Other long-term investments(1)	298	36	—	(45)	—	—	—	—	—	—	—	289	(9)
Total investments	2,387	38	6	(47)	(46)	52	(39)	—	—	67	—	2,418	(8)
Total assets measured at fair value on a recurring basis	$2,387	$38	$6	$(47)	$(46)	$52	$(39)	$—	$—	$67	$—	$2,418	$(8)
Liabilities:
Annuity account balances(2)	$67	$—	$—	$(1)	$—	$—	$—	$—	$2	$—	$—	$66	$—
Other liabilities(1)	$2,239	$571	$—	$(18)	$—	$—	$—	$—	$—	$—	$—	1,686	553
Total liabilities measured at fair value on a recurring basis	$2,306	$571	$—	$(19)	$—	$—	$—	$—	$2	$—	$—	$1,752	$553

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2021, there were $79 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of March 31, 2021.
For the three months ended March 31, 2021, there were $12 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10	$—	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$10	$—
Other asset-backed securities	421	—	—	—	(7)	—	—	—	—	22	—	436	—
Corporate securities	1,374	—	2	—	(76)	24	(50)	—	—	7	(1)	1,280	—
Total fixed maturity securities - available-for-sale	1,805	—	3	—	(84)	24	(50)	—	—	29	(1)	1,726	—
Fixed maturity securities - trading
Other asset-backed securities	65	—	—	(2)	—	2	—	—	—	—	—	65	(2)
Corporate securities	11	—	—	—	—	2	—	—	—	—	—	13	—
Total fixed maturity securities - trading	76	—	—	(2)	—	4	—	—	—	—	—	78	(2)
Total fixed maturity securities	1,881	—	3	(2)	(84)	28	(50)	—	—	29	(1)	1,804	(2)
Equity securities	73	—	—	—	—	—	—	—	—	—	—	73	—
Other long-term investments(1)	210	14	—	(57)	—	—	—	—	(4)	—	—	163	(48)
Total investments	2,164	14	3	(59)	(84)	28	(50)	—	(4)	29	(1)	2,040	(50)
Total assets measured at fair value on a recurring basis	$2,164	$14	$3	$(59)	$(84)	$28	$(50)	$—	$(4)	$29	$(1)	$2,040	$(50)
Liabilities:
Annuity account balances(2)	$70	$—	$—	$(1)	$—	$—	$—	$—	$2	$—	$—	$69	$—
Other liabilities(1)	1,018	189	—	(433)	—	—	—	—	—	—	—	1,262	(244)
Total liabilities measured at fair value on a recurring basis	$1,088	$189	$—	$(434)	$—	$—	$—	$—	$2	$—	$—	$1,331	$(244)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended March 31, 2020, there were $30 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of March 31, 2020.
For the three months ended March 31, 2020, there were no securities transferred into Level 2 from Level 3.
Total realized and unrealized gains (losses) on Level 3 assets and liabilities are reported in either realized gains (losses) within the consolidated condensed statements of income or other comprehensive income (loss) within shareowner’s equity based on the appropriate accounting treatment for the item.
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

Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2021		December 31, 2020
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Millions)
Assets:
Commercial mortgage loans(1)	3	$10,137	$10,862	$10,006	$10,788
Policy loans	3	1,576	1,576	1,593	1,593
Other long-term investments(2)	2	1,190	1,251	1,186	1,283
Liabilities:
Stable value product account balances	3	$6,655	$6,762	$6,056	$6,231
Future policy benefits and claims(3)	3	1,545	1,567	1,580	1,603
Other policyholders’ funds(4)	3	105	112	102	108
Debt:(5)
Subordinated funding obligations	3	$110	$112	$110	$121

Except as noted below, fair values were estimated using quoted market prices.
(1) The carrying amount is net of allowance for credit losses.
(2) Other long-term investments represents a Modco receivable, which is related to invested assets such as fixed income and structured securities, which are legally owned by the ceding company. The fair value is determined in a manner consistent with other similar invested assets held by the Company.

(3) Single premium immediate annuity without life contingencies.
(4) Supplementary contracts without life contingencies.
(5) Excludes immaterial capital lease obligations.
5.    DERIVATIVE FINANCIAL INSTRUMENTS
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
For a full description of the Company’s derivatives instruments and accounting policies, refer to Note 6 in the Company’s Form 10-K for the year ended December 31, 2020.
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
The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Derivatives related to VA contracts:
Interest rate futures	$9	$1
Equity futures	(8)	31
Currency futures	6	12
Equity options	(46)	280
Interest rate swaps	(297)	409
Total return swaps	(69)	140
Embedded derivative - GLWB	405	(935)
Total derivatives related to VA contracts	—	(62)
Derivatives related to FIA contracts:
Embedded derivative	3	39
Funds withheld derivative	(3)	—
Equity futures	1	(8)
Equity options	23	(60)
Other derivatives	(1)	—
Total derivatives related to FIA contracts	23	(29)
Derivatives related to IUL contracts:
Embedded derivative	21	—
Equity futures	—	(2)
Equity options	3	(14)
Total derivatives related to IUL contracts	24	(16)
Embedded derivative - Modco reinsurance treaties	127	75
Derivatives with PLC(1)	—	(2)
Other derivatives	7	9
Total realized gains (losses) - derivatives	$181	$(25)

(1) The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated and a new portfolio maintenance agreement was entered into with PLC on that date.

The following table presents the components of the gain or loss on derivatives that qualify as a cash flow hedging relationship.
Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	Amount of Gains (Losses) Deferred in Accumulated Other Comprehensive Income (Loss) on Derivatives	Amount and Location of Gains (Losses) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement expenses	Realized gains (losses) - derivatives
	(Dollars In Millions)
For The Three Months Ended March 31, 2021
Foreign currency swaps	$2	$—	$—
Total	$2	$—	$—

For The Three Months Ended March 31, 2020
Foreign currency swaps	$(5)	$—	$—
Interest rate swaps	(1)	(1)	—
Total	$(6)	$(1)	$—
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1 million out of accumulated other comprehensive income (loss) into realized gains (losses) during the next twelve months.

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Millions)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,448	$104	$1,478	$185
Total return swaps	361	8	158	2
Derivatives with PLC(1)	4,272	—	4,076	—
Embedded derivative - Modco reinsurance treaties	1,478	68	1,249	101
Embedded derivative - GLWB	3,073	161	2,067	138
Embedded derivative - FIA	355	60	335	60
Interest rate futures	990	20	690	4
Equity futures	146	2	203	4
Currency futures	200	3	—	—
Equity options	7,887	1,198	7,208	1,142
	$20,210	$1,624	$17,464	$1,636
Other liabilities
Cash flow hedges:
Foreign currency swaps	$117	$7	$117	$10
Derivatives not designated as hedging instruments:
Interest rate swaps	1,384	—	1,354	—
Total return swaps	926	13	1,003	15
Embedded derivative - Modco reinsurance treaties	2,691	229	2,911	389
Funds withheld derivative	770	12	661	10
Embedded derivative - GLWB	6,744	579	7,749	960
Embedded derivative - FIA	4,084	643	3,889	633
Embedded derivative - IUL	379	179	357	201
Interest rate futures	383	15	415	3
Equity futures	106	2	190	5
Currency futures	—	—	264	4
Equity options	6,107	916	5,499	834
Other	338	56	304	55
	$24,029	$2,651	$24,713	$3,119

(1) The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated and a new portfolio maintenance agreement was entered into with PLC on that date.

6.    OFFSETTING OF ASSETS AND LIABILITIES
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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. There was no fair value of non-cash collateral received as of March 31, 2021 or as of December 31, 2020.

The tables below present the derivative instruments by assets and liabilities for the Company as of March 31, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,335	$—	$1,335	$950	$316	$69
Total derivatives, subject to a master netting arrangement or similar arrangement	1,335	—	1,335	950	316	69
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	68	—	68	—	—	68
Embedded derivative - GLWB	161	—	161	—	—	161
Embedded derivative - FIA	60	—	60	—	—	60
Total derivatives, not subject to a master netting arrangement or similar arrangement	289	—	289	—	—	289
Total derivatives	1,624	—	1,624	950	316	358
Total Assets	$1,624	$—	$1,624	$950	$316	$358

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$953	$—	$953	$950		$3
Total derivatives, subject to a master netting arrangement or similar arrangement	953	—	953	950	—	3
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	229	—	229	—	—	229
Funds withheld derivative	12	—	12	—	—	12
Embedded derivative - GLWB	579	—	579	—	—	579
Embedded derivative - FIA	643	—	643	—	—	643
Embedded derivative - IUL	179	—	179	—	—	179
Other	56	—	56	—	—	56
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,698	—	1,698	—	—	1,698
Total derivatives	2,651	—	2,651	950	—	1,701
Repurchase agreements(1)	854	—	854	—	—	854
Total Liabilities	$3,505	$—	$3,505	$950	$—	$2,555

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,337	$—	$1,337	$865	$290	$182
Total derivatives, subject to a master netting arrangement or similar arrangement	1,337	—	1,337	865	290	182
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	101	—	101	—	—	101
Embedded derivative - GLWB	138	—	138	—	—	138
Embedded derivative - FIA	60	—	60	—	—	60
Total derivatives, not subject to a master netting arrangement or similar arrangement	299	—	299	—	—	299
Total derivatives	1,636	—	1,636	865	290	481
Total Assets	$1,636	$—	$1,636	$865	$290	$481

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$871	$—	$871	$865	$4	$2
Total derivatives, subject to a master netting arrangement or similar arrangement	871	—	871	865	4	2
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	389	—	389	—	—	389
Funds withheld derivative	10	—	10	—	—	10
Embedded derivative - GLWB	960	—	960	—	—	960
Embedded derivative - FIA	633	—	633	—	—	633
Embedded derivative - IUL	201	—	201	—	—	201
Other	55	—	55	—	—	55
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,248	—	2,248	—	—	2,248
Total derivatives	3,119	—	3,119	865	4	2,250
Repurchase agreements(1)	—	—	—	—	—	—
Total Liabilities	$3,119	$—	$3,119	$865	$4	$2,250

(1) Borrowings under repurchase agreements are for a term less than 90 days.

7.    COMMERCIAL MORTGAGE LOANS
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2021, the Company’s commercial mortgage loan holdings were $10.3 billion, or $10.1 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.
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
Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. As of March 31, 2021, assuming the loans are called at their next call dates, $168 million of principal would become due for the remainder of 2021, $538 million in 2022 through 2026 and $10 million in 2027 through 2029.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2021 and December 31, 2020, $774 million and $806 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2021 and 2020, the Company recognized $7 million and $16 million, respectively, of participation commercial mortgage loan income.
As of March 31, 2021 and December 31, 2020, $1 million and $3 million, respectively, of invested assets consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the three months ended March 31, 2021 and 2020, the Company did not recognize any troubled debt restructurings transactions, respectively, as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. The Company did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2021 or during the three months ended March 31, 2020.
The Company provides certain relief under the Coronavirus Aid Relief, and Economic Security Act (“the CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the three months ended March 31, 2021, the Company modified 7 loans under the Loan Modification Program, representing $143 million in unpaid principal balance. As of March 31, 2021, since the inception of the CARES Act, there were 295 total loans modified under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. At March 31, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
The amortized cost basis of the Company's commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars In Millions)
As of March 31, 2021
Commercial mortgage loans:
Performing	$314	$1,443	$2,391	$1,560	$1,344	$3,255	$10,307
Non-performing	—	—	—	—	—	1	1
Amortized cost	$314	$1,443	$2,391	$1,560	$1,344	$3,256	$10,308
Allowance for credit losses	(2)	(18)	(35)	(34)	(31)	(51)	(171)
Total commercial mortgage loans	$312	$1,425	$2,356	$1,526	$1,313	$3,205	$10,137

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Millions)
As of December 31, 2020
Commercial mortgage loans:
Performing	$1,463	$2,442	$1,577	$1,344	$943	$2,458	$10,227
Non-performing						1	1
Amortized cost	$1,463	$2,442	$1,577	$1,344	$943	$2,459	$10,228
Allowance for credit losses	(21)	(46)	(55)	(37)	(25)	(38)	(222)
Total commercial mortgage loans	$1,442	$2,396	$1,522	$1,307	$918	$2,421	$10,006
The following tables provide a comparative view of the key credit quality indicators of the Loan-to-Value and Debt Service Coverage Ratio (“DSCR”):

	As of March 31, 2021			As of December 31, 2020
	Amortized Cost	% of Total	DSCR (2)	Amortized Cost	% of Total	DSCR (2)
	(Dollars In Millions)
Loan-to-Value(1)
Greater than 75%	$393	4%	0.05	$399	4%	0.05
50% - 75%	6,504	63%	1.02	6,557	64%	1.04
Less than 50%	3,411	33%	0.67	3,272	32%	0.63
Total commercial mortgage loans	$10,308	100%	1.74	$10,228	100%	1.72

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at March 31, 2021 and 54% at December 31, 2020.

(2) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio for March 31, 2021 and December 31, 2020 was 1.74x and 1.72x, respectively.

The ACL decreased by $58 million during the three months ended March 31, 2021, primarily as a result of improvement in the macroeconomic forecasts, as a result of COVID-19, used in the measurement of the ACL since the initial allowance was established.

	As of and For The Three Months Ended March 31, 2021	As of and For The Year Ended December 31, 2020
	(Dollars In Millions)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$222	$5
Cumulative effect adjustment	—	80
Charge offs	—	—
Recoveries	(5)	(3)
Provision	(46)	140
Ending balance	$171	$222

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$22	$—
Cumulative effect adjustment	—	10
Charge offs	—	—
Recoveries	—	—
Provision	(7)	12
Ending balance	$15	$22
As of March 31, 2021, the Company had a total of one loan of $1 million that was 90 days and greater delinquent. As of December 31, 2020, the Company had a total of one loan of $1 million that was 60-89 days delinquent.
The Company’s commercial mortgage loan portfolio consists of commercial mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate.
The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the three months ended March 31, 2021, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
As of March 31, 2021, the Company had one loan in a nonaccrual status with an allowance recorded. The recorded investment, unpaid principal balance, and average recorded investment was $1 million. As of December 31, 2020, the Company had one loan in a nonaccrual status with no related allowance recorded. The recorded investment, unpaid principal balance, and average recorded investment was $1 million.
Commercial mortgage loans that were modified in a troubled debt restructuring as of December 31, 2020 is shown below. The Company did not have any commercial mortgage loans that were modified in a troubled debt restructuring as of March 31, 2021.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In Millions)
As of December 31, 2020
Troubled debt restructuring:
Commercial mortgage loans	2	$2	$2

8.    MONY CLOSED BLOCK OF BUSINESS
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
Summarized financial information for the Closed Block as of March 31, 2021 and December 31, 2020 is as follows:

	As of
	March 31, 2021	December 31, 2020
	(Dollars In Millions)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,377	$5,406
Policyholder dividend obligation	234	580
Other liabilities	23	7
Total closed block liabilities	5,634	5,993
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,530	4,903
Commercial mortgage loans	65	68
Policy loans	587	596
Cash and other invested assets	80	46
Other assets	96	91
Total closed block assets	5,358	5,704
Excess of reported closed block liabilities over closed block assets	276	289
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - net of policyholder dividend obligation: 2021 - $147 and 2020- $493; and net of income tax: 2021 - $(31) and 2020 - $(104)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$276	$289

Reconciliation of the policyholder dividend obligation is as follows:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Policyholder dividend obligation, beginning balance	$580	$279
Applicable to net revenue (losses)	1	(7)
Change in net unrealized gains (losses) - allocated to the policyholder dividend obligation	(347)	(198)
Policyholder dividend obligation, ending balance	$234	$74
Closed Block revenues and expenses were as follows:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Revenues
Premiums and other income	$34	$35
Net investment income	48	51
Net realized gains (losses)	23	—
Total revenues	105	86
Benefits and other deductions
Benefits and settlement expenses	89	78
Other operating expenses	—	—
Total benefits and other deductions	89	78
Net revenues before income taxes	16	8
Income tax expense	3	2
Net revenues	$13	$6

9.    REINSURANCE
Allowance for Credit Losses – Reinsurance Receivables

The Company establishes an allowance for current expected credit losses related to amounts receivable from reinsurers (the “Reinsurance ACL”). Changes in the Reinsurance ACL are recognized as a component of benefits and settlement expenses. The Reinsurance ACL is remeasured on a quarterly basis using an internally developed probability of default (“PD”) and loss given default (“LGD”) model. Key inputs to the calculation are a conditional probability of insurer liquidation by issuer credit rating and exposure at default derived from a runoff projection of ceded reserves by reinsurer to forecast future loss amounts. Management’s position is that the rate of return implicit in the financial asset (i.e. the ceded reserves) is associated with the discount rate used to value the underlying insurance reserves; that is, the rate of return on the asset portfolio(s) supporting the reserves. For reinsurance receivable exposures that do not share similar risk characteristics with other receivables, including those associated with counterparties that have experienced significant credit deterioration, the Company measures the allowance for credit losses individually, based on facts and circumstances associated with the specific reinsurer or transaction.
As of March 31, 2021 and December 31, 2020, the Reinsurance ACL was $90 million and $94 million respectively. There were no write-offs or recoveries during the three months ended March 31, 2021 and 2020.

The Company had total reinsurance receivables of $4.6 billion as of March 31, 2021, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented 13% of total reinsurance receivables as of March 31, 2021. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of March 31, 2021, 76% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best, 75% were rated A+ or better, 13% were rated A, and 11% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.
10.    DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $1 billion. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $2 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2021. PLC had an outstanding balance of $385 million, as of March 31, 2021. PLC had a $190 million outstanding balance as of December 31, 2020.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2021, the fair value of securities pledged under the repurchase program was $917 million, and the repurchase obligation of $854 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the three months ended March 31, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,077 million. The average daily balance was $347 million (at an average borrowing rate of 17 basis points) during the three months ended March 31, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million, and the repurchase obligation of $437 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of March 31, 2021 and December 31, 2020, securities with a fair value of $129 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of March 31, 2021 and December 31, 2020, the fair value of the collateral related to this program was $133 million and $59 million and the Company has an obligation to return $133 million and $59 million of collateral to the securities borrowers, respectively.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of March 31, 2021 and December 31, 2020:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of March 31, 2021
	(Dollars In Millions)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$843	$74	$—	$—	$917
Total repurchase agreements and repurchase-to-maturity transactions	843	74	—	—	917
Securities lending transactions
Corporate securities	123	—	—	—	123
Equity securities	5	—	—	—	5
Redeemable preferred stocks	1	—	—	—	1
Total securities lending transactions	129	—	—	—	129
Total securities	$972	$74	$—	$—	$1,046

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2020
	(Dollars In Millions)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$366	$86	$—	$—	$452
Total repurchase agreements and repurchase-to-maturity transactions	366	86	—	—	452
Securities lending transactions
Fixed maturity securities	49	—	—	—	49
Equity securities	7	—	—	—	7
Redeemable preferred stocks	1	—	—	—	1
Total securities lending transactions	57	—	—	—	57
Total securities	$423	$86	$—	$—	$509

Golden Gate Captive Insurance Company

On October 1, 2020, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of PLICO, entered into a transaction with a term of 20 years, that may be extended to a maximum of 25 years, to finance up to $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by PLICO and West Coast Life Insurance Company, an indirect wholly owned subsidiary, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). The transaction is “non-recourse” to the Company, WCL, and PLICO, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of March 31, 2021, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.492 billion.

11.    COMMITMENTS AND CONTINGENCIES
The Company has entered into indemnity agreements with each of its current directors other than those that are employees of Dai-ichi Life that provide, among other things and subject to certain limitations, a contractual right to indemnification to the fullest extent permissible under the law. The Company has agreements with certain of its officers providing up to $10 million in indemnification. These obligations are in addition to the customary obligation to indemnify officers and directors contained in the Company’s governance documents.

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

A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: (1) remain in business with SRUS and be governed by the Rehabilitation Plan, or (2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option would pay 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. On January 15, 2021, the Receiver circulated a draft Amended Rehabilitation Plan (“Amended Plan”) with interested parties. The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remained in place. On March 16, 2021, the Receiver filed a draft Amended Plan, which contains the same proposed revisions as the draft he previously circulated on January 15, 2021. Later on March 19, 2021, the Receiver filed a proposed order asking the Court to revise the schedule to push back dates, including the deadline that the Receiver must file any modifications to the Amended Plan to May 3, 2021. A group of interested parties separately filed a Motion to Appoint a Special Master, and at the hearing on the Motion, held on March 26, 2021, the Court suspended all deadlines in the case to allow the Receiver and interested parties to meet and confer on a number of topics for 30 days. A joint status report was filed with the Court on May 7, 2021. It is anticipated that a new scheduling order will be entered in the near future.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of March 31, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of March 31, 2021 and December 31, 2020.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, December 31, 2019	$1,421	$(8)	$1,413
Other comprehensive income (loss) before reclassifications	2,048	(2)	2,046
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	24	—	24
Amounts reclassified from accumulated other comprehensive income (loss)(1)	63	2	65
Balance, December 31, 2020	3,556	(8)	3,548
Other comprehensive income (loss) before reclassifications	(1,767)	2	(1,765)
Other comprehensive income (loss) on investments in net expected credit losses	5	—	5
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(27)	—	(27)
Balance, March 31, 2021	$1,767	$(6)	$1,761

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  As of March 31, 2021 and December 31, 2020, net unrealized gains reported in AOCI were offset by $(1.0) billion and $(2.0) billion, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three months ended March 31, 2021 and 2020.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended March 31,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2021	2020
		(Dollars In Millions)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$—	$(1)
	Tax (expense) benefit	—	—
		$—	$(1)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$30	$39
	Change in net expected credit losses - fixed maturities	5	(52)
	Tax (expense) benefit	(8)	3
		$27	$(10)

(1) See Note 5, Derivative Financial Instruments for additional information

13.    OPERATING SEGMENTS
The Company has several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

•The Retail Life and Annuity segment primarily markets fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), bank-owned life insurance (“BOLI”), corporate-owned life insurance (“COLI”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent marketing organizations, and affinity groups.

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
•immediate impacts from changes in current market conditions on estimates of future profitability on variable annuity and variable universal life products, including impacts on deferred acquisition cost (“DAC”), value of business acquired (“VOBA”), reserves and other items, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

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
Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During the period ended March 31, 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions. Management believes this change enhances the understanding of the underlying performance trends of these products. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. The Company believes that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
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
There were no significant intersegment transactions during the three months ended March 31, 2021 and 2020.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Revenues
Retail Life and Annuity	$773	$532
Acquisitions	789	799
Stable Value Products	81	37
Asset Protection	71	74
Corporate and Other	(1)	(1)
Total revenues	$1,713	$1,441
Pre-tax Adjusted Operating Income (Loss)		s
Retail Life and Annuity	$(17)	$(11)
Acquisitions	77	75
Stable Value Products	31	25
Asset Protection	14	12
Corporate and Other	(51)	(41)
Pre-tax adjusted operating income	54	60
Non-operating income (loss)	73	(219)
Income before income tax	127	(159)
Income tax expense	(25)	30
Net income	$102	$(129)

Pre-tax adjusted operating income	$54	$60
Adjusted operating income tax expense	(9)	(16)
After-tax adjusted operating income	45	44
Non-operating income (loss)	73	(219)
Income tax (expense) benefit on adjustments	(16)	46
Net income	$102	$(129)

Non-operating income (loss)
Derivative gains (losses)	$181	$(25)
Investment gains (losses)	(54)	(276)
VA/VUL market impacts(1)	8	—
Less: related amortization(2)	87	(59)
Less: VA GLWB economic cost	(25)	(23)
Total non-operating income (loss)	$73	$(219)

(1)  Represents the immediate impacts on DAC, VOBA, reserves, and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

(2) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Net investment income
Retail Life and Annuity	$266	$253
Acquisitions	399	416
Stable Value Products	63	63
Asset Protection	6	8
Corporate and Other	(14)	14
Total net investment income	$720	$754

Amortization of DAC and VOBA
Retail Life and Annuity	$87	$(14)
Acquisitions	2	52
Stable Value Products	1	1
Asset Protection	15	15
Corporate and Other	—	—
Total amortization of DAC and VOBA	$105	$54

	Operating Segment Assets
	As of March 31, 2021
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$41,555	$54,851	$6,525
DAC and VOBA	2,635	892	10
Other intangibles	359	32	6
Goodwill	559	24	114
Total assets	$45,108	$55,799	$6,655

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$906	$16,629	$120,466
DAC and VOBA	170	—	3,707
Other intangibles	98	35	530
Goodwill	129	—	826
Total assets	$1,303	$16,664	$125,529

	Operating Segment Assets
	As of December 31, 2020
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$39,874	$55,628	$5,928
DAC and VOBA	2,480	762	8
Other intangibles	367	33	6
Goodwill	559	24	114
Total assets	$43,280	$56,447	$6,056

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$881	$19,813	$122,124
DAC and VOBA	170	—	3,420
Other intangibles	101	33	540
Goodwill	129	—	826
Total assets	$1,281	$19,846	$126,910

14.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to March 31, 2021, and through May 14, 2021, the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2020, included in our most recent Annual Report on Form 10-K.
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
•assets allocated to the MONY Closed Block benefit only the holders of certain policies; and adverse performance of Closed Block assets or adverse experience of Closed Block liabilities may negatively affect us;
•we depend on the ability of our subsidiaries to transfer funds to us to meet our obligations;

•our use of affiliate and captive reinsurance companies to finance statutory reserves related to our fixed annuity and term and universal life products and to reduce volatility affecting our variable annuity products may be limited or adversely affected by regulatory action, pronouncements, and interpretations;
General
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the novel coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, could adversely affect our operations and results;
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
For more information about the risks, uncertainties, and other factors that could affect our future results, please see Part II, Item 1A, Risk Factors, of this report.
IMPORTANT INVESTOR INFORMATION
We file reports with the United States Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through PLC’s website, https://investor.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
We also make available to the public current information, including financial information, regarding the Company and our affiliates on the Financial Information page of PLC’s website, https://investor.protective.com. We encourage investors, the media and others interested in us and our affiliates to review the information we post on our website. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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

•Retail Life and Annuity - We primarily market fixed universal life (“UL”), indexed universal life (“IUL”), variable universal life (“VUL”), level premium term insurance (“traditional”), bank-owned life insurance (“BOLI”), corporate-owned life insurance (“COLI”), fixed annuity, and variable annuity (“VA”) products on a national basis primarily through networks of independent insurance agents and brokers, broker-dealers, financial institutions, independent distribution organizations, and affinity groups.
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
Impact of COVID-19

Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption in the global economy and financial markets. These events impacted various operational and financial aspects of the Company’s business in 2020 and have and may continue to impact earnings throughout 2021 based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio.

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were impacted by the effects of the COVID-19 pandemic on mortality during the three months ended March 31, 2021. The COVID-19 pandemic has resulted in an increase in claims in the traditional life and universal life blocks. Throughout 2020, equity market volatility also resulted in significant earnings volatility due to the impact on variable product account values. Since the initial declines at the beginning of the pandemic, equity markets have largely recovered and variable account values have increased. The pandemic will continue to impact earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during 2020 included a negative impact on sales due to lower sales in the auto industry, a reduction in vehicle service and GAP claims as a result of the effect of less miles driven and lower general and administrative expenses, especially with respect to travel costs. While current trends remain positive, there remains uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2021 results, including a potential negative impact on sales if a resurgence in COVID-19 cases result in increased shut downs of economic activity or prolonged supply chain issues such as part and chip shortages continue to cause a reduction in auto production and inventories.

Commercial Mortgage Loans. We provide certain relief under the Coronavirus Aid Relief, and Economic Security Act (“the CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the three months ended March 31, 2021, we modified 7 loans under the Loan Modification Program, representing $143 million in unpaid principal balance. As of March 31, 2021, since the inception of the CARES Act, there were 295 total loans modified under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. At March 31, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
CRITICAL ACCOUNTING POLICIES
Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•immediate impacts from changes in current market conditions on estimates of future profitability on variable annuity and variable universal life products, including impacts on deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), reserves and other items, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.

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
Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During the period ended March 31, 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions. Management believes this change enhances the understanding of the underlying performance trends of these products. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.

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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax benefit (expense) and net income (loss):

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
Pre-tax Adjusted Operating Income (Loss)
Retail Life & Annuity	$(17)	$(11)	54.5%
Acquisitions	77	75	2.7%
Stable Value Products	31	25	24.0%
Asset Protection	14	12	16.7%
Corporate and Other	(51)	(41)	24.4%
Pre-tax adjusted operating income	54	60	(10.0)%
Non-operating income (loss)	73	(219)	n/m
Income (loss) before income tax	127	(159)	n/m
Income tax (expense) benefit	(25)	30	n/m
Net income (loss)	$102	$(129)	n/m

Pre-tax adjusted operating income	$54	$60	(10.0)%
Adjusted operating income tax expense	(9)	(16)	(43.8)%
After-tax adjusted operating income	45	44	2.3%
Non-operating income (loss)	73	(219)	n/m
Income tax expense on adjustments	(16)	46	n/m
Net income (loss)	$102	$(129)	n/m

Non-operating income (loss)
Derivative gains (losses)	$181	$(25)	n/m
Investment gains (losses)	(54)	(276)	(80.4)%
VA/VUL market impacts(1)	8	—	n/m
Less: related amortization(2)	87	(59)	n/m
Less: VA GLWB economic cost	(25)	(23)	8.7%
Total non-operating income (loss)	$73	$(219)	n/m

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

(2) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$576	$437	31.8%
Reinsurance ceded	(205)	33	n/m
Net premiums and policy fees	371	470	(21.1)%
Net investment income	266	253	5.1%
Realized gains (losses)	(22)	(20)	10.0%
Other income	44	41	7.3%
Total operating revenues	659	744	(11.4)%
BENEFITS AND EXPENSES
Benefits and settlement expenses	573	638	(10.2)%
Amortization of DAC/VOBA	48	68	(29.4)%
Other operating expenses	55	49	12.2%
Operating benefits and settlement expenses	676	755	(10.5)%
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(17)	(11)	54.5%
Non-operating income (loss):
Realized gains (losses)	114	(212)	n/m
Related benefits and settlement expenses	(12)	24	n/m
Related amortization of DAC/VOBA	(43)	82	n/m
VA/VUL market impacts(1)	5	—	n/m
Total non-operating income (loss)	64	(106)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$47	$(117)	n/m

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
Sales By Product
Traditional life(1)	$62	$70	(11.4)%
Universal life(1)	16	11	n/m
BOLI/COLI(2)	421	—	n/m
Fixed annuity(3)	443	613	(27.7)%
Variable annuity(3)	219	55	n/m
	$1,161	$749	55.0%
Average Account Values
Universal life	$7,698	$7,740	(0.5)%
Variable universal life(4)	1,147	852	34.6%
Fixed annuity(5)	11,818	10,464	12.9%
Variable annuity	11,929	11,094	7.5%
	$32,592	$30,150	8.1%
Average Life Insurance In-force(6)
Traditional	$404,683	$367,308	10.2%
Universal life	288,623	288,890	(0.1)%
	$693,306	$656,198	5.7%
Interest Spread - Fixed Annuities(7)
Net investment income yield	3.51%	3.92%
Interest credited to policyholders	2.41%	2.45%
Interest spread	1.10%	1.47%

	As of
	March 31, 2021	December 31, 2020	Percent Change
	(Dollars In Millions)
VA GLWB Benefit Base	$9,822	$9,817	0.1%
Account value subject to GLWB rider	$8,177	$8,035	1.8%

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

(2) BOLI sales are measured based on total premiums received. COLI sales represent expected premium within one year of policy issue date.
(3) Sales are measured based on the amount of purchase payments received less surrenders occurring within twelve months of the purchase payments.
(4) Includes general account balances held within VUL products.
(5) Includes general account balances held within VA products. Fixed annuity account value is net of non-affiliate reinsurance ceded.
(6) Amounts are not adjusted for reinsurance ceded.
(7) Interest spread on average general account values.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020
Pre-tax adjusted operating income
Pre-tax adjusted operating loss increased $6 million primarily due to unfavorable mortality experience of approximately $60 million, lower annuity investment spread of $8 million, and higher expenses of $5 million, partially offset by higher investment income on the life blocks of $17 million, favorable change in the guaranteed benefit reserve of $13 million, and a net favorable change in unlocking of $33 million as compared to prior year.

Net premiums and policy fees

Net premiums and policy fees decreased by $99 million driven by higher traditional life net premiums during the first quarter of 2020 primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.
Net investment income
Net investment income in the segment increased $13 million driven by higher liability balances in the universal life block, higher yields, partially offset by lower investment income in the traditional life block.

Other income

Other income increased $3 million due to higher fixed annuity fee income.

Benefits and settlement expenses

Benefits and settlement expenses decreased by $65 million driven by a $100 million decrease in reserves changes in the traditional life block due to fluctuations in the number of policies entering their post level period at the end of 2019, a net favorable change in unlocking of $2 million, and a decrease in fixed annuity guaranteed benefit reserves, offset in part by higher mortality experience of approximately $60 million and higher annuity credited interest. The net favorable change in unlocking is comprised of unfavorable unlocking of $7 million for 2021, as compared to unfavorable unlocking of $9 million for the prior year.

Amortization of DAC/VOBA

DAC/VOBA amortization decreased $20 million due to a favorable change in unlocking, offset in part by other unfavorable changes in universal life and annuity DAC/VOBA amortization related to changes in product cash flows. Segment results were negatively impacted by $13 million of unfavorable unlocking in 2021, as compared to $44 million of unfavorable unlocking in the prior year.
Other operating expenses
Other operating expenses increased $6 million primarily due to higher policy acquisition expense, higher ceding allowances, higher maintenance and overhead expenses, higher taxes, and higher commission expense, partially offset by favorable changes in legal expense accruals during the period.

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
Impact of reinsurance

Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 30,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(205)	$33	n/m
Other income	(1)	—	n/m
Total operating revenues	(206)	33	n/m
Realized gains (losses)	(4)	—	n/m
Total revenues	(210)	33	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	(263)	76	n/m
Amortization of DAC/VOBA	(1)	(1)	—%
Other operating expenses(1)	(45)	(51)	(11.8)%
Operating benefits and expenses	(309)	24	n/m
Benefits and settlement expenses related to realized gains (losses)	1	(2)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	(1)	5	n/m
Total benefits and expenses	(309)	27	n/m
NET IMPACT OF REINSURANCE	$99	$6	n/m

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

For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020

The higher ceded premiums and policy fees for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was driven by higher ceded premiums in the traditional life block due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.

Ceded benefits and settlement expenses were higher for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to higher mortality experience in the universal life and traditional life blocks and higher ceded reserves in the traditional life block due to fluctuations in the number of policies entering their post level period at the end of 2019.

Ceded other operating expenses decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, due to lower ceding allowances on the universal life and traditional life blocks. Ceded other operating expenses reflect the impact of reinsurance allowances, net of amounts deferred.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$442	$381	16.0%
Reinsurance ceded	(66)	(23)	n/m
Net premiums and policy fees	376	358	5.0%
Net investment income	399	416	(4.1)%
Realized gains (losses)	(3)	(3)	—%
Other income	7	50	(86.0)%
Total operating revenues	779	821	(5.1)%
BENEFITS AND EXPENSES
Benefits and settlement expenses	644	671	(4.0)%
Amortization of VOBA	(2)	11	n/m
Other operating expenses	60	64	(6.3)%
Operating benefits and expenses	702	746	(5.9)%
PRE-TAX ADJUSTED OPERATING INCOME	77	75	2.7%
Non-operating income (loss)
Realized gains (losses)	10	(22)	n/m
Related benefits and settlement expenses	(27)	(6)	n/m
Related amortization of VOBA	(5)	(41)	n/m
VA/VUL market impacts(1)	3	—	n/m
Total non-operating income (loss)	(19)	(69)	n/m
INCOME BEFORE INCOME TAX	$58	$6	n/m

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
Average Life Insurance In-Force(1)
Traditional	$232,140	$250,648	(7.4)%
Universal life	68,163	67,618	0.8%
	$300,303	$318,266	(5.6)%
Average Account Values
Universal life(2)	$15,424	$15,549	(0.8)%
Variable universal life	8,887	7,280	22.1%
Fixed annuity(2)	9,711	10,494	(7.5)%
Variable annuity	5,462	4,532	20.5%
	$39,484	$37,855	4.3%
Interest Spread - Fixed Annuities
Net investment income yield	3.98%	3.95%
Interest credited to policyholders	3.47%	3.28%
Interest spread(3)	0.51%	0.67%

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable products and is net of reinsurance ceded. Excludes structured annuity products.
(3) Interest spread on average general account values
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended March 31, 2021 as compared to The Three Months Ended March 31, 2020

Pre-tax adjusted operating income
Pre-tax adjusted operating income was $77 million, an increase of $2 million which was primarily driven by favorable unlocking, favorable mortality on payout annuities, and decreased expenses, partially offset by increased traditional life and universal life claims and expected runoff of the in-force blocks of business.

Operating revenues

Net premiums and policy fees increased $18 million, due to a change in the classification of certain policy fees, partially offset by lower traditional life net premiums during the first quarter of 2020 due to fluctuations in the number of policies entering their post level period at the end of 2019 and expected runoff of the in-force blocks of business.

Net investment income decreased $17 million due to expected runoff of the in-force blocks of business. Also, other income decreased $43 million due to a change in the classification of certain policy fees and a $15 million one-time gain in the prior year.

Operating expenses

Benefits and settlement expenses decreased $27 million, due to a decrease in reserve changes in the traditional life block due to fluctuations in the number of policies entering their post level period at the end of 2019, a decrease in payout annuity reserves due to increased deaths, a favorable change in unlocking, and expected runoff of the in-force blocks of business. This decrease was partly offset by higher traditional and universal life claims and higher annuity credited interest.

VOBA amortization decreased $13 million primarily due to favorable unlocking. Segment results were negatively impacted by $1 million of unfavorable unlocking in 2021, as compared to $12 million of unfavorable unlocking in the prior year.

Other operating expenses decreased $4 million primarily due to lower acquisition expense, lower maintenance and overhead expenses, lower taxes, and lower interest expense. This decrease was partly offset by higher commission expense during the current period.

 Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(66)	$(23)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	(80)	(10)	n/m
Other operating expenses	(7)	(7)	—%
Total benefits and expenses	(87)	(17)	n/m

NET IMPACT OF REINSURANCE(1)	$21	$(6)	n/m

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
For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020
The net impact of reinsurance was more favorable by $27 million primarily due to higher ceded benefits and expenses of $70 million due to higher ceded claims in the universal life and traditional life blocks and higher ceded reserves in the traditional life block due to post level activity, which was partly offset by higher ceded revenue of $43 million in the traditional life block due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Net investment income	$63	$63	—%
Other income	—	—	—%
Total operating revenues	63	63	—%
BENEFITS AND EXPENSES
Benefits and settlement expenses	30	36	(16.7)%
Amortization of DAC	1	1	—%
Other operating expenses	1	1	—%
Total benefits and expenses	32	38	(15.8)%
PRE-TAX ADJUSTED OPERATING INCOME	31	25	24.0%
Add: realized gains (losses)	18	(26)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$49	$(1)	n/m

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
Sales(1)
GIC	$—	$3	n/m
GFA	875	500	75.0%
	$875	$503	74.0%

Average Account Values	$6,624	$5,670	16.8%
Ending Account Values	$6,655	$5,886	13.1%

Operating Spread
Net investment income yield	3.83%	4.42%
Interest credited	1.81	2.53
Operating expenses	0.10	0.10
Operating spread	1.92%	1.79%

Adjusted operating spread(2)	1.65%	1.28%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participation commercial mortgage loan income.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020
Pre-tax adjusted operating income

Pre-tax adjusted operating income increased $6 million which primarily resulted from an increase in adjusted operating spread and higher average account values, partially offset by a decrease in participation commercial mortgage loan income. Participation commercial mortgage loan income for the three months ended March 31, 2021, was $4 million as compared to $7 million for the three months ended March 31, 2020. The adjusted operating spread, which excludes participation commercial mortgage loan income, increased by 37 basis points for the three months ended March 31, 2021, from the prior year, due primarily to a decrease in credited interest, partially offset by a decrease in average yields on investments.

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$74	$75	(1.3)%
Reinsurance ceded	(46)	(46)	—%
Net premiums and policy fees	28	29	(3.4)%
Net investment income	6	8	(25.0)%
Other income	37	37	—%
Total operating revenues	71	74	(4.1)%
BENEFITS AND EXPENSES
Benefits and settlement expenses	17	21	(19.0)%
Amortization of DAC/VOBA	15	15	—%
Other operating expenses	25	26	(3.8)%
Total benefits and expenses	57	62	(8.1)%
INCOME BEFORE INCOME TAX	14	12	16.7%
PRE-TAX ADJUSTED OPERATING INCOME	$14	$12	16.7%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
Sales(1)
Credit insurance	$—	$2	n/m
Service contracts	106	95	11.6%
GAP	20	18	11.1%
	$126	$115	9.6%
Loss Ratios(2)
Credit insurance	15.2%	45.1%
Service contracts	59.3	59.2
GAP	98.5	121.0

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020
Pre-tax adjusted operating income
Pre-tax adjusted operating income increased $2 million due to an increase in the GAP product line due to lower loss ratios, offset by a decrease in the service contract earnings due to lower investment income and higher expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $1 million due to a decrease in service contract premiums due to higher ceded premiums and a decrease in GAP premiums as a result of lower sales in prior periods and the related impact to earned premiums.
Benefits and settlement expenses
Benefits and settlement expenses decreased $4 million due to a decrease in GAP claims of $3 million.

Sales

Total segment sales increased $11 million, due primarily to an increase in service contract sales of $11 million and GAP sales of $2 million mostly due to the positive impact of increased auto sales. Credit sales decreased $2 million due to discontinuing the product line.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies, to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(46)	$(46)	—%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(19)	(21)	(9.5)%
Amortization of DAC/VOBA	(1)	(1)	—%
Other operating expenses	(1)	(1)	—%
Total benefits and expenses	(21)	(23)	(8.7)%
NET IMPACT OF REINSURANCE(1)	$(25)	$(23)	8.7%

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended March 31, 2021, as compared to The Three Months Ended March 31, 2020
Reinsurance premiums ceded remained flat primarily due to an increase in ceded service contract premiums related to higher service contract premium volume, somewhat offset by a decrease in ceded credit insurance premiums.

Benefits and settlement expenses ceded decreased $2 million primarily due to lower ceded losses in the GAP product line.

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended March 31,		Percent
	2021	2020	Change
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$3	$3	—%
Reinsurance ceded	—	—	—%
Net premiums and policy fees	3	3	—
Net investment income	(14)	14	n/m
Other income	—	—	—%
Total operating revenues	(11)	17	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	5	3	66.7%
Amortization of DAC/VOBA	—	—	—%
Other operating expenses	35	55	(36.4)%
Total benefits and expenses	40	58	(31.0)%
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(51)	(41)	24.4%
Add: realized gains (losses)	10	(18)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$(41)	$(59)	(30.5)%

N/M - we define n/m as not meaningful for increases or decreases greater than 100%.
For The Three Months Ended March 31, 2021 as compared to The Three Months Ended March 31, 2020
Pre-tax adjusted operating income (loss)
Pre-tax adjusted operating loss was $51 million for the three months ended March 31, 2021, as compared to a pre-tax adjusted operating loss of $41 million for the three months ended March 31, 2020. The increased operating loss was primarily due to a decrease in investment income, partially offset by decreased operating expenses.
Operating revenues
Net investment income for the segment decreased $28 million to an expense of $14 million, which was primarily attributable to decreased held-to-maturity income related to investments extinguished in 2020. The held-to-maturity income previously offset the investment expenses that are not allocated to other segments.

Total benefits and expenses

Total benefits and expenses decreased $18 million, primarily due to reduced interest expense as the non-recourse funding obligations were redeemed October 1, 2020.

CONSOLIDATED INVESTMENTS
As of March 31, 2021, our investment portfolio was $86.2 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $67.2 billion, or 96.0%, of our fixed maturities as “available-for-sale” as of March 31, 2021. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized gains (losses) in the consolidated condensed statements of income. Credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit losses recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.7 billion, or 3.9%, of our fixed maturities and $109 million of short-term investments as of March 31, 2021. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
Fair values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate fair value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to fair value, management makes a determination as to the appropriate valuation amount. For more information about the fair values of our investments please refer to Note 4, Fair Value of Financial Instruments, to the financial statements.
The following table presents the reported values of our invested assets:

	As of
	March 31, 2021		December 31, 2020
	(Dollars In Millions)
Publicly issued bonds (amortized cost: 2021 - $44,098; 2020 - $44,169)	$46,884	54.4%	$49,571	56.0%
Privately issued bonds (amortized cost: 2021 - $22,049; 2020 - $21,332)	22,748	26.4	22,817	25.8
Redeemable preferred stocks (amortized cost: 2021 - $224; 2020 - $196)	227	0.3	207	0.2
Fixed maturities	69,859	81.1%	72,595	82.0%
Equity securities (cost: 2021 - $717; 2020 - $635)	741	0.9	667	0.8
Commercial mortgage loans	10,137	11.7	10,006	11.3
Investment real estate	10	—	10	—
Policy loans	1,576	1.8	1,593	1.8
Other long-term investments	3,223	3.7	3,241	3.7
Short-term investments	661	0.8	462	0.4
Total investments	$86,207	100.0%	$88,574	100.0%
Included in the preceding table are $2.7 billion and $2.9 billion of fixed maturities and $109 million and $76 million of short-term investments classified as trading securities as of March 31, 2021 and December 31, 2020, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of March 31, 2021, our fixed maturity investment holdings were $69.9 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$9,236	13.2%	$9,497	13.1%
AA	6,926	9.9	7,337	10.1
A	22,427	32.0	24,372	33.6
BBB	28,600	41.0	28,654	39.5
Below investment grade	2,670	3.9	2,735	3.7
	$69,859	100.0%	$72,595	100.0%
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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2021		December 31, 2020
	(Dollars In Millions)
Corporate securities	$52,130	74.6%	$53,967	74.3%
Residential mortgage-backed securities	7,084	10.1	6,877	9.5
Commercial mortgage-backed securities	2,638	3.8	2,748	3.8
Other asset-backed securities	1,710	2.4	1,741	2.4
U.S. government-related securities	995	1.4	1,606	2.2
Other government-related securities	674	1.0	747	1.0
States, municipals, and political subdivisions	4,401	6.3	4,702	6.5
Redeemable preferred stocks	227	0.4	207	0.3
Total fixed income portfolio	$69,859	100.0%	$72,595	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of March 31, 2021	% Fair Value	As of December 31, 2020	% Fair Value
	(Dollars In Millions)
Banking	$7,743	11.1%	$7,752	10.7%
Other finance	992	1.4	959	1.3
Electric utility	5,492	7.9	5,792	8.0
Energy	4,480	6.4	4,756	6.6
Natural gas	1,182	1.7	1,275	1.8
Insurance	5,832	8.3	6,022	8.3
Communications	2,866	4.1	2,967	4.1
Basic industrial	2,444	3.5	2,532	3.5
Consumer noncyclical	6,964	10.0	7,374	10.2
Consumer cyclical	2,684	3.8	2,833	3.9
Finance companies	351	0.5	319	0.4
Capital goods	3,526	5.0	3,648	5.0
Transportation	2,069	3.0	2,236	3.1
Other industrial	678	1.0	691	1.0
Brokerage	1,816	2.6	1,786	2.5
Technology	2,644	3.8	2,596	3.6
Real estate	549	0.8	587	0.8
Other utility	45	0.1	48	—
Commercial mortgage-backed securities	2,638	3.8	2,748	3.8
Other asset-backed securities	1,710	2.4	1,741	2.4
Residential mortgage-backed non-agency securities	5,611	8.0	5,607	7.7
Residential mortgage-backed agency securities	1,473	2.1	1,270	1.8
U.S. government-related securities	995	1.4	1,607	2.0
Other government-related securities	674	1.0	747	1.0
State, municipals, and political divisions	4,401	6.3	4,702	6.5
Total	$69,859	100.0%	$72,595	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$277	10.3%	$340	11.9%
AA	258	9.6	268	9.4
A	845	31.3	909	31.8
BBB	1,187	43.9	1,205	42.1
Below investment grade	134	4.9	140	4.8
	$2,701	100.0%	$2,862	100.0%
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2021, were $11.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,549	$5,508	$2	$2	$1,497	$1,439	$530	$515	$7,578	$7,464
AA	1	1	—	—	586	570	279	270	866	841
A	1,470	1,478	8	6	438	427	716	711	2,632	2,622
BBB	6	6	1	1	103	101	163	158	273	266
Below	19	20	28	26	14	19	22	25	83	90
	$7,045	$7,013	$39	$35	$2,638	$2,556	$1,710	$1,679	$11,432	$11,283

Rating %
AAA	78.8%	78.5%	4.7%	5.1%	56.7%	56.3%	31.0%	30.7%	66.3%	66.2%
AA	—	—	0.2	0.3	22.2	22.3	16.3	16.1	7.6	7.5
A	20.8	21.1	19.7	18.0	16.7	16.7	41.9	42.3	23.0	23.1
BBB	0.1	0.1	3.5	3.7	3.9	4.0	9.5	9.4	2.4	2.4
Below	0.3	0.3	71.9	72.9	0.5	0.7	1.3	1.5	0.7	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2017 and prior	$2,097	$2,047	$39	$35	$2,402	$2,331	$1,454	$1,426	$5,992	$5,839
2018	762	744	—	—	145	135	142	142	1,049	1,021
2019	816	804	—	—	73	71	64	63	953	938
2020	1,912	1,927	—	—	14	15	30	28	1,956	1,970
2021	1,458	1,491	—	—	4	4	20	20	1,482	1,515
Total	$7,045	$7,013	$39	$35	$2,638	$2,556	$1,710	$1,679	$11,432	$11,283

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,541	$5,420	$2	$2	$1,596	$1,514	$543	$527	$7,682	$7,463
AA	—	—	—	—	587	570	277	268	864	838
A	1,268	1,228	8	7	469	449	731	727	2,476	2,411
BBB	4	4	1	1	85	86	164	158	254	249
Below	24	24	29	27	11	19	26	29	90	99
	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

Rating %
AAA	81.1%	81.2%	5.3%	5.6%	58.1%	57.4%	31.2%	30.8%	67.6%	67.5%
AA	—	—	0.2	0.2	21.4	21.6	15.9	15.7	7.6	7.6
A	18.5	18.3	19.7	18.2	17.0	17.0	42.0	42.6	21.8	21.7
BBB	0.1	0.1	2.8	2.9	3.1	3.3	9.4	9.2	2.2	2.3
Below	0.3	0.4	72.0	73.1	0.4	0.7	1.5	1.7	0.8	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,701	$1,647	$38	$35	$2,238	$2,167	$1,069	$1,044	$5,046	$4,893
2017	737	711	2	2	270	249	402	397	1,411	1,359
2018	1,001	970	—	—	151	136	148	148	1,300	1,254
2019	1,070	1,045	—	—	75	71	92	91	1,237	1,207
2020	2,328	2,303	—	—	14	15	30	29	2,372	2,347
Total	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of March 31, 2021, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.7 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2021:

Weighted-Average
Non-agency portfolio	Life

Prime	2.66
Sub-prime	2.28
Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2021 our commercial mortgage loan holdings were $10.3 billion, $10.1 billion net of allowance for credit losses. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loan portfolio was underwritten by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of March 31, 2021, assuming the loans are called at their next call dates, $168 million of principal would become due for the remainder of 2021, $538 million in 2022 through 2026, and $10 million in 2027 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of March 31, 2021 and December 31, 2020, $774 million and $806 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three months ended March 31, 2021 and 2020, the Company recognized $7 million and $16 million respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of March 31, 2021	As of December 31, 2020
	(Dollars In Millions)
Total number of loans	1,803	1,827
Total amortized cost	$10,308	$10,228
Total unpaid principal balance	$10,237	$10,148
Allowance for credit losses - funded commercial mortgage loans	$(171)	$(222)
Average loan size	$6	$6

Weighted-average amortization	21.6 years	21.4 years
Weighted-average coupon	4.29%	4.34%
Weighted-average LTV	54.13%	53.91%
Weighted-average debt coverage ratio	1.74	1.72

Total number of unfunded commitments	122	117
Total unfunded commitments balance	$1,064	$801
Allowance for credit losses - unfunded commitments	$(15)	$(22)

We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of March 31, 2021 and December 31, 2020, there were allowances for commercial mortgage loan and unfunded commitment credit losses of $186 million and $245 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of March 31, 2021 we estimated the fair value of our commercial mortgage loans to be $10.9 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was 5.37% more than the amortized cost, less any related loan loss reserve.

At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage loan is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of March 31, 2021, and December 31, 2020 we had $1 million and $3 million, respectively, of invested assets that consisted of commercial mortgage loans that were commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the three months ended March 31, 2021 the Company did not recognize any troubled debt restructurings transactions. During the year ended December 31, 2020, the Company recognized four troubled debt restructurings transactions as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the three months ended March 31, 2021.

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

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2021, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.5 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of March 31, 2021, and an overall net unrealized gain of $6.9 billion as of December 31, 2020.

For fixed maturity securities held that are in an unrealized loss position as of March 31, 2021, the fair value, amortized cost, unrealized loss, allowance for expected credit losses (“ACL”), and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$9,879	84.3%	$10,209	83.8%	$—	0.1%	$(330)	71.2%
>90 days but <= 180 days	338	2.9	362	3.0	—	—	(24)	5.1
>180 days but <= 270 days	200	1.7	217	1.8	—	—	(17)	3.5
>270 days but <= 1 year	406	3.5	429	3.5	(1)	31.1	(22)	4.7
>1 year but <= 2 years	222	1.9	239	2.0	—	3.3	(17)	3.7
>2 years but <= 3 years	211	1.8	220	1.8	(1)	31.9	(8)	1.6
>3 years but <= 4 years	71	0.6	77	0.6	(1)	7.7	(5)	1.1
>4 years but <= 5 years	69	0.6	70	0.6	—	—	(1)	0.3
>5 years	311	2.7	353	2.9	(1)	25.9	(41)	8.8
Total	$11,707	100.0%	$12,176	100.0%	$(4)	100.0%	$(465)	100.0%
The range of maturity dates for securities in an unrealized loss position as of March 31, 2021, varies, with 8.0% maturing in less than 5 years, 22.5% maturing between 5 and 10 years, and 69.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2021:

				%				%
S&P or Equivalent	Fair	%	Amortized	Amortized			Unrealized	Unrealized
Designation	Value	Fair Value	Cost	Cost	ACL	% ACL	Loss	Loss
	(Dollars In Millions)
AAA/AA/A	$6,599	56.4%	$6,832	56.1%	$—	—%	$(233)	50.3%
BBB	4,406	37.6	4,584	37.6	—	—	(178)	38.0
Investment grade	11,005	94.0%	11,416	93.7%	—	—%	(411)	88.3%
BB	649	5.6	701	5.8	(1)	7.8	(51)	11.1
B	40	0.3	45	0.4	(2)	59.8	(3)	0.6
CCC or lower	13	0.1	14	0.1	(1)	32.4	—	—
Below investment grade	702	6.0%	760	6.3%	(4)	100.0%	(54)	11.7%
Total	$11,707	100.0%	$12,176	100.0%	$(4)	100.0%	$(465)	100.0%
As of March 31, 2021, the Barclays Investment Grade Index was priced at 89 bps versus a 10 year average of 131 bps. Similarly, the Barclays High Yield Index was priced at 357 bps versus a 10 year average of 502 bps. As of March 31, 2021, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.9%, 1.7%, and 2.4%, as compared to 10 year averages of 1.5%, 2.1%, and 2.9%, respectively.
As of March 31, 2021, 88.3% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded than an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of March 31, 2021, we held a total of 845 positions that were in an unrealized loss position. Included in that amount were 66 positions of below investment grade securities with a fair value of $702 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $54 million, $36 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.8% of invested assets.
As of March 31, 2021, securities in an unrealized loss position that were rated as below investment grade represented 6.0% of the total fair value and 11.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be non-credit related.
The following table includes the fair value, amortized cost, unrealized loss, ACL, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2021:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$291	41.4%	$303	39.8%	$—	—%	$(12)	22.6%
>90 days but <= 180 days	—	—	—	—	—	—	—	—
>180 days but <= 270 days	16	2.3	17	2.3	—	—	(1)	2.0
>270 days but <= 1 year	74	10.5	80	10.5	(1)	31.0	(5)	8.5
>1 year but <= 2 years	87	12.3	98	12.9	—	3.3	(11)	21.8
>2 years but <= 3 years	17	2.5	19	2.5	(1)	31.9	(1)	0.3
>3 years but <= 4 years	59	8.4	65	8.5	(1)	7.8	(5)	9.4
>4 years but <= 5 years	—	—	—	—	—	—	—	—
>5 years	158	22.6	178	23.5	(1)	26.0	(19)	35.4
Total	$702	100.0%	$760	100.0%	$(4)	100.0%	$(54)	100.0%
We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2021, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
Banking	$1,112	9.5%	$1,156	9.5%	$—	—%	$(44)	9.5%
Other finance	182	1.6	193	1.6	—	—	(11)	2.4
Electric utility	1,491	12.7	1,542	12.7	—	—	(51)	11.0
Energy	741	6.3	795	6.5	—	—	(54)	11.6
Natural gas	285	2.4	292	2.4	—	—	(7)	1.5
Insurance	774	6.6	806	6.6	—	—	(32)	6.9
Communications	318	2.8	335	2.7	(1)	25.0	(16)	3.4
Basic industrial	248	2.1	258	2.1	—	—	(10)	2.2
Consumer noncyclical	904	7.7	946	7.8	—	—	(42)	9.0
Consumer cyclical	524	4.5	553	4.5	—	—	(29)	6.2
Finance companies	74	0.6	77	0.6	—	—	(3)	0.6
Capital goods	438	3.7	452	3.7	—	—	(14)	3.0
Transportation	162	1.4	169	1.4	—	—	(7)	1.5
Other industrial	68	0.6	70	0.6	—	—	(2)	0.4
Brokerage	336	2.9	350	2.9	—	—	(14)	3.0
Technology	254	2.2	267	2.2	—	—	(13)	2.8
Real estate	5	—	5	—	—	—	—	—
Other utility	13	0.1	13	0.1	—	—	—	—
Commercial mortgage-backed securities	276	2.4	289	2.4	(2)	50.0	(11)	2.4
Other asset-backed securities	319	2.7	324	2.7	(1)	25.0	(4)	0.9
Residential mortgage-backed non-agency securities	1,818	15.5	1,843	15.1	—	—	(25)	5.4
Residential mortgage-backed agency securities	780	6.7	813	6.7	—	—	(33)	7.1
U.S. government-related securities	438	3.7	475	3.9	—	—	(37)	8.0
Other government-related securities	65	0.6	68	0.6	—	—	(3)	0.6
States, municipals, and political divisions	82	0.7	85	0.7	—	—	(3)	0.6
Total	$11,707	100.0%	$12,176	100.0%	$(4)	100.0%	$(465)	100.0%
We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2020, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
Banking	$163	5.1%	$165	5.0%	$—	—%	$(2)	1.2%
Other finance	95	3.0	103	3.1	—	—	(8)	6.3
Electric utility	221	7.0	231	6.9	—	0.6	(10)	7.6
Energy	431	13.7	482	14.6	(16)	68.2	(35)	26.9
Natural gas	14	0.4	14	0.4	—	1.0	—	0.2
Insurance	87	2.8	100	3.1	—	—	(13)	10.0
Communications	54	1.6	56	1.6	(2)	8.3	—	(0.4)
Basic industrial	—	—	—	—	—	—	—	—
Consumer noncyclical	188	5.9	193	5.8	—	—	(5)	3.9
Consumer cyclical	243	7.6	256	7.6	—	—	(13)	10.4
Finance companies	1	0.1	2	0.1	—	—	(1)	0.7
Capital goods	32	1.0	33	1.0	—	—	(1)	1.0
Transportation	153	4.8	161	4.8	—	—	(8)	5.1
Other industrial	18	0.6	18	0.5	—	—	—	0.1
Brokerage	39	1.2	41	1.2	—	—	(2)	1.3
Technology	52	1.6	55	1.6	—	—	(3)	1.9
Commercial mortgage-backed securities	293	9.2	316	9.5	(4)	15.7	(19)	15.1
Other asset-backed securities	472	14.9	480	14.4	(1)	6.2	(7)	5.1
Residential mortgage-backed non-agency securities	292	9.2	293	8.8	—	—	(1)	0.9
Residential mortgage-backed agency securities	103	3.2	103	3.1	—	—	—	—
U.S. government-related securities	312	5.1	315	5.0	—	—	(3)	1.3
Other government-related securities	26	0.8	27	0.8	—	—	(1)	0.8
States, municipals, and political divisions	39	1.2	39	1.1	—	—	—	0.6
Total	$3,328	100.0%	$3,483	100.0%	$(23)	100.0%	$(132)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2021:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Millions)
AAA	$8,959	13.3%
AA	6,668	9.9
A	21,582	32.1
BBB	27,413	40.9
Investment grade	64,622	96.2
BB	2,376	3.5
B	129	0.2
CCC or lower	31	0.1
Below investment grade	2,536	3.8
Total	$67,158	100.0%
Not included in the table above are $2.6 billion of investment grade and $134 million of below investment grade fixed maturities classified as trading securities.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2021. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2021:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Berkshire Hathaway Inc	$290	$—	$290
JP Morgan Chase & Co	281	12	293
UnitedHealth Group Inc	269	—	269
Federal Home Loan Bank	282	—	282
AT&T Inc	281	—	281
Verizon Communications Inc	275	—	275
Wells Fargo & Co	272	—	272
HSBC Holdings Plc	267	1	268
TIAA Board of Overseers	266	—	266
Apple Inc	265	—	265
Total	$2,748	$13	$2,761
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

For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the three months ended March 31, 2021, we recognized $5 million of credit gains in earnings.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2021. As of March 31, 2021, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,336	$1,354	$2,690
France	705	437	1,142
Netherlands	375	322	697
Germany	205	810	1,015
Switzerland	428	152	580
Spain	190	349	539
Belgium	—	194	194
Norway	4	120	124
Finland	126	—	126
Ireland	63	124	187
Italy	41	153	194
Luxembourg	—	35	35
Sweden	—	52	52
Denmark	71	—	71
Portugal	—	24	24
Total securities	3,544	4,126	7,670
Derivatives:
Germany	39	—	39
United Kingdom	214	—	214
Switzerland	27	—	27
France	47	—	47
Total derivatives	327	—	327
Total securities	$3,871	$4,126	$7,997

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Fixed maturity gains - sales	$31	$40
Fixed maturity losses - sales	(1)	(1)
Equity gains and losses	(8)	(43)
Change in net expected credit losses - fixed maturities	5	(52)
Commercial mortgage loans	56	(95)
Modco trading portfolio	(137)	(124)
Other investments	—	(1)
Total realized gains (losses) - investments	$(54)	$(276)
Derivatives related to VA contracts:
Interest rate futures	$9	$1
Equity futures	(8)	31
Currency futures	6	12
Equity options	(46)	280
Interest rate swaps	(297)	409
Total return swaps	(69)	140
Embedded derivative - GLWB	405	(935)
Total derivatives related to VA contracts	—	(62)
Derivatives related to FIA contracts:
Embedded derivative	3	39
Funds withheld derivative	(3)	—
Equity futures	1	(8)
Equity options	23	(60)
Other derivatives	(1)	—
Total derivatives related to FIA contracts	23	(29)
Derivatives related to IUL contracts:
Embedded derivative	21	—
Equity futures	—	(2)
Equity options	3	(14)
Total derivatives related to IUL contracts	24	(16)
Embedded derivative - Modco reinsurance treaties	127	75
Derivatives with PLC(1)	—	(2)
Other derivatives	7	9
Total realized gains (losses) - derivatives	181	(25)
Total realized gains (losses)	$127	$(301)

(1) The Company and certain of its subsidiaries had an interest support agreement, a yearly renewable term (“YRT”) premium support agreements, and portfolio maintenance agreements PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three months ended March 31, 2021, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of net changes in expected credit losses and actual sales of investments. These impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These net changes in expected credit losses are presented in the chart below:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Other MBS	$1	$(1)
Corporate securities	2	(51)
CMBS	2	—
Total	$5	$(52)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2021, we sold securities in an unrealized loss position with a fair value of $8 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
(Dollars In Millions)
<= 90 days	$—	—%	$—	—%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	8	100.0	(1)	100.0
Total	$8	100.0%	$(1)	100.0%
For the three months ended March 31, 2021, we sold securities in an unrealized loss position with a fair value (proceeds) of $8 million. The losses realized on the sale of these securities were $1 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three months ended March 31, 2021, we sold securities in an unrealized gain position with a fair value of $1.1 billion. The gains realized on the sale of these securities were $31 million.
For the three months ended March 31, 2021, net gains of $137 million related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of this amount, $10 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax gains of $127 million during the three months ended March 31, 2021. The gains on the embedded derivative were due to treasury yields increasing.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three months ended March 31, 2021, we experienced immaterial losses on derivatives related to VA contracts. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the three months ended March 31, 2021.
The Funds Withheld derivative associated with Protective Life Reinsurance Bermuda Ltd. (“PL Re”) had pre-tax realized losses of $3 million for the three months ended March 31, 2021.

On October 1, 2020, Golden Gate II Captive Insurance Company (“Golden Gate II”), Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), and Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), all of which were wholly owned captive insurance company subsidiaries of the Company (“collectively the “Captives”) merged with and into (the “Captive Merger”) Golden Gate.
In conjunction with the Captive Merger, the Company terminated its interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.
As part of the Captive Merger, Golden Gate entered into a new portfolio maintenance agreement with PLC. The Company recognized no gains or losses on this agreement for the three months ended March 31, 2021.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. For the three months ended March 31, 2021, these contracts generated $7 million in gains.
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
Under a revolving line of credit arrangement (the “Credit Facility”), we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $1 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $2 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2021. PLC had an outstanding balance under the Credit Facility of $385 million as of March 31, 2021 and $190.0 million as of December 31, 2020.
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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2021 to fund commercial mortgage loans in the amount of $1.1 billion.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2021, we held cash and short-term investments of $1.2 billion.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2021	2020
	(Dollars In Millions)
Net cash (used in) provided by operating activities	$(293)	$164
Net cash used in investing activities	(1,309)	(448)
Net cash provided by financing activities	1,511	514
Total	$(91)	$230
For The Three Months Ended March 31, 2021 as compared to the Three Months Ended March 31, 2020
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, investment income, and benefits and expenses paid. Principal sources of cash inflows from operating activities include sales of our products and services as well as income from investments. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $491 million of inflows from secured financing liabilities for the three months ended March 31, 2021, as compared to the $268 million of outflows for the three months ended March 31, 2020 and $1.0 billion of inflows of investment product and universal life net activity as compared to $763 million in the prior year. In addition, we did not receive a capital contribution from our parent during 2021 as compared to a contribution of $20 million for the three months ended March 31, 2020.
The Company and certain of our subsidiaries, we are members of the FHLB of Cincinnati, the FHLB of New York, and the FHLB of Atlanta. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2021, we had $1.5 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of March 31, 2021, the fair value of securities pledged under the repurchase program was $917 million, and the repurchase obligation of $854 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the three months ended March 31, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,077 million. The average daily balance was $347 million (at an average borrowing rate of 17 basis points) during the three months ended March 31, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million and the repurchase obligation of $437 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of March 31, 2021 and December 31, 2020, securities with a fair value of $129 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of March 31, 2021 and December 31, 2020, the fair value of the collateral related to this program was $133 million and $59 million and we have an obligation to return $133 million and $59 million of collateral to the securities borrowers, respectively.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as an ordinary dividend to us from our insurance subsidiaries in 2021 is $454 million.

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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-

sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus.
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2021, we ceded premiums to third party reinsurers amounting to $317 million. In addition, we had receivables from reinsurers amounting to $4.6 billion as of March 31, 2021. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
A proposed Rehabilitation Plan (“Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Rehabilitation Plan presents the following two options to each cedent: (1) remain in business with SRUS and be governed by the Rehabilitation Plan, or (2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option would pay 100% of outstanding claims. Certain financial terms and conditions will be imposed on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by a cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. On January 15, 2021, the Receiver circulated a draft Amended Rehabilitation Plan (“Amended Plan”) with interested parties. The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remained in place. On March 16, 2021, the Receiver filed a draft Amended Plan, which contains the same proposed revisions as the draft he previously circulated on January 15, 2021. Later on March 19, 2021, the Receiver filed a proposed order asking the Court to revise the schedule to push back dates, including the deadline that the Receiver must file any modifications to the Amended Plan to May 3, 2021. A group of interested parties separately filed a Motion to Appoint a Special Master, and at the hearing on the Motion, held on March 26, 2021, the Court suspended all deadlines in the case to allow the Receiver and interested parties to meet and confer on a number of topics for 30 days. A joint status report was filed with the Court on May 7, 2021. It is anticipated that a new scheduling order will be entered in the near future.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of March 31, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.
Captive Reinsurance Companies
The Company and its subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We utilize a captive reinsurance company to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through third-party financial institutions.
Golden Gate assumes business from affiliates only. Golden Gate is capitalized to a level we believe is sufficient to support its contractual risks and other general obligations. Golden Gate is a wholly owned subsidiaries of the Company and is subject to regulations in its domiciliary state of Vermont.

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
Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of PLC through December 31, 2020. On January 1, 2021, Shades Creek was merged with and into the Company, with the Company being the surviving entity. We accounted for the transaction pursuant to ASC 805-50 “Transactions between Entities under Common Control”. The transferred assets and liabilities of Shades Creek were recorded by the Company at their carrying value at the date of transfer. In accordance with ASC 805-50, all prior financial information has been recast to reflect this transaction as of the earliest period presented under common control, January 1, 2020.
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
As of March 31, 2021, we had policy liabilities and accruals of $54.4 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of 3.47%.

Contractual Obligations
There have been no material additions or changes outside of the ordinary course of business to our contractual obligations as compared to the amounts disclosed within our 2020 Annual Report on Form 10-K filed on March 30, 2021. For additional details related to our commitments, see Note 11, Commitments and Contingencies in our unaudited condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 11, Commitments and Contingencies, of the consolidated condensed financial statements for more information.
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of March 31, 2021, the allowance for credit losses for unfunded loan commitments was $15 million. The Company had a total of 122 unfunded commitments that had a balance of $1.1 billion.
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
We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, currency exchange risk, volatility risk, and equity market risk. These strategies are developed through our analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into our risk management program. See Note 5, Derivative Financial Instruments, to the consolidated condensed financial statements included in this report for additional information on our financial instruments.
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
We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to VA contracts, fixed indexed annuities, and indexed universal life:

•Foreign Currency Futures
•Foreign Currency Options
•Variance Swaps
•Interest Rate Futures
•Equity Options
•Equity Futures
•Credit Derivatives
•Interest Rate Swaps
•Interest Rate Swaptions
•Volatility Futures
•Volatility Options
•Funds Withheld Agreement
•Total Return Swaps

Other Derivatives
The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a commercial mortgage loan before the property to be mortgaged has been built or acquired. The commercial mortgage loan commitment is a contractual obligation to fund a commercial mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The commercial mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2021, we had outstanding commercial mortgage loan commitments of $1.1 billion at a weighted average interest rate of 3.56%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of March 31, 2021 and December 31, 2020:
Credited Rate Summary

March 31, 2021

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$8	$856	$2,398	$3,262
>2% - 3%	5,567	822	1,127	7,516
>3% - 4%	7,495	400	36	7,931
>4% - 5%	2,235	387	173	2,795
>5% - 6%	315	—	—	315
Subtotal	15,620	2,465	3,734	21,819
Fixed Annuities
1%	$289	$792	$1,892	$2,973
>1% - 2%	511	208	2,181	2,900
>2% - 3%	1,411	50	5	1,466
>3% - 4%	262	—	—	262
>4% - 5%	251	—	—	251
>5% - 6%	—	—	—	—
Subtotal	2,724	1,050	4,078	7,852
Total	$18,344	$3,515	$7,812	$29,671

Percentage of Total	62%	12%	26%	100%
Credited Rate Summary
December 31, 2020

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$—	$143	$2,176	$2,319
>2% - 3%	4,032	1,482	1,244	6,758
>3% - 4%	9,487	472	36	9,995
>4% - 5%	2,261	386	172	2,819
>5% - 6%	316	—	—	316
Subtotal	16,096	2,483	3,628	22,207
Fixed Annuities
1%	$273	$654	$1,975	$2,902
>1% - 2%	517	215	2,185	2,917
>2% - 3%	1,436	52	4	1,492
>3% - 4%	265	—	—	265
>4% - 5%	251	—	—	251
>5% - 6%	—	—	—	—
Subtotal	2,742	921	4,164	7,827
Total	$18,838	$3,404	$7,792	$30,034

Percentage of Total	63%	11%	26%	100%

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.
Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of March 31, 2021, the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

(b)    Changes in internal control over financial reporting
During the second quarter of 2019, the Company began the conversion and integration of administrative processing into its internal control over financial reporting for Great West & Annuity Insurance Company and certain of its affiliates (“GWL&A”) acquired on June 1, 2019. The conversion to the Company’s operating environment was still in process, but not yet completed as of March 31, 2021. The Company has, therefore, included in its internal controls over financial reporting certain additional controls associated with the GWL&A systems that have not yet been integrated into the Company’s operating environment.

Other than the considerations noted in the paragraph above, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1A.  Risk Factors
The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.

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

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

•Premiums, Policy Fees, and Contractholder Liabilities. The impact of COVID-19 on general economic activity may negatively impact the Company’s premiums, policy fees, other revenues, and its liabilities for certain life and annuity policy/contracts. The degree and type of the impact will depend on the extent and duration of the economic contraction, as well as potential equity market and interest rate volatility associated with the economic environment.

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

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments have required and some are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. While many of these consumer accommodations have already expired, they vary in requirements and effective dates, which make it difficult to anticipate exact financial impacts. If these extensions continue, premium waivers may significantly exceed the Company’s expectations, and its earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed the Company’s expectations, the Company may need to change its assumptions, models, or reserves.

•Operational Disruptions and Heightened Cybersecurity Risks. Currently, approximately 90% of the Company’s employees are working remotely with only a limited number of employees working at certain facilities. The current period of Companywide remote work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and it could impair the Company’s ability to effectively manage its business. Additionally, over the course of 2021, the Company plans to transition its workforce from the current period of Companywide remote work arrangements back to site-based, hybrid, and virtual work arrangements, which could create short-term operational pressure during the transition.

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

The Company’s reinsurers could fail to meet assumed obligations, attempt to increase rates, or terminate agreements or be subject to adverse developments that could affect the Company.

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

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, a captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted

Compliance with existing and emerging privacy regulations could result in increased compliance costs and/or lead to changes in business practices and policies, and any failure to protect the confidentiality of consumer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

The collection and maintenance of personal data from consumers, beneficiaries, agents, employees, and other consumers, including personally identifiable non-public financial and health information, subjects the Company to regulation under various federal and state privacy laws. These laws require that the Company institute certain policies and procedures in its business to safeguard its consumers personal data improper use or disclosure. The laws vary by jurisdiction, and it is expected that additional regulations will continue to be enacted. In November 2020, California passed the California Privacy Rights Act, which will augment and expand the California Consumer Privacy Act. In March 2021, Virginia passed the Consumer Data Protection Act, which will create similar consumer rights and business responsibilities. These laws will become effective in January 2023. Complying with these and other existing, emerging and changing privacy requirements could cause the Company to incur substantial costs or require it to change its business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

Many of the associates who conduct the Company’s business have access to, and routinely process, personal information of customers, beneficiaries, agents, employees, and other consumers through a variety of media, including information technology systems. The Company relies on various internal processes and controls to protect the confidentiality of consumer information that is accessible to, or in the possession of, its associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential consumer information or Company data could be the subject of a cybersecurity attack. If the Company fails to maintain adequate internal controls or if its associates fail to comply with its policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of consumer information could occur. Such internal control inadequacies or non-compliance could materially damage the Company’s reputation or lead to regulatory, civil or criminal investigations and penalties.

The Company depends on the ability of its subsidiaries to transfer funds to it to meet its obligations.

The Company owns insurance companies. A portion of the Company’s funding comes from dividends from its operating subsidiaries, revenues from services rendered to subsidiaries, investment income, and external financing. These funding sources support the Company’s general corporate needs including its debt service. If the funding the Company receives from its subsidiaries is insufficient for it to fund its debt service and other obligations, it may be required to raise funds through the incurrence of debt, or the sale of assets.

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

Item 6.    Exhibits

Exhibit
Number	Document
*3.1	2020 Amended and Restated Charter of Protective Life Insurance Company dated as of December 30, 2020, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*3.2	2020 Amended and Restated By-Laws of Protective Life Insurance Company dated as of December 30, 2020, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.1†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2021, filed as Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.2†	Amended and Restated Protective Life Corporation Long-Term Incentive Plan, amended and restated as of February 25, 2021, filed as Exhibit 10.12(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.3†	2021 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.14(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.4†	2021 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.14(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.5†	2021 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.6†	2021 Performance Units Award Letter (enhanced) (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.7†	2021 Performance Units Provision (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.8†	2021 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.16(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.9†	2021 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.16(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
10.10†	2021 Long-Term Incentive Plan Awards Acceptance Form, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference.
†	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 14, 2021	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer