Form 10-Q
period 2021-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2021-08-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of July 26, 2021:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED JUNE 30, 2021

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Gross premiums and policy fees	$1,026	$1,009	$2,121	$1,905
Reinsurance ceded	(326)	(360)	(643)	(396)
Net premiums and policy fees	700	649	1,478	1,509
Net investment income	742	742	1,462	1,496
Realized gains (losses)	(33)	(34)	94	(335)
Other income	100	111	188	239
Total revenues	1,509	1,468	3,222	2,909
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and six months 2021 - $312 and $680; three and six months 2020 - $350 and $319)	1,093	1,127	2,398	2,478
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”)	37	(19)	142	35
Other operating expenses, net of reinsurance ceded: (three and six months 2021 - $55 and $108; three and six months 2020 - $59 and $119)	178	186	354	381
Total benefits and expenses	1,308	1,294	2,894	2,894
Income before income tax	201	174	328	15
Income tax expense	39	32	64	2
Net income	$162	$142	$264	$13

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Net income	$162	$142	$264	$13
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and six months 2021 - $282 and $(187); three and six months 2020 - $599 and $207)	1,063	2,260	(704)	782
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and six months 2021 - $(2) and $(9); three and six months 2020 - $6 and $8)	(7)	22	(34)	32
Change in net expected credit losses, net of income tax: (three and six months 2021 - $(1) and $0; three and six months 2020 -$1 and $(1))	(5)	5	—	(2)
Change in accumulated (loss) gain - derivatives, net of income tax: (three and six months 2021 - $0 and $1; three and six months 2020 - $1 and $(1))	1	2	3	(2)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and six months 2021 - $0 and $0; three and six months 2020 - $0 and $1)	—	1	—	2
Total other comprehensive income (loss)	1,052	2,290	(735)	812
Total comprehensive income (loss)	$1,214	$2,432	$(471)	$825

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Assets
Fixed maturities, at fair value (amortized cost: 2021 - $67,591; 2020 - $65,696; allowance for credit losses: 2021 - $2; 2020 - $23)	$73,297	$72,595
Equity securities, at fair value (cost: 2021 - $639; 2020 - $635)	674	667
Commercial mortgage loans, net of allowance for credit losses (allowance for credit losses: 2021 - $136; 2020 - $222)	10,288	10,006
Investment real estate, net of accumulated depreciation	10	10
Policy loans	1,551	1,593
Other long-term investments	3,256	3,241
Short-term investments	685	462
Total investments	89,761	88,574
Cash	377	656
Accrued investment income	706	707
Accounts and premiums receivable	172	127
Reinsurance receivables, net of allowance for credit losses (allowance for credit losses: 2021 - $91; 2020 - $94)	4,621	4,596
DAC and VOBA	3,645	3,420
Goodwill	826	826
Other intangibles, net of accumulated amortization (2021 - $340; 2020 - $312)	517	540
Property and equipment, net of accumulated depreciation (2021 - $71; 2020 - $61)	197	204
Other assets	235	270
Assets related to separate accounts
Variable annuity	13,214	12,378
Variable universal life	1,739	1,287
Reinsurance assumed	13,993	13,325
Total assets	$130,003	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Liabilities
Future policy benefits and claims	$53,831	$54,107
Unearned premiums	789	782
Total policy liabilities and accruals	54,620	54,889
Stable value product account balances	7,461	6,056
Annuity account balances	15,770	15,478
Other policyholders’ funds	1,808	1,865
Other liabilities	5,394	5,537
Income tax payable	11	85
Deferred income taxes	1,567	1,779
Subordinated debt	110	110
Secured financing liabilities	1,162	496
Liabilities related to separate accounts
Variable annuity	13,214	12,378
Variable universal life	1,739	1,287
Reinsurance assumed	13,993	13,325
Total liabilities	116,849	113,285
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	—	—
Common Stock, $1 par value, shares authorized and issued: 2021 and 2020 - 5,000,000	5	5
Additional paid-in-capital	8,525	8,525
Retained earnings	1,811	1,547
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2021 - $750; 2020 - $946)	2,820	3,558
Net unrealized gains (losses) on investments with an allowance for credit losses, net of income tax: (2021 - $(1); 2020 - $(1))	(2)	(2)
Accumulated gain (loss) - derivatives, net of income tax: (2021 - $(1); 2020 - $(2))	(5)	(8)
Total shareowner’s equity	13,154	13,625
Total liabilities and shareowner’s equity	$130,003	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, March 31, 2021	$—	$5	$8,525	$1,649	$1,761	$11,940
Net income				162		162
Other comprehensive income					1,052	1,052
Comprehensive income						1,214
Balance, June 30, 2021	$—	$5	$8,525	$1,811	$2,813	$13,154

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2020	$—	$5	$8,525	$1,547	$3,548	$13,625
Net income				264		264
Other comprehensive loss					(735)	(735)
Comprehensive loss						(471)
Balance, June 30, 2021	$—	$5	$8,525	$1,811	$2,813	$13,154

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)
(continued)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, March 31, 2020	$—	$5	$8,425	$1,184	$(65)	$9,549
Net income				142		142
Other comprehensive income					2,290	2,290
Comprehensive income						2,432
Capital contributions			80			80
Balance, June 30, 2020	$—	$5	$8,505	$1,326	$2,225	$12,061

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2019	$—	$5	$8,405	$1,451	$1,413	$11,274
Net income				13		13
Other comprehensive income					812	812
Comprehensive income						825
Capital contributions			100			100
Cumulative effect adjustments				(138)		(138)
Balance, June 30, 2020	$—	$5	$8,505	$1,326	$2,225	$12,061
See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2021	2020
	(Dollars In Millions)
Cash flows from operating activities
Net income	$264	$13
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized (gains) losses	(94)	335
Amortization of DAC and VOBA	142	35
Capitalization of DAC	(273)	(228)
Depreciation and amortization expense	39	39
Deferred income tax	(31)	(32)
Accrued income tax	(59)	2
Interest credited to universal life and investment products	755	769
Policy fees assessed on universal life and investment products	(912)	(892)
Change in reinsurance receivables	(25)	3
Change in accrued investment income and other receivables	(41)	23
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(425)	(482)
Trading securities:
Maturities and principal reductions of investments	77	43
Sale of investments	238	327
Cost of investments acquired	(281)	(446)
Other net change in trading securities	(28)	20
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	128	160
Change in other liabilities	(55)	596
Other, net	10	92
Net cash (used in) provided by operating activities	$(571)	$377

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Six Months Ended June 30,
	2021	2020
	(Dollars In Millions)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$3,754	$1,627
Sale of investments, available-for-sale	2,097	1,734
Cost of investments acquired, available-for-sale	(7,914)	(4,389)
Commercial mortgage loans:
New lendings	(837)	(677)
Repayments	627	334
Change in policy loans, net	42	17
Change in other long-term investments, net	(166)	293
Change in short-term investments, net	(190)	(40)
Net unsettled security transactions	107	(175)
Purchase of property, equipment, and intangibles	(11)	(20)
Net cash used in investing activities	$(2,491)	$(1,296)
Cash flows from financing activities
Secured financing liabilities	666	(133)
Capital contributions from parent	—	100
Deposits to universal life and investment contracts	4,557	2,921
Withdrawals from universal life and investment contracts	(2,395)	(1,726)
Other financing activities, net	(45)	—
Net cash provided by financing activities	$2,783	$1,162
Change in cash	(279)	243
Cash at beginning of period	656	213
Cash at end of period	$377	$456

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION
Basis of Presentation
Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company. PLC is a wholly owned subsidiary of Dai-ichi Life Holdings, Inc., a kabushiki kaisha (“Dai-ichi Life”). The Company markets individual life insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate segment devoted to the acquisition of insurance policies from other companies. PLC is a holding company with subsidiaries that provide financial services through the production, distribution, and administration of insurance and investment products.
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. The pandemic may continue to impact the Company’s earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio.
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and its wholly owned subsidiaries and affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2021.

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

3.    INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturities	$9	$2	$39	$42
Equity securities	10	25	3	(18)
Modco trading portfolios	93	188	(44)	63
Change in net expected credit losses - fixed maturities	—	(30)	5	(82)
Commercial mortgage loans	36	(4)	92	(99)
Other investments	1	—	—	(2)
Realized gains (losses) - investments	149	181	95	(96)
Realized gains (losses) - derivatives(1)	(182)	(215)	(1)	(239)
Realized gains (losses)	$(33)	$(34)	$94	$(335)

(1) See Note 5, Derivative Financial Instruments
The chart below summarizes the sales proceeds and the gains (losses) realized on securities classified available-for-sale.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Securities in an unrealized gain position:
Sale proceeds	$122	$432	$1,212	$938
Realized gains	$9	$6	$40	$47

Securities in an unrealized loss position:
Sales proceeds	$15	$25	$23	$25
Realized losses	$—	$(4)	$(1)	$(5)

The net gains (losses) from equity securities still held at period end, was $10 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $3 million and $(18) million for the six months ended June 30, 2021 and 2020, respectively. The Company recognized immaterial gains (losses) on equity securities sold during all periods.
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for expected credit losses, and fair value of the Company’s investments classified as available-for-sale are as follows:

As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$6,989	$83	$(34)	$—	$7,038
Commercial mortgage-backed securities	2,243	110	(6)	(1)	2,346
Other asset-backed securities	1,472	41	(1)	—	1,512
U.S. government-related securities	927	17	(20)	—	924
Other government-related securities	662	83	(1)	—	744
States, municipals, and political subdivisions	3,816	433	—	—	4,249
Corporate securities	48,411	5,100	(111)	(1)	53,399
Redeemable preferred stocks	278	14	—	—	292
	64,798	5,881	(173)	(2)	70,504
Short-term investments	577	—	—	—	577
	$65,375	$5,881	$(173)	$(2)	$71,081

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$6,510	$159	$(1)	$—	$6,668
Commercial mortgage-backed securities	2,429	128	(19)	(4)	2,534
Other asset-backed securities	1,546	40	(7)	(1)	1,578
U.S. government-related securities	1,492	26	(3)	—	1,515
Other government-related securities	622	96	(1)	—	717
States, municipals, and political subdivisions	3,902	519	(1)	—	4,420
Corporate securities	46,150	6,074	(99)	(18)	52,107
Redeemable preferred stocks	183	11	—	—	194
	62,834	7,053	(131)	(23)	69,733
Short-term investments	386	—	—	—	386
	$63,220	$7,053	$(131)	$(23)	$70,119

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$161	$209
Commercial mortgage-backed securities	220	214
Other asset-backed securities	180	163
U.S. government-related securities	34	91
Other government-related securities	56	30
States, municipals, and political subdivisions	288	282
Corporate securities	1,846	1,860
Redeemable preferred stocks	8	13
	2,793	2,862
Equity securities	15	20
Short-term investments	108	76
	$2,916	$2,958
The amortized cost and fair value of available-for-sale fixed maturities as of June 30, 2021, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars In Millions)
Due in one year or less	$1,453	$1,466
Due after one year through five years	12,092	12,667
Due after five years through ten years	14,232	15,239
Due after ten years	37,021	41,132
	$64,798	$70,504

The following chart is a rollforward of the allowance for expected credit losses on fixed maturities classified as available-for-sale:

	For The Three Months Ended June 30, 2021				For The Six Months Ended June 30, 2021
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	CMBS	ABS	Total
	(Dollars In Millions)
Beginning Balance	$1	$2	$1	$4	$18	$4	$1	$23
Additions for securities for which an allowance was not previously recorded	—	—	—	—	—	—	—	—
Adjustments on previously recorded allowances due to change in expected cash flows	—	(1)	—	(1)	(1)	(3)	—	(4)
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	(1)	(1)	—	—	(1)	(1)
Write-offs of previously recorded allowances due to intent or requirement to sell	—	—	—	—	(16)	—	—	(16)
Ending Balance	$1	$1	$—	$2	$1	$1	$—	$2

	For The Three Months Ended June 30, 2020				For The Six Months Ended June 30, 2020
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	CMBS	ABS	Total
	(Dollars In Millions)
Beginning Balance	$51	$—	$1	$52	$—	$—	$—	$—
Additions for securities for which an allowance was not previously recorded	11	—	—	11	62	—	1	63
Adjustments on previously recorded allowances due to change in expected cash flows	19	—	—	19	19	—	—	19
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	—	—	—	—	—	—
Write-offs of previously recorded allowances due to intent or requirement to sell	—	—	—	—	—	—	—	—
Ending Balance	$81	$—	$1	$82	$81	$—	$1	$82

The following table includes the gross unrealized losses and fair value of the Company’s AFS fixed maturities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$2,351	$(34)	$12	$—	$2,363	$(34)
Commercial mortgage-backed securities	64	—	101	(6)	165	(6)
Other asset-backed securities	145	—	84	(1)	229	(1)
U.S. government-related securities	455	(20)	—	—	455	(20)
Other government-related securities	27	(1)	—	—	27	(1)
States, municipals, and political subdivisions	19	—	4	—	23	—
Corporate securities	2,643	(65)	638	(46)	3,281	(111)
Redeemable preferred stocks	—	—	—	—	—	—
	$5,704	$(120)	$839	$(53)	$6,543	$(173)
Commercial mortgage-backed securities (“CMBS”) had gross unrealized losses greater than twelve months of $6 million as of June 30, 2021, excluding losses of $1 million that were considered credit related. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.
The other asset-backed securities have a gross unrealized loss greater than twelve months of $1 million as of June 30, 2021. This category predominately includes student loan backed auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.
The corporate securities category had gross unrealized losses greater than twelve months of $46 million as of June 30, 2021, excluding losses of $1 million that were considered credit related. These losses are deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of June 30, 2021, the Company had a total of 467 positions that were in an unrealized loss position, including 5 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover. The Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$386	$(1)	$9	$—	$395	$(1)
Commercial mortgage-backed securities	263	(15)	30	(4)	293	(19)
Other asset-backed securities	146	(2)	326	(5)	472	(7)
U.S. government-related securities	311	(3)	1	—	312	(3)
Other government-related securities	19	—	7	(1)	26	(1)
States, municipals, and political subdivisions	34	(1)	5	—	39	(1)
Corporate securities	1,063	(33)	728	(66)	1,791	(99)
Redeemable preferred stocks	—	—	—	—	—	—
	$2,222	$(55)	$1,106	$(76)	$3,328	$(131)
As of June 30, 2021, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.7 billion and had an amortized cost of $2.5 billion. In addition, included in the Company’s trading portfolio, the Company held $134 million of securities which were rated below investment grade. The Company held $558 million of below investment grade securities that were not publicly traded.
The change in unrealized gains (losses), net of the allowance for expected credit losses and income taxes, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturities	$1,751	$3,576	$(959)	$1,371
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$7,038	$—	$7,038
Commercial mortgage-backed securities	4	—	2,314	32	2,346
Other asset-backed securities	4	—	1,061	451	1,512
U.S. government-related securities	4	458	466	—	924
State, municipals, and political subdivisions	4	—	4,249	—	4,249
Other government-related securities	4	—	744	—	744
Corporate securities	4	—	51,846	1,553	53,399
Redeemable preferred stocks	4	222	70	—	292
Total fixed maturity securities - AFS		680	67,788	2,036	70,504
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	161	—	161
Commercial mortgage-backed securities	3	—	220	—	220
Other asset-backed securities	3	—	83	97	180
U.S. government-related securities	3	28	6	—	34
State, municipals, and political subdivisions	3	—	288	—	288
Other government-related securities	3	—	40	16	56
Corporate securities	3	—	1,835	11	1,846
Redeemable preferred stocks	3	8	—	—	8
Total fixed maturity securities - trading		36	2,633	124	2,793
Total fixed maturity securities		716	70,421	2,160	73,297
Equity securities	3	562	—	112	674
Other long-term investments(1)	3 & 4	65	1,229	307	1,601
Short-term investments	3	526	159	—	685
Total investments		1,869	71,809	2,579	76,257
Cash	3	377	—	—	377
Assets related to separate accounts
Variable annuity	3	13,214	—	—	13,214
Variable universal life	3	1,739	—	—	1,739
Total assets measured at fair value on a recurring basis		$17,199	$71,809	$2,579	$91,587
Liabilities:
Annuity account balances(2)	3	$—	$—	$65	$65
Other liabilities(1)	3 & 4	25	947	2,016	2,988
Total liabilities measured at fair value on a recurring basis		$25	$947	$2,081	$3,053

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
Valuation of Level 3 Financial Instruments
The following tables present the valuation method for material AFS fixed maturity securities and embedded derivative financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments as of June 30, 2021 and December 31, 2020:

June 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	2.12% - 2.29% (2.23%)
Other asset-backed securities	451	Liquidation	Liquidation value	$97.00 - $99.75 ($98.77)
		Discounted cash flow	Liquidity premium	0.62% - 2.29% (1.63%)
			Paydown Rate	8.97% - 13.12% (11.64%)
Corporate securities	1,553	Discounted cash flow	Spread over treasury	0.00% - 4.00% (1.48%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$521	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.17% - 0.77%
Embedded derivative - FIA	630	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 72, 100% of the RMD for ages 72+ or WB withdrawal rate. Assume underutilized RMD for non-WB policies ages 72-88.
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.17% - 0.77%
Embedded derivative - IUL	244	Actuarial cash flow model	Mortality	36% - 161% of 2015
				VBT Primary Tables
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10.0%, depending on
				duration/distribution channel
				and smoking class
			Nonperformance risk	0.17% - 0.77%

(1) Excludes modified coinsurance arrangements.
(2) Fair value is presented as a net liability.

December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	2.78% - 2.92% (2.87%)
Other asset-backed securities	435	Liquidation	Liquidation value	$95 - $97 ($96.19)
		Discounted cash flow	Liquidity premium	0.54% - 2.3% (1.63%)
			Paydown Rate	8.79% - 12.49% (11.39%)
Corporate securities	1,432	Discounted cash flow	Spread over treasury	0.00% - 4.75% (1.89%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$822	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - FIA	573	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for non-WB policies age 72-88
			Mortality	88% to 100% or Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - IUL	201	Actuarial cash flow model	Mortality	36% - 161% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.81%

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
The Company has considered all reasonably available quantitative inputs as of June 30, 2021 and December 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $131 million and $116 million of financial instruments being classified as Level 3 as of June 30, 2021 and December 31, 2020, of which $115 million and $88 million were other asset-backed securities, $10 million and $17 million were corporate securities and $6 million and $11 million were equity securities, respectively.
In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2021 and December 31, 2020, the Company held $106 million and $90 million of financial instruments, respectively, where book value approximates fair value which was predominantly FHLB stock.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$32	$—
Other asset-backed securities	440	—		—	—	12	(2)	—	—	—	1	451	—
Corporate securities	1,406	—	31	—	—	152	(102)	—	—	66	—	1,553	—
Total fixed maturity securities - available-for-sale	1,878	—	31	—	—	164	(104)	—	—	66	1	2,036	—
Fixed maturity securities - trading
Other asset-backed securities	101	—	2	—	—	2	(8)	—	—	—	—	97	—
Other government-related securities	16	—	—	—	—	—	—	—	—	—	—	16	—
Corporate securities	11	—	—		—	—		—	—	—	—	11	—
Total fixed maturity securities - trading	128	—	2	—	—	2	(8)	—	—	—	—	124	—
Total fixed maturity securities	2,006	—	33	—	—	166	(112)	—	—	66	1	2,160	—
Equity securities	123	—	—	—	—	6	(17)	—	—	—	—	112	—
Other long-term investments(1)	289	35	—	(17)	—	—	—	—	—	—	—	307	18
Total investments	2,418	35	33	(17)	—	172	(129)	—	—	66	1	2,579	18
Total assets measured at fair value on a recurring basis	$2,418	$35	$33	$(17)	$—	$172	$(129)	$—	$—	$66	$1	$2,579	$18
Liabilities:
Annuity account balances(2)	$66	$—	$—	$(1)	$—	$—	$—	$—	$2	$—	$—	$65	$—
Other liabilities(1)	1,686	16	—	(346)	—	—	—	—	—	—	—	2,016	(330)
Total liabilities measured at fair value on a recurring basis	$1,752	$16	$—	$(347)	$—	$—	$—	$—	$2	$—	$—	$2,081	$(330)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2021, there were $66 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of June 30, 2021.
For the three months ended June 30, 2021, there were no securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$11	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—	$10	$—
Other asset-backed securities	436	—	—	—	(5)	—	(1)	—	—		—	430	—
Corporate securities	1,280	—	83	—	(3)	279	(322)	—	—	50	(1)	1,366	—
Total fixed maturity securities - available-for-sale	1,727	—	83	—	(9)	279	(323)	—	—	50	(1)	1,806	—
Fixed maturity securities - trading
Other asset-backed securities	65	1	—	(7)	—	2	—	—	—	(1)	—	60	(5)
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate securities	13	1	—	—	—	1	(2)	—	—	(1)	—	12	—
Total fixed maturity securities - trading	78	2	—	(7)	—	3	(2)	—	—	(2)	—	72	(5)
Total fixed maturity securities	1,805	2	83	(7)	(9)	282	(325)	—	—	48	(1)	1,878	(5)
Equity securities	73	1	—	—	—	—	—	—	—	5	—	79	3
Other long-term investments(1)	220	85	—	(9)	—	41	—	—	—	—	—	337	(76)
Total investments	2,098	88	83	(16)	(9)	323	(325)	—	—	53	(1)	2,294	(78)
Total assets measured at fair value on a recurring basis	$2,098	$88	$83	$(16)	$(9)	$323	$(325)	$—	$—	$53	$(1)	$2,294	$(78)
Liabilities:
Annuity account balances(2)	$68	$—	$—	$(1)	$—	$—	$—	$—	$1	$—	$—	$68	$—
Other liabilities(1)	2,077	154	—	(500)	—	—	—	—	—	—	—	2,423	(346)
Total liabilities measured at fair value on a recurring basis	$2,145	$154	$—	$(501)	$—	$—	$—	$—	$1	$—	$—	$2,491	$(346)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended June 30, 2020, there were $54 million of securities transferred into Level 3 from Level 2 and $1 million of securities transferred into Level 2 from Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of June 30, 2020.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$32	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$32	—
Other asset-backed securities	435	—	5	—	—	12	(1)	—	—	—	—	451	—
Corporate securities	1,432	—	4	—	(19)	162	(134)	—	—	108	—	1,553	—
Total fixed maturity securities-AFS	1,899	—	9	—	(19)	174	(135)	—	—	108	—	2,036	—
Fixed maturity securities - trading
Other asset-backed securities	71	—	2	—	—	11	(6)	—	—	19	—	97	—
Other government-related securities	—	—	—	—	—	—	—	—	—	16	—	16	—
Corporate securities	18	—	—	—	—	—	(2)	—	—	(5)	—	11	—
Total fixed maturity securities - trading	89	—	2	—	—	11	(8)	—	—	30	—	124	—
Total fixed maturity securities	1,988	—	11	—	(19)	185	(143)	—	—	138	—	2,160	—
Equity securities	101	—	—	—	—	39	(23)	—	—	(5)	—	112	—
Other long-term investments(1)	298	71	—	(62)	—	—	—	—	—	—	—	307	9
Total investments	2,387	71	11	(62)	(19)	224	(166)	—	—	133	—	2,579	9
Total assets measured at fair value on a recurring basis	$2,387	$71	$11	$(62)	$(19)	$224	$(166)	$—	$—	$133	$—	$2,579	$9
Liabilities:
Annuity account balances(2)	$67	$—	$—	$(2)	$—	$—	$—	$—	$4	$—	$—	$65	$—
Other liabilities(1)	2,239	587	—	(364)	—	—	—	—	—	—	—	2,016	223
Total liabilities measured at fair value on a recurring basis	$2,306	$587	$—	$(366)	$—	$—	$—	$—	$4	$—	$—	$2,081	$223

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2021, there were $145 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of June 30, 2021.
For the six months ended June 30, 2021, there were $12 million securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10	$—	$1	$—	$(1)	$—	$—	$—	$—	$—	$—	$10	—
Other asset-backed securities	421	—	—	—	(12)	—	(1)	—	—	22	—	430	—
Corporate securities	1,374	—	85	—	(79)	303	(372)	—	—	57	(2)	1,366	—
Total fixed maturity securities - AFS	1,805	—	86	—	(92)	303	(373)	—	—	79	(2)	1,806	—
Fixed maturity securities - trading
Other asset-backed securities	65	1	—	(8)	—	4	(1)	—	—	(1)	—	60	(5)
Corporate securities	11	—	—	—	—	3	(2)	—	—	—	—	12	—
Total fixed maturity securities - trading	76	1	—	(8)	—	7	(3)	—	—	(1)	—	72	(5)
Total fixed maturity securities	1,881	1	86	(8)	(92)	310	(376)	—	—	78	(2)	1,878	(5)
Equity securities	73	—	—	—	—	1	—	—	—	5	—	79	3
Other long-term investments(1)	292	101	—	(93)	—	41	—	—	(4)	—	—	337	4
Total investments	2,246	102	86	(101)	(92)	352	(376)	—	(4)	83	(2)	2,294	2
Total assets measured at fair value on a recurring basis	$2,246	$102	$86	$(101)	$(92)	$352	$(376)	$—	$(4)	$83	$(2)	$2,294	$2
Liabilities:
Annuity account balances(2)	$70	$—	$—	$(1)	$—	$—	$—	$—	$3	$—	$—	$68	$—
Other liabilities(1)	1,332	348	—	(1,439)	—	—	—	—	—	—	—	2,423	(1,091)
Total liabilities measured at fair value on a recurring basis	$1,402	$348	$—	$(1,440)	$—	$—	$—	$—	$3	$—	$—	$2,491	$(1,091)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the six months ended June 30, 2020, there were $84 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of June 30, 2020.
For the six months ended June 30, 2020, there were $1 million securities transferred into Level 2 from Level 3.
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

Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2021		December 31, 2020
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Millions)
Assets:
Commercial mortgage loans(1)	3	$10,288	$11,009	$10,006	$10,788
Policy loans	3	1,551	1,551	1,593	1,593
Other long-term investments(2)	2	1,223	1,306	1,186	1,283
Liabilities:
Stable value product account balances	3	$7,461	$7,585	$6,056	$6,231
Future policy benefits and claims(3)	3	1,513	1,557	1,580	1,603
Other policyholders’ funds(4)	3	103	109	102	108
Debt:(5)
Subordinated funding obligations	3	$110	$116	$110	$121

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

(3) Single premium immediate annuity and structured annuities without life contingencies.
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
Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company attempts to minimize its credit risk in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.
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
The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Derivatives related to VA contracts:
Interest rate futures	$(1)	$(7)	$8	$(5)
Equity futures	(4)	102	(12)	133
Currency futures	(1)	(1)	5	11
Equity options	(36)	(172)	(82)	108
Interest rate swaps	154	12	(143)	421
Total return swaps	(56)	(78)	(125)	62
Embedded derivative - GLWB	(103)	64	302	(871)
Total derivatives related to VA contracts	(47)	(80)	(47)	(141)
Derivatives related to FIA contracts:
Embedded derivative	(39)	(68)	(36)	(29)
Funds withheld derivative	(2)	(7)	(5)	(7)
Equity futures	2	1	3	(7)
Equity options	25	51	48	(9)
Other derivatives	(1)	—	(2)	—
Total derivatives related to FIA contracts	(15)	(23)	8	(52)
Derivatives related to IUL contracts:
Embedded derivative	(33)	(14)	(12)	(14)
Equity futures	—	—	—	(2)
Equity options	5	8	8	(6)
Total derivatives related to IUL contracts	(28)	(6)	(4)	(22)
Embedded derivative - Modco reinsurance treaties	(80)	(107)	47	(31)
Derivatives with PLC(1)	—	4	—	2
Other derivatives	(12)	(3)	(5)	5
Total realized gains (losses) - derivatives	$(182)	$(215)	$(1)	$(239)

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

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Millions)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,478	$83	$1,478	$185
Total return swaps	179	6	158	2
Derivatives with PLC(1)	4,181	—	4,076	—
Embedded derivative - Modco reinsurance treaties	1,271	85	1,249	101
Embedded derivative - GLWB	2,836	157	2,067	138
Embedded derivative - FIA	368	65	335	60
Interest rate futures	871	12	690	4
Equity futures	121	2	203	4
Currency futures	204	5	—	—
Equity options	8,470	1,186	7,208	1,142
	$19,979	$1,601	$17,464	$1,636
Other liabilities
Cash flow hedges:
Foreign currency swaps	$117	$8	$117	$10
Derivatives not designated as hedging instruments:
Interest rate swaps	1,354	—	1,354	—
Total return swaps	1,027	33	1,003	15
Embedded derivative - Modco reinsurance treaties	2,966	323	2,911	389
Funds withheld derivative	787	13	661	10
Embedded derivative - GLWB	7,020	678	7,749	960
Embedded derivative - FIA	4,219	695	3,889	633
Embedded derivative - IUL	403	244	357	201
Interest rate futures	354	11	415	3
Equity futures	118	2	190	5
Currency futures	—	—	264	4
Equity options	6,257	905	5,499	834
Other	375	76	304	55
	$24,997	$2,988	$24,713	$3,119

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. There was no fair value of non-cash collateral received as of June 30, 2021 or as of December 31, 2020.

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,294	$—	$1,294	$944	$230	$120
Total derivatives, subject to a master netting arrangement or similar arrangement	1,294	—	1,294	944	230	120
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	85	—	85	—	—	85
Embedded derivative - GLWB	157	—	157	—	—	157
Embedded derivative - FIA	65	—	65	—	—	65
Total derivatives, not subject to a master netting arrangement or similar arrangement	307	—	307	—	—	307
Total derivatives	1,601	—	1,601	944	230	427
Total Assets	$1,601	$—	$1,601	$944	$230	$427

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$959	$—	$959	$944	$13	$2
Total derivatives, subject to a master netting arrangement or similar arrangement	959	—	959	944	13	2
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	323	—	323	—	—	323
Funds withheld derivative	13	—	13	—	—	13
Embedded derivative - GLWB	678	—	678	—	—	678
Embedded derivative - FIA	695	—	695	—	—	695
Embedded derivative - IUL	244	—	244	—	—	244
Other	76	—	76	—	—	76
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,029	—	2,029	—	—	2,029
Total derivatives	2,988	—	2,988	944	13	2,031
Repurchase agreements(1)	1,003	—	1,003	—	—	1,003
Total Liabilities	$3,991	$—	$3,991	$944	$13	$3,034

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,337	$—	$1,337	$865	$290	$182
Total derivatives, subject to a master netting arrangement or similar arrangement	1,337	—	1,337	865	290	182
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	101	—	101	—	—	101
Embedded derivative - GLWB	138	—	138	—	—	138
Embedded derivative - FIA	60	—	60	—	—	60
Total derivatives, not subject to a master netting arrangement or similar arrangement	299	—	299	—	—	299
Total derivatives	1,636	—	1,636	865	290	481
Total Assets	$1,636	$—	$1,636	$865	$290	$481

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$871	$—	$871	$865	$4	$2
Total derivatives, subject to a master netting arrangement or similar arrangement	871	—	871	865	4	2
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	389	—	389	—	—	389
Funds withheld derivative	10	—	10	—	—	10
Embedded derivative - GLWB	960	—	960	—	—	960
Embedded derivative - FIA	633	—	633	—	—	633
Embedded derivative - IUL	201	—	201	—	—	201
Other	55	—	55	—	—	55
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,248	—	2,248	—	—	2,248
Total derivatives	3,119	—	3,119	865	4	2,250
Repurchase agreements(1)	437	—	437	—	—	437
Total Liabilities	$3,556	$—	$3,556	$865	$4	$2,687

(1) Borrowings under repurchase agreements are for a term less than 90 days.

7.    COMMERCIAL MORTGAGE LOANS
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2021, the Company’s commercial mortgage loan holdings were $10.4 billion, or $10.3 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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
Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. As of June 30, 2021, assuming the loans are called at their next call dates, $102 million of principal would become due for the remainder of 2021, $450 million in 2022 through 2026 and $13 million in 2027 through 2029.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2021 and December 31, 2020, $682 million and $806 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2021 and 2020, the Company recognized $7 million, $14 million, $1 million, and $17 million, respectively, of participation commercial mortgage loan income.
As of June 30, 2021 and December 31, 2020, $1 million and $3 million, respectively, of invested assets consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the six months ended June 30, 2021, the Company recognized one troubled debt restructuring transaction as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the six months ended June 30, 2021.
The Company provides certain relief under the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the six months ended June 30, 2021, the Company modified 16 loans under the Loan Modification Program, representing $311 million in unpaid principal balance. As of June 30, 2021, since the inception of the CARES Act, there were 286 total loans modified under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. At June 30, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
The amortized cost basis of the Company's commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars In Millions)
As of June 30, 2021
Commercial mortgage loans:
Performing	$771	$1,444	$2,220	$1,527	$1,336	$3,125	$10,423
Non-performing	—	—	—	—	—	1	1
Amortized cost	$771	$1,444	$2,220	$1,527	$1,336	$3,126	$10,424
Allowance for credit losses	(5)	(16)	(29)	(24)	(25)	(37)	(136)
Total commercial mortgage loans	$766	$1,428	$2,191	$1,503	$1,311	$3,089	$10,288

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Millions)
As of December 31, 2020
Commercial mortgage loans:
Performing	$1,463	$2,442	$1,577	$1,344	$943	$2,458	$10,227
Non-performing						1	1
Amortized cost	$1,463	$2,442	$1,577	$1,344	$943	$2,459	$10,228
Allowance for credit losses	(21)	(46)	(55)	(37)	(25)	(38)	(222)
Total commercial mortgage loans	$1,442	$2,396	$1,522	$1,307	$918	$2,421	$10,006
The following tables provide a comparative view of the key credit quality indicators of the Loan-to-Value and Debt Service Coverage Ratio (“DSCR”):

	As of June 30, 2021			As of December 31, 2020
	Amortized Cost	% of Total	DSCR (2)	Amortized Cost	% of Total	DSCR (2)
	(Dollars In Millions)			(Dollars In Millions)
Loan-to-Value(1)
Greater than 75%	$332	3%	1.27	$399	4%	1.29
50% - 75%	6,691	64%	1.65	6,557	64%	1.61
Less than 50%	3,401	33%	2.04	3,272	32%	2.01
Total commercial mortgage loans	$10,424	100%		$10,228	100%

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at June 30, 2021 and 54% at December 31, 2020.

(2) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio for June 30, 2021 and December 31, 2020 was 1.76x and 1.72x, respectively.

The following provides a summary of the rollforward of the allowance for credit losses for funded commercial mortgage loans and unfunded commercial mortgage loan commitments for the periods indicated.

	As of and For The Six Months Ended June 30, 2021	As of and For The Year Ended December 31, 2020
	(Dollars In Millions)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$222	$5
Cumulative effect adjustment	—	80
Charge offs	—	—
Recoveries	(7)	(3)
Provision	(79)	140
Ending balance	$136	$222

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$22	$—
Cumulative effect adjustment	—	10
Charge offs	—	—
Recoveries	—	—
Provision	(10)	12
Ending balance	$12	$22
As of June 30, 2021, the Company had a total of one loan of $1 million that was 90 days and greater delinquent. As of December 31, 2020, the Company had a total of one loan of $1 million that was 60-89 days delinquent.
The Company’s commercial mortgage loan portfolio consists of commercial mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate.
The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the six months ended June 30, 2021, an immaterial amount of accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
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
Summarized financial information for the Closed Block as of June 30, 2021 and December 31, 2020 is as follows:

	As of
	June 30, 2021	December 31, 2020
	(Dollars In Millions)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,342	$5,406
Policyholder dividend obligation	444	580
Other liabilities	45	7
Total closed block liabilities	5,831	5,993
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,789	4,903
Commercial mortgage loans	68	68
Policy loans	578	596
Cash and other invested assets	36	46
Other assets	88	91
Total closed block assets	5,559	5,704
Excess of reported closed block liabilities over closed block assets	272	289
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - net of policyholder dividend obligation: 2021 - $357 and 2020- $493; and net of income tax: 2021 - $(75) and 2020 - $(104)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$272	$289

Reconciliation of the policyholder dividend obligation is as follows:

	For The Six Months Ended June 30,
	2021	2020
	(Dollars In Millions)
Policyholder dividend obligation, beginning balance	$580	$279
Applicable to net revenue (losses)	—	(14)
Change in net unrealized gains (losses) - allocated to the policyholder dividend obligation	(136)	166
Policyholder dividend obligation, ending balance	$444	$431
Closed Block revenues and expenses were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Premiums and other income	$35	$38	$69	$73
Net investment income	47	51	95	102
Net realized gains (losses)	3	(1)	26	(1)
Total revenues	85	88	190	174
Benefits and other deductions
Benefits and settlement expenses	82	84	170	161
Other operating expenses	—	—	1	1
Total benefits and other deductions	82	84	171	162
Net revenues before income taxes	3	4	19	12
Income tax expense	1	1	4	2
Net revenues	$2	$3	$15	$10

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
As of June 30, 2021 and December 31, 2020, the Reinsurance ACL was $91 million and $94 million respectively. There were no write-offs or recoveries during the six months ended June 30, 2021 and 2020.

The Company had total reinsurance receivables of $4.6 billion as of June 30, 2021, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented 13% of total reinsurance receivables as of June 30, 2021. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of June 30, 2021, 77% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best Company, 57% were rated A+ or better, 17% were rated A, and 26% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.
10.    DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), PLC and the Company have the ability to borrow on an unsecured basis up to a combined aggregate principal amount of $1 billion. Under certain circumstances the Credit Facility allows for a request that the commitment be increased up to a maximum principal amount of $2 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2021. The Company had no outstanding balances drawn on the Credit Facility as of June 30, 2021 or December 31, 2020. PLC had an outstanding balance of $350 million and $190 million as of June 30, 2021 and December 31, 2020, respectively.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2021, the fair value of securities pledged under the repurchase program was $1,067 million, and the repurchase obligation of $1,003 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 13 basis points). During the six months ended June 30, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,003 million. The average daily balance was $523 million (at an average borrowing rate of 10 basis points) during the six months ended June 30, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million, and the repurchase obligation of $437 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of June 30, 2021 and December 31, 2020, securities with a fair value of $153 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2021 and December 31, 2020, the fair value of the collateral related to this program was $159 million and $59 million and the Company has an obligation to return $159 million and $59 million of collateral to the securities borrowers, respectively.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of June 30, 2021 and December 31, 2020:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of June 30, 2021
	(Dollars In Millions)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$1,029	$38	$—	$—	$1,067
Total repurchase agreements and repurchase-to-maturity transactions	1,029	38	—	—	1,067
Securities lending transactions
Corporate securities	151	—	—	—	151
Equity securities	1	—	—	—	1
Redeemable preferred stocks	1	—	—	—	1
Total securities lending transactions	153	—	—	—	153
Total securities	$1,182	$38	$—	$—	$1,220

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

Golden Gate Captive Insurance Company

On October 1, 2020, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, entered into a transaction with a term of 20 years, that may be extended to a maximum of 25 years, to finance up to $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). The transaction is “non-recourse” to the Company, WCL, and PLC, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of June 30, 2021, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.421 billion.

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

Under the insurance guaranty fund laws in most states, insurance companies doing business in those states can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In addition, legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that increases the cost of future assessments or alters future premium tax offsets received in connection with guaranty fund assessments. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

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

A proposed Rehabilitation Plan (“Original Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Original Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option would pay 100% of the Company’s outstanding claims. The Original Rehabilitation Plan would impose certain financial terms and conditions on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by the cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Original Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. The Court approved the order. On March 16, 2021, the Receiver filed a draft Amended Rehabilitation Plan (“Amended Plan”). The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remained in place.

For much of 2020 and into early 2021, a group of interested parties collectively requested certain information and financial data from the Receiver that would allow them to more fully evaluate first the Original Rehabilitation Plan and then the Amended Plan. This group also had a number of conversations with counsel for the Receiver regarding concerns over the Plan. On July 26, 2021, the Receiver shared with interested parties an outline of a Modified Plan, along with a liquidation analysis. While there are significant changes proposed in the Modified Plan (as compared to the Original Rehabilitation Plan and the Amended Plan), much of the economic substance (including not paying claims in full) of the Original Rehabilitation Plan and the Amended Rehabilitation Plan are likely to be included in the Modified Plan when filed with the court later this year.

The Court has yet to rule further or to re-establish a schedule for pre-confirmation procedures or a hearing on confirmation.

The Company continues to monitor SRUS and the actions of the Receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of June 30, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and six months ended June 30, 2021 and 2020.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, March 31, 2021	$1,767	$(6)	$1,761
Other comprehensive income (loss) before reclassifications	1,063	1	1,064
Other comprehensive income (loss) on investments in net expected credit losses	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(7)	—	(7)
Balance, June 30, 2021	$2,818	$(5)	$2,813

Balance, December 31, 2020	$3,556	$(8)	$3,548
Other comprehensive income (loss) before reclassifications	(704)	3	(701)
Other comprehensive income (loss) on investments in net expected credit losses	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(34)	—	(34)
Balance, June 30, 2021	$2,818	$(5)	$2,813

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, March 31, 2020	$(54)	$(11)	$(65)
Other comprehensive income (loss) before reclassifications	2,260	2	2,262
Other comprehensive income (loss) on investments in net expected credit losses	5	—	5
Amounts reclassified from accumulated other comprehensive income (loss)(1)	22	1	23
Balance, June 30, 2020	$2,233	$(8)	$2,225

Balance, December 31, 2019	$1,421	$(8)	$1,413
Other comprehensive income (loss) before reclassifications	782	(2)	780
Other comprehensive income (loss) on investments in net expected credit losses	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	32	2	34
Balance, June 30, 2020	$2,233	$(8)	$2,225

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  Net unrealized gains reported in AOCI were offset by $(1.4) billion and $(2.0) billion as of June 30, 2021 and December 31, 2020, respectively, and $(1.3) billion and $(777) million as of June 30, 2020 and December 31, 2019, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and six months ended June 30, 2021 and 2020.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended June 30,		For The Six Months Ended June 30,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2021	2020	2021	2020
		(Dollars In Millions)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$—	$(1)	$—	$(3)
	Tax (expense) benefit	—	—	—	1
		$—	$(1)	$—	$(2)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$9	$2	$38	$42
	Change in net expected credit losses - fixed maturities	—	(30)	5	(82)
	Tax (expense) benefit	(2)	6	(9)	8
		$7	$(22)	$34	$(32)

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

•The Asset Protection segment markets extended service contracts, GAP products, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.

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
Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During Q1 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions. Management believes this change enhances the understanding of the underlying performance trends of these products. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. The Company believes that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, the underlying profitability of each segment, and helps facilitate the allocation of resources.
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
There were no significant intersegment transactions during the three and six months ended June 30, 2021 and 2020.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Retail Life and Annuity	$612	$519	$1,385	$1,051
Acquisitions	744	798	1,533	1,597
Stable Value Products	88	52	169	89
Asset Protection	68	67	139	141
Corporate and Other	(3)	32	(4)	31
Total revenues	$1,509	$1,468	$3,222	$2,909
Pre-tax Adjusted Operating Income (Loss)		s
Retail Life and Annuity	$39	$35	$22	$24
Acquisitions	136	98	213	173
Stable Value Products	34	16	65	41
Asset Protection	8	13	22	25
Corporate and Other	(43)	(32)	(94)	(73)
Pre-tax adjusted operating income	174	130	228	190
Non-operating income (loss)	27	44	100	(175)
Income before income tax	201	174	328	15
Income tax expense	(39)	(32)	(64)	(2)
Net income	$162	$142	$264	$13

Pre-tax adjusted operating income	$174	$130	$228	$190
Adjusted operating income tax expense	(33)	(23)	(42)	(39)
After-tax adjusted operating income	141	107	186	151
Non-operating income (loss)	27	44	100	(175)
Income tax (expense) benefit on adjustments	(6)	(9)	(22)	37
Net income	$162	$142	$264	$13

Non-operating income (loss)
Derivative losses	$(182)	$(215)	$(1)	$(239)
Investment gains (losses)	149	181	95	(96)
VA/VUL market impacts(1)	11	—	19	—
Less: related amortization(2)	(25)	(55)	62	(114)
Less: VA GLWB economic cost	(24)	(23)	(49)	(46)
Total non-operating income (loss)	$27	$44	$100	$(175)

(1)  Represents the immediate impacts on DAC, VOBA, reserves, and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

(2) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Net investment income
Retail Life and Annuity	$276	$249	$542	$502
Acquisitions	400	413	799	829
Stable Value Products	68	52	131	115
Asset Protection	5	6	11	14
Corporate and Other	(7)	22	(21)	36
Total net investment income	$742	$742	$1,462	$1,496

Amortization of DAC and VOBA
Retail Life and Annuity	$20	$7	$107	$(7)
Acquisitions	1	(42)	3	10
Stable Value Products	1	1	2	2
Asset Protection	15	15	30	30
Corporate and Other	—	—	—	—
Total amortization of DAC and VOBA	$37	$(19)	$142	$35

	Operating Segment Assets
	As of June 30, 2021
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$43,019	$55,422	$7,328
DAC and VOBA	2,633	825	13
Other intangibles	350	31	6
Goodwill	559	24	114
Total assets	$46,561	$56,302	$7,461

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$948	$18,298	$125,015
DAC and VOBA	174	—	3,645
Other intangibles	95	35	517
Goodwill	129	—	826
Total assets	$1,346	$18,333	$130,003

	Operating Segment Assets
	As of December 31, 2020
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$39,874	$55,628	$5,928
DAC and VOBA	2,480	762	8
Other intangibles	367	33	6
Goodwill	559	24	114
Total assets	$43,280	$56,447	$6,056

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$881	$19,813	$122,124
DAC and VOBA	170	—	3,420
Other intangibles	101	33	540
Goodwill	129	—	826
Total assets	$1,281	$19,846	$126,910

14.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to June 30, 2021, and through August 13, 2021, the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

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
•we are a wholly subsidiary of Protective Life Corporation (“PLC”), which is a wholly subsidiary of Dai-ichi Life, and Dai-ichi Life has the ability to make important decisions affecting our business;
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
IMPORTANT INVESTOR INFORMATION
We file reports with the United States Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other reports as required. We are an electronic filer and the SEC maintains an internet site at www.sec.gov that contains these reports and other information filed electronically by us. We make available through the website of our parent company, PLC, https://investor.protective.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
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
OVERVIEW
Our Business
We are a wholly owned subsidiary of PLC. Founded in 1907, we are the largest operating subsidiary of PLC. On February 1, 2015, PLC is a wholly owned subsidiary of Dai-ichi Life Holdings, Inc., a kabushiki kaisha organized under the laws of Japan (“Dai-ichi Life”). We provide financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.
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
•Asset Protection - We market extended service contracts, guaranteed asset protection (“GAP”) products, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset.
•Corporate and Other - This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, financing and investment-related transactions, and the operations of several small subsidiaries.
Impact of COVID-19

Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption in the global economy and financial markets. These events impacted various operational and financial aspects of the Company’s business in 2020 and have and may continue to impact earnings throughout 2021 based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The Company continues to monitor the effects of COVID-19, including the spread of the Delta variant, and will take that information into consideration during the planned return of its workforce to the office.

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were impacted by the effects of the COVID-19 pandemic on mortality during the six months ended June 30, 2021. The COVID-19 pandemic has resulted in an increase in claims in the traditional life and universal life blocks. The pandemic will continue to impact earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during 2020 included a temporary negative impact on sales due to lower sales in the auto industry, a reduction in vehicle service and GAP claims as a result of the effect of less miles driven and lower general and administrative expenses, especially with respect to travel costs. While current trends remain positive, there remains uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2021 results, including a potential negative impact on sales 1) if a resurgence in COVID-19 cases result in increased shut downs of economic activity or 2) prolonged supply chain issues such as part and chip shortages continue to cause a reduction in auto production and inventories.

Commercial Mortgage Loans. We provide certain relief under the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the six months ended June 30, 2021, we modified 16 loans under the Loan Modification Program, representing $311 million in unpaid principal balance. As of June 30, 2021, since the inception of the CARES Act, there were 286 total loans modified under the Loan Modification Program, representing $2.2 billion in unpaid principal balance. At June 30, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
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

After-tax/Pre-tax adjusted operating income (loss)

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
Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During Q1 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions. Management believes this change enhances the understanding of the underlying performance trends of these products. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, and the underlying profitability of each segment, and helps facilitate the allocation of resources.
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

Unlocking

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

Additional information

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

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax expense and net income:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$39	$35	11.4%	$22	$24	(8.3)%
Acquisitions	136	98	38.8	213	173	23.1
Stable Value Products	34	16	n/m	65	41	58.5
Asset Protection	8	13	(38.5)	22	25	(12.0)
Corporate and Other	(43)	(32)	34.4	(94)	(73)	28.8
Pre-tax adjusted operating income	174	130	33.8	228	190	20.0
Non-operating income (loss)	27	44	(38.6)	100	(175)	n/m
Income before income tax	201	174	15.5	328	15	n/m
Income tax expense	(39)	(32)	21.9	(64)	(2)	n/m
Net income	$162	$142	14.1%	$264	$13	n/m

Pre-tax adjusted operating income	$174	$130	33.8%	$228	$190	20.0%
Adjusted operating income tax expense	(33)	(23)	43.5	(42)	(39)	7.7
After-tax adjusted operating income	141	107	31.8	186	151	23.2
Non-operating income (loss)	27	44	(38.6)	100	(175)	n/m
Income tax (expense) benefit on adjustments	(6)	(9)	(33.3)	(22)	37	n/m
Net income	$162	$142	14.1%	$264	$13	n/m

Non-operating income (loss)
Derivative losses	$(182)	$(215)	(15.3)%	$(1)	$(239)	(99.6)
Investment gains (losses)	149	181	(17.7)	95	(96)	n/m
VA/VUL market impacts(1)	11	—	n/m	19	—	n/m
Less: related amortization(2)	(25)	(55)	(54.5)	62	(114)	n/m
Less: VA GLWB economic cost	(24)	(23)	4.3	(49)	(46)	6.5
Total non-operating income (loss)	$27	$44	(38.6)%	$100	$(175)	n/m

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

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$589	$558	5.6%	$1,165	$995	17.1%
Reinsurance ceded	(211)	(238)	(11.3)	(416)	(205)	n/m
Net premiums and policy fees	378	320	18.1	749	790	(5.2)
Net investment income	276	249	10.8	542	502	8.0
Realized gains (losses)	(21)	(20)	5.0	(43)	(40)	7.5
Other income	47	40	17.5	91	81	12.3
Total operating revenues	680	589	15.4	1,339	1,333	0.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	541	478	13.2	1,114	1,116	(0.2)
Amortization of DAC/VOBA	44	30	46.7	92	98	(6.1)
Other operating expenses	56	46	21.7	111	95	16.8
Total operating benefits and expenses	641	554	15.7	1,317	1,309	0.6
PRE-TAX ADJUSTED OPERATING INCOME	39	35	11.4	22	24	(8.3)
Non-operating income (loss):
Realized gains (losses)	(68)	(70)	(2.9)	46	(282)	n/m
Related benefits and settlement expenses	12	(4)	n/m	—	20	n/m
Related amortization of DAC/VOBA	20	23	(13.0)	(23)	105	n/m
VA/VUL market impacts(1)	8	—	n/m	13	—	n/m
Total non-operating income (loss)	(28)	(51)	(45.1)	36	(157)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$11	$(16)	n/m	$58	$(133)	n/m

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales By Product
Traditional life(1)	$70	$48	45.8%	$132	$118	11.9%
Universal life(1)	22	11	100.0	38	22	72.7
BOLI/COLI(2)	98	—	n/m	519	—	n/m
Fixed annuity(3)	366	398	(8.0)	809	1,011	(20.0)
Variable annuity(3)	276	38	n/m	495	93	n/m
	$832	$495	68.1%	$1,993	$1,244	60.2%
Average Account Values
Universal life	$7,777	$7,692	1.1%	$7,735	$7,715	0.3%
Variable universal life(4)	1,356	830	63.4	1,229	845	45.4
Fixed annuity(5)	11,985	10,714	11.9	11,901	10,589	12.4
Variable annuity	12,347	10,355	19.2	12,138	10,724	13.2
	$33,465	$29,591	13.1%	$33,003	$29,873	10.5%
Average Life Insurance In-force(6)
Traditional	$417,830	$373,097	12.0%	$411,441	$370,852	10.9%
Universal life	289,835	288,510	0.5	289,216	288,700	0.2
	$707,665	$661,607	7.0%	$700,657	$659,552	6.2%
Interest Spread - Fixed Annuities(7)
Net investment income yield	3.79%	3.71%		3.65%	3.81%
Interest credited to policyholders	2.38%	2.54%		2.39%	2.50%
Interest spread	1.41%	1.17%		1.26%	1.31%

	As of
	June 30, 2021	December 31, 2020	Percent Change
	(Dollars In Millions)
VA GLWB Benefit Base	$9,861	$9,817	0.4%
Account value subject to GLWB rider	$8,387	$8,035	4.4%

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
Annuity Account Values

Annuity account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of fee-based account values as many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses.

Fixed Annuities

Fixed annuity account values in the rollforward below represent general account reserves for fixed deferred and variable deferred annuities within the annuity account balances line item on the consolidated condensed balance sheet. It also includes the general account reserves associated with immediate annuity policies within the future policy benefits and claims line item on the consolidated condensed balance sheet. These reserves can differ from account value on certain products. Immediate annuities do not have an account value, but do maintain a GAAP reserve, which is included in the below rollforward. The entire GAAP reserve for indexed annuities differs from account value due to the bifurcation of the host contract and the embedded derivative. The below rollforward represents the account value associated with fixed funds and reserves associated with the host contract on indexed annuities.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed Annuities
Beginning total account value	$11,660	$10,413	$11,411	$10,027
Deposits and sales	394	375	854	996
Withdrawals and benefits	(279)	(257)	(555)	(549)
Policy fees/surrender charges	(9)	(1)	(17)	(2)
Interest credited and other activity(1)	72	3	145	61
Ending account value	$11,838	$10,533	$11,838	$10,533

(1) - Interest credited and other activity includes the rebifurcation of the FIA host contract and embedded derivative during the three months ended June 30, 2020 that resulted in a decrease in the host contract of $65 million.

Variable Annuities

Variable annuity account values in the rollforward below represent separate account reserves for variable deferred and immediate annuities. These reserves are a component of the liabilities related to separate accounts line item in the consolidated condensed balance sheet.

	As of or For The Three Months Ended June 30,		As of or For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Variable Account Value
Beginning balance	$12,096	$10,026	$11,763	$12,162
Increase (decrease) in VA account values:
Deposits	235	25	418	63
Surrenders	(255)	(212)	(516)	(509)
Contract holder assessments	(59)	(55)	(118)	(112)
Change in market value and other activity	582	901	1,052	(919)
Ending balance	$12,599	$10,685	$12,599	$10,685

Pre-Tax Adjusted Operating Income (Loss)

Three Month Comparison. Pre-tax adjusted operating income increased $4 million primarily driven by:

•Higher net investment income due to higher life liability balances and an increase in annuity account values primarily due to sales, as well as higher participation income and prepayment fee income on commercial mortgage loans
•Higher annuity fees due to growth in VA account balances caused by increases in equity markets
•Favorable impact of $16 million related to reinsurance accrual adjustments
•Higher operating expenses primarily driven by higher sales and commissions on increased VA account values
•Larger release of annuity guaranteed benefit reserves of $27 million primarily on VA products in 2020 due to the magnitude of the equity market recovery following declines at the beginning of the COVID-19 pandemic. In 2021, the operating income definition was revised to exclude the impact of equity market changes on variable products
•Unfavorable changes in unlocking of $6 million due to the exclusion of unlocking associated with variable product market impacts from operating income in 2021
Six Month Comparison. Pre-tax adjusted operating income decreased $2 million primarily driven by:
•Higher net investment income due to higher life liability balances and an increase in annuity account values primarily due to sales
•Higher annuity fees due to the growth in VA account balances caused by favorable equity markets and higher fixed annuity sales with guaranteed benefit riders
•Favorable impact of $13 million related to reinsurance accrual adjustments
•Net favorable change in unlocking of $28 million primarily due to the impact of COVID-19 on equity markets in the six months ended June 30, 2020
•Unfavorable mortality experience primarily due to the impact of the COVID-19 pandemic
Operating Revenues
Three Month Comparison. Operating revenues increased $91 million primarily driven by:
•Higher investment income primarily due to higher liability balances and higher participation income and prepayment fee income on commercial mortgage loans
•Higher traditional life net premiums due to higher single premium whole life and level term sales
•Favorable impact of $16 million related to reinsurance accrual adjustments
•Higher annuity fees from the growth in VA account balances due to increases in equity markets and growth in fixed annuity sales with guaranteed benefit riders
Six Month Comparison. Operating revenues increased $6 million primarily driven by:
•Higher investment income primarily due to higher liability balances
•Favorable impact of $13 million related to reinsurance accrual adjustments
•Higher annuity fees from the growth in VA account balances due to increases in equity markets and growth in fixed annuity sales with guaranteed benefit riders
•Lower life net premiums of $64 million primarily due to fluctuations in the number of traditional life policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$212	$195	$417	$386
Commercial mortgage loans	50	47	99	94
Commercial mortgage loan participation income	6	—	9	9
Other, net	8	7	17	13
Total net investment income	$276	$249	$542	$502

Operating Benefits and Expenses
Three Month Comparison. Operating benefits and expenses increased $87 million primarily driven by:
•Increase in life reserves primarily due to higher sales
•Larger release of annuity guaranteed benefit reserves of $27 million on VA products in 2020 primarily due to the magnitude of the equity market recovery following declines at the beginning of the COVID-19 pandemic
•Higher annuity credited interest due to higher fixed account values
•Unfavorable changes in unlocking of $6 million primarily due to the exclusion of unlocking associated with variable product market impacts from operating income in 2021
Six Month Comparison. Operating benefits and expenses increased $8 million primarily driven by:
•Unfavorable mortality experience primarily due to the impact of the COVID-19 pandemic
•Lower increase in life reserves of $55 million, excluding the impact of mortality experience, primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse, which also results in accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period
•Higher fixed annuity guaranteed benefit reserves due to growth in fixed annuity sales with guaranteed benefit riders
•Higher annuity credited interest due to higher fixed account values
•Net favorable change in unlocking of $28 million primarily due to the impact of COVID-19 on equity markets in 2020

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Benefit and settlement expense
Death claims	$216	$213	$475	$394
Change in life reserves	164	129	321	419
Life surrenders	3	3	6	5
Change in annuity guaranteed benefit reserves	9	(21)	20	9
Payout annuities mortality variance	1	(4)	3	(8)
Interest credited and other expenses	148	158	289	297
Total benefits and settlement expenses	$541	$478	$1,114	$1,116

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

Impact of reinsurance
Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	$(211)	$(238)	(11.3)%	$(416)	$(205)	n/m
Other income	(1)	(1)	n/m	(2)	(1)	n/m
Total operating revenues	(212)	(239)	(11.3)	(418)	(206)	n/m
Realized gains (losses)	2	(1)	n/m	(3)	(1)	n/m
Total revenues	(210)	(240)	(12.5)	(421)	(207)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	(219)	(255)	(14.1)	(482)	(179)	n/m
Amortization of DAC/VOBA	(2)	(1)	100.0	(3)	(2)	50.0%
Other operating expenses	(48)	(50)	(4.0)	(93)	(101)	(7.9)
Operating benefits and expenses	(269)	(306)	(12.1)	(578)	(282)	n/m
Benefits and settlement expenses related to realized gains (losses)	(2)	—	n/m	(1)	(2)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	—	(1)	n/m	—	3	n/m
Total benefits and expenses	(271)	(307)	(11.7)	(579)	(281)	n/m
NET IMPACT OF REINSURANCE	$61	$67	(9.0)%	$158	$76	n/m

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business that we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. The Retail Life and Annuity segment’s reinsurance programs do not materially impact the “other income” line of our income statement.
Three Month Comparison. The net impact of reinsurance was unfavorable by $6 million primarily driven by:
•Lower ceded UL net premiums and policy fees driven by adjustments on certain reinsurance agreements and lower ceded traditional life premiums
•Lower ceded benefits and settlement expenses due to lower UL ceded claims
Six Month Comparison. The net impact of reinsurance was favorable by $82 million primarily driven by:

•Lower ceded UL net premiums and policy fees primarily driven by adjustments on certain reinsurance agreements
•Higher ceded traditional life premiums of $218 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These post level policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse
•Higher ceded benefits and settlement expenses of $303 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019, due to accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$363	$375	(3.2)%	$805	$756	6.5%
Reinsurance ceded	(67)	(76)	(11.8)	(133)	(99)	34.3
Net premiums and policy fees	296	299	(1.0)	672	657	2.3
Net investment income	400	413	(3.1)	799	830	(3.7)
Realized gains (losses)	(3)	(3)	n/m	(6)	(6)	n/m
Other income	14	37	(62.2)	21	86	(75.6)
Total operating revenues	707	746	(5.2)	1,486	1,567	(5.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	515	590	(12.7)	1,159	1,261	(8.1)
Amortization of VOBA	—	(5)	n/m	(2)	6	n/m
Other operating expenses	56	63	(11.1)	116	127	(8.7)
Total operating benefits and expenses	571	648	(11.9)	1,273	1,394	(8.7)
PRE-TAX ADJUSTED OPERATING INCOME	136	98	38.8	213	173	23.1
Non-operating income (loss)
Realized gains (losses)	37	52	(28.8)	47	30	56.7
Related benefits and settlement expenses	(5)	(1)	n/m	(32)	(7)	n/m
Related amortization of VOBA	(2)	37	n/m	(7)	(4)	n/m
VA/VUL market impacts(1)	3	—	n/m	6	—	n/m
Total non-operating income	33	88	(62.5)	14	19	(26.3)
INCOME BEFORE INCOME TAX	$169	$186	(9.1)%	$227	$192	18.2%

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Average Life Insurance In-Force(1)
Traditional	$225,638	$245,999	(8.3)%	$228,953	$249,424	(8.2)%
Universal life	67,927	67,294	0.9	68,040	67,939	0.1
	$293,565	$313,293	(6.3)%	$296,993	$317,363	(6.4)%
Average Account Values
Universal life(2)	$15,162	$15,508	(2.2)%	$15,323	$15,576	(1.6)%
Variable universal life	9,119	7,447	22.5	9,031	7,558	19.5
Fixed annuity(2)	9,542	10,351	(7.8)	9,625	10,440	(7.8)
Variable annuity	5,595	4,445	25.9	5,540	4,836	14.6
	$39,418	$37,751	4.4%	$39,519	$38,410	2.9%
Interest Spread - Fixed Annuities
Net investment income yield	4.02%	4.02%		4.00%	3.96%
Interest credited to policyholders	3.32%	2.83%		3.39%	3.03%
Interest spread(3)	0.70%	1.19%		0.61%	0.93%

(1) Amounts are not adjusted for coinsurance ceded.
(2) Includes general account balances held within variable products and is net of non-affiliate reinsurance ceded. Excludes structured annuity products.
(3) Interest spread on average general account values
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Pre-Tax Adjusted Operating Income

Three Month Comparison. Pre-tax adjusted operating income increased $38 million primarily driven by:

•Favorable mortality experience
•Lower net investment income and interest spread due to expected run off of the in-force blocks of business
Six Month Comparison. Pre-tax adjusted operating income increased $40 million primarily driven by:
•Favorable mortality experience
•Lower net investment income and interest spread due to expected run off of the in-force blocks of business
•Lower benefits on participating policies of $17 million, primarily related to a reduction in the policyholder dividend obligation associated with policies in the regulatory closed block
Operating Revenues
Three Month Comparison. Operating revenues decreased $39 million primarily driven by:
•Lower gross premiums in the group life and accident and health block
•Lower investment income due to expected run off of the in-force blocks of business
Six Month Comparison. Operating revenues decreased $81 million primarily driven by:
•Lower net investment income due to expected run off of the in-force blocks of business
•Lower premiums in the group life and accident and health block
•Other income of $15 million received the first quarter of 2020 related to the final settlement of a prior acquisition

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$351	$365	$703	$729
Commercial mortgage loans	20	17	37	38
Other, net	29	31	59	63
Total net investment income	$400	$413	$799	$830

Operating Benefits and Expenses
Three Month Comparison. Operating benefits and expenses decreased $77 million primarily driven by:
•Favorable mortality experience
•Lower reserves in the group life and accident and health block
•Lower annuity interest credited primarily due to lower fixed annuity account balances
Six Month Comparison. Operating benefits and expenses decreased $121 million primarily driven by:
•Favorable mortality experience
•Lower reserves in the group life and accident and health block
•Lower benefits on participating policies of $17 million, primarily related to a reduction in the policyholder dividend obligation associated with policies in the regulatory closed block
•Lower annuity interest credited primarily due to lower fixed annuity account balances

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Benefit and settlement expense
Death claims	$266	$297	$605	$584
Change in life reserves	(64)	(85)	(74)	(98)
Life surrenders	52	59	107	136
Payout annuities mortality variance	(10)	(3)	(28)	—
Accident & Health benefit and settlement expense	2	30	17	45
Interest credited and other expenses	269	292	532	594
Total benefits and settlement expenses	$515	$590	$1,159	$1,261

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	$(67)	$(76)	(11.8)%	$(133)	$(99)	34.3%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(62)	(73)	(15.1)	(143)	(83)	72.3
Other operating expenses	(6)	(8)	(25.0)	(13)	(15)	(13.3)
Total benefits and expenses	(68)	(81)	(16.0)	(156)	(98)	59.2

NET IMPACT OF REINSURANCE(1)	$1	$5	(80.0)%	$23	$(1)	n/m

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
Three Month Comparison. The net impact of reinsurance was unfavorable by $4 million primarily driven by:
•Lower ceded traditional life premiums and policy fees driven by expected run off of the in-force blocks of business
•Lower ceded benefits and settlement expenses driven by expected run off of the in-force blocks of business as well as lower ceded claims
Six Month Comparison. The net impact of reinsurance was favorable by $24 million primarily driven by:
•Higher ceded traditional life premiums of $34 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These post level policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse
•Higher ceded benefits and settlement expenses of $60 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019, due to accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Net investment income	$68	$52	30.8%	131	115	13.9%
Total operating revenues	68	52	30.8%	131	115	13.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	32	34	(5.9)%	62	70	(11.4)
Amortization of DAC	1	1	n/m	2	2	n/m
Other operating expenses	1	1	n/m	2	2	n/m
Total benefits and expenses	34	36	(5.6)%	66	74	(10.8)
PRE-TAX ADJUSTED OPERATING INCOME	34	16	n/m	65	41	58.5
Add: realized gains (losses)	20	—	n/m	38	(26)	n/m
INCOME BEFORE INCOME TAX	$54	$16	n/m	103	15	n/m

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales(1)
GIC	$—	$—	n/m	$—	$3	n/m
GFA	1,835	500	n/m	2,710	1,000	n/m
	$1,835	$500	n/m	$2,710	$1,003	n/m

Average Account Values	$7,478	$5,678	31.7%	$7,056	$5,672	24.4%
Ending Account Values	$7,461	$5,984	24.7%	$7,461	$5,984	24.7%

Operating Spread
Net investment income yield	3.62%	3.68%		3.72%	4.05%
Interest credited	1.70	2.39		1.75	2.46
Operating expenses	0.12	0.12		0.11	0.11
Operating spread	1.80%	1.17%		1.86%	1.48%

Adjusted operating spread(2)	1.58%	1.16%		1.57%	1.22%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participation commercial mortgage loan income, accelerated discount accretion from called securities, and the impact of commercial mortgage loan prepayments.
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Pre-Tax Adjusted Operating Income
Three Month Comparison. Pre-tax adjusted operating income increased $18 million primarily driven by:

•Increase in income of $7 million due to an increase in the average balance
•Increase in income of $6 million due to higher adjusted operating spread
•Increase in net investment income, primarily due to an increase in participation income on commercial mortgage loans and income on called securities
Six Month Comparison. Pre-tax adjusted operating income increased $24 million primarily driven by:

•Increase in income of $11 million due to higher adjusted operating spread
•Increase in income of $11 million due to an increase in the average balance

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$32	$26	$59	$56
Participation commercial mortgage loan income	1	—	6	7
Commercial mortgage loan income	35	27	67	52
Other income and expenses	—	(1)	(1)	—
Total net investment income	$68	$52	$131	$115

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$72	$72	—%	$146	$148	(1.4)%
Reinsurance ceded	(48)	(45)	6.7%	(94)	(92)	2.2
Net premiums and policy fees	24	27	(11.1)%	52	56	(7.1)
Net investment income	5	6	(16.7)%	11	14	(21.4)
Other income	39	34	14.7%	76	71	7.0
Total operating revenues	68	67	1.5%	139	141	(1.4)
BENEFITS AND EXPENSES
Benefits and settlement expenses	16	18	(11.1)%	33	38	(13.2)
Amortization of DAC/VOBA	15	16	n/m	30	30	n/m
Other operating expenses	29	22	31.8%	54	48	12.5
Total benefits and expenses	60	56	7.1%	117	116	0.9
PRE-TAX ADJUSTED OPERATING INCOME	8	11	(27.3)%	22	25	(12.0)
INCOME BEFORE INCOME TAX	$8	$11	(27.3)%	$22	$25	(12.0)%

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales(1)
Credit insurance	$—	$1	n/m	$—	$3	n/m
Service contracts	143	84	70.2%	249	179	39.1
GAP	24	17	41.2%	44	35	25.7
	$167	$102	63.7%	$293	$217	35.0%
Loss Ratios(2)
Credit insurance	46.4%	13.1%		29.6%	29.9%
Service contracts	53.0	61.4		56.4	60.2
GAP	83.2	91.7		91.1	106.4

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums

Pre-Tax Adjusted Operating Income
Three Month Comparison. Pre-tax adjusted operating income decreased $3 million primarily driven by:
•Lower net investment income due to lower yields
•Higher expenses due to higher sales and commissions in the service contract line
•Favorable impact of lower loss ratios from the GAP product line, due to higher used car values, partly offset by the negative variances in the other loss ratios
•Increase in sales due to the positive impact of increased industry auto sales
Six Month Comparison. Pre-tax adjusted operating income decreased $3 million primarily driven by:
•Lower net investment income due to lower investment yields
•Higher expenses due to higher sales and commissions in the service contract line
•Favorable impact of lower loss ratios from the GAP product line, due to higher used car values, partly offset by the negative variances in the other loss ratios
•Increase in sales due to the positive impact of increased industry auto sales

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	$(48)	$(45)	6.7%	$(94)	$(92)	2.2%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(21)	(21)	n/m	(40)	(41)	(2.4)
Amortization of DAC/VOBA	(1)	(1)	n/m	(3)	(2)	50.0
Other operating expenses	(1)	(1)	n/m	(2)	(2)	n/m
Total benefits and expenses	(23)	(23)	n/m	(45)	(45)	n/m
NET IMPACT OF REINSURANCE(1)	$(25)	$(22)	13.6%	$(49)	$(47)	4.3

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Three Month Comparison. The net impact of reinsurance was unfavorable by $3 million primarily driven by:
•Increases in ceded service contract premiums related to higher service contract premium volume
Six Month Comparison. The net impact of reinsurance was unfavorable by $2 million primarily driven by:
•Increase in ceded service contract premiums related to higher service contract premium volume

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended June 30,		Percent	For The Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$2	$3	(33.3)%	$5	$6	(16.7)%
Reinsurance ceded	—	—	n/m	—	—	n/m
Net premiums and policy fees	2	3	(33.3)	5	6	(16.7)
Net investment income	(7)	22	n/m	(21)	36	n/m
Other income	—	—	—	—	—	n/m
Total operating revenues	(5)	25	n/m	(16)	42	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	2	3	(33.3)	7	6	16.7
Amortization of DAC/VOBA	—	—	n/m	—	—	n/m
Other operating expenses	36	54	(33.3)	71	109	(34.9)
Total benefits and expenses	38	57	(33.3)	78	115	(32.2)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(43)	(32)	34.4	(94)	(73)	28.8
Add: realized gains (losses)	2	7	(71.4)	12	(11)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$(41)	$(25)	64.0%	$(82)	$(84)	(2.4)%

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Three Month Comparison. The increased pre-tax operating loss was primarily due to an increase in corporate overhead expenses. The net investment income and other operating expense lines decreased by $30 million and $33 million, respectively, related to the extinguishment of certain held-to-maturity investments and non-recourse obligations in 2020.
Six Month Comparison. The increased pre-tax operating loss was primarily due to an increase in corporate overhead expenses. The net investment income and other operating expense lines decreased by $60 million and $67 million, respectively, related to the extinguishment of certain held-to-maturity investments and non-recourse obligations in 2020.

CONSOLIDATED INVESTMENTS
As of June 30, 2021, our investment portfolio was $89.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $70.5 billion, or 96.2%, of our fixed maturities as “available-for-sale” as of June 30, 2021. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized gains (losses) in the consolidated condensed statements of income. Credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit losses recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 3.8%, of our fixed maturities and $108 million of short-term investments as of June 30, 2021. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
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
The following table presents the reported values of our invested assets:

	As of
	June 30, 2021		December 31, 2020
	(Dollars In Millions)
Publicly issued bonds (amortized cost: 2021 - $44,591; 2020 - $44,169)	$49,081	54.7%	$49,571	56.0%
Privately issued bonds (amortized cost: 2021 - $22,715; 2020 - $21,332)	23,917	26.6	22,817	25.8
Redeemable preferred stocks (amortized cost: 2021 - $285; 2020 - $196)	299	0.3	207	0.2
Fixed maturities	73,297	81.6%	72,595	82.0%
Equity securities (cost: 2021 - $639; 2020 - $635)	674	0.8	667	0.8
Commercial mortgage loans	10,288	11.5	10,006	11.3
Investment real estate	10	—	10	—
Policy loans	1,551	1.7	1,593	1.8
Other long-term investments	3,256	3.6	3,241	3.7
Short-term investments	685	0.8	462	0.4
Total investments	$89,761	100.0%	$88,574	100.0%
Included in the preceding table are $2.8 billion and $2.9 billion of fixed maturities and $108 million and $76 million of short-term investments classified as trading securities as of June 30, 2021 and December 31, 2020, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of June 30, 2021, our fixed maturity investment holdings were $73.3 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$9,372	12.8%	$9,497	13.1%
AA	7,127	9.7	7,337	10.1
A	23,049	31.4	24,372	33.6
BBB	30,937	42.3	28,654	39.5
Below investment grade	2,812	3.8	2,735	3.7
	$73,297	100.0%	$72,595	100.0%
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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2021		December 31, 2020
	(Dollars In Millions)
Corporate securities	$55,245	75.4%	$53,967	74.3%
Residential mortgage-backed securities	7,199	9.8	6,877	9.5
Commercial mortgage-backed securities	2,566	3.5	2,748	3.8
Other asset-backed securities	1,692	2.3	1,741	2.4
U.S. government-related securities	958	1.3	1,606	2.2
Other government-related securities	800	1.1	747	1.0
States, municipals, and political subdivisions	4,537	6.2	4,702	6.5
Redeemable preferred stocks	300	0.4	207	0.3
Total fixed income portfolio	$73,297	100.0%	$72,595	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of June 30, 2021	% Fair Value	As of December 31, 2020	% Fair Value
	(Dollars In Millions)
Banking	$8,215	11.2%	$7,752	10.7%
Other finance	1,008	1.4	959	1.3
Electric utility	5,782	7.9	5,792	8.0
Energy	4,649	6.3	4,756	6.6
Natural gas	1,253	1.7	1,275	1.8
Insurance	6,338	8.6	6,022	8.3
Communications	2,893	3.9	2,967	4.1
Basic industrial	2,668	3.6	2,532	3.5
Consumer noncyclical	7,358	10.1	7,374	10.2
Consumer cyclical	2,856	3.9	2,833	3.9
Finance companies	428	0.6	319	0.4
Capital goods	3,633	5.0	3,648	5.0
Transportation	2,134	2.9	2,236	3.1
Other industrial	704	1.0	691	1.0
Brokerage	1,938	2.6	1,786	2.5
Technology	3,063	4.2	2,596	3.6
Real estate	560	0.8	587	0.8
Other utility	65	0.1	48	—
Commercial mortgage-backed securities	2,566	3.5	2,748	3.8
Other asset-backed securities	1,692	2.3	1,741	2.4
Residential mortgage-backed non-agency securities	5,797	7.9	5,607	7.7
Residential mortgage-backed agency securities	1,402	1.9	1,270	1.8
U.S. government-related securities	958	1.3	1,607	2.0
Other government-related securities	800	1.1	747	1.0
State, municipals, and political divisions	4,537	6.2	4,702	6.5
Total	$73,297	100.0%	$72,595	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$280	10.0%	$340	11.9%
AA	267	9.6	268	9.4
A	886	31.7	909	31.8
BBB	1,223	43.8	1,205	42.1
Below investment grade	137	4.9	140	4.8
	$2,793	100.0%	$2,862	100.0%
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2021, were $11.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,739	$5,693	$2	$2	$1,440	$1,371	$547	$529	$7,728	$7,595
AA	1	1	—	—	578	555	269	259	848	815
A	1,398	1,393	7	6	428	408	705	696	2,538	2,503
BBB	6	6	1	1	103	98	150	145	260	250
Below	19	19	26	24	17	22	21	21	83	86
	$7,163	$7,112	$36	$33	$2,566	$2,454	$1,692	$1,650	$11,457	$11,249

Rating %
AAA	80.1%	80.0%	4.3%	4.6%	56.1%	55.9%	32.3%	32.0%	67.5%	67.5%
AA	—	—	0.3	0.3	22.5	22.6	15.9	15.7	7.4	7.2
A	19.5	19.6	20.1	18.7	16.7	16.6	41.7	42.2	22.1	22.3
BBB	0.1	0.1	3.5	3.7	4.0	4.0	8.9	8.8	2.3	2.2
Below	0.3	0.3	71.8	72.7	0.7	0.9	1.2	1.3	0.7	0.8
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2017 and prior	$1,748	$1,705	$36	$33	$2,317	$2,223	$1,405	$1,367	$5,506	$5,328
2018	519	509	—	—	149	135	133	131	801	775
2019	604	594	—	—	75	71	41	41	720	706
2020	1,615	1,617	—	—	15	15	34	32	1,664	1,664
2021	2,677	2,687	—	—	10	10	79	79	2,766	2,776
Total	$7,163	$7,112	$36	$33	$2,566	$2,454	$1,692	$1,650	$11,457	$11,249

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,541	$5,420	$2	$2	$1,596	$1,514	$543	$527	$7,682	$7,463
AA	—	—	—	—	587	570	277	268	864	838
A	1,268	1,228	8	7	469	449	731	727	2,476	2,411
BBB	4	4	1	1	85	86	164	158	254	249
Below	24	24	29	27	11	19	26	29	90	99
	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

Rating %
AAA	81.1%	81.2%	5.3%	5.6%	58.1%	57.4%	31.2%	30.8%	67.6%	67.5%
AA	—	—	0.2	0.2	21.4	21.6	15.9	15.7	7.6	7.6
A	18.5	18.3	19.7	18.2	17.0	17.0	42.0	42.6	21.8	21.7
BBB	0.1	0.1	2.8	2.9	3.1	3.3	9.4	9.2	2.2	2.3
Below	0.3	0.4	72.0	73.1	0.4	0.7	1.5	1.7	0.8	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,701	$1,647	$38	$35	$2,238	$2,167	$1,069	$1,044	$5,046	$4,893
2017	737	711	2	2	270	249	402	397	1,411	1,359
2018	1,001	970	—	—	151	136	148	148	1,300	1,254
2019	1,070	1,045	—	—	75	71	92	91	1,237	1,207
2020	2,328	2,303	—	—	14	15	30	29	2,372	2,347
Total	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of June 30, 2021, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 5.5 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2021:

Weighted-Average
Non-agency portfolio	Life

Prime	5.55
Sub-prime	2.16
Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2021 our commercial mortgage loan holdings were $10.4 billion, $10.3 billion net of allowance for credit losses. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, senior living facilities, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, senior living, professional office buildings, and warehouses). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loan portfolio was underwritten by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of June 30, 2021, assuming the loans are called at their next call dates, $102 million of principal would become due for the remainder of 2021, $450 million in 2022 through 2026, and $13 million in 2027 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of June 30, 2021 and December 31, 2020, $682 million and $806 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six months ended June 30, 2021 and 2020, the Company recognized $7 million and $14 million, and $1 million and $17 million respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of June 30, 2021	As of December 31, 2020
	(Dollars In Millions)
Total number of loans	1,787	1,827
Total amortized cost	$10,424	$10,228
Total unpaid principal balance	$10,359	$10,148
Allowance for credit losses - funded commercial mortgage loans	$(136)	$(222)
Average loan size	$6	$6

Weighted-average amortization	21.9 years	21.4 years
Weighted-average coupon	4.22%	4.34%
Weighted-average LTV	54.02%	53.91%
Weighted-average debt coverage ratio	1.76	1.72

Total number of unfunded commitments	125	117
Total unfunded commitments balance	$1,297	$801
Allowance for credit losses - unfunded commitments	$(12)	$(22)

We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of June 30, 2021 and December 31, 2020, there were allowances for commercial mortgage loan and unfunded commitment credit losses of $148 million and $245 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of June 30, 2021 we estimated the fair value of our commercial mortgage loans to be $11.0 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was 5.61% more than the amortized cost, less any related loan loss reserve.

At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage loan is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of June 30, 2021 and December 31, 2020 we had $1 million and $3 million, respectively, of invested assets that consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.

During the six months ended June 30, 2021, we recognized one troubled debt restructuring transaction. During the year ended December 31, 2020, the Company recognized four troubled debt restructuring transactions as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the six months ended June 30, 2021.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

We use the same methodology and assumptions to estimate the allowance for credit losses for the unfunded loan commitments as for funded commercial mortgage loan receivables. During the six months ended June 30, 2021, the allowance for credit losses for unfunded loan commitments was $12 million, which was a slight decrease of $3 million from the first quarter of 2021.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2021, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $5.7 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of June 30, 2021, and an overall net unrealized gain of $6.9 billion as of December 31, 2020.

For fixed maturity securities held that are in an unrealized loss position as of June 30, 2021, the fair value, amortized cost, unrealized loss, allowance for expected credit losses (“ACL”), and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$1,519	23.2%	$1,529	22.8%	$—	—%	$(10)	5.8%
>90 days but <= 180 days	3,782	57.8	3,871	57.6	—	—	(89)	51.4
>180 days but <= 270 days	236	3.6	249	3.7	—	—	(13)	7.5
>270 days but <= 1 year	168	2.6	177	2.6	—	—	(9)	5.2
>1 year but <= 2 years	346	5.3	361	5.4	(1)	50.0	(14)	8.1
>2 years but <= 3 years	124	1.9	129	1.9	—	—	(5)	2.9
>3 years but <= 4 years	99	1.5	105	1.6	—	—	(6)	3.5
>4 years but <= 5 years	34	0.5	34	0.5	—	—	—	—
>5 years	235	3.6	263	3.9	(1)	50.0	(27)	15.6
Total	$6,543	100.0%	$6,718	100.0%	$(2)	100.0%	$(173)	100.0%
The range of maturity dates for securities in an unrealized loss position as of June 30, 2021, varies, with 10.4% maturing in less than 5 years, 32.7% maturing between 5 and 10 years, and 56.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2021:

				%				%
S&P or Equivalent	Fair	%	Amortized	Amortized			Unrealized	Unrealized
Designation	Value	Fair Value	Cost	Cost	ACL	% ACL	Loss	Loss
	(Dollars In Millions)
AAA/AA/A	$4,287	65.5%	$4,383	65.3%	$—	—%	$(96)	55.5%
BBB	1,844	28.2	1,894	28.2	—	—	(50)	28.9
Investment grade	6,131	93.7%	6,277	93.5%	—	—%	(146)	84.4%
BB	406	6.2	433	6.4	(1)	50.0	(26)	15.0
B	6	0.1	8	0.1	(1)	50.0	(1)	0.6
CCC or lower	—	—	—	—	—	—	—	—
Below investment grade	412	6.3%	441	6.5%	(2)	100.0%	(27)	15.6%
Total	$6,543	100.0%	$6,718	100.0%	$(2)	100.0%	$(173)	100.0%
As of June 30, 2021, the Barclays Investment Grade Index was priced at 80 bps versus a 10 year average of 130 bps. Similarly, the Barclays High Yield Index was priced at 311 bps versus a 10 year average of 497 bps. As of June 30, 2021, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.9%, 1.5%, and 2.1%, as compared to 10 year averages of 1.4%, 2.1%, and 2.8%, respectively.
As of June 30, 2021, 84.4% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded that an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of June 30, 2021, we held a total of 467 positions that were in an unrealized loss position. Included in that amount were 39 positions of below investment grade securities with a fair value of $412 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $27 million, $20 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.5% of invested assets.
As of June 30, 2021, securities in an unrealized loss position that were rated as below investment grade represented 6.3% of the total fair value and 15.6% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be non-credit related.
The following table includes the fair value, amortized cost, unrealized loss, ACL, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2021:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$21	5.1%	$21	4.8%	$—	—%	$—	—%
>90 days but <= 180 days	62	15.0	66	15.0	—	—	(4)	14.8
>180 days but <= 270 days	—	—	—	—	—	—	—	—
>270 days but <= 1 year	19	4.6	22	5.0	—	—	(3)	11.1
>1 year but <= 2 years	74	18.0	79	17.9	(1)	50.0	(4)	14.8
>2 years but <= 3 years	33	8.0	35	7.9	—	—	(2)	7.4
>3 years but <= 4 years	61	14.8	64	14.5	—	—	(3)	11.1
>4 years but <= 5 years	—	—	—	—	—	—	—	—
>5 years	142	34.5	154	34.9	(1)	50.0	(11)	40.8
Total	$412	100.0%	$441	100.0%	$(2)	100.0%	$(27)	100.0%
We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2021, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
Banking	$556	8.4%	$570	8.5%	$—	—%	$(14)	8.0%
Other finance	129	2.0	138	2.1	—	—	(9)	5.1
Electric utility	389	5.9	403	6.0	—	—	(14)	8.0
Energy	341	5.2	357	5.3	—	—	(16)	9.1
Natural gas	56	0.9	57	0.8	—	—	(1)	0.6
Insurance	257	3.9	269	4.0	—	—	(12)	6.9
Communications	171	2.6	175	2.6	(1)	50.0	(3)	1.7
Basic industrial	124	1.9	126	1.9	—	—	(2)	1.2
Consumer noncyclical	420	6.4	431	6.4	—	—	(11)	6.4
Consumer cyclical	307	4.7	318	4.7	—	—	(11)	6.4
Finance companies	69	1.1	70	1.0	—	—	(1)	0.6
Capital goods	116	1.8	118	1.8	—	—	(2)	1.2
Transportation	69	1.1	71	1.1	—	—	(2)	1.2
Other industrial	25	0.4	26	0.4	—	—	(1)	0.6
Brokerage	103	1.6	109	1.6	—	—	(6)	3.5
Technology	150	2.3	156	2.3	—	—	(6)	3.5
Commercial mortgage-backed securities	164	2.5	171	2.5	(1)	50.0	(6)	3.5
Other asset-backed securities	230	3.5	231	3.4	—	—	(1)	0.6
Residential mortgage-backed non-agency securities	1,589	24.3	1,603	24.0	—	—	(14)	8.1
Residential mortgage-backed agency securities	773	11.8	793	11.8	—	—	(20)	11.6
U.S. government-related securities	456	7.0	476	7.1	—	—	(20)	11.6
Other government-related securities	27	0.4	28	0.4	—	—	(1)	0.6
States, municipals, and political divisions	22	0.3	22	0.3	—	—	—	—
Total	$6,543	100.0%	$6,718	100.0%	$(2)	100.0%	$(173)	100.0%
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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2021:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Millions)
AAA	$9,092	12.9%
AA	6,860	9.7
A	22,163	31.5
BBB	29,714	42.1
Investment grade	67,829	96.2
BB	2,555	3.6
B	117	0.2
CCC or lower	3	—
Below investment grade	2,675	3.8
Total	$70,504	100.0%
Not included in the table above are $2.7 billion of investment grade and $137 million of below investment grade fixed maturities classified as trading securities.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2021. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2021:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
JP Morgan Chase & Co	$298	$—	$298
AT&T Inc.	294	—	294
United Health Group Inc	290	—	290
Verizon Communication Inc	289	—	289
Berkshire Hathaway Inc	287	—	287
Morgan Stanley	282	2	284
Wells Fargo & Company	276	7	283
HSBC Holdings PLC	281	—	281
TIAA Board of Overseers	280	—	280
Citigroup Inc	273	—	273
Total	$2,850	$9	$2,859
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

For securities which the Company has the intent and ability to hold until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses.
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2021. As of June 30, 2021, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,371	$1,464	$2,835
France	754	412	1,166
Netherlands	367	376	743
Germany	234	871	1,105
Switzerland	451	157	608
Spain	240	362	602
Belgium	—	206	206
Norway	—	125	125
Finland	85	—	85
Ireland	63	128	191
Italy	75	158	233
Luxembourg	—	34	34
Sweden	—	53	53
Denmark	72	—	72
Portugal	—	26	26
Total securities	3,712	4,372	8,084
Derivatives:
United Kingdom	168	—	168
Switzerland	31	—	31
France	52	—	52
Total derivatives	251	—	251
Total securities	$3,963	$4,372	$8,335

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturity gains - sales	$9	$6	$40	$46
Fixed maturity losses - sales	—	(4)	(1)	(4)
Equity gains and losses	10	25	3	(18)
Change in net expected credit losses - fixed maturities	—	(30)	5	(82)
Commercial mortgage loans	36	(4)	92	(99)
Modco trading portfolio	93	188	(44)	63
Other investments	1	—	—	(2)
Total realized gains (losses) - investments	149	181	95	(96)
Derivatives related to VA contracts:
Interest rate futures	(1)	(7)	8	(5)
Equity futures	(4)	102	(12)	133
Currency futures	(1)	(1)	5	11
Equity options	(36)	(172)	(82)	108
Interest rate swaps	154	12	(143)	421
Total return swaps	(56)	(78)	(125)	62
Embedded derivative - GLWB	(103)	64	302	(871)
Total derivatives related to VA contracts	(47)	(80)	(47)	(141)
Derivatives related to FIA contracts:
Embedded derivative	(39)	(68)	(36)	(29)
Funds withheld derivative	(2)	(7)	(5)	(7)
Equity futures	2	1	3	(7)
Equity options	25	51	48	(9)
Other derivatives	(1)	—	(2)	—
Total derivatives related to FIA contracts	(15)	(23)	8	(52)
Derivatives related to IUL contracts:
Embedded derivative	(33)	(14)	(12)	(14)
Equity futures	—	—	—	(2)
Equity options	5	8	8	(6)
Total derivatives related to IUL contracts	(28)	(6)	(4)	(22)
Embedded derivative - Modco reinsurance treaties	(80)	(107)	47	(31)
Derivatives with PLC(1)	—	4	—	2
Other derivatives	(12)	(3)	(5)	5
Total realized gains (losses) - derivatives	(182)	(215)	(1)	(239)
Total realized gains (losses)	$(33)	$(34)	$94	$(335)

(1) The Company and certain of its subsidiaries had an interest support agreement, a yearly renewable term (“YRT”) premium support agreement, and portfolio maintenance agreements PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three and six months ended June 30, 2021, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Other MBS	$—	$—	$1	$(1)
Corporate securities	—	(30)	2	(81)
CMBS	—	—	2	—
Total	$—	$(30)	$5	$(82)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2021, we sold securities in an unrealized loss position with a fair value of $23 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Millions)
<= 90 days	$8	34.8%	$—	—%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	15	65.2	(1)	100.0
Total	$23	100.0%	$(1)	100.0%
For the three and six months ended June 30, 2021, we sold securities in an unrealized loss position with sale proceeds of $15 million and $23 million, respectively. The losses realized on the sale of these securities were immaterial and $1 million. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and six months ended June 30, 2021, we sold securities in an unrealized gain position with sale proceeds of $122 million and $1.2 billion. The gains realized on the sale of these securities were $9 million and $40 million, respectively.
For the three and six months ended June 30, 2021, net gains of $93 million and net losses of $44 million, respectively, related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Also, for the three and six months ended June 30, 2021, approximately $6 million and $15 million of gains were realized through the sale of certain securities, which will be reimbursed by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax losses of $80 million and pre-tax gains of $47 million during the three and six months ended June 30, 2021. The losses on the embedded derivative were due to treasury yields decreasing during the three months ended June 30, 2021. The gains on the embedded derivative for the six months ended June 30, 2021, were due to treasury yields having increased for the year.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and six months ended June 30, 2021, we experienced $47 million in losses on derivatives related to VA contracts. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the three and six months ended June 30, 2021.
The Funds Withheld derivative associated with Protective Life Reinsurance Bermuda Ltd. (“PL Re”) had pre-tax realized losses of $2 million and $5 million for the three and six months ended June 30, 2021.

On October 1, 2020, Golden Gate II Captive Insurance Company (“Golden Gate II”), Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), and Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), all of which were wholly owned captive insurance company subsidiaries of the Company (collectively the “Captives”) merged with and into (the “Captive Merger”) Golden Gate.
In conjunction with the Captive Merger, the Company terminated its interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.
As part of the Captive Merger, Golden Gate entered into a new portfolio maintenance agreement with PLC. The Company recognized no gains or losses on this agreement for the three and six months ended June 30, 2021.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $12 million and $5 million for the three and six months ended June 30, 2021.
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
Under a revolving line of credit arrangement (the “Credit Facility”), PLC and the Company have the ability to borrow on an unsecured basis up to a combined aggregate principal amount of $1 billion. Under certain circumstances, the Credit Facility allows for a request that the commitment under the Credit Facility be increased up to a maximum principal amount of $2 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2021. We did not have an outstanding balance drawn on the Credit Facility as of June 30, 2021 or December 31, 2020. PLC had an outstanding balance under the Credit Facility of $350 million and $190.0 million as of June 30, 2021 and December 31, 2020.
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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2021 to fund commercial mortgage loans in the amount of $1.3 billion.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2021, we held cash and short-term investments of $1.1 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2021	2020
	(Dollars In Millions)
Net cash (used in) provided by operating activities	$(571)	$377
Net cash used in investing activities	(2,491)	(1,296)
Net cash provided by financing activities	2,783	1,162
Total	$(279)	$243
For The Six Months Ended June 30, 2021 as compared to the Six Months Ended June 30, 2020
Net cash used in operating activities - Cash flows from operating activities are affected by the timing of premiums received, reinsurance transactions, investment activities, and benefits and expenses paid. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $666 million of inflows from secured financing liabilities for the six months ended June 30, 2021, as compared to the $133 million of outflows for the six months ended June 30, 2020 and $2.2 billion of inflows of investment product and universal life net activity as compared to $1.2 billion in the prior year.
The Company and certain of its subsidiaries, are members of the FHLB of Cincinnati, the FHLB of New York, and the FHLB of Atlanta. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2021, we had $1.4 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2021, the fair value of securities pledged under the repurchase program was $1,067 million, and the repurchase obligation of $1,003 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 13 basis points). During the six months ended June 30, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,003 million. The average daily balance was $523 million (at an average borrowing rate of 10 basis points) during the six months ended June 30, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million and the repurchase obligation of $437 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of June 30, 2021 and December 31, 2020, securities with a fair value of $153 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of June 30, 2021 and December 31, 2020, the fair value of the collateral related to this program was $159 million and $59 million and we have an obligation to return $159 million and $59 million of collateral to the securities borrowers, respectively.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2021, we ceded premiums to third party reinsurers amounting to $326 million and $643 million. In addition, we had receivables from reinsurers amounting to $4.6 billion as of June 30, 2021. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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
A proposed Rehabilitation Plan (“Original Rehabilitation Plan”) was filed by the Receiver on June 30, 2020. The Original Rehabilitation Plan presents the following two options to each cedent: 1) remain in business with SRUS and be governed by the Rehabilitation Plan, or 2) recapture business ceded to SRUS. Due to SRUS’s financial status, neither option would pay 100% of the Company’s outstanding claims. The Original Rehabilitation Plan would impose certain financial terms and conditions on the cedents based on the election made, the type of business ceded, the manner in which the business is collateralized, and the amount of losses sustained by the cedent. On October 9, 2020, the Receiver filed a proposed order setting forth a schedule to present the Original Rehabilitation Plan for Court approval, which order contemplated possible modifications to the Rehabilitation Plan to be filed with the Court by March 16, 2021. The Court approved the order. On March 16, 2021, the Receiver filed a draft Amended Rehabilitation Plan (“Amended Plan”). The majority of the substance and form of the original Rehabilitation Plan, including its two option structure described above, remained in place.

For much of 2020 and into early 2021, a group of interested parties collectively requested certain information and financial data from the Receiver that would allow them to more fully evaluate first the Original Rehabilitation Plan and then the Amended Plan, and also had a number of conversations with counsel for the Receiver regarding concerns over the Plan. On July 26, 2021, the Receiver shared with interested parties an outline of a Modified Plan, along with a liquidation analysis. While there are significant changes proposed in the Modified Plan (as compared to the Original Rehabilitation Plan and the Amended Plan), much of the economic substance (including not paying claims in full) of the Original/Amended Rehabilitation Plan are likely to be included in the Modified Plan when filed with the court later this year.

The Court has yet to rule further or to re-establish a schedule for pre-confirmation procedures or a hearing on confirmation.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of June 30, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.
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
Golden Gate assumes business from affiliates only. Golden Gate is capitalized to a level we believe is sufficient to support its contractual risks and other general obligations. Golden Gate is a wholly owned subsidiary of the Company and is subject to regulations in its domiciliary state of Vermont.

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
As of June 30, 2021, we had policy liabilities and accruals of $54.6 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of 3.47%.

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
The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of June 30, 2021, the allowance for credit losses for unfunded loan commitments was $12 million. The Company had a total of 125 unfunded commitments that had a balance of $1.3 billion.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a commercial mortgage loan before the property to be mortgaged has been built or acquired. The commercial mortgage loan commitment is a contractual obligation to fund a commercial mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The commercial mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2021, we had outstanding commercial mortgage loan commitments of $1.3 billion at a weighted average interest rate of 3.40%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2021 and December 31, 2020:
Credited Rate Summary

June 30, 2021

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$14	$875	$2,480	$3,369
>2% - 3%	5,584	748	1,112	7,444
>3% - 4%	7,440	392	36	7,868
>4% - 5%	2,216	388	173	2,777
>5% - 6%	313	—	—	313
Subtotal	15,567	2,403	3,801	21,771
Fixed Annuities
1%	$299	$908	$1,816	$3,023
>1% - 2%	503	201	2,175	2,879
>2% - 3%	1,388	49	4	1,441
>3% - 4%	259	—	—	259
>4% - 5%	248	—	—	248
>5% - 6%	—	—	—	—
Subtotal	2,697	1,158	3,995	7,850
Total	$18,264	$3,561	$7,796	$29,621

Percentage of Total	62%	12%	26%	100%
Credited Rate Summary
December 31, 2020

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$—	$143	$2,176	$2,319
>2% - 3%	4,032	1,482	1,244	6,758
>3% - 4%	9,487	472	36	9,995
>4% - 5%	2,261	386	172	2,819
>5% - 6%	316	—	—	316
Subtotal	16,096	2,483	3,628	22,207
Fixed Annuities
1%	$273	$654	$1,975	$2,902
>1% - 2%	517	215	2,185	2,917
>2% - 3%	1,436	52	4	1,492
>3% - 4%	265	—	—	265
>4% - 5%	251	—	—	251
>5% - 6%	—	—	—	—
Subtotal	2,742	921	4,164	7,827
Total	$18,838	$3,404	$7,792	$30,034

Percentage of Total	63%	11%	26%	100%

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.
Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of June 30, 2021, the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

(b)    Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1A.  Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect the Company’s business, financial condition, or future results of operations which are discussed more fully below.

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

Beginning in 2020, the global pandemic related to the novel coronavirus, COVID-19, began to impact the worldwide economy and the Company’s results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The COVID-19 pandemic has created a higher risk of mortality, negatively impacted the U.S. and global economy, created significant volatility and disruption in capital markets, significantly increased unemployment levels, and fueled concerns that it will lead to a severe global recession. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the imposition of social distancing and sheltering in place requirements in many states and local communities. As a result, the Company’s ability to sell products through its regular channels and the demand for its products and services could be significantly impacted. The extent to which the COVID-19 pandemic could continue to impact the Company’s business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the efficacy and rate of mass vaccinations, the impact of COVID-19 variants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments have required and some are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. While many of these consumer accommodations have already expired, they vary in requirements and effective dates and may be reinstated upon a resurgence in cases, which make it difficult to anticipate exact financial impacts. Premium waivers as a result of these extensions may significantly exceed the Company’s expectations, and its earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed the Company’s expectations, the Company may need to change its assumptions, models, or reserves.

•Operational Disruptions and Heightened Cybersecurity Risks. The Company adopted a phased approach to return approximately 44% of its workforce to the office over the course of 2021, while the remaining 56% will continue offsite work arrangements permanently. The Company may experience short-term operational pressure during the transition. As of the end of the second quarter, approximately 30% of employees who have been designated as office-based employees have returned to the office, on either a full-time or hybrid basis. The Company plans to bring the remainder of the office-based employees back to the office during the third quarter. The current period of transition in work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and it could impair the Company’s ability to effectively manage its business. The Company continues to monitor the effects of COVID-19, including the spread of the Delta variant, and will take that information into consideration during the planned return of its workforce to the office.

In addition, a significant interruption of the Company’s or third-party system capabilities could result in a deterioration of its ability to write and process new business, provide customer service, pay claims in a timely manner, or perform other necessary administrative and business functions. With a partially remote workforce, the Company is more dependent on remote internet and telecommunications services, and it potentially faces a heightened risk of cybersecurity attacks and data security incidents.

•Financial Reporting and Controls. Currently, the Company does not expect COVID-19 to affect its ability to timely and accurately account for the assets and liabilities on its balance sheet; however, this could change in future periods. Market dislocations, decreases in observable market activity, or unavailability of information arising, in each case, from the spread of COVID-19, may restrict the Company’s access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make the Company’s financial statement balances and estimates and assumptions used to run its business subject to greater variability and subjectivity. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. Although the Company has not experienced a negative effect on its internal controls over financial reporting due to COVID-19, it may experience a negative effect in the future. Further, as a large portion of the Company’s employees transition back to the working in the office and interact with employees continuing to work offsite, new processes, procedures, and controls could be required to respond to changes in its business environment. Should any key employees become ill from COVID-19 and unable to work, the Company’s ability to operate its internal controls may be adversely affected.

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

Changes to the NAIC’s risk-based capital formula for 2021 will update the factors used to calculate required capital for bonds, real estate, and life insurance risk. The changes will likely increase the Company’s required capital and decrease the statutory risk-based capital ratios of the Company and its subsidiaries.

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

In scenarios of equity market declines, the amount of additional statutory reserves or risk-based capital the Company is required to hold for its variable product guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves or risk-based capital could result in a reduction to the Company’s capital, surplus, and/or risk-based capital ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted annuity product can have a material adverse effect on the Company’s statutory surplus position

The Company may be subject to regulations of, or regulations influenced by, international regulatory authorities or initiatives.

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

The International Association of Insurance Supervisors (“IAIS”), at the direction of the FSB, has published an evolving method for identifying “global systemically important insurers” (“G-SIIs”) and high-level policy measures that will apply to G-SIIs. The FSB, working with national authorities and the IAIS, has designated insurance groups as G-SIIs in the past. The IAIS is developing the policy measures which include higher capital requirements and enhanced supervision. The FSB has not published a new list of G-SIIs since 2016 because the IAIS has developed a holistic framework for the assessment and mitigation of systemic risk in the insurance sector (the “Holistic Framework”). The Holistic Framework was approved by the IAIS in November 2019. The Holistic Framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. Since the Holistic Framework is expected to produce an improved system for assessing and mitigating systemic risk in the insurance sector, the FSB has decided to suspend G-SII identification until November 2022, at which point it will review whether to resume or discontinue the G-SII designation system. Although none of PLC, the Company, or Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated in the future by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including PLC and the Company, could be designated as a G-SII.

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

In the summer of 2020, the NAIC announced the formation of the Special Committee on Race and Insurance. This group is charged with, among other things: conducting research and analyzing the level of diversity and inclusion within the insurance sector; determining whether current practices exist in the insurance sector that potentially disadvantage minorities; and making recommendations regarding next steps. The Special Committee is examining these issues within the regulatory, property and casualty, health, life, and disability space. At this time, it is unclear how the Special Committee’s research and deliberations will affect existing laws, regulations, and practices regarding underwriting factors, risk classification, corporate governance, and other unforeseen applications. The Special Committee’s efforts are in addition to other NAIC committees’ activity in the accelerated underwriting and risk classification space, and it is unclear how those parallel efforts will converge and/or supersede one another. Additionally, it is unclear how these efforts will be inspired by and interact with state efforts to address race and insurance issues. For example, Colorado recently adopted the first “proxy discrimination” law, which, among other things, restricts insurers’ use of external data sources, algorithms, or predictive models that unfairly discriminate against protected classes and requires insurers to submit reports and annual attestations of such data sources and models. It is unclear how this law, and the resulting regulations, will affect the Company’s ability to underwrite and could potentially increase the Company’s exposure to enforcement actions. It is also possible that Colorado’s law could inspire similar, but not identical, state action, creating a difficult compliance regime.

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

The NAIC’s Executive Committee concluded an agreement in 2020 to develop a new economic scenario generator to replace the current prescribed generator. Use of the new generator’s economic scenarios will be required for the determination of certain principles-based life insurance and annuity reserves and modeled risk-based capital. The timing and effect of using the new generator are uncertain while it is under development. The NAIC targets 2023 for first use of the new generator and may allow a transition period. Changing to a new generator could adversely affect our future financial condition and results of operations.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 13, 2021	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer