Form 10-Q
period 2021-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2021-11-12
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of October 26, 2021:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I

Item 1. Financial Statements (Unaudited)

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Gross premiums and policy fees	$1,054	$1,045	$3,175	$2,950
Reinsurance ceded	(311)	(287)	(954)	(683)
Net premiums and policy fees	743	758	2,221	2,267
Net investment income	753	740	2,215	2,236
Realized gains (losses)	67	111	161	(224)
Other income	89	115	277	354
Total revenues	1,652	1,724	4,874	4,633
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three and nine months 2021 - $394 and $1,074; three and nine months 2020 - $246 and $565)	1,350	1,259	3,748	3,737
Amortization of deferred policy acquisition costs and value of business acquired	91	110	233	145
Other operating expenses, net of reinsurance ceded: (three and nine months 2021 - $54 and $162; three and nine months 2020 - $52 and $171)	152	195	506	576
Total benefits and expenses	1,593	1,564	4,487	4,458
Income before income tax	59	160	387	175
Income tax expense	10	29	74	31
Net income	$49	$131	$313	$144

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Net income	$49	$131	$313	$144
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three and nine months 2021 - $(70) and $(257); three and nine months 2020 - $128 and $336)	(263)	482	(967)	1,264
Reclassification adjustment for investment amounts included in net income, net of income tax: (three and nine months 2021 - $(1) and $(10); three and nine months 2020 - $7 and $16)	(5)	28	(39)	60
Change in net expected credit losses, net of income tax: (three and nine months 2021 - $— and $—; three and nine months 2020 -$8 and $7)	(1)	28	(1)	26
Change in accumulated (loss) gain - derivatives, net of income tax: (three and nine months 2021 - $— and $—; three and nine months 2020 - $— and $—)	(2)	1	1	(1)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three and nine months 2021 - $— and $—; three and nine months 2020 - $— and $—)	1	—	1	2
Total other comprehensive income (loss)	(270)	539	(1,005)	1,351
Total comprehensive income (loss)	$(221)	$670	$(692)	$1,495

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Assets
Fixed maturities, at fair value (amortized cost: 2021 - $68,323; 2020 - $65,696; allowance for credit losses: 2021 - $2; 2020 - $23)	$73,616	$72,595
Equity securities, at fair value (cost: 2021 - $740; 2020 - $635)	772	667
Commercial mortgage loans, net of allowance for credit losses (allowance for credit losses: 2021 - $103; 2020 - $222)	10,506	10,006
Investment real estate, net of accumulated depreciation	10	10
Policy loans	1,543	1,593
Other long-term investments	2,916	3,241
Short-term investments	629	462
Total investments	89,992	88,574
Cash	409	656
Accrued investment income	731	707
Accounts and premiums receivable	197	127
Reinsurance receivables, net of allowance for credit losses (allowance for credit losses: 2021 - $91; 2020 - $94)	4,621	4,596
Deferred acquisitions costs and value of business acquired	3,733	3,420
Goodwill	826	826
Other intangibles, net of accumulated amortization (2021 - $354; 2020 - $312)	504	540
Property and equipment, net of accumulated depreciation (2021 - $74; 2020 - $61)	207	204
Other assets	248	270
Assets related to separate accounts
Variable annuity	13,112	12,378
Variable universal life	1,756	1,287
Reinsurance assumed	13,891	13,325
Total assets	$130,227	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(continued)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
	(Dollars In Millions)
Liabilities
Future policy benefits and claims	$53,995	$54,107
Unearned premiums	814	782
Total policy liabilities and accruals	54,809	54,889
Stable value product account balances	8,237	6,056
Annuity account balances	15,841	15,478
Other policyholders’ funds	1,798	1,865
Other liabilities	4,987	5,622
Deferred income taxes	1,483	1,779
Subordinated debt	110	110
Secured financing liabilities	1,270	496
Liabilities related to separate accounts
Variable annuity	13,112	12,378
Variable universal life	1,756	1,287
Reinsurance assumed	13,891	13,325
Total liabilities	117,294	113,285
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	—	—
Common Stock, $1 par value, shares authorized and issued: 2021 and 2020 - 5,000,000	5	5
Additional paid-in-capital	8,525	8,525
Retained earnings	1,860	1,547
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2021 - $678; 2020 - $946)	2,552	3,558
Net unrealized gains (losses) on investments with an allowance for credit losses, net of income tax: (2021 - $(1); 2020 - $(1))	(3)	(2)
Accumulated gain (loss) - derivatives, net of income tax: (2021 - $(2); 2020 - $(2))	(6)	(8)
Total shareowner’s equity	12,933	13,625
Total liabilities and shareowner’s equity	$130,227	$126,910

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, June 30, 2021	$—	$5	$8,525	$1,811	$2,813	$13,154
Net income				49		49
Other comprehensive loss					(270)	(270)
Comprehensive loss						(221)
Balance, September 30, 2021	$—	$5	$8,525	$1,860	$2,543	$12,933

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2020	$—	$5	$8,525	$1,547	$3,548	$13,625
Net income				313		313
Other comprehensive loss					(1,005)	(1,005)
Comprehensive loss						(692)
Balance, September 30, 2021	$—	$5	$8,525	$1,860	$2,543	$12,933

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY
(Unaudited)
(continued)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, June 30, 2020	$—	$5	$8,505	$1,326	$2,225	$12,061
Net income				131		131
Other comprehensive income					539	539
Comprehensive income						670
Balance, September 30, 2020	$—	$5	$8,505	$1,457	$2,764	$12,731

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2019	$—	$5	$8,405	$1,451	$1,413	$11,274
Net income				144		144
Other comprehensive income					1,351	1,351
Comprehensive income						1,495
Capital contributions			100			100
Cumulative effect adjustments				(138)		(138)
Balance, September 30, 2020	$—	$5	$8,505	$1,457	$2,764	$12,731

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30,
	2021	2020
	(Dollars In Millions)
Cash flows from operating activities
Net income	$313	$144
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized (gains) losses	(161)	224
Amortization of deferred acquisition costs and value of business acquired	233	145
Capitalization of deferred acquisition costs	(400)	(354)
Depreciation and amortization expense	57	57
Deferred income tax	(44)	26
Accrued income tax	(104)	7
Interest credited to universal life and investment products	1,100	1,156
Policy fees assessed on universal life and investment products	(1,364)	(1,338)
Change in reinsurance receivables	(25)	45
Change in accrued investment income and other receivables	(58)	4
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(373)	(748)
Trading securities:
Maturities and principal reductions of investments	122	69
Sale of investments	310	493
Cost of investments acquired	(467)	(720)
Other net change in trading securities	(5)	20
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	191	235
Change in other liabilities	(102)	481
Other, net	6	89
Net cash (used in) provided by operating activities	$(771)	$35

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	For The Nine Months Ended September 30,
	2021	2020
	(Dollars In Millions)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	$4,919	$3,259
Sale of investments, available-for-sale	2,644	2,610
Cost of investments acquired, available-for-sale	(10,455)	(7,394)
Commercial mortgage loans:
New lendings	(1,454)	(1,054)
Repayments	1,049	484
Change in policy loans, net	50	35
Change in other long-term investments, net	(179)	201
Change in short-term investments, net	(156)	95
Net unsettled security transactions	140	105
Purchase of property, equipment, and intangibles	(27)	(25)
Net cash used in investing activities	$(3,469)	$(1,684)
Cash flows from financing activities
Change in secured financing liabilities	774	(103)
Deposits to universal life and investment contracts	6,563	5,041
Withdrawals from universal life and investment contracts	(3,296)	(3,053)
Other financing activities, net	(48)	—
Net cash provided by financing activities	$3,993	$1,885
Change in cash	(247)	236
Cash at beginning of period	656	213
Cash at end of period	$409	$449

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
These consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the interim periods presented herein. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. The year-end consolidated condensed financial data included herein was derived from audited financial statements but this report does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Entities Included
The consolidated condensed financial statements in this report include the accounts of Protective Life Insurance Company and its wholly owned subsidiaries and affiliate companies, which are consolidated in consideration of the Company’s voting interest or its power to direct the activities of the affiliate company. Intercompany balances and transactions have been eliminated.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
For a full description of the Company's significant accounting policies, refer to Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2021.

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

3.    INVESTMENT OPERATIONS
Net realized gains (losses) are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturities	$5	$3	$44	$45
Equity securities	—	16	3	(1)
Modco trading portfolios	(25)	45	(69)	108
Change in net expected credit losses - fixed maturities	—	(38)	5	(121)
Commercial mortgage loans	37	(2)	129	(101)
Other investments	(1)	(1)	(1)	(2)
Realized gains (losses) - investments	16	23	111	(72)
Realized gains (losses) - derivatives(1)	51	88	50	(152)
Realized gains (losses)	$67	$111	$161	$(224)

(1) See Note 5, Derivative Financial Instruments
The chart below summarizes the sales proceeds and gains (losses) realized on securities classified as available-for-sale (“AFS”).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Securities in an unrealized gain position:
Sales proceeds	$232	$515	$1,443	$1,454
Realized gains	$5	$3	$45	$50

Securities in an unrealized loss position:
Sales proceeds	$12	$8	$35	$33
Realized losses	$—	$—	$(1)	$(5)

The net gains (losses) from equity securities still held at period end, was $(4) million and $17 million for the three months ended September 30, 2021 and 2020, respectively, and $(1) million and $(1) million for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized gains of $4 million and $4 million on equity securities sold during the period for the three and nine months ended September 30, 2021, respectively, and immaterial gains (losses) on equity securities sold during the three and nine months ended September 30, 2020.
The amortized cost, gross unrealized gains, gross unrealized losses, allowance for expected credit losses, and fair value of the Company’s investments classified as AFS are as follows:

As of September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$7,345	$59	$(58)	$—	$7,346
Commercial mortgage-backed securities	2,196	98	(6)	(1)	2,287
Other asset-backed securities	1,438	39	(1)	—	1,476
U.S. government-related securities	821	15	(24)	—	812
Other government-related securities	688	76	(2)	—	762
States, municipals, and political subdivisions	3,760	414	(1)	—	4,173
Corporate securities	48,935	4,808	(135)	(1)	53,607
Redeemable preferred stocks	297	13	—	—	310
	65,480	5,522	(227)	(2)	70,773
Short-term investments	542	—	—	—	542
	$66,022	$5,522	$(227)	$(2)	$71,315

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$6,510	$159	$(1)	$—	$6,668
Commercial mortgage-backed securities	2,429	128	(19)	(4)	2,534
Other asset-backed securities	1,546	40	(7)	(1)	1,578
U.S. government-related securities	1,492	26	(3)	—	1,515
Other government-related securities	622	96	(1)	—	717
States, municipals, and political subdivisions	3,902	519	(1)	—	4,420
Corporate securities	46,150	6,074	(99)	(18)	52,107
Redeemable preferred stocks	183	11	—	—	194
	62,834	7,053	(131)	(23)	69,733
Short-term investments	386	—	—	—	386
	$63,220	$7,053	$(131)	$(23)	$70,119

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars In Millions)
Fixed maturities:
Residential mortgage-backed securities	$158	$209
Commercial mortgage-backed securities	211	214
Other asset-backed securities	181	163
U.S. government-related securities	33	91
Other government-related securities	64	30
States, municipals, and political subdivisions	288	282
Corporate securities	1,900	1,860
Redeemable preferred stocks	8	13
	2,843	2,862
Equity securities	13	20
Short-term investments	87	76
	$2,943	$2,958
The amortized cost and fair value of available-for-sale fixed maturities as of September 30, 2021, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars In Millions)
Due in one year or less	$1,566	$1,581
Due after one year through five years	11,358	11,900
Due after five years through ten years	14,469	15,365
Due after ten years	38,087	41,927
	$65,480	$70,773

The following chart is a rollforward of the allowance for expected credit losses on fixed maturities classified as available-for-sale:

	For The Three Months Ended September 30, 2021				For The Nine Months Ended September 30, 2021
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	CMBS	ABS	Total
	(Dollars In Millions)
Beginning Balance	$1	$1	$—	$2	$18	$4	$1	$23
Additions for securities for which an allowance was not previously recorded	—	—	—	—	—	—	—	—
Adjustments on previously recorded allowances due to change in expected cash flows	—	—	—	—	(1)	(3)	—	(4)
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	—	—	—	—	(1)	(1)
Write-offs of previously recorded allowances due to intent or requirement to sell	—	—	—	—	(16)	—	—	(16)
Ending Balance	$1	$1	$—	$2	$1	$1	$—	$2

	For The Three Months Ended September 30, 2020				For The Nine Months Ended September 30, 2020
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	CMBS	ABS	Total
	(Dollars In Millions)
Beginning Balance	$81	$—	$1	$82	$—	$—	$—	$—
Additions for securities for which an allowance was not previously recorded	—	—	—	—	62	—	1	63
Adjustments on previously recorded allowances due to change in expected cash flows	1	—	—	1	20	—	—	20
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	—	—	—	—	—	—
Write-offs of previously recorded allowances due to intent or requirement to sell	(64)	—	—	(64)	(64)	—	—	(64)
Ending Balance	$18	$—	$1	$19	$18	$—	$1	$19

The following table includes the gross unrealized losses and fair value of the Company’s AFS fixed maturities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$3,460	$(58)	$11	$—	$3,471	$(58)
Commercial mortgage-backed securities	50	—	90	(6)	140	(6)
Other asset-backed securities	130	—	54	(1)	184	(1)
U.S. government-related securities	392	(21)	67	(3)	459	(24)
Other government-related securities	76	(2)	—	—	76	(2)
States, municipals, and political subdivisions	35	(1)	4	—	39	(1)
Corporate securities	3,978	(96)	496	(39)	4,474	(135)
Redeemable preferred stocks	20	—	—	—	20	—
	$8,141	$(178)	$722	$(49)	$8,863	$(227)
The corporate securities category had gross unrealized losses greater than twelve months of $39 million as of September 30, 2021, excluding losses of $1 million that were considered credit related. These losses are deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of September 30, 2021, the Company had a total of 558 positions that were in an unrealized loss position, including 5 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit-related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover. The Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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
As of September 30, 2021, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.6 billion and had an amortized cost of $2.4 billion. In addition, included in the Company’s trading portfolio, the Company held $139 million of securities which were rated below investment grade. The Company held $548 million of below investment grade securities that were not publicly traded.
The change in unrealized gains (losses), net of the allowance for expected credit losses and income taxes, on fixed maturities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturities	$(326)	$787	$(1,285)	$2,158
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$7,346	$—	$7,346
Commercial mortgage-backed securities	4	—	2,256	31	2,287
Other asset-backed securities	4	—	1,018	458	1,476
U.S. government-related securities	4	410	402	—	812
State, municipals, and political subdivisions	4	—	4,173	—	4,173
Other government-related securities	4	—	762	—	762
Corporate securities	4	—	51,972	1,635	53,607
Redeemable preferred stocks	4	310	—	—	310
Total fixed maturity securities - AFS		720	67,929	2,124	70,773
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	158	—	158
Commercial mortgage-backed securities	3	—	211	—	211
Other asset-backed securities	3	—	87	94	181
U.S. government-related securities	3	27	6	—	33
State, municipals, and political subdivisions	3	—	288	—	288
Other government-related securities	3	—	48	16	64
Corporate securities	3	—	1,885	15	1,900
Redeemable preferred stocks	3	8	—	—	8
Total fixed maturity securities - trading		35	2,683	125	2,843
Total fixed maturity securities		755	70,612	2,249	73,616
Equity securities	3	614	—	158	772
Other long-term investments(1)	3 & 4	65	917	299	1,281
Short-term investments	3	463	166	—	629
Total investments		1,897	71,695	2,706	76,298
Cash	3	409	—	—	409
Assets related to separate accounts
Variable annuity	3	13,112	—	—	13,112
Variable universal life	3	1,756	—	—	1,756
Total assets measured at fair value on a recurring basis		$17,174	$71,695	$2,706	$91,575
Liabilities:
Annuity account balances(2)	3	$—	$—	$64	$64
Other liabilities(1)	3 & 4	25	603	1,948	2,576
Total liabilities measured at fair value on a recurring basis		$25	$603	$2,012	$2,640

Measurement category 3 represents fair value through net income and 4 represents fair value through other comprehensive income (loss).
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

Measurement category 3 represents fair value through net income and 4 represents fair value through other comprehensive income (loss).
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
Valuation of Level 3 Financial Instruments
The following tables present the valuation method for material AFS fixed maturity securities and embedded derivative financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments as of September 30, 2021 and December 31, 2020:

September 30, 2021	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$31	Discounted cash flow	Spread over treasury	2.12% - 2.29% (2.23%)
Other asset-backed securities	458	Liquidation	Liquidation value	$97.00 - $99.75 ($98.77)
		Discounted cash flow	Liquidity premium	0.84% - 2.31% (1.76%)
			Paydown Rate	10.03% - 13.15% (11.95%)
Corporate securities	1,635	Discounted cash flow	Spread over treasury	0.00% - 4.00% (1.46%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$535	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.18% - 0.81%
Embedded derivative - FIA	570	Actuarial cash flow model	Expenses	$214 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 72, 100% of the RMD for ages 72+ or WB withdrawal rate. Assume underutilized RMD for non-WB policies ages 72-88.
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
				Dynamically adjusted for WB moneyness and projected market rates vs credited rates
			Nonperformance risk	0.18% - 0.81%
Embedded derivative - IUL	251	Actuarial cash flow model	Mortality	43% - 110% of base table (90%
				of 2015 VBT Primary Tables adjusted for 5.5 years of 2020 SOA HMI)
				94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 7.5%, depending on
				issue age and duration,
				smoking class, and level of funding
			Nonperformance risk	0.18% - 0.81%

(1) Excludes modified coinsurance arrangements.
(2) Fair value is presented as a net liability.

December 31, 2020	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	2.78% - 2.92% (2.87%)
Other asset-backed securities	435	Liquidation	Liquidation value	$95 - $97 ($96.19)
		Discounted cash flow	Liquidity premium	0.54% - 2.3% (1.63%)
			Paydown Rate	8.79% - 12.49% (11.39%)
Corporate securities	1,432	Discounted cash flow	Spread over treasury	0.00% - 4.75% (1.89%)
Liabilities:(1)
Embedded derivatives - GLWB(2)	$822	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - FIA	573	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for non-WB policies age 72-88
			Mortality	88% to 100% or Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period
			Nonperformance risk	0.19% - 0.81%
Embedded derivative - IUL	201	Actuarial cash flow model	Mortality	36% - 161% of 2015 VBT Primary Tables 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.81%

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
The Company has considered all reasonably available quantitative inputs as of September 30, 2021 and December 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $206 million and $116 million of financial instruments being classified as Level 3 as of September 30, 2021 and December 31, 2020, of which $148 million and $88 million were other asset-backed securities, $12 million and $17 million were corporate securities and $46 million and $11 million were equity securities, respectively.
In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2021 and December 31, 2020, the Company held $112 million and $90 million of financial instruments, respectively, where book value approximates fair value which was predominantly FHLB stock.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$32	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	$—
Other asset-backed securities	451	—	—	—	(2)	6	—	—	—	3	—	458	—
Corporate securities	1,553	—	8	—	(7)	79	(35)	—	—	37	—	1,635	—
Total fixed maturity securities - available-for-sale	2,036	—	8	—	(10)	85	(35)	—	—	40	—	2,124	—
Fixed maturity securities - trading
Other asset-backed securities	97	—	—	—	—	3	(6)	—	—	—	—	94	—
Other government-related securities	16	—	—	—	(1)	—	—	—	—	—	1	16	—
Corporate securities	11	—	—	—	—	4	—	—	—	—	—	15	—
Total fixed maturity securities - trading	124	—	—	—	(1)	7	(6)	—	—	—	1	125	—
Total fixed maturity securities	2,160	—	8	—	(11)	92	(41)	—	—	40	1	2,249	—
Equity securities	112	—	—	—	—	54	(8)	—	—	—	—	158	—
Other long-term investments(1)	307	98	—	(106)	—	—	—	—	—	—	—	299	(8)
Total investments	2,579	98	8	(106)	(11)	146	(49)	—	—	40	1	2,706	(8)
Total assets measured at fair value on a recurring basis	$2,579	$98	$8	$(106)	$(11)	$146	$(49)	$—	$—	$40	$1	$2,706	$(8)
Liabilities:
Annuity account balances(2)	$65	$—	$—	$(1)	$—	$—	$—		$2	$—	$—	$64	$—
Other liabilities(1)	2,016	197	—	(129)	—	—	—	—	—	—	—	1,948	68
Total liabilities measured at fair value on a recurring basis	$2,081	$197	$—	$(130)	$—	$—	$—	$—	$2	$—	$—	$2,012	$68

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2021, there were $59 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2021.
For the three months ended September 30, 2021, there were $19 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$11	$—
Other asset-backed securities	431	—	4	—	(1)	—	(1)	—	—		—	433	—
Corporate securities	1,366	—	28	—	(3)	62	(125)	—	—	31	(1)	1,358	—
Total fixed maturity securities - available-for-sale	1,807	—	33	—	(4)	62	(126)	—	—	31	(1)	1,802	—
Fixed maturity securities - trading
Other asset-backed securities	60	3	—	—	—	1	(2)	—	—	—	—	62	3
Corporate securities	13	—	—	—	—	5	—	—	—	—	—	18	—
Total fixed maturity securities - trading	73	3	—	—	—	6	(2)	—	—	—	—	80	3
Total fixed maturity securities	1,880	3	33	—	(4)	68	(128)	—	—	31	(1)	1,882	3
Equity securities	78	2	—	—	—	7	—	—	—	—	—	87	1
Other long-term investments(1)	337	127	—	(73)	—	—	—	—	—	—	—	391	54
Total investments	2,295	132	33	(73)	(4)	75	(128)	—	—	31	(1)	2,360	58
Total assets measured at fair value on a recurring basis	$2,295	$132	$33	$(73)	$(4)	$75	$(128)	$—	$—	$31	$(1)	$2,360	$58
Liabilities:
Annuity account balances(2)	$68	$—	$—	$(1)	$—	$—	$—	$—	$1	$—	$—	$68	$—
Other liabilities(1)	2,423	301	—	(249)	—	—	—	—	—	—	—	2,371	(52)
Total liabilities measured at fair value on a recurring basis	$2,491	$301	$—	$(250)	$—	$—	$—	$—	$1	$—	$—	$2,439	$(52)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the three months ended September 30, 2020, there were $31 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2020.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$32	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—	$31	—
Other asset-backed securities	435	—	5	—	(1)	6	(2)	—	—	14	1	458	—
Corporate securities	1,432	—	7	—	(21)	240	(168)	—	—	146	(1)	1,635	—
Total fixed maturity securities-AFS	1,899	—	12	—	(23)	246	(170)	—	—	160	—	2,124	—
Fixed maturity securities - trading
Other asset-backed securities	71	—	2	—	1	14	(10)	—	—	16	—	94	—
Other government-related securities	—	—	—	—	—	—	—	—	—	16	—	16	—
Corporate securities	18	—	—	—	(1)	4	(1)	—	—	(5)	—	15	—
Total fixed maturity securities - trading	89	—	2	—	—	18	(11)	—	—	27	—	125	—
Total fixed maturity securities	1,988	—	14	—	(23)	264	(181)	—	—	187	—	2,249	—
Equity securities	101	—	—	—	—	94	(32)	—	—	(5)	—	158	—
Other long-term investments(1)	298	169	—	(168)	—	—	—	—	—	—	—	299	1
Total investments	2,387	169	14	(168)	(23)	358	(213)	—	—	182	—	2,706	1
Total assets measured at fair value on a recurring basis	$2,387	$169	$14	$(168)	$(23)	$358	$(213)	$—	$—	$182	$—	$2,706	$1
Liabilities:
Annuity account balances(2)	$67	$—	$—	$(2)	$—	$—	$—	$—	$5	$—	$—	$64	$—
Other liabilities(1)	2,239	784	—	(493)	—	—	—	—	—	—	—	1,948	291
Total liabilities measured at fair value on a recurring basis	$2,306	$784	$—	$(495)	$—	$—	$—	$—	$5	$—	$—	$2,012	$291

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2021, there were $199 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2021.
For the nine months ended September 30, 2021, there were $17 million of securities transferred into Level 2 from Level 3.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2020, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Operations related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Operations	Included in Other Comprehensive Income (Loss)	Included in Operations	Included in Other Comprehensive Income (Loss)	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10	$—	$2	$—	$(1)	$—	$—	$—	$—	$—	$—	$11	—
Other asset-backed securities	421	—	4	—	(13)	—	(1)	—	—	22	—	433	—
Corporate securities	1,374	—	113	—	(82)	365	(498)	—	—	88	(2)	1,358	—
Total fixed maturity securities - AFS	1,805	—	119	—	(96)	365	(499)	—	—	110	(2)	1,802	—
Fixed maturity securities - trading
Other asset-backed securities	65	4	—	(8)	—	4	(2)	—	—	(1)	—	62	3
Corporate securities	11	1	—	—	—	8	(2)	—	—	—	—	18	—
Total fixed maturity securities - trading	76	5	—	(8)	—	12	(4)	—	—	(1)	—	80	3
Total fixed maturity securities	1,881	5	119	(8)	(96)	377	(503)	—	—	109	(2)	1,882	3
Equity securities	74	1	—	(1)	—	8	—	—	—	5	—	87	1
Other long-term investments(1)	292	228	—	(166)	—	41	—	—	(4)	—	—	391	58
Total investments	2,247	234	119	(175)	(96)	426	(503)	—	(4)	114	(2)	2,360	62
Total assets measured at fair value on a recurring basis	$2,247	$234	$119	$(175)	$(96)	$426	$(503)	$—	$(4)	$114	$(2)	$2,360	$62
Liabilities:
Annuity account balances(2)	$70	$—	$—	$(2)	$—	$—	$—	$—	$4	$—	$—	$68	$—
Other liabilities(1)	1,332	649	—	(1,688)	—	—	—	—	—	—	—	2,371	(1,039)
Total liabilities measured at fair value on a recurring basis	$1,402	$649	$—	$(1,690)	$—	$—	$—	$—	$4	$—	$—	$2,439	$(1,039)

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to fixed indexed annuities.
For the nine months ended September 30, 2020, there were $115 million of securities transferred into Level 3. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of September 30, 2020.
For the nine months ended September 30, 2020, there were $1 million securities transferred into Level 2 from Level 3.
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

Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2021		December 31, 2020
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Millions)
Assets:
Commercial mortgage loans(1)	3	$10,506	$11,153	$10,006	$10,788
Policy loans	3	1,543	1,543	1,593	1,593
Other long-term investments(2)	2	1,412	1,487	1,186	1,283
Liabilities:
Stable value product account balances	3	$8,237	$8,373	$6,056	$6,231
Future policy benefits and claims(3)	3	1,482	1,528	1,580	1,603
Other policyholders’ funds(4)	3	99	106	102	108
Debt:(5)
Subordinated funding obligations	3	$110	$116	$110	$121

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
For a full description of the Company’s derivatives accounting policies, refer to Note 6 in the Company’s Form 10-K for the year ended December 31, 2020.
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
The following table sets forth realized gains (losses) - derivatives for the periods shown:
Realized gains (losses) - derivative financial instruments

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Derivatives related to VA contracts:
Interest rate futures	$—	$2	$8	$(3)
Equity futures	2	(1)	(10)	132
Currency futures	4	(9)	9	1
Equity options	1	(42)	(81)	67
Interest rate swaps	(24)	(58)	(167)	364
Total return swaps	6	(31)	(119)	30
Embedded derivative - GLWB	(15)	190	287	(681)
Total derivatives related to VA contracts	(26)	51	(73)	(90)
Derivatives related to FIA contracts:
Embedded derivative	61	(9)	25	(38)
Funds withheld derivative	—	(3)	(5)	(10)
Equity futures	—	1	3	(7)
Equity options	(3)	25	45	15
Other derivatives	—	—	(2)	—
Total derivatives related to FIA contracts	58	14	66	(40)
Derivatives related to IUL contracts:			—
Embedded derivative	(3)	16	(15)	1
Equity futures	—	—	—	(2)
Equity options	1	6	9	1
Total derivatives related to IUL contracts	(2)	22	(6)	—
Embedded derivative - Modco reinsurance treaties	19	(25)	66	(56)
Derivatives with PLC(1)	—	20	—	22
Other derivatives	2	6	(3)	12
Total realized gains (losses) - derivatives	$51	$88	$50	$(152)

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

The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars In Millions)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,478	$75	$1,478	$185
Total return swaps	1,120	27	158	2
Derivatives with PLC(1)	4,161	—	4,076	—
Embedded derivative - Modco reinsurance treaties	1,271	77	1,249	101
Embedded derivative - GLWB	2,871	161	2,067	138
Embedded derivative - FIA	383	61	335	60
Interest rate futures	893	8	690	4
Equity futures	82	3	203	4
Currency futures	216	5	—	—
Equity options	8,949	864	7,208	1,142
	$21,424	$1,281	$17,464	$1,636
Other liabilities
Cash flow hedges:
Foreign currency swaps	$117	$10	$117	$10
Derivatives not designated as hedging instruments:
Interest rate swaps	1,354	—	1,354	—
Total return swaps	229	6	1,003	15
Embedded derivative - Modco reinsurance treaties	2,996	294	2,911	389
Funds withheld derivative	833	11	661	10
Embedded derivative - GLWB	7,006	696	7,749	960
Embedded derivative - FIA	4,299	631	3,889	633
Embedded derivative - IUL	429	251	357	201
Interest rate futures	242	8	415	3
Equity futures	214	5	190	5
Currency futures	—	—	264	4
Equity options	6,628	588	5,499	834
Other	406	76	304	55
	$24,753	$2,576	$24,713	$3,119

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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated condensed balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated condensed balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. There was no fair value of non-cash collateral received as of September 30, 2021 and December 31, 2020.
The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$982	$—	$982	$604	$211	$167
Total derivatives, subject to a master netting arrangement or similar arrangement	982	—	982	604	211	167
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	77	—	77	—	—	77
Embedded derivative - GLWB	161	—	161	—	—	161
Embedded derivative - FIA	61	—	61	—	—	61
Total derivatives, not subject to a master netting arrangement or similar arrangement	299	—	299	—	—	299
Total derivatives	1,281	—	1,281	604	211	466
Total Assets	$1,281	$—	$1,281	$604	$211	$466

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$617	$—	$617	$604	$13	$—
Total derivatives, subject to a master netting arrangement or similar arrangement	617	—	617	604	13	—
Derivatives, not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	294	—	294	—	—	294
Funds withheld derivative	11	—	11	—	—	11
Embedded derivative - GLWB	696	—	696	—	—	696
Embedded derivative - FIA	631	—	631	—	—	631
Embedded derivative - IUL	251	—	251	—	—	251
Other	76	—	76	—	—	76
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,959	—	1,959	—	—	1,959
Total derivatives	2,576	—	2,576	604	13	1,959
Repurchase agreements(1)	1,104	—	1,104	—	—	1,104
Total Liabilities	$3,680	$—	$3,680	$604	$13	$3,063

(1) Borrowings under repurchase agreements are for a term less than 90 days.
The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amounts of Assets Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Assets
Derivatives:
Free-Standing derivatives	$1,337	$—	$1,337	$865	$290	$182
Total derivatives, subject to a master netting arrangement or similar arrangement	1,337	—	1,337	865	290	182
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	101	—	101	—	—	101
Embedded derivative - GLWB	138	—	138	—	—	138
Embedded derivative - FIA	60	—	60	—	—	60
Total derivatives, not subject to a master netting arrangement or similar arrangement	299	—	299	—	—	299
Total derivatives	1,636	—	1,636	865	290	481
Total Assets	$1,636	$—	$1,636	$865	$290	$481

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Liabilities
Derivatives:
Free-Standing derivatives	$871	$—	$871	$865	$4	$2
Total derivatives, subject to a master netting arrangement or similar arrangement	871	—	871	865	4	2
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	389	—	389	—	—	389
Funds withheld derivative	10	—	10	—	—	10
Embedded derivative - GLWB	960	—	960	—	—	960
Embedded derivative - FIA	633	—	633	—	—	633
Embedded derivative - IUL	201	—	201	—	—	201
Other	55	—	55	—	—	55
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,248	—	2,248	—	—	2,248
Total derivatives	3,119	—	3,119	865	4	2,250
Repurchase agreements(1)	437	—	437	—	—	437
Total Liabilities	$3,556	$—	$3,556	$865	$4	$2,687

(1) Borrowings under repurchase agreements are for a term less than 90 days.

7.    COMMERCIAL MORTGAGE LOANS
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2021, the Company’s commercial mortgage loan holdings were $10.6 billion, or $10.5 billion net of allowance for credit losses. The Company specializes in making commercial mortgage loans on credit-oriented commercial properties. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (grocery anchored and credit tenant retail, industrial, multi-family, senior living, and credit tenant and medical office). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loans portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition.

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
Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. As of September 30, 2021, assuming the loans are called at their next call dates, $54 million of principal would become due for the remainder of 2021, $450 million in 2022 through 2026 and $12 million in 2027 through 2029.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of September 30, 2021 and December 31, 2020, $620 million and $806 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2021 and 2020, the Company recognized $32 million, $46 million, $1 million, and $17 million, respectively, of participation commercial mortgage loan income.
As of September 30, 2021, the Company did not have any commercial mortgage loans that were nonperforming, restructured or foreclosed. As of December 31, 2020, $3 million of invested assets consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the nine months ended September 30, 2021, the Company recognized one troubled debt restructuring transaction as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the nine months ended September 30, 2021.
The Company provides certain relief under the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the nine months ended September 30, 2021, the Company modified 23 loans under the Loan Modification Program, representing $475 million in unpaid principal balance. As of September 30, 2021, since the inception of the CARES Act, there were 277 total loans modified under the Loan Modification Program, representing $2.1 billion in unpaid principal balance. At September 30, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements and we expect the remaining $0.4 billion loans to resume scheduled payments in accordance with the agreed upon terms. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
The amortized cost basis of the Company's commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars In Millions)
As of September 30, 2021
Commercial mortgage loans:
Performing	$1,362	$1,448	$2,066	$1,483	$1,309	$2,941	$10,609
Non-performing	—	—	—	—	—	—	—
Amortized cost	1,362	1,448	2,066	1,483	1,309	2,941	10,609
Allowance for credit losses	(8)	(13)	(22)	(18)	(16)	(26)	(103)
Total commercial mortgage loans	$1,354	$1,435	$2,044	$1,465	$1,293	$2,915	$10,506

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Millions)
As of December 31, 2020
Commercial mortgage loans:
Performing	$1,463	$2,442	$1,577	$1,344	$943	$2,458	$10,227
Non-performing	—	—	—	—	—	1	1
Amortized cost	1,463	2,442	1,577	1,344	943	2,459	10,228
Allowance for credit losses	(21)	(46)	(55)	(37)	(25)	(38)	(222)
Total commercial mortgage loans	$1,442	$2,396	$1,522	$1,307	$918	$2,421	$10,006

The following tables provide a comparative view of the key credit quality indicators of the Loan-to-Value and Debt Service Coverage Ratio (“DSCR”):

	As of September 30, 2021			As of December 31, 2020
	Amortized Cost	% of Total	DSCR (2)	Amortized Cost	% of Total	DSCR (2)
	(Dollars In Millions)			(Dollars In Millions)
Loan-to-Value(1)
Greater than 75%	$308	3%	1.32	$399	4%	1.29
50% - 75%	6,946	65%	1.60	6,557	64%	1.61
Less than 50%	3,355	32%	2.03	3,272	32%	2.01
Total commercial mortgage loans	$10,609	100%		$10,228	100%

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% and 54% at September 30, 2021 and December 31, 2020, respectively.

(2) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio for September 30, 2021 and December 31, 2020 was 1.73x and 1.72x, respectively.

The following provides a summary of the rollforward of the allowance for credit losses for funded commercial mortgage loans and unfunded commercial mortgage loan commitments for the periods indicated.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$136	$173	$222	$5
Cumulative effect adjustment	—	—	—	80
Charge offs	—	—	—	—
Recoveries	—	—	(7)	(2)
Provision	(33)	2	(112)	92
Ending balance	$103	$175	$103	$175

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$12	$20	$22	$—
Cumulative effect adjustment	—	—	—	11
Charge offs	—	—	—	—
Recoveries	—	—	—	—
Provision	(3)	—	(13)	9
Ending balance	$9	$20	$9	$20
As of September 30, 2021, the Company did not have any loans that were delinquent. As of December 31, 2020, the Company had a total of one loan of $1 million that was 60-89 days delinquent.
The Company’s commercial mortgage loan portfolio consists of commercial mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate.
The Company limits accrued interest income on loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the nine months ended September 30, 2021, no accrued interest was excluded from the amortized cost basis pursuant to the Company's nonaccrual policy.
As of September 30, 2021, the Company had no loans in nonaccrual status. As of December 31, 2020, the Company had one loan in nonaccrual status with no related allowance recorded. The recorded investment, unpaid principal balance, and average recorded investment was $1 million.
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
Summarized financial information for the Closed Block as of September 30, 2021 and December 31, 2020 is as follows:

	As of
	September 30, 2021	December 31, 2020
	(Dollars In Millions)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,313	$5,406
Policyholder dividend obligation	406	580
Other liabilities	14	7
Total closed block liabilities	5,733	5,993
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,720	4,903
Commercial mortgage loans	68	68
Policy loans	571	596
Cash and other invested assets	12	46
Other assets	92	91
Total closed block assets	5,463	5,704
Excess of reported closed block liabilities over closed block assets	270	289
Portion of above representing accumulated other comprehensive income:
Net unrealized gains (losses) - net of policyholder dividend obligation: 2021 - $327 and 2020 - $493; and net of income tax: 2021 - $(69) and 2020 - $(104)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$270	$289

Reconciliation of the policyholder dividend obligation is as follows:

	For The Nine Months Ended September 30,
	2021	2020
	(Dollars In Millions)
Policyholder dividend obligation, beginning balance	$580	$279
Applicable to net revenue (losses)	(8)	(21)
Change in net unrealized gains (losses) - allocated to the policyholder dividend obligation	(166)	216
Policyholder dividend obligation, ending balance	$406	$474
Closed Block revenues and expenses were as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Premiums and other income	$35	$36	$102	$109
Net investment income	47	51	143	153
Net realized gains (losses)	3	(1)	27	(1)
Total revenues	85	86	272	261
Benefits and other deductions
Benefits and settlement expenses	82	81	248	242
Other operating expenses	—	—	1	1
Total benefits and other deductions	82	81	249	243
Net revenues before income taxes	3	5	23	18
Income tax expense	1	1	5	3
Net revenues	$2	$4	$18	$15

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
As of September 30, 2021 and December 31, 2020, the Reinsurance ACL was $91 million and $94 million respectively. There were no write-offs or recoveries during the nine months ended September 30, 2021 and 2020.

The Company had total reinsurance receivables of $4.6 billion as of September 30, 2021, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented 12% of total reinsurance receivables as of September 30, 2021. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of September 30, 2021, 92% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best Company, 56% were rated A+ or better, 19% were rated A, and 25% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.
10.    DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), PLC and the Company have the ability to borrow on an unsecured basis up to a combined aggregate principal amount of $1 billion. Under certain circumstances the Credit Facility allows for a request that the commitment be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds Rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2021. The Company had no outstanding balances drawn on the Credit Facility as of September 30, 2021 or December 31, 2020. PLC had an outstanding balance of $305 million and $190 million as of September 30, 2021 and December 31, 2020, respectively.
Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that its cash flows and the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2021, the fair value of securities pledged under the repurchase program was $1,124 million, and the repurchase obligation of $1,104 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 12 basis points). During the nine months ended September 30, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,289 million. The average daily balance was $537 million (at an average borrowing rate of 12 basis points) during the nine months ended September 30, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million, and the repurchase obligation of $437 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of September 30, 2021 and December 31, 2020, securities with a fair value of $160 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, the Company receives cash which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of September 30, 2021 and December 31, 2020, the fair value of the collateral related to this program was $166 million and $59 million and the Company has an obligation to return $166 million and $59 million of collateral to the securities borrowers, respectively.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class as of September 30, 2021 and December 31, 2020:

Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions
Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of September 30, 2021
	(Dollars In Millions)
	Overnight and Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$1,091	$—	$—	$—	$1,091
Corporate securities	33	—	—	—	33
Total repurchase agreements and repurchase-to-maturity transactions	1,124	—	—	—	1,124
Securities lending transactions
Corporate securities	156	—	—	—	156
Equity securities	1	—	—	—	1
Redeemable preferred stocks	3	—	—	—	3
Total securities lending transactions	160	—	—	—	160
Total securities	$1,284	$—	$—	$—	$1,284

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

Golden Gate Captive Insurance Company

On October 1, 2020, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, entered into a transaction with a term of 20 years, that may be extended to a maximum of 25 years, to finance up to $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). The transaction is “non-recourse” to the Company, WCL, and PLC, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of September 30, 2021, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.343 billion.

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

The Company is currently defending three cases, including one putative class action (Beverly Allen v. Protective Life Insurance Company, Civil Action No. 1:20-cv-00530-JLT) where the plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. No class has been certified in Beverly Allen v. Protective Life Insurance Company. In August 2021, the California Supreme Court determined in McHugh v. Protective Life Insurance Company, Case No. D072863, that the statutory requirements apply to life insurance policies issued before the statutes’ effective date. In continuing to defend these matters, the Company maintains various defenses to the merits of the plaintiffs’ claims and to class certification. However, the Company cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.

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

For much of 2020 and into early 2021, a group of interested parties collectively requested certain information and financial data from the Receiver that would allow them to more fully evaluate first the Original Rehabilitation Plan and then the Amended Plan. This group also had a number of conversations with counsel for the Receiver regarding concerns over the Plan. On July 26, 2021, the Receiver shared with interested parties an outline of a Modified Plan, along with a liquidation analysis. While there are significant changes proposed in the Modified Plan (as compared to the Original Rehabilitation Plan and the Amended Plan), much of the economic substance (including not paying claims in full) of the Original Rehabilitation Plan and the Amended Rehabilitation Plan are likely to be included in the Modified Plan.

The Court has yet to rule further or to re-establish a schedule for pre-confirmation procedures or a hearing on confirmation.

The Company continues to monitor SRUS and the actions of the Receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of September 30, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.
Certain insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and nine months ended September 30, 2021 and 2020.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, June 30, 2021	$2,818	$(5)	$2,813
Other comprehensive income (loss) before reclassifications	(263)	(2)	(265)
Other comprehensive income (loss) on investments in net expected credit losses	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(5)	1	(4)
Balance, September 30, 2021	$2,549	$(6)	$2,543

Balance, December 31, 2020	$3,556	$(8)	$3,548
Other comprehensive income (loss) before reclassifications	(967)	1	(966)
Other comprehensive income (loss) on investments in net expected credit losses	(1)		(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(39)	1	(38)
Balance, September 30, 2021	$2,549	$(6)	$2,543

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, June 30, 2020	$2,233	$(8)	$2,225
Other comprehensive income (loss) before reclassifications	482	1	483
Other comprehensive income (loss) on investments in net expected credit losses	28	—	28
Amounts reclassified from accumulated other comprehensive income (loss)(1)	28	—	28
Balance, September 30, 2020	$2,771	$(7)	$2,764

Balance, December 31, 2019	$1,421	$(8)	$1,413
Other comprehensive income (loss) before reclassifications	1,264	(1)	1,263
Other comprehensive income (loss) on investments in net expected credit losses	26	—	26
Amounts reclassified from accumulated other comprehensive income (loss)(1)	60	2	62
Balance, September 30, 2020	$2,771	$(7)	$2,764

(1) See Reclassifications Out of Accumulated Other Comprehensive Income (Loss) table below for details.
(2)  Net unrealized gains reported in AOCI were offset by $(1.7) billion and $(2.0) billion as of September 30, 2021 and December 31, 2020, respectively, and $(1.6) billion and $(777) million as of September 30, 2020 and December 31, 2019, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.

The following tables summarize the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2021 and 2020.
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		For The Three Months Ended September 30,		For The Nine Months Ended September 30,
Gains (losses) in net income:	Affected Line Item in the Consolidated Condensed Statements of Income	2021	2020	2021	2020
		(Dollars In Millions)

Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$1	$—	$1	$(3)
	Tax (expense) benefit	—	—	—	1
		$1	$—	$1	$(2)

Unrealized gains and losses on available-for-sale securities	Realized gains (losses) - investments	$5	$3	$44	$45
	Change in net expected credit losses - fixed maturities	—	(38)	5	(121)
	Tax (expense) benefit	(1)	7	(10)	16
		$4	$(28)	$39	$(60)

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
There were no significant intersegment transactions during the three and nine months ended September 30, 2021 and 2020.
The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Revenues
Retail Life and Annuity	$740	$757	$2,125	$1,808
Acquisitions	749	802	2,282	2,399
Stable Value Products	106	48	275	137
Asset Protection	66	68	205	209
Corporate and Other	(9)	49	(13)	80
Total revenues	$1,652	$1,724	$4,874	$4,633
Pre-tax Adjusted Operating Income (Loss)		s
Retail Life and Annuity	$(85)	$23	$(63)	$47
Acquisitions	42	65	255	238
Stable Value Products	63	20	128	61
Asset Protection	9	8	31	33
Corporate and Other	(26)	(35)	(120)	(108)
Pre-tax adjusted operating income (loss)	3	81	231	271
Non-operating income (loss)	56	79	156	(96)
Income before income tax	59	160	387	175
Income tax expense	(10)	(29)	(74)	(31)
Net income	$49	$131	$313	$144

Pre-tax adjusted operating income (loss)	$3	$81	$231	$271
Adjusted operating income tax expense	1	(13)	(41)	(52)
After-tax adjusted operating income (loss)	4	68	190	219
Non-operating income (loss)	56	79	156	(96)
Income tax expense on adjustments	(11)	(16)	(33)	21
Net income	$49	$131	$313	$144

Non-operating income (loss)
Derivative gains (losses)	$51	$88	$50	$(152)
Investment gains (losses)	16	23	111	(72)
VA/VUL market impacts(1)	(6)	—	13	—
Less: related amortization(2)	31	55	93	(59)
Less: VA GLWB economic cost	(26)	(23)	(75)	(69)
Total non-operating income (loss)	$56	$79	$156	$(96)

(1)  Represents the immediate impacts on DAC, VOBA, reserves, and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

(2) Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by realized gains (losses).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Net investment income
Retail Life and Annuity	$277	$252	$819	$754
Acquisitions	393	406	1,192	1,235
Stable Value Products	97	54	228	169
Asset Protection	5	5	16	19
Corporate and Other	(19)	23	(40)	59
Total net investment income	$753	$740	$2,215	$2,236

Amortization of DAC and VOBA
Retail Life and Annuity	$61	$77	$168	$70
Acquisitions	11	14	14	24
Stable Value Products	2	1	4	3
Asset Protection	17	18	47	48
Corporate and Other	—	—	—	—
Total amortization of DAC and VOBA	$91	$110	$233	$145

	Operating Segment Assets
	As of September 30, 2021
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$43,415	$54,949	$8,101
DAC and VOBA	2,690	851	16
Other intangibles	342	30	6
Goodwill	559	24	114
Total assets	$47,006	$55,854	$8,237

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$928	$17,771	$125,164
DAC and VOBA	176	—	3,733
Other intangibles	92	34	504
Goodwill	129	—	826
Total assets	$1,325	$17,805	$130,227

	Operating Segment Assets
	As of December 31, 2020
	(Dollars In Millions)
	Retail Life & Annuity	Acquisitions	Stable Value Products
Investments and other assets	$39,874	$55,628	$5,928
DAC and VOBA	2,480	762	8
Other intangibles	367	33	6
Goodwill	559	24	114
Total assets	$43,280	$56,447	$6,056

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$881	$19,813	$122,124
DAC and VOBA	170	—	3,420
Other intangibles	101	33	540
Goodwill	129	—	826
Total assets	$1,281	$19,846	$126,910

14.    SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to September 30, 2021, and through November 12, 2021, the date the Company filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company's consolidated condensed financial statements.

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
COVID-19 Pandemic
•the coronavirus (COVID-19) global pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;
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

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were impacted by the effects of the COVID-19 pandemic on mortality during the nine months ended September 30, 2021. The COVID-19 pandemic has resulted in an increase in claims in the traditional life and universal life blocks. The pandemic will continue to impact earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

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

Commercial Mortgage Loans. We provide certain relief under the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the nine months ended September 30, 2021, we modified 23 loans under the Loan Modification Program, representing $475 million in unpaid principal balance. As of September 30, 2021, since the inception of the CARES Act, there were 277 total loans modified under the Loan Modification Program, representing $2.1 billion in unpaid principal balance. At September 30, 2021, $1.7 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements and we expect the remaining $0.4 billion loans to resume scheduled payments in accordance with the agreed upon terms. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
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

Additional information

Level term policies are policies in which premium rate remains the same for our established level term period (e.g. 20 years). At the end of the level term period, premium rates typically increase significantly and policyholder lapse rates are typically high. Since most of our reinsurance premiums are paid on an annual in advance basis, at each period end, we establish an accrual to adjust for the income effect of policies expected to lapse in the next period. Premiums paid to and refunded by reinsurers are included in reinsurance ceded, while adjustments from the accrual for post level policy lapses is included in the benefits and settlement expenses line in the statements of income. As a result, over time there can be significant volatility in these individual line items due to the impact of business entering the post level period.

The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax expense and net income:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$(85)	$23	n/m	$(63)	$47	n/m
Acquisitions	42	65	(35.4)	255	238	7.1
Stable Value Products	63	20	n/m	128	61	n/m
Asset Protection	9	8	12.5	31	33	(6.1)
Corporate and Other	(26)	(35)	(25.7)	(120)	(108)	11.1
Pre-tax adjusted operating income	3	81	n/m	231	271	(14.8)
Non-operating income (loss)	56	79	(29.1)	156	(96)	n/m
Income before income tax	59	160	(63.1)	387	175	n/m
Income tax expense	(10)	(29)	(65.5)	(74)	(31)	n/m
Net income	$49	$131	(62.6)%	$313	$144	n/m

Pre-tax adjusted operating income (loss)	$3	$81	n/m	$231	$271	(14.8)%
Adjusted operating income tax benefit (expense)	1	(13)	n/m	(41)	(52)	(21.2)
After-tax adjusted operating income (loss)	4	68	n/m	190	219	(13.2)
Non-operating income (loss)	56	79	(29.1)	156	(96)	n/m
Income tax expense on adjustments	(11)	(16)	(31.3)	(33)	21	n/n
Net income	$49	$131	(62.6)%	$313	$144	n/m

Non-operating income (loss)
Derivative gains (losses)	$51	$88	(42.0)%	$50	$(152)	n/m
Investment gains (losses)	16	23	(30.4)	111	(72)	n/m
VA/VUL market impacts(1)	(6)	—	n/m	13	—	n/m
Less: related amortization(2)	31	55	(43.6)	93	(59)	n/m
Less: VA GLWB economic cost	(26)	(23)	13.0	(75)	(69)	8.7
Total non-operating income (loss)	$56	$79	(29.1)%	$156	$(96)	n/m

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

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$570	$564	1.1%	$1,735	$1,559	11.3%
Reinsurance ceded	(203)	(176)	15.3	(619)	(381)	62.5
Net premiums and policy fees	367	388	(5.4)	1,116	1,178	(5.3)
Net investment income	277	252	9.9	819	754	8.6
Realized gains (losses)	(23)	(20)	15.0	(66)	(60)	10.0
Other income	45	40	12.5	136	121	12.4
Total operating revenues	666	660	0.9	2,005	1,993	0.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	652	547	19.2	1,766	1,663	6.2
Amortization of DAC/VOBA	41	39	5.1	133	137	(2.9)
Other operating expenses	58	51	13.7	169	146	15.8
Total operating benefits and expenses	751	637	17.9	2,068	1,946	6.3
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(85)	23	n/m	(63)	47	n/m
Non-operating income (loss):
Realized gains (losses)	74	97	(23.7)	120	(185)	n/m
Related benefits and settlement expenses	(8)	(9)	(11.1)	(8)	11	n/m
Related amortization of DAC/VOBA	(18)	(38)	(52.6)	(41)	67	n/m
VA/VUL market impacts(1)	(5)	—	n/m	8	—	n/m
Total non-operating income (loss)	43	50	(14.0)	79	(107)	n/m
INCOME (LOSS) BEFORE INCOME TAX	$(42)	$73	n/m	$16	$(60)	n/m

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Retail Life and Annuity segment:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales By Product
Traditional life(1)	$65	$74	(12.2)%	$197	$192	2.6%
Universal life(1)	26	10	n/m	64	32	100.0
BOLI/COLI(2)	122	—	n/m	641	—	n/m
Fixed annuity(3)	303	793	(61.8)	1,112	1,804	(38.4)
Variable annuity(3)	256	80	n/m	751	173	n/m
	$772	$957	(19.3)%	$2,765	$2,201	25.6%
Average Account Values
Universal life(4)	$7,853	$7,656	2.6%	$7,775	$7,698	1.0%
Variable universal life	1,406	848	65.8	1,276	821	55.4
Fixed annuity(5)	12,203	11,099	9.9	12,022	10,759	11.7
Variable annuity	12,543	10,797	16.2	12,273	10,749	14.2
	$34,005	$30,400	11.9%	$33,346	$30,027	11.1%
Average Life Insurance In-force(6)
Traditional life	$430,814	$382,629	12.6%	$417,749	$374,968	11.4%
Universal life	290,907	288,154	1.0	289,765	288,522	0.4
	$721,721	$670,783	7.6%	$707,514	$663,490	6.6%
Interest Spread - Fixed Annuities(7)
Net investment income yield	3.57%	3.43%		3.62%	3.68%
Interest credited to policyholders	2.39%	2.50%		2.39%	2.50%
Interest spread	1.18%	0.93%		1.23%	1.18%

	As of
	September 30, 2021	December 31, 2020	Percent Change
	(Dollars In Millions)
VA GLWB Benefit Base	$9,883	$9,817	0.7%
Account value subject to GLWB rider	$8,217	$8,035	2.3%

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
Annuity Account Values

Annuity account values are a significant driver of our operating results, and are primarily driven by net additions (withdrawals) and the impact of market changes. The income we earn on most of our fee-based products varies with the level of underlying account values as many policy fees are determined by these values. The investment income and interest we credit to policyholders on our spread-based products varies with the level of general account values. To a lesser extent, changes in account values impact our pattern of amortization of DAC and VOBA and general and administrative expenses.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed Annuities
Beginning total account value	$11,838	$10,533	$11,411	$10,027
Deposits and sales	328	752	1,182	1,748
Withdrawals and benefits	(283)	(254)	(837)	(810)
Policy fees/surrender charges	(10)	(1)	(26)	(3)
Interest credited and other activity	74	71	217	139
Ending account value	$11,947	$11,101	$11,947	$11,101

Variable Annuities

Variable annuity account values in the rollforward below represent separate account reserves for variable deferred and immediate annuities. These reserves are a component of the liabilities related to separate accounts line item in the consolidated condensed balance sheet.

	As of or For The Three Months Ended September 30,		As of or For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Variable Account Value
Beginning balance	$12,599	$10,684	$11,763	$12,162
Increase (decrease) in VA account values:
Deposits	217	50	635	114
Surrenders	(254)	(230)	(770)	(739)
Contract holder assessments	(60)	(56)	(178)	(169)
Change in market value and other activity	(14)	463	1,038	(457)
Ending balance	$12,488	$10,911	$12,488	$10,911

Pre-Tax Adjusted Operating Income (Loss)

Three Month Comparison. Pre-tax adjusted operating income (loss) decreased $108 million primarily driven by:

•Unfavorable prospective unlocking
•Unfavorable mortality experience
•Higher net investment income due to higher asset balances, as well as higher participation income and prepayment fee income on commercial mortgage loans
•Higher fee income due to growth in VA account balances
•Higher insurance operating expenses
•Growth in guaranteed benefit reserves
•Unfavorable impacts due to the exclusion of variable product market impacts from operating income in 2021. In 2021, the operating income definition was revised to exclude the impact of equity market changes on variable products.
Nine Month Comparison. Pre-tax adjusted operating income (loss) decreased $110 million primarily driven by:
•Unfavorable prospective unlocking
•Unfavorable mortality experience
•Higher net investment income due to higher asset balances
•Higher fee income due to the growth in VA account balances
•Higher insurance operating expenses
•Growth in guaranteed benefit reserves
•Favorable impacts due to the exclusion of variable product market impacts from operating income in 2021. In 2021, the operating income definition was revised to exclude the impact of equity market changes on variable products.
Operating Revenues
Three Month Comparison. Operating revenues increased $6 million primarily driven by:
•Higher net investment income primarily due to higher liability balances and higher participation income and prepayment fee income on commercial mortgage loans
•Higher annuity fees from the growth in VA account balances due to increases in equity markets and growth in fixed annuity sales with guaranteed benefit riders
•Lower traditional life net premiums due to lower single premium whole life sales.
Nine Month Comparison. Operating revenues increased $12 million primarily driven by:
•Higher net investment income primarily due to higher liability balances, and higher participation income and prepayment fee income on commercial mortgage loans
•Higher annuity fees from the growth in VA account balances due to increases in equity markets and growth in fixed annuity sales with guaranteed benefit riders
•Lower life net premiums of $75 million primarily due to fluctuations in the number of traditional life policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.

The major categories of net investment income are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$216	$198	$633	$584
Commercial mortgage loans	54	48	153	142
Commercial mortgage loan participation income	2	1	11	10
Other, net	5	5	22	18
Total net investment income	$277	$252	$819	$754

Operating Benefits and Expenses
Three Month Comparison. Operating benefits and expenses increased $114 million primarily driven by:
•Higher prospective unlocking of $72 million due to annual assumption updates
•Unfavorable mortality experience, primarily due to the impact of COVID-19
•Higher insurance operating expenses primarily driven by higher acquisition expenses and VA commissions on increased VA account values
•Growth in guaranteed benefit reserves due to fixed annuity sales and reserve increases in the universal life block
•Unfavorable impacts due to the exclusion of other unlocking and changes in guaranteed benefit reserves associated with variable product market impacts from operating income in 2021.
Nine Month Comparison. Operating benefits and expenses increased $122 million primarily driven by:
•Higher prospective unlocking of $72 million due to annual assumption updates
•Unfavorable mortality experience primarily due to the impact of COVID-19
•Higher insurance operating expenses driven by higher acquisition expenses, higher maintenance and overhead, and higher sales and commissions on increased VA account values
•Lower increase in life reserves of $104 million, excluding the impact of mortality experience, primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse, which also results in accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period
•Growth in guaranteed benefit reserves due to fixed annuity sales and reserve increases in the universal life block
•Favorable impacts due to the exclusion of variable product market impacts from operating income in 2021.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Benefit and settlement expense
Death claims	$265	$192	$741	$586
Change in life reserves	226	198	546	618
Life surrenders	4	2	10	7
Change in annuity guaranteed benefit reserves	19	8	38	15
Payout annuities mortality variance	(6)	(4)	(3)	(12)
Interest credited and other expenses	144	151	434	449
Total benefits and settlement expenses	$652	$547	$1,766	$1,663

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

Impact of reinsurance
Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	(203)	$(176)	15.3%	$(619)	$(381)	62.5%
Other income	(4)	(1)	n/m	(4)	(2)	n/m
Total operating revenues	(207)	(177)	16.9	(623)	(383)	62.7
Realized gains (losses)	(4)	—	n/m	(7)	(1)	n/m
Total revenues	(211)	(177)	19.2	(630)	(384)	64.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	(317)	(154)	n/m	(799)	(333)	n/m
Amortization of DAC/VOBA	(2)	(1)	n/m	(5)	(3)	66.7
Other operating expenses	(45)	(44)	2.3	(138)	(145)	(4.8)
Operating benefits and expenses	(364)	(199)	82.9	(942)	(481)	95.8
Benefits and settlement expenses related to realized gains (losses)	(2)	1	n/m	(2)	(1)	n/m
Amortization of DAC/VOBA related to realized gains (losses)	(1)	2	n/m	(1)	5	n/m
Total benefits and expenses	(367)	(196)	87.2%	(945)	(477)	98.1%
NET IMPACT OF REINSURANCE	$156	$19	n/m	$315	$96	n/m

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
Three Month Comparison. The change in the net impact of reinsurance was favorable by $137 million primarily driven by:
•Higher ceded benefits and settlement expenses due to the impact of prospective unlocking on UL excess benefit reserves and higher life claims primarily due to the impact of COVID-19
•Higher ceded net premiums driven by higher ceded traditional life premiums.
Nine Month Comparison. The change in the net impact of reinsurance was favorable by $219 million primarily driven by:
•Higher ceded benefits and settlement expenses primarily due to fluctuations in the number of policies entering their post level period at the end of 2019, due to accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period
•Higher impact of prospective unlocking on UL excess benefit reserves and higher ceded life claims primarily due to the impact of COVID-19
•Higher ceded traditional life premiums of $238 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These post levels policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$408	$405	0.7%	$1,213	$1,161	4.5%
Reinsurance ceded	(58)	(63)	(7.9)	(191)	(162)	17.9
Net premiums and policy fees	350	342	2.3	1,022	999	2.3
Net investment income	393	406	(3.2)	1,192	1,235	(3.5)
Realized gains (losses)	(3)	(3)	—	(9)	(9)	—
Other income	6	37	(83.8)	27	124	(78.2)
Total operating revenues	746	782	(4.6)	2,232	2,349	(5.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	637	645	(1.2)	1,796	1,906	(5.8)
Amortization of DAC/VOBA	9	7	28.6	7	13	(46.2)
Other operating expenses	58	65	(10.8)	174	192	(9.4)
Total operating benefits and expenses	704	717	(1.8)	1,977	2,111	(6.3)
PRE-TAX ADJUSTED OPERATING INCOME	42	65	(35.4)	255	238	7.1
Non-operating income (loss)
Realized gains	3	20	(85.0)	50	50	—
Related benefits and settlement expenses	(3)	(1)	n/m	(35)	(8)	n/m
Related amortization of VOBA	(2)	(7)	(71.4)	(9)	(11)	(18.2)
VA/VUL market impacts(1)	(1)	—	n/m	5	—	n/m
Total non-operating income	(3)	12	n/m	11	31	(64.5)
INCOME BEFORE INCOME TAX	$39	$77	(49.4)%	$266	$269	(1.1)%

(1)  Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Average Life Insurance In-Force(1)
Traditional	$218,982	$242,435	(9.7)%	$225,485	$247,093	(8.7)%
Universal life	67,665	67,638	—	67,901	67,953	(0.1)
	$286,647	$310,073	(7.6)%	$293,386	$315,046	(6.9)%
Average Account Values
Universal life(2)	$15,121	$15,571	(2.9)%	$15,339	$15,612	(1.7)%
Variable universal life	9,323	7,869	18.5	9,092	7,702	18.0
Fixed annuity(2)	9,375	10,219	(8.3)	9,544	10,362	(7.9)
Variable annuity	5,626	4,859	15.8	5,493	4,946	11.1
	$39,445	$38,518	2.4%	$39,468	$38,622	2.2%
Interest Spread - Fixed Annuities
Net investment income yield	3.97%	3.91%		3.94%	3.96%
Interest credited to policyholders	3.39%	3.35%		3.36%	3.30%
Interest spread(3)	0.58%	0.56%		0.58%	0.66%

(1) Amounts are not adjusted for coinsurance ceded.
(2) Includes general account balances held within variable products and is net of non-affiliate reinsurance ceded. Excludes structured annuity products.
(3) Interest spread on average general account values
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Pre-Tax Adjusted Operating Income

Three Month Comparison. Pre-tax adjusted operating income decreased $23 million primarily driven by:

•Unfavorable mortality experience
•Lower net investment income and interest spread due to expected run off of the in-force blocks of business
•Lower expenses related to system conversions and integration of acquired blocks
•Favorable prospective unlocking
Nine Month Comparison. Pre-tax adjusted operating income increased $17 million primarily driven by:
•Favorable mortality experience in the payout annuity block, partially offset by unfavorable mortality experience in the life products
•Lower net investment income and interest spread due to expected run off of the in-force blocks of business
•Lower benefits on participating policies, primarily related to a reduction in the policyholder dividend obligation associated with policies in the regulatory closed block
•Lower expenses related to system conversions and integration of acquired blocks
•Favorable prospective unlocking
•Other income received in the first quarter of 2020 related to the final settlement of a prior acquisition
Operating Revenues
Three Month Comparison. Operating revenues decreased $36 million primarily driven by:
•Lower net investment income due to expected run off of the in-force blocks of business
•Lower other income and higher premiums and policy fees due to a change in 2021 of the classification of certain policy fees
Nine Month Comparison. Operating revenues decreased $117 million primarily driven by:
•Lower net investment income due to expected run off of the in-force blocks of business

•Other income of $15 million received the first quarter of 2020 related to the final settlement of a prior acquisition
•Lower other income and higher premiums and policy fees due to a change in 2021 of the classification of certain policy fees
The major categories of net investment income are summarized as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$362	$367	$1,065	$1,096
Commercial mortgage loans	15	20	52	58
Other, net	16	19	75	81
Total net investment income	$393	$406	$1,192	$1,235

Operating Benefits and Expenses
Three Month Comparison. Operating benefits and expenses decreased $13 million primarily driven by:
•Unfavorable mortality experience
•Lower annuity interest credited primarily due to lower fixed annuity account balances
•Lower expenses of $8 million related to system conversions and integration of acquired blocks
•Higher prospective unlocking of $6 million due to annual assumption updates
Nine Month Comparison. Operating benefits and expenses decreased $134 million primarily driven by:
•Favorable mortality experience on payout annuity block, partially offset by unfavorable mortality experience in the life products
•Lower benefits on participating policies of $15 million, primarily related to a reduction in the policyholder dividend obligation associated with policies in the regulatory closed block
•Lower expenses of $14 million related to system conversions and integration of acquired blocks
•Favorable prospective unlocking of $6 million due to annual assumption updates

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Benefit and settlement expense
Death claims	$321	$279	$927	$863
Change in life reserves	(11)	(9)	(109)	(102)
Life surrenders	47	59	154	198
Payout annuities mortality variance	(7)	4	(33)	5
Accident & Health benefit and settlement expense	14	14	42	45
Interest credited and other expenses	273	298	815	897
Total benefits and settlement expenses	$637	$645	$1,796	$1,906

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	$(58)	$(63)	(7.9)%	$(191)	$(162)	17.9%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(48)	(65)	(26.2)	(191)	(148)	29.1
Amortization of DAC/VOBA	—	—	n/m	(1)	—
Other operating expenses	(7)	(6)	16.7	(20)	(21)	(4.8)
Total benefits and expenses	(55)	(71)	(22.5)	(212)	(169)	25.4

NET IMPACT OF REINSURANCE(1)	$(3)	$8	n/m	$21	$7	n/m

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
Three Month Comparison. The change in the net impact of reinsurance was unfavorable by $11 million primarily driven by:
•Lower ceded traditional life premiums and policy fees driven by expected run off of the in-force blocks of business
•Lower ceded benefits and settlement expenses driven by expected run off of the in-force blocks of business as well as lower ceded claims
Nine Month Comparison. The change in the net impact of reinsurance was favorable by $14 million primarily driven by:
•Higher ceded traditional life premiums primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These post level policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse
•Higher ceded benefits and settlement expenses primarily due to fluctuations in the number of policies entering their post level period at the end of 2019, due to accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Net investment income	$97	$54	79.6%	228	169	34.9%
Total operating revenues	97	54	79.6	228	169	34.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	31	32	(3.1)	93	102	(8.8)
Amortization of DAC	2	1	n/m	4	3	n/m
Other operating expenses	1	1	n/m	3	3	n/m
Total benefits and expenses	34	34	—	100	108	(7.4)
PRE-TAX ADJUSTED OPERATING INCOME	63	20	n/m	128	61	n/m
Add: realized gains (losses)	9	(6)	n/m	47	(32)	n/m
INCOME BEFORE INCOME TAX	$72	$14	n/m	175	29	n/m

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales(1)
GIC	$—	$75	n/m	$—	$78	n/m
GFA	1,200	750	60.0%	3,910	1,750	n/m
	$1,200	$825	45.5%	$3,910	$1,828	n/m

Average Account Values	$8,110	$6,074	33.5%	$7,412	$5,807	27.6%
Ending Account Values	$8,237	$6,017	36.9%	$8,237	$6,017	36.9%

Operating Spread
Net investment income yield	4.77%	3.56%		4.07%	3.89%
Interest credited	1.53	2.13		1.68	2.35
Operating expenses	0.11	0.11		0.11	0.11
Operating spread	3.13%	1.32%		2.28%	1.43%

Adjusted operating spread(2)	1.54%	1.31%		1.56%	1.25%

(1) Sales are measured at the time the purchase payments are received.
(2) Excludes participation commercial mortgage loan income, accelerated discount accretion from called securities, and the impact of commercial mortgage loan prepayments.
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Pre-Tax Adjusted Operating Income
Three Month Comparison. Pre-tax adjusted operating income increased $43 million primarily driven by:

•Increase in net investment income of $32 million due to an increase in participation income on commercial mortgage loans and income on called securities and prepayments
•Increase in net investment income of $8 million due to an increase in the average balance
Nine Month Comparison. Pre-tax adjusted operating income increased $67 million primarily driven by:

•Increase in net investment income of $34 million due to an increase in participation income on commercial mortgage loans and income on called securities and prepayments
•Increase in net investment income of $19 million due to an increase in the average balance

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)		(Dollars In Millions)
Net Investment Income
Fixed maturities	$33	$25	$92	$81
Participation commercial mortgage loan income	29	—	35	7
Commercial mortgage loan income	36	30	103	82
Other income and expenses	(1)	(1)	(2)	(1)
Total net investment income	$97	$54	$228	$169

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$73	$74	(1.4)%	$219	$222	(1.4)%
Reinsurance ceded	(50)	(48)	4.2	(144)	(140)	2.9
Net premiums and policy fees	23	26	(11.5)	75	82	(8.5)
Net investment income	5	5	—	16	19	(15.8)
Other income	38	37	2.7	114	108	5.6
Total operating revenues	66	68	(2.9)	205	209	(1.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	14	21	(33.3)	47	59	(20.3)
Amortization of DAC/VOBA	17	18	(5.6)	47	48	(2.1)
Other operating expenses	26	21	23.8	80	69	15.9
Total benefits and expenses	57	60	(5.0)	174	176	(1.1)
PRE-TAX ADJUSTED OPERATING INCOME	9	8	12.5	31	33	(6.1)
INCOME BEFORE INCOME TAX	$9	$8	12.5%	$31	$33	(6.1)%

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
Sales(1)
Credit insurance	$—	$2	n/m	$—	$4	n/m
Service contracts	134	114	17.5%	383	294	30.3%
GAP	22	21	4.8	66	57	15.8
	$156	$137	13.9%	$449	$355	26.5%
Loss Ratios(2)
Credit insurance	88.5%	37.0%		47.5%	32.1%
Service contracts	63.5	65.9		58.7	62.0
GAP	40.2	132.1		74.9	114.3

(1) Sales are based on the amount of single premiums and fees received
(2) Incurred claims as a percentage of earned premiums

Pre-Tax Adjusted Operating Income
Three Month Comparison. Pre-tax adjusted operating income increased $1 million primarily driven by:
•Favorable impact of lower loss ratios from the GAP product line, due to higher used car values
•Higher expenses due to higher sales and commissions in the service contract line
•Increase in sales due to the positive impact of increased industry auto sales
Nine Month Comparison. Pre-tax adjusted operating income decreased $2 million primarily driven by:
•Favorable impact of lower loss ratios from the GAP product line, due to higher used car values
•Lower net investment income due to lower investment yields
•Higher expenses due to higher sales and commissions in the service contract line
•Increase in sales due to the positive impact of increased industry auto sales

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
Impact of Reinsurance
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Reinsurance ceded	$(50)	$(48)	4.2%	$(144)	$(140)	2.9%
BENEFITS AND EXPENSES
Benefits and settlement expenses	(19)	(22)	(13.6)	(59)	(63)	(6.3)
Amortization of DAC/VOBA	(1)	(1)	—	(4)	(3)	33.3
Other operating expenses	(1)	(1)	—	(4)	(3)	33.3
Total benefits and expenses	(21)	(24)	(12.5)	(67)	(69)	(2.9)
NET IMPACT OF REINSURANCE(1)	$(29)	$(24)	20.8%	$(77)	$(71)	8.5%

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.
n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Three Month Comparison. The change in the net impact of reinsurance was unfavorable by $5 million primarily driven by:
•Decrease in ceded GAP losses as a result of lower loss ratios driven by higher used car prices
Nine Month Comparison. The change in the net impact of reinsurance was unfavorable by $6 million primarily driven by:
•Decrease in ceded GAP losses as a result of lower loss ratios driven by higher used car prices
•Increase in ceded service contract premiums related to higher service contract premium volume

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Three Months Ended September 30,		Percent	For The Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Dollars In Millions)			(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$3	$2	50.0%	$8	$8	—%
Reinsurance ceded	—	—	n/m	—	—	n/m
Net premiums and policy fees	3	2	50.0	8	8	—
Net investment income(1)	(19)	23	n/m	(40)	59	n/m
Other income	—	1	—	—	1	n/m
Total operating revenues	(16)	26	n/m	(32)	68	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	1	4	(75.0)	8	10	(20.0)
Amortization of DAC/VOBA	—	—	n/m	—	—	n/m
Other operating expenses(1)	9	57	(84.2)	80	166	(51.8)
Total benefits and expenses	10	61	(83.6)	88	176	(50.0)
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(26)	(35)	(25.7)	(120)	(108)	11.1
Add: realized gains (losses)	7	23	(69.6)	19	12	58.3
INCOME (LOSS) BEFORE INCOME TAX	$(19)	$(12)	n/m	$(101)	$(96)	5.2%

(1) The net investment income and other operating expenses lines decreased $30 million and $33 million, respectively, in the three month comparison and $90 million and $100 million, respectively, in the nine month comparison as a result of the impacts of a captive reinsurance company reorganization that occurred during 2020. See the Company’s Annual Report on Form 10-K, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 for additional information on this transaction.

n/m - we define n/m as not meaningful for increases or decreases greater than 100%.
Three Month Comparison. The decreased pre-tax adjusted operating loss was primarily due to a decrease in corporate overhead expense, partially offset by unfavorable portfolio yields.
Nine Month Comparison. The increased pre-tax adjusted operating loss was primarily due to an increase in corporate overhead expense.

CONSOLIDATED INVESTMENTS
As of September 30, 2021, our investment portfolio was $90.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $70.8 billion, or 96.1%, of our fixed maturities as “available-for-sale” as of September 30, 2021. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as realized gains (losses) in the consolidated condensed statements of income. Credit losses are recorded in realized gains (losses) with a corresponding adjustment to the allowance for credit losses, except that the credit losses recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to realized gains (losses).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 3.9%, of our fixed maturities and $87 million of short-term investments as of September 30, 2021. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
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
The following table presents the reported values of our invested assets:

	As of
	September 30, 2021		December 31, 2020
	(Dollars In Millions)
Publicly issued bonds (amortized cost: 2021 - $44,577; 2020 - $44,169)	$48,741	54.1%	$49,571	56.0%
Privately issued bonds (amortized cost: 2021 - $23,441; 2020 - $21,332)	24,557	27.3	22,817	25.8
Redeemable preferred stocks (amortized cost: 2021 - $305; 2020 - $196)	318	0.4	207	0.2
Fixed maturities	73,616	81.8%	72,595	82.0%
Equity securities (cost: 2021 - $740; 2020 - $635)	772	0.9	667	0.8
Commercial mortgage loans	10,506	11.7	10,006	11.3
Investment real estate	10	—	10	—
Policy loans	1,543	1.7	1,593	1.8
Other long-term investments	2,916	3.2	3,241	3.7
Short-term investments	629	0.7	462	0.4
Total investments	$89,992	100.0%	$88,574	100.0%
Included in the preceding table are $2.8 billion and $2.9 billion of fixed maturities and $87 million and $76 million of short-term investments classified as trading securities as of September 30, 2021 and December 31, 2020, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments
As of September 30, 2021, our fixed maturity investment holdings were $73.6 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$9,592	13.0%	$9,497	13.1%
AA	7,131	9.7	7,337	10.1
A	23,057	31.3	24,372	33.6
BBB	31,122	42.3	28,654	39.5
Below investment grade	2,714	3.7	2,735	3.7
	$73,616	100.0%	$72,595	100.0%
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
The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2021		December 31, 2020
	(Dollars In Millions)
Corporate securities	$55,507	75.4%	$53,967	74.3%
Residential mortgage-backed securities	7,504	10.2	6,877	9.5
Commercial mortgage-backed securities	2,498	3.4	2,748	3.8
Other asset-backed securities	1,657	2.3	1,741	2.4
U.S. government-related securities	845	1.1	1,606	2.2
Other government-related securities	826	1.1	747	1.0
States, municipals, and political subdivisions	4,461	6.1	4,702	6.5
Redeemable preferred stocks	318	0.4	207	0.3
Total fixed income portfolio	$73,616	100.0%	$72,595	100.0%

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of September 30, 2021	% Fair Value	As of December 31, 2020	% Fair Value
	(Dollars In Millions)
Banking	$8,306	11.3%	$7,752	10.7%
Other finance	989	1.3	959	1.3
Electric utility	5,736	7.8	5,792	8.0
Energy	4,661	6.3	4,756	6.6
Natural gas	1,289	1.8	1,275	1.8
Insurance	6,416	8.7	6,022	8.3
Communications	2,918	4.0	2,967	4.1
Basic industrial	2,727	3.7	2,532	3.5
Consumer noncyclical	7,329	9.9	7,374	10.2
Consumer cyclical	2,837	3.9	2,833	3.9
Finance companies	509	0.7	319	0.4
Capital goods	3,575	4.9	3,648	5.0
Transportation	2,064	2.8	2,236	3.1
Other industrial	710	1.0	691	1.0
Brokerage	2,021	2.7	1,786	2.5
Technology	3,121	4.2	2,596	3.6
Real estate	552	0.7	587	0.8
Other utility	65	0.1	48	—
Commercial mortgage-backed securities	2,498	3.4	2,748	3.8
Other asset-backed securities	1,657	2.3	1,741	2.4
Residential mortgage-backed non-agency securities	6,193	8.4	5,607	7.7
Residential mortgage-backed agency securities	1,311	1.8	1,270	1.8
U.S. government-related securities	845	1.1	1,607	2.0
Other government-related securities	826	1.1	747	1.0
State, municipals, and political divisions	4,461	6.1	4,702	6.5
Total	$73,616	100.0%	$72,595	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2021		December 31, 2020
	(Dollars In Millions)
AAA	$272	9.6%	$340	11.9%
AA	272	9.5	268	9.4
A	921	32.4	909	31.8
BBB	1,239	43.6	1,205	42.1
Below investment grade	139	4.9	140	4.8
	$2,843	100.0%	$2,862	100.0%
A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2021, were $11.7 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The following tables include the percentage of our collateral grouped by rating category and categorizes the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$6,137	$6,129	$1	$1	$1,389	$1,328	$542	$525	$8,069	$7,983
AA	—	—	—	—	572	551	272	262	844	813
A	1,312	1,316	6	6	396	377	675	667	2,389	2,366
BBB	5	5	2	2	124	122	149	143	280	272
Below	17	18	24	22	17	22	19	20	77	82
	$7,471	$7,468	$33	$31	$2,498	$2,400	$1,657	$1,617	$11,659	$11,516

Rating %
AAA	82.2%	82.1%	3.7%	4.0%	55.6%	55.3%	32.7%	32.5%	69.2%	69.3%
AA	—	—	0.2	0.2	22.9	23.0	16.4	16.2	7.2	7.1
A	17.5	17.6	19.7	18.4	15.8	15.7	40.7	41.3	20.5	20.5
BBB	0.1	0.1	4.7	5.9	5.0	5.1	9.0	8.8	2.4	2.4
Below	0.2	0.2	71.7	71.5	0.7	0.9	1.2	1.2	0.7	0.7
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2017 and prior	$1,474	$1,440	$33	$31	$2,252	$2,169	$1,354	$1,318	$5,113	$4,958
2018	386	379	—	—	146	134	128	127	660	640
2019	470	465	—	—	74	71	41	40	585	576
2020	1,415	1,421	—	—	16	16	33	31	1,464	1,468
2021	3,726	3,763	—	—	10	10	101	101	3,837	3,874
Total	$7,471	$7,468	$33	$31	$2,498	$2,400	$1,657	$1,617	$11,659	$11,516

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2020
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,541	$5,420	$2	$2	$1,596	$1,514	$543	$527	$7,682	$7,463
AA	—	—	—	—	587	570	277	268	864	838
A	1,268	1,228	8	7	469	449	731	727	2,476	2,411
BBB	4	4	1	1	85	86	164	158	254	249
Below	24	24	29	27	11	19	26	29	90	99
	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

Rating %
AAA	81.1%	81.2%	5.3%	5.6%	58.1%	57.4%	31.2%	30.8%	67.6%	67.5%
AA	—	—	0.2	0.2	21.4	21.6	15.9	15.7	7.6	7.6
A	18.5	18.3	19.7	18.2	17.0	17.0	42.0	42.6	21.8	21.7
BBB	0.1	0.1	2.8	2.9	3.1	3.3	9.4	9.2	2.2	2.3
Below	0.3	0.4	72.0	73.1	0.4	0.7	1.5	1.7	0.8	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,701	$1,647	$38	$35	$2,238	$2,167	$1,069	$1,044	$5,046	$4,893
2017	737	711	2	2	270	249	402	397	1,411	1,359
2018	1,001	970	—	—	151	136	148	148	1,300	1,254
2019	1,070	1,045	—	—	75	71	92	91	1,237	1,207
2020	2,328	2,303	—	—	14	15	30	29	2,372	2,347
Total	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of September 30, 2021, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 7.5 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2021:

Weighted-Average
Non-agency portfolio	Life

Prime	7.59
Sub-prime	1.61
Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2021 our commercial mortgage loan holdings were $10.6 billion, or $10.5 billion net of allowance for credit losses. We specialize in making commercial mortgage loans on credit-oriented commercial properties. Our underwriting procedures relative to our commercial mortgage loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (grocery anchored and credit tenant retail, industrial, multi-family, senior living, and credit tenant and medical office). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loan portfolio was underwritten by us. From time to time, we may acquire loans in conjunction with an acquisition.

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

Certain of the commercial mortgage loans have call options that occur within the next 9 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. As of September 30, 2021, assuming the loans are called at their next call dates, $54 million of principal would become due for the remainder of 2021, $450 million in 2022 through 2026, and $12 million in 2027 through 2029.

We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participation interest in the cash flows from the underlying real estate. As of September 30, 2021 and December 31, 2020, $620 million and $806 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine months ended September 30, 2021 and 2020, the Company recognized $32 million and $46 million, and $1 million and $17 million respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of September 30, 2021	As of December 31, 2020
	(Dollars In Millions)
Number of commercial mortgage loans	1,789	1,827
Amortized cost	$10,609	$10,228
Unpaid principal balance	$10,556	$10,148
Allowance for funded commercial mortgage loan credit losses	$(103)	$(222)
Average commercial mortgage loan size	$6	$6

Weighted-average amortization	22.2 years	21.4 years
Weighted-average coupon	4.13%	4.34%
Weighted-average LTV	54.15%	53.91%
Weighted-average debt coverage ratio	1.73	1.72

Number of unfunded commercial mortgage loan commitments	126	117
Unfunded commercial mortgage loan commitments	$1,294	$801
Allowance for unfunded commercial mortgage commitment credit losses	$(9)	$(22)

We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated and recorded at a loan level, based on analysis and input data for loans with similar risk characteristics. As of September 30, 2021 and December 31, 2020, there were allowances for funded commercial mortgage loan and unfunded commercial mortgage loan commitments credit losses of $112 million and $245 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of September 30, 2021 we estimated the fair value of our commercial mortgage loans to be $11.2 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was 5.12% more than the amortized cost.

At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage loan is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

As of September 30, 2021, we did not have any commercial mortgage loans that were nonperforming, restructured, or foreclosed. As of December 31, 2020 we had $3 million of invested assets that consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.

During the nine months ended September 30, 2021, we recognized one troubled debt restructuring transaction as a result of granting a concession to a borrower which included loan terms unavailable from other lenders. This concession was the result of an agreement between the creditor and the debtor. The Company did not identify any loans whose principal was permanently impaired during the nine months ended September 30, 2021.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

We use the same methodology and assumptions to estimate the allowance for unfunded commercial mortgage loan commitments credit losses as for funded commercial mortgage loans. As of September 30, 2021, the allowance for unfunded commercial mortgage loan commitments credit losses was $9 million, which was a slight decrease of $3 million from the second quarter of 2021.

Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2021, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is related to a credit loss, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine whether a credit loss has occurred. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine whether a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $5.3 billion, prior to tax and the related impact of certain insurance assets and liabilities offsets, as of September 30, 2021, and an overall net unrealized gain of $6.9 billion as of December 31, 2020.

For fixed maturity securities held that are in an unrealized loss position as of September 30, 2021, the fair value, amortized cost, unrealized loss, allowance for expected credit losses (“ACL”), and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$4,739	53.5%	$4,802	52.8%	$—	—%	$(63)	27.8%
>90 days but <= 180 days	379	4.3	385	4.2	—	—	(6)	2.6
>180 days but <= 270 days	2,825	31.8	2,922	32.2	—	—	(97)	42.8
>270 days but <= 1 year	198	2.2	210	2.4	—	—	(12)	5.3
>1 year but <= 2 years	298	3.4	315	3.5	(1)	50.0	(16)	7.0
>2 years but <= 3 years	105	1.2	110	1.2	—	—	(5)	2.2
>3 years but <= 4 years	97	1.1	104	1.1	—	—	(7)	3.1
>4 years but <= 5 years	48	0.5	49	0.5	—	—	(1)	0.4
>5 years	174	2.0	195	2.1	(1)	50.0	(20)	8.8
Total	$8,863	100.0%	$9,092	100.0%	$(2)	100.0%	$(227)	100.0%
The range of maturity dates for securities in an unrealized loss position as of September 30, 2021, varies, with 6.6% maturing in less than 5 years, 30.7% maturing between 5 and 10 years, and 62.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2021:

				%				%
S&P or Equivalent	Fair	%	Amortized	Amortized			Unrealized	Unrealized
Designation	Value	Fair Value	Cost	Cost	ACL	% ACL	Loss	Loss
	(Dollars In Millions)
AAA/AA/A	$5,489	61.9%	$5,618	61.8%	$—	—%	$(129)	56.8%
BBB	2,988	33.7	3,059	33.6	—	—	(71)	31.3
Investment grade	8,477	95.6%	8,677	95.4%	—	—%	(200)	88.1%
BB	380	4.3	407	4.5	(1)	50.0	(26)	11.5
B	6	0.1	8	0.1	(1)	50.0	(1)	0.4
CCC or lower	—	—	—	—	—	—	—	—
Below investment grade	386	4.4%	415	4.6%	(2)	100.0%	(27)	11.9%
Total	$8,863	100.0%	$9,092	100.0%	$(2)	100.0%	$(227)	100.0%
As of September 30, 2021, the Barclays Investment Grade Index was priced at 87 bps versus a 10 year average of 135 bps. Similarly, the Barclays High Yield Index was priced at 332 bps versus a 10 year average of 488 bps. As of September 30, 2021, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.0%, 1.5%, and 2.0%, as compared to 10 year averages of 1.4%, 2.0%, and 2.8%, respectively.
As of September 30, 2021, 88.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we concluded that an allowance for credit losses was not necessary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of September 30, 2021, we held a total of 558 positions that were in an unrealized loss position. Included in that amount were 40 positions of below investment grade securities with a fair value of $386 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $27 million, $23 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.4% of invested assets.
As of September 30, 2021, securities in an unrealized loss position that were rated as below investment grade represented 4.4% of the total fair value and 11.9% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be non-credit related.
The following table includes the fair value, amortized cost, unrealized loss, ACL, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2021:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$46	11.9%	$47	11.3%	$—	—%	$(1)	3.7%
>90 days but <= 180 days	—	—	—	—	—	—	—	—
>180 days but <= 270 days	53	13.7	56	13.5	—	—	(3)	11.1
>270 days but <= 1 year	—	—	—	—	—	—	—	—
>1 year but <= 2 years	48	12.4	54	13.0	(1)	50.0	(5)	18.5
>2 years but <= 3 years	38	9.8	39	9.4	—	—	(1)	3.7
>3 years but <= 4 years	40	10.4	45	10.8	—	—	(5)	18.5
>4 years but <= 5 years	20	5.2	21	5.1	—	—	(1)	3.7
>5 years	141	36.6	153	36.9	(1)	50.0	(11)	40.8
Total	$386	100.0%	$415	100.0%	$(2)	100.0%	$(27)	100.0%
We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2021, is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
Banking	$851	9.7%	$869	9.6%	$—	—%	$(18)	8.0%
Other finance	136	1.5	145	1.6	—	—	(9)	4.0
Electric utility	393	4.4	406	4.5	—	—	(13)	5.7
Energy	348	3.9	363	4.0	—	—	(15)	6.6
Natural gas	48	0.5	49	0.5	—	—	(1)	0.4
Insurance	397	4.5	410	4.5	—	—	(13)	5.7
Communications	267	3.0	276	3.0	(1)	50.0	(8)	3.5
Basic industrial	224	2.5	229	2.5	—	—	(5)	2.2
Consumer noncyclical	586	6.6	603	6.6	—	—	(17)	7.5
Consumer cyclical	370	4.2	384	4.2	—	—	(14)	6.2
Finance companies	109	1.2	111	1.2	—	—	(2)	0.9
Capital goods	174	2.0	178	2.0	—	—	(4)	1.8
Transportation	80	0.9	81	0.9	—	—	(1)	0.4
Other industrial	40	0.5	41	0.5	—	—	(1)	0.4
Brokerage	146	1.6	151	1.7	—	—	(5)	2.2
Technology	325	3.7	334	3.7	—	—	(9)	4.0
Commercial mortgage-backed securities	140	1.6	147	1.6	(1)	50.0	(6)	2.6
Other asset-backed securities	184	2.1	185	2.0	—	—	(1)	0.4
Residential mortgage-backed non-agency securities	2,733	30.8	2,765	30.4	—	—	(32)	14.1
Residential mortgage-backed agency securities	738	8.3	764	8.4	—	—	(26)	11.5
U.S. government-related securities	459	5.2	483	5.3	—	—	(24)	10.6
Other government-related securities	76	0.9	78	0.9	—	—	(2)	0.9
States, municipals, and political divisions	39	0.4	40	0.4	—	—	(1)	0.4
Total	$8,863	100.0%	$9,092	100.0%	$(2)	100.0%	$(227)	100.0%
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

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2021:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Millions)
AAA	$9,320	13.2%
AA	6,859	9.7
A	22,136	31.2
BBB	29,883	42.2
Investment grade	68,198	96.3
BB	2,453	3.5
B	119	0.2
CCC or lower	3	—
Below investment grade	2,575	3.7
Total	$70,773	100.0%
Not included in the table above are $2.7 billion of investment grade and $139 million of below investment grade fixed maturities classified as trading securities.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2021. The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2021:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
JP Morgan Chase & Co	$294	$13	$307
AT&T Inc.	298	—	298
Wells Fargo & Company	289	1	290
UnitedHealth Group Inc.	288	—	288
Verizon Communications Inc	285	—	285
Berkshire Hathaway Inc.	285	—	285
TIAA Board of Overseers	279	—	279
BNP Paribas	267	12	279
HSBC Holdings PLC	278	—	278
Standard Chartered PLC	273	—	273
Total	$2,836	$26	$2,862
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
Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2021. As of September 30, 2021, we had no material unfunded exposure and had no material direct sovereign exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,304	$1,456	$2,760
France	749	410	1,159
Netherlands	346	354	700
Germany	249	836	1,085
Switzerland	459	156	615
Spain	245	359	604
Belgium	—	209	209
Norway	—	126	126
Finland	109	—	109
Ireland	72	126	198
Italy	75	175	250
Luxembourg	—	34	34
Sweden	—	53	53
Denmark	57	—	57
Portugal	—	25	25
Austria	—	21	21
Total securities	3,665	4,340	8,005
Derivatives:
United Kingdom	125	—	125
Switzerland	26	—	26
France	53	—	53
Total derivatives	204	—	204
Total securities	$3,869	$4,340	$8,209

Realized Gains and Losses
The following table sets forth realized gains (losses) - investments/derivatives for the periods shown:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Fixed maturity gains - sales	$5	$3	$45	$49
Fixed maturity losses - sales	—	—	(1)	(4)
Equity gains and losses	—	16	3	(1)
Change in net expected credit losses - fixed maturities	—	(38)	5	(121)
Commercial mortgage loans	37	(2)	129	(101)
Modco trading portfolio	(25)	45	(69)	108
Other investments	(1)	(1)	(1)	(2)
Total realized gains (losses) - investments	16	23	111	(72)
Derivatives related to VA contracts:
Interest rate futures	—	2	8	(3)
Equity futures	2	(1)	(10)	132
Currency futures	4	(9)	9	1
Equity options	1	(42)	(81)	67
Interest rate swaps	(24)	(58)	(167)	364
Total return swaps	6	(31)	(119)	30
Embedded derivative - GLWB	(15)	190	287	(681)
Total derivatives related to VA contracts	(26)	51	(73)	(90)
Derivatives related to FIA contracts:
Embedded derivative	61	(9)	25	(38)
Funds withheld derivative	—	(3)	(5)	(10)
Equity futures	—	1	3	(7)
Equity options	(3)	25	45	15
Other derivatives	—	—	(2)	—
Total derivatives related to FIA contracts	58	14	66	(40)
Derivatives related to IUL contracts:
Embedded derivative	(3)	16	(15)	1
Equity futures	—	—	—	(2)
Equity options	1	6	9	1
Total derivatives related to IUL contracts	(2)	22	(6)	—
Embedded derivative - Modco reinsurance treaties	19	(25)	66	(56)
Derivatives with PLC(1)	—	20	—	22
Other derivatives	2	6	(3)	12
Total realized gains (losses) - derivatives	51	88	50	(152)
Total realized gains (losses)	$67	$111	$161	$(224)

(1) The Company and certain of its subsidiaries had an interest support agreement, a yearly renewable term (“YRT”) premium support agreement, and portfolio maintenance agreements PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Realized gains (losses) on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized gains (losses) - investments, excluding changes in the allowance for credit losses and Modco trading portfolio activity during the three and nine months ended September 30, 2021, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars In Millions)
Other MBS	$—	$—	$—	$(1)
Corporate securities	—	(38)	3	(120)
CMBS	—	—	2	—
Total	$—	$(38)	$5	$(121)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2021, we sold securities in an unrealized loss position with a fair value of $35 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Millions)
<= 90 days	$20	57.1%	$—	—%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	15	42.9	(1)	100.0
Total	$35	100.0%	$(1)	100.0%
For the three and nine months ended September 30, 2021, we sold securities in an unrealized loss position with sale proceeds of $12 million and $35 million, respectively. The losses realized on the sale of these securities in each period were immaterial. We made the decision to exit these holdings in conjunction with our overall asset/liability management process.
For the three and nine months ended September 30, 2021, we sold securities in an unrealized gain position with sale proceeds of $232 million and $1.4 billion. The gains realized on the sale of these securities were $5 million and $45 million, respectively.
For the three and nine months ended September 30, 2021, net losses of $25 million and $69 million, respectively, related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Also, for the three and nine months ended September 30, 2021, approximately $3 million and $19 million of gains were realized through the sale of certain securities, which will be paid to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative, included those associated with the trading portfolios had realized pre-tax gains of $19 million and $66 million during the three and nine months ended September 30, 2021. The gains on the embedded derivative were due to treasury yields increasing during the three and nine months ended September 30, 2021.
We use various derivative instruments to manage risks related to certain life insurance and annuity products. We can use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products as well as indexed universal life products. During the three and nine months ended September 30, 2021, we experienced $26 million and $73 million in losses on derivatives related to VA contracts. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in the Company’s non-performance risk, and variations in actual sub-account fund performance from the indices included in our hedging program, as well as updates to certain policyholder assumptions during the three and nine months ended September 30, 2021.

The Funds Withheld derivative associated with Protective Life Reinsurance Bermuda Ltd. (“PL Re”) had no pre-tax realized gains or losses for the three months ended September 30, 2021 and losses of $5 million for the nine months ended September 30, 2021.
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
As part of the Captive Merger, Golden Gate entered into a new portfolio maintenance agreement with PLC. The Company recognized no gains or losses on this agreement for the three and nine months ended September 30, 2021.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated gains of $2 million and losses of $3 million for the three and nine months ended September 30, 2021.
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
Under a revolving line of credit arrangement (the “Credit Facility”), PLC and the Company have the ability to borrow on an unsecured basis up to a combined aggregate principal amount of $1 billion. Under certain circumstances, the Credit Facility allows for a request that the commitment under the Credit Facility be increased up to a maximum principal amount of $2 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2021. We did not have an outstanding balance drawn on the Credit Facility as of September 30, 2021 or December 31, 2020. PLC had an outstanding balance under the Credit Facility of $350 million and $190 million as of September 30, 2021 and December 31, 2020.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, our insurance subsidiaries hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2021 to fund commercial mortgage loans in the amount of $1.3 billion.
Our cash flows are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2021, we held cash and short-term investments of $1.0 billion.
The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2021	2020
	(Dollars In Millions)
Net cash (used in) provided by operating activities	$(771)	$35
Net cash used in investing activities	(3,469)	(1,684)
Net cash provided by financing activities	3,993	1,885
Total	$(247)	$236
For The Nine Months Ended September 30, 2021 as compared to the Nine Months Ended September 30, 2020
Net cash (used in) provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, reinsurance transactions, investment activities, and benefits and expenses paid. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio.
Net cash provided by financing activities - Changes in cash from financing activities included $774 million of inflows from secured financing liabilities for the nine months ended September 30, 2021, as compared to the $103 million of outflows for the nine months ended September 30, 2020 and $3.3 billion of net inflows of investment product and universal life net activity as compared to $2.0 billion in the prior year.
The Company and certain of its subsidiaries, are members of the FHLB of Cincinnati, the FHLB of New York, and the FHLB of Atlanta. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2021, we had $1.4 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.
While we anticipate that the cash flows of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2021, the fair value of securities pledged under the repurchase program was $1,124 million, and the repurchase obligation of $1,104 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 13 basis points). During the nine months ended September 30, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,289 million. The average daily balance was $537 million (at an average borrowing rate of 12 basis points) during the nine months ended September 30, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million and the repurchase obligation of $437 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of September 30, 2021 and December 31, 2020, securities with a fair value of $160 million and $57 million, respectively, were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term agreements, which are collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in short-term investments with a corresponding liability recorded in secured financing liabilities to account for its obligation to return the collateral. As of September 30, 2021 and December 31, 2020, the fair value of the collateral related to this program was $166 million and $59 million and we have an obligation to return $166 million and $59 million of collateral to the securities borrowers, respectively.

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
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2021, we ceded premiums to third party reinsurers amounting to $311 million and $954 million. In addition, we had receivables from reinsurers amounting to $4.6 billion as of September 30, 2021. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.
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

For much of 2020 and into early 2021, a group of interested parties collectively requested certain information and financial data from the Receiver that would allow them to more fully evaluate first the Original Rehabilitation Plan and then the Amended Plan, and also had a number of conversations with counsel for the Receiver regarding concerns over the Plan. On July 26, 2021, the Receiver shared with interested parties an outline of a Modified Plan, along with a liquidation analysis. While there are significant changes proposed in the Modified Plan (as compared to the Original Rehabilitation Plan and the Amended Plan), much of the economic substance (including not paying claims in full) of the Original/Amended Rehabilitation Plan are likely to be included in the Modified Plan.

The Court has yet to rule further or to re-establish a schedule for pre-confirmation procedures or a hearing on confirmation.

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of September 30, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.
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
As of September 30, 2021, we had policy liabilities and accruals of $54.8 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of 3.47%.
Contractual Obligations
There have been no material additions or changes outside of the ordinary course of business to our contractual obligations as compared to the amounts disclosed within our 2020 Annual Report on Form 10-K filed on March 30, 2021. For additional details related to our commitments, see Note 11, Commitments and Contingencies in our unaudited consolidated condensed financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 11, Commitments and Contingencies, of the consolidated condensed financial statements for more information.
The Company uses the same methodology and assumptions to estimate the allowance for unfunded commercial mortgage loan commitments credit losses as for funded commercial mortgage loans. As of September 30, 2021, the allowance for unfunded commercial mortgage loan commitments credit losses was $9 million. The Company had a total of 126 unfunded commitments that had a balance of $1.3 billion.
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
In the ordinary course of our commercial mortgage lending operations, we may commit to provide a commercial mortgage loan before the property to be mortgaged has been built or acquired. The commercial mortgage loan commitment is a contractual obligation to fund a commercial mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The commercial mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2021, we had outstanding commercial mortgage loan commitments of $1.3 billion at a weighted average interest rate of 3.43%.
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
The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of September 30, 2021 and December 31, 2020:
Credited Rate Summary

September 30, 2021

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$15	$908	$2,560	$3,483
>2% - 3%	5,505	747	1,098	7,350
>3% - 4%	7,378	386	36	7,800
>4% - 5%	2,192	478	84	2,754
>5% - 6%	311	—	—	311
Subtotal	15,401	2,519	3,778	21,698
Fixed Annuities
1%	$308	$1,027	$1,753	$3,088
>1% - 2%	493	197	2,171	2,861
>2% - 3%	1,369	47	2	1,418
>3% - 4%	257	—	—	257
>4% - 5%	247	—	—	247
>5% - 6%	—	—	—	—
Subtotal	2,674	1,271	3,926	7,871
Total	$18,075	$3,790	$7,704	$29,569

Percentage of Total	61%	13%	26%	100%

Credited Rate Summary
December 31, 2020

		1-50 bps	More than
	At	above	50 bps
	MGIR	MGIR	above MGIR	Total
	(Account Value In Millions)
Crediting Rate
Universal Life Insurance
2%	$—	$143	$2,176	$2,319
>2% - 3%	4,032	1,482	1,244	6,758
>3% - 4%	9,487	472	36	9,995
>4% - 5%	2,261	386	172	2,819
>5% - 6%	316	—	—	316
Subtotal	16,096	2,483	3,628	22,207
Fixed Annuities
1%	$273	$654	$1,975	$2,902
>1% - 2%	517	215	2,185	2,917
>2% - 3%	1,436	52	4	1,492
>3% - 4%	265	—	—	265
>4% - 5%	251	—	—	251
>5% - 6%	—	—	—	—
Subtotal	2,742	921	4,164	7,827
Total	$18,838	$3,404	$7,792	$30,034

Percentage of Total	63%	11%	26%	100%

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Market Risk Exposures”.
Item 4.    Controls and Procedures
(a)    Disclosure controls and procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of September 30, 2021, the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

(b)    Changes in internal control over financial reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.
PART II
Item 1.    Legal Proceedings

See Note 11, Commitments and Contingencies, to the Notes to Consolidated Condensed Financial Statements included in this report.
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

Risks Related to the COVID-19 Pandemic

The coronavirus (COVID-19) global pandemic has adversely impacted the Company’s business, and the ultimate effect on its business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Beginning in 2020, the COVID-19 pandemic created both a public health crisis in the United States and worldwide that impacted the Company’s results of operations. The pandemic has disrupted people’s lives, pushed hospital systems to their capacity, created a higher risk of mortality, and negatively impacted the U.S. and global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The spread of COVID-19 has resulted in excess deaths in the population and the Company that can be both directly and indirectly attributed to the virus. In addition, the pandemic prompted lockdowns in the population, business shutdowns, loss of jobs, and reduced supply and demand of goods and services. The rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk but new COVID-19 variants, particularly the Delta variant, proved to remain a threat especially in unvaccinated areas. The mass vaccinations also led to the lifting of the lockdowns and started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries.

The extent to which the COVID-19 pandemic could continue to impact the Company’s business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the rate and long-term efficacy of vaccinations, the impact of new COVID-19 variants, mortality effects of the pandemic indirectly attributed to COVID-19, and actions taken by governmental authorities and other third parties in response to the pandemic

Risks presented by the ongoing effects of the COVID-19 pandemic include the following:

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

•Claims and Claims Expense. As a result of the pandemic and ensuing conditions, the Company has experienced, and it may continue to experience, an elevated incidence and level of life insurance claims. The Company expects to incur higher claims expense in our life insurance and deferred annuity businesses, partially offset by lower life contingent payments in its payout annuity and structured settlement businesses, as a result of COVID-19 related mortality. In addition, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, and actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. The Company is also subject to credit risk in our insurance operations (both with respect to policyholder receivables and reinsurance receivables) which may be exacerbated in times of economic distress. A prolonged continuation of the pandemic or a significant and protracted increase in claims could have a material and adverse effect on our business, results of operations, or financial condition.

•Investments. The disruption in the financial markets related to COVID-19 has and may in the future adversely affect certain portions of the Company’s investment portfolio, resulting in lower investment income and returns, and lead to further impairments, credit spread widening, credit quality deterioration, ratings downgrades, equity market declines, and the need to establish additional reserves for potential losses related to its commercial mortgage portfolio. Additionally, higher volatility in the equity and credit markets increases hedging costs. There is uncertainty regarding future treasury rates and risk spreads, which may lead to lower investment returns and difficulty forecasting financial results. Disruption in financial markets may also influence overall market liquidity and availability of assets for sale and purchase.

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. Many state insurance departments have required and some are requiring insurers to extend the time allowed for premium payments to avoid the canceling of policies. While many of these consumer accommodations have already expired, they vary in requirements and effective dates and may be reinstated upon a resurgence in cases, which make it difficult to anticipate exact financial impacts. Premium waivers as a result of these extensions may significantly exceed the Company’s expectations, and its earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed the Company’s expectations, the Company may need to change its assumptions, models, or reserves. Additionally, legislators in some states have introduced or plan to introduce bills that could affect the Company’s ability to underwrite based on an applicant’s COVID-19 vaccination status. While the Company does not collect this data, strict restrictions could negatively impact our future underwriting practices.

•Operational Disruptions and Heightened Cybersecurity Risks. The Company adopted a phased approach to return approximately 44% of its workforce to the office over the course of 2021, while the remaining 56% will continue offsite work arrangements permanently. The Company may experience short-term operational pressure during the transition. Currently, most employees who are designated as office-based employees have returned to the office, on either a full-time or hybrid basis. The Company plans to bring the remaining office-based employees back by the end of this year. The current period of transition in work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and it could impair the Company’s ability to effectively manage its business. The Company continues to monitor the effects of COVID-19, including the spread of the Delta variant, and will take that information into consideration during the planned return of its workforce to the office.

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

On September 9, 2021, President Joe Biden signed an Executive Order directing the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to develop a rule requiring employers with more than 100 employees to mandate COVID-19 vaccination or conduct weekly testing for its employees to come to work. On November 4, 2021, OSHA released its Emergency Temporary Standard, which becomes effective November 5, and gives companies until January 4, 2022 to comply. In response to this federal action, legislators in some states have introduced or plan to introduce bills that could affect the Company’s ability to request or require COVID-19 vaccination status of its employees or potentially impose private rights of action in the event that an individuals’ COVID-19 vaccination status affects their employment. At this time, these bills have not been finalized, so the degree to which they could impact the Company is unclear.

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

The collection and maintenance of personal data from customers, beneficiaries, agents, employees, and other consumers, including personally identifiable non-public financial and health information, subjects the Company to regulation under various federal and state privacy laws. These laws require that the Company institute certain policies and procedures in its business to safeguard its consumers’ personal data against improper use or disclosure. The requirements vary by jurisdiction, and it is expected that additional laws and regulations will continue to be enacted. In 2020, California passed the California Privacy Rights Act, which will augment and expand the California Consumer Privacy Act. In 2021, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, which will create similar consumer rights and business responsibilities. These laws will become effective in 2023. Complying with these and other existing, emerging and changing privacy requirements could cause the Company to incur substantial costs or require it to change its business practices and policies. Non-compliance could result in monetary penalties or significant legal liability.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 12, 2021	By:	/s/ PAUL R. WELLS
Paul R. Wells
Chief Accounting Officer