Form 10-K
period 2021-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2022-03-18
CIK 310826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2021:  None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 14, 2022:  5,000,000
Documents Incorporated by Reference: None

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021

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

In addition to historical information, this Annual Report on Form 10-K and the reports and documents incorporated by reference in this Annual Report on Form 10-K, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe”, “expect”, “estimate”, “project”, “budget”, “forecast”, “anticipate”, “plan”, “will”, “shall”, “may”, and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-

looking statements as a prediction of actual results. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. Important factors that could cause or contribute to differences between forward-looking statements and actual results include risks relating to:

COVID-19 Pandemic

•the coronavirus (COVID-19) global pandemic has adversely impacted the Company’s business, and the ultimate effect on its business, results of operations, and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic;

Financial Environment

•interest rate fluctuations and sustained periods of low or high interest rates could negatively affect the Company’s interest earnings and spread income, or otherwise impact its business;
•the Company is subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;
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
•climate change and related legislative and regulatory initiatives may materially affect the Company’s business and may adversely affect our investment portfolio;
•the elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR;
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
•if our business does not perform well, or economic or market conditions change negatively, it may be required to recognize an impairment of its goodwill and/or its indefinite lived intangible assets which could adversely affect the Company’s results of operations or financial condition;
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

General

•the Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results;
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

PART I
Item 1.     Business
On February 1, 2015, The Dai-ichi Life Insurance Company, Limited, a kabushiki kaisha organized under the laws of Japan (now known as Dai-ichi Life Holdings, Inc., “Dai-ichi Life”), acquired 100% of PLC’s outstanding shares of common stock through the merger of DL Investment (Delaware), Inc., a Delaware corporation and wholly owned subsidiary of Dai-ichi Life, with and into PLC, with PLC continuing as the surviving entity (the “Merger”). As a result of the Merger, PLC became a direct, wholly owned subsidiary of Dai-ichi Life. Prior to February 1, 2015, PLC’s stock was publicly traded on the New York Stock Exchange. The Company has continued to be an SEC registrant for financial reporting purposes in the United States following the Merger. However, after the filing of this Annual Report on Form 10-K, the Company intends to rely on the exemption provided by Rule 12h-7 under the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend filing reports with the United States Securities and Exchange Commission (the “SEC”) under the Exchange Act. See “Exemption from Periodic Reporting with the SEC” below.
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

The following table presents the Retail Life & Annuity segment’s sales as defined above:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2021	$3,737
2020	2,958
2019	2,384
2018	2,606
2017	1,729
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
Stable Value Products
The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to institutional investors and the FHLB and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on funds for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options which may be available to plan participants. The Company also has an unregistered funding agreement-backed notes program which provides for offers of notes to both domestic and international institutional investors.
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
Asset Protection
The Asset Protection segment markets extended service contracts, and other specialized ancillary products to protect consumers' investments in automobiles, watercraft, and recreational vehicles ("RV"). In addition, the segment markets a guaranteed asset protection ("GAP") product. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset's actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The company previously marketed a credit life and disability product but exited that market at the beginning of 2021. The segment's products are primarily marketed through a national network of approximately 4,820 automobile, marine, powersports, and RV dealers. A network of direct employee sales representatives and general agents distribute these products to the dealer market.

The following table presents the insurance and related product sales measured by the amount of single premiums and fees received:

For The Year Ended December 31,	Sales
(Dollars In Millions)
2021	$587
2020	474
2019	481
2018	449
2017	504
In 2021, all of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 85.7% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.
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
Investments
As of December 31, 2021, the Company’s investment portfolio was $90.8 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, refer to Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, and Note 6, Derivative Financial Instruments to the consolidated financial statements included in this report, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the investment results:

	Cash, Accrued Investment Income, and Investments as of December 31,	Net Investment Income	Percentage Earned on Average of Cash and Investments	Net Gains (Losses) - investments and derivatives
	(Dollars In Millions)
For The Year Ended December 31, 2021	$91,868	$2,982	3.3%	$150
For The Year Ended December 31, 2020(1)	89,937	2,889	3.3%	(235)
For The Year Ended December 31, 2019(1)	85,471	2,825	3.7%	(59)
For The Year Ended December 31, 2018(1)	66,744	2,344	3.8%	(193)
For The Year Ended December 31, 2017(1)	55,236	1,929	3.6%	(151)

(1) Recast from previously reported financials
Commercial Mortgage Loans
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2021, the Company’s commercial mortgage loan holdings were $11 billion, $10.9 billion net of allowance for credit losses. As of December 31, 2020, our commercial mortgage loan holdings were $10.2 billion, $10 billion net of allowance for credit losses. The Company has specialized in making loans on credit-oriented commercial properties. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate types associated with the necessities of life (grocery anchored and credit tenant retail, industrial, multi-family, senior living, and credit tenant and medical office). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loan portfolio was underwritten by the Company. From time to time, the Company may acquire loans in conjunction with an acquisition. For more information regarding the Company’s investment in commercial mortgage loans, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Commercial Mortgage Loans to the consolidated financial statements included herein.
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

Ratings	A.M. Best	Fitch	Standard & Poor’s	Moody’s

Insurance company financial strength rating:
Protective Life Insurance Company	A+	A+	AA-	A1
West Coast Life Insurance Company	A+	A+	AA-	A1
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Protective Property & Casualty Insurance Company	A	—	—	—
MONY Life Insurance Company (“MONY”)	A+	A+	A+	A1
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

Life Insurance In-Force
The following tables present life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars In Millions)
New Business Written
Retail Life and Annuity	$86,627	$63,068	$43,924	$59,717	$52,155
Asset Protection	23	191	303	374	483
Total	$86,650	$63,259	$44,227	$60,091	$52,638

	As of December 31,
	2021	2020	2019	2018	2017
	(Dollars In Millions)
Business Acquired Through Acquisitions	$—	$—	$83,015	$31,127	$—
Insurance In-Force at End of Year (1)
Retail Life and Annuity	$745,034	$686,653	$655,450	$641,004	$613,752
Acquisitions	274,884	303,851	322,336	259,168	246,499
Asset Protection	446	743	984	1,221	1,466
Total	$1,020,364	$991,247	$978,770	$901,393	$861,717
(1)Reinsurance assumed has been included, reinsurance ceded (2021 - $222,865; 2020 - $244,588; 2019 - $271,601; 2018 - $302,150; 2017 - $328,377) has not been deducted.
The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions, is as follows:

As of December 31,	Ratio of Voluntary Termination
2021	4.3%
2020	5.0
2019	5.0
2018	5.1
2017	4.5
Investment Products In-Force
The amount of investment products in-force is measured by account balances. The following table includes the stable value products and fixed and variable annuity account balances. A majority of the VA account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

As of December 31,	Stable Value Products	Fixed Annuities	Variable Annuities
	(Dollars In Millions)
2021	$8,526	$15,846	$13,648
2020	6,056	15,478	12,378
2019	5,444	14,290	12,730
2018	5,235	13,720	12,289
2017	4,698	10,921	13,956

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

The states in which the Company and its insurance subsidiaries are domiciled also impose certain restrictions on the subsidiaries’ ability to pay dividends to the Company. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by the insurance commissioner of the state of domicile. In addition, certain states may prohibit the payment of dividends from other than the insurance company’s earned surplus. The insurance subsidiaries may pay, without the approval of the Insurance Commissioners of the state of domicile, $136 million of distributions in 2022. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without prior approval by state regulatory authorities.

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
Human Capital Resources
As of December 31, 2021, PLC and the Company had approximately 3,585 employees, of which 3,510 were full-time and 70 were part-time employees. Included in the total were approximately 1,430 employees in Birmingham, Alabama, of which 1,413 were full-time and 12 were part-time employees. None of the Company’s employees are represented by a union and the Company is not a party to any collective bargaining agreements, and we have never experienced any business interruption as a result of labor disputes.
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

As part of the Company’s overall governance structure to help it focus on learning, provide accountability, and effectively manage its Diversity and Inclusion work at the Company, the Company created a Diversity and Inclusion Advisory Group in 2018, comprised of employees and leaders across various levels and departments, and an Executive Leadership Team, comprised of our senior most leaders in the organization, including the Company’s CEO. The Advisory Group, with the support of its Executive Leadership Team, developed a three-year Diversity and Inclusion Roadmap, which was approved in 2019, and is currently being implemented. Additionally, in July 2019 the Company’s CEO signed the Action Pledge for Diversity &

Inclusion. In 2021, the Company piloted new development programs for emerging leaders focused on developing a robust pipeline of diverse talent. In addition, in 2021 the Company sought to increase employee engagement in diversity and inclusion efforts through its diversity month series.

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

In 2020, the Company introduced new Leadership Principles in support of its efforts to further build and integrate leadership as a core capability at the Company. These principles enable a common view of leadership integrated with the Company’s aspirations, mission, and values to support its business strategy and future growth. In 2021, the Company introduced its Workplace Flexibility Guidelines to provide greater flexibility to employees further enhancing our ability to attract and retain talent. The guidelines provide for virtual, hybrid, and office work arrangements.

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

The Company also provides employees with the resources to support and improve their well-being. The Company provides competitive benefit plans that deliver value and help employees navigate a complex health and well-being ecosystem. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2021 was $24 million. In addition, substantially all employees may participate in a defined benefit pension plan and 401(k) plan offered by PLC. PLC matches employee contributions to its 401(k) plan.

The Company is committed to providing a safe and healthy workplace for employees. For over 30 years, the Company has offered a robust and comprehensive physical and mental well-being program for employees. Depending on the office location, the Company offers access to an onsite gym, an onsite health clinic, and other health benefits. The Company also maintains procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

COVID-19 Response

Since early 2020, the Company actively implemented a number of safety protocols in accordance with guidelines from the Centers for Disease Control (“CDC”) and state and local governments, to safeguard its employee’s wellbeing. In addition to the Company’s normal paid time off benefits, it has in place a COVID-19 Paid Leave Policy to provide financial stability to the Company’s employees during this period of uncertainty. In addition, the Company provided a vaccine incentive to encourage all employees to become fully vaccinated. The Company will continue to monitor CDC recommendations and conditions around our core sites and will modify requirements as necessary to support overall wellbeing and slow the spread of the virus.
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

Exemption from Reporting with the SEC under the Exchange Act

After the filing of this Annual Report on Form 10-K, the Company will rely on the exemption provided by Rule 12h-7 under the Exchange Act to suspend filing reports with the SEC under the Exchange Act. Rule 12h-7 exempts insurance companies from filing reports with the SEC under the Exchange Act when the insurance company issues certain types of securities that are registered under the Securities Act of 1933 and such products are also regulated under state law. Accordingly, for so long as the Company meets all of the qualifications under Rule 12h-7, following the filing of this Annual Report on Form 10-K, the Company will not file any further annual reports on Form 10-K, quarterly reports on Form 10-Q or current reports on Form 8-K with the SEC.

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

Beginning in 2020, the COVID-19 pandemic created both a public health crisis in the United States and worldwide that impacted the Company’s results of operations. The pandemic disrupted people’s lives, pushed hospital systems to their capacity, created a higher risk of mortality, and negatively impacted the U.S. and global economy. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The spread of COVID-19 has resulted in excess deaths in the population that can be both directly and indirectly attributed to the virus. In addition, the pandemic prompted lockdowns in the population, business shutdowns, loss of jobs, and reduced supply and demand of goods and services. The rollout of COVID-19 vaccines throughout 2021 mitigated mortality risk but new COVID-19 variants, particularly the Delta and Omicron variants, are still causing significant surges in COVID cases, hospitalizations, and deaths in the U.S., especially among the unvaccinated. mass vaccinations also led to the lifting of lockdowns and started a slow economic recovery. The resulting increase in consumer demand created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries.

The extent to which the COVID-19 pandemic could continue to impact the Company’s business, results of operations, or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the rate and long-term efficacy of vaccinations, the impact of new COVID-19 variants, Long COVID, mortality effects of the pandemic indirectly attributed to COVID-19, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

•Investments. The disruption in the financial markets related to COVID-19 has and may in the future adversely affect certain portions of the Company’s investment portfolio, resulting in lower investment income and returns, and lead to further impairments, credit spread widening, credit quality deterioration, ratings downgrades, equity market declines, and the need to establish additional reserves for potential losses related to its commercial mortgage loan portfolio. Additionally, higher volatility in the equity and credit markets increases hedging costs. There is uncertainty regarding future treasury rates and risk spreads, which may lead to lower investment returns and difficulty forecasting financial results. Disruption in financial markets may also influence overall market liquidity and availability of assets for sale and purchase.

•Legislative and/or Regulatory Action. Federal, state, and local government actions to address and contain the impact of COVID-19 may adversely affect us. During the pandemic, many state insurance departments extended the time allowed for premium payments to avoid policy cancellations. While most of these consumer accommodations have expired, they may be reinstated upon a resurgence in cases, which make it difficult to anticipate exact financial impacts. Premium waivers as a result of reinstated extensions may significantly exceed the Company’s expectations, and its earnings may be negatively impacted. If policyholder lapse and surrender rates or premium waivers significantly exceed the Company’s expectations, the Company may need to change its assumptions, models, or reserves. Additionally, legislators in some states have introduced or plan to introduce bills that could affect the Company’s ability to underwrite based on an applicant’s COVID-19 vaccination status. While the Company does not collect this data, strict restrictions could negatively impact our future underwriting practices.

•Operational Disruptions and Heightened Cybersecurity Risks. The Company adopted a phased approach to return approximately 44% of its workforce to the office over the course of 2021, while the remaining 56% will continue offsite work arrangements permanently. The current period of transition in work arrangements could introduce additional operational risk, including but not limited to cybersecurity risks, and it could impair the Company’s ability to effectively manage its business. The Company continues to monitor the effects of COVID-19, including the spread of the Delta and Omicron variants, and will take that information into consideration for workforce planning.

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

•Financial Reporting and Controls. Currently, the Company does not expect COVID-19 to affect its ability to timely and accurately account for the assets and liabilities on its balance sheet; however, this could change in future periods. Market dislocations, decreases in observable market activity, or unavailability of information arising, in each case, from the spread of COVID-19, may restrict the Company’s access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make the Company’s financial statement balances and estimates and assumptions used to run its business subject to greater variability and subjectivity. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause the Company to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. Further, as the Company’s office-based employees interact with employees working offsite, new processes, procedures, and controls could be required to respond to changes in its business environment.

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

Any of the above events could cause, contribute to, or exacerbate the risks and uncertainties enumerated in this report, and could materially adversely affect the Company’s business, results of operations, or financial condition. The Company has implemented risk management and business continuity plans, performed stress testing, and taken other precautions with respect to the COVID-19 global pandemic. However, such measures may not adequately protect the Company’s business from the full impacts of the pandemic

Risks Related to the Financial Environment

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

The Company’s expectations for future interest earnings and spreads are important components in amortization of DAC and VOBA, and significantly lower interest earnings or spreads may accelerate amortization, thereby reducing net income in the affected reporting period. Lower interest earnings or spreads may also result in increases to certain policyholder benefit reserves held for some of the Company’s universal life products.

Higher interest rates may create a less favorable environment for the origination of commercial mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and commercial mortgage loan participation income. Higher interest rates could also adversely affect the fair value of fixed-income securities within the Company’s investment portfolio and increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly-rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, equity AOCI, and statutory risk-based capital ratios.

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

The Company is subject to market and credit risks. These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

Significant volatility or disruption in domestic or foreign credit, capital, and equity markets, including as a result of social or political unrest or instability domestically or abroad, could have an adverse impact in several ways on either the Company’s financial condition or results from operations. The Company’s invested assets and derivative financial instruments are subject to risks of credit defaults and changes in fair values which could be heightened by volatility or disruption. The factors affecting the financial and credit markets could lead to credit and other losses in the Company’s investment portfolio.

The Company’s exposure to these markets presents a number of risks including:

•The fair value of the Company’s invested assets, derivative financial instruments, and commercial mortgage loans may be affected by interest rate levels, financial market performance, general economic conditions, and conditions affecting certain sectors of the economy, as well as particular circumstances affecting the individual tenants, borrowers, issuers, and guarantors.
•Changes in interest rates and credit spreads could increase unrealized losses in the Company’s investment portfolio and could cause market price and cash flow variability in the Company’s fixed-income instruments.
•Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities.
•The Company’s statutory surplus is impacted by widening credit spreads as a result of the accounting for the assets and liabilities on its fixed MVA annuities. Volatile credit markets could result in statutory separate account asset market value losses.
•Volatility or disruption in the credit markets could impact the Company’s ability to efficiently access financial solutions for purposes of issuing long-term debt for financing purposes, its ability to obtain financial solutions for purposes of supporting certain traditional and UL insurance products for capital management purposes, or result in an increase in the cost of existing securitization structures.
•When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow money, including through the issuance of debt securities, or the cost of borrowing or raising capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow money, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company and its financial prospects.
•Volatility in equity markets may deter prospective purchasers of variable life and annuity products and fixed annuity products that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.
•Equity market volatility can affect the profitability of annuity products with riders, including the estimated cost of providing GMDB and GLWB that incorporate various assumptions about the overall performance of equity markets over certain time periods.

•Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products.
•The rate of amortization of DAC and the cost of providing GMDB and GLWB, which incorporate equity market performance assumptions, could increase if equity market performance is worse than assumed.
•Market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent. Additionally, valuations may include assumptions or estimates that may have significant period-to-period changes.

In addition, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

The risks described above could have a material adverse impact on the Company’s results of operations, financial condition, statutory capital ratios, risk-based capital ratios, cash flows through realized losses, the allowance for expected credit losses, unrealized loss positions, and may cause increased demands on capital, including obligations to post additional capital and collateral.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and may adversely affect our investment portfolio.

There are concerns that the increased frequency and severity of weather-related catastrophes and other losses, such as wildfires, incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. The global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change.

The Company cannot predict how legal, regulatory and social responses to concerns about global climate change will impact its business or the value of our investments. Climate change regulation and market forces reacting to climate change may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long-term impacts on us from climate change or related regulation or market impact.

The elimination of LIBOR may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the IBA announced that it will cease the publication of one week and two-month U.S. Dollar LIBOR and all non-USD (GBP, EUR, CHF and JPY) LIBOR settings at the end of December 2021, but will extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. U.S. bank regulators have advised banks to cease writing, subject to certain limited exceptions, new U.S. Dollar LIBOR contracts by the end of 2021 and the New York Federal Reserve’s ARCC has identified the SOFR as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR on certain derivatives and floating rate securities the Company holds, securities the Company has issued, real estate lending, and other activities the Company conducts, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected.

The Company uses LIBOR and other interbank offered rates as interest reference rates in certain of its financial instruments. Existing contract fallback provisions, and whether, how, and when the Company and others develop and adopt alternative reference rates, will influence the effect of any changes to or discontinuation of LIBOR on the Company. The Company is identifying, assessing and monitoring market and regulatory developments, assessing agreement terms, and evaluating operational readiness. The Company is utilizing the International Swaps and Derivatives Association, Inc. (“ISDA”) 2020 IBOR Fallbacks Protocol to address the transition from LIBOR and other interbank offered rates to other risk-free rates in its OTC bilateral derivatives contracts governed under ISDA Master Agreements with trading counterparties. The Company also monitors the Financial Accounting Standards Board’s, and U.S. Treasury Department’s updates on the accounting and tax implications of reference rate reform. The Company continues to assess current and alternative reference rates’ merits, limitations, risks and suitability for its investment and insurance processes.

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

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly when alternative sources of credit or liquidity are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. In addition, certain subsidiaries of the Company are members of the FHLB of Cincinnati, the FHLB of New York, and the FHLB of Atlanta. Membership provides these subsidiaries with access to FHLB financial services, including advances that provide an attractive funding source for short-term borrowing and for the sale of funding agreements. The ability of its subsidiaries to access liquidity from the FHLB is impacted by other factors that are dependent on market conditions or policies established by the FHLB. Fluctuations in the fair value of collateral can adversely impact available borrowing capacity. The extent to which membership or the FHLB services are available could be impacted by legislative or regulatory action at the state or federal level.

The Company’s inability to access some or all of the line of credit under the credit facility or its subsidiaries inability to access some or all of the FHLB financial services could lead to downgrades in our credit and financial strength ratings and have a material adverse effect on its liquidity and/or results of operations.

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

Various rating organizations review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a rating organization with respect to the financial strength ratings of the Company’s insurance subsidiaries or the debt ratings of the Company could adversely affect the Company in many ways, including, but not limited to, reducing new sales of insurance and investment products, adversely affecting relationships with distributors and sales agents, increasing the number or amount of policy surrenders and withdrawals of funds, requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive, negatively impacting the Company’s ability to execute its acquisition strategy, and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms, or at all. A downgrade of sufficient magnitude could result in the

Company, its insurance subsidiaries, or both being required to collateralize reserves, balances, or obligations under certain contractual obligations, including reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of certain funding and swap agreements.

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

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions, ratings of parent companies, and other circumstances outside the rated company’s control. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Rating organizations may take various actions, positive or negative, with respect to the Company’s debt ratings and its financial strength ratings and the financial strength ratings of our insurance subsidiaries, including as a result of our status as a subsidiary of the Company, which is a subsidiary of Dai-ichi Life. Any negative action by a rating organization could have a material adverse impact on the Company’s financial condition or results of operations.

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

A number of state treasury departments and administrators of unclaimed property have audited life insurance companies for compliance with state unclaimed property laws, companies’ claims paying practices, and use of a Death Database to identify unreported deaths in their life insurance policies, annuity contracts, and retained asset accounts. The Company and certain of its subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to such unclaimed property audits. It is possible additional payments and costs resulting from these audits could materially impact the Company’s financial condition and/or results of operations.

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

The executive branch of the federal government or federal agencies may issue orders or take other action with respect to financial services and life insurance matters, and bills are routinely introduced in both chambers of the United States Congress that could affect the Company and its business. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, setting tax rates, and other matters. The Company cannot predict whether or in what form administrative actions will take or legislation will be enacted. Such actions or legislation could, however, have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The NAIC and the Company’s state regulators may be influenced by the initiatives of international regulatory bodies, and those initiatives may not translate readily into the legal system under which U.S. insurers must operate. There is increasing pressure to conform to international standards due to the globalization of the business of insurance and the systemic nature of recent financial crises. In addition to developments at the NAIC and in the United States, the FSB, consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The IAIS, at the direction of the FSB, has published an evolving method for identifying G-SIIs and high-level policy measures that will apply to G-SIIs. These policy measures include higher capital requirements and enhanced supervision. The IAIS also developed a holistic framework for the assessment and mitigation of systemic risk in the insurance sector (the “Holistic Framework”). The Holistic Framework proposes enhanced supervisory and corrective measures and disclosures for any build-up of systemic risk in liquidity risk, macroeconomic exposure, counterparty exposure and substitutability. Although neither the Company nor Dai-ichi Life has been designated as a G-SII, the list of designated insurers may be updated in the future by the FSB. It is possible that due to the size and reach of the combined Dai-ichi Life group, or a change in the method of identifying G-SIIs, the combined group, including the Company, could be designated as a G-SII.

The IAIS has also developed ComFrame for the supervision of IAIGs. The details of this global capital standard and its applicability to the Company are evolving and uncertain at this time, but Dai-ichi Life has been designated an IAIG by JFSA. As such, the Company, may be subject to supervision requirements, capital measurement standards, and enhanced disclosures beyond those applicable to any competitors who are not designated as an IAIG.

The Company’s sole shareowner, Dai-ichi Life, is also subject to regulation by the JFSA. Under applicable laws and regulations, Dai-ichi Life is required to provide notice to or obtain the consent of the JFSA prior to taking certain actions or engaging in certain transactions, either directly or indirectly through its subsidiaries, including the Company, and its consolidated subsidiaries, which could limit the ability of the Company to engage in certain transactions or business initiatives.

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

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. It is possible that the Company could be assessed with respect to product lines not offered by the Company. In 2017, the NAIC adopted revisions to the Life and Health Insurance Guaranty Association Model Act, which has been adopted by thirty-four states as of December 2021 and more state are expected to follow suit. As adopted by the NAIC, the Model Act would result in an increase to the percentage of liabilities attributable to any future long term care provider insolvency that can be assessed to life insurers. Legislation may be introduced in various states with respect to guaranty fund assessment laws related to insurance products, including long term care insurance and other specialty products, that differs from the revised Model Act and which increases the cost of future assessments and/or alters future premium tax offsets received in connection with guaranty fund assessments. Additionally, judicial review may affect liquidation orders against insolvent companies, which could impact the guaranty fund system. The Company cannot predict the amount, nature or timing of any future assessments or legislation, any of which could have a material and adverse impact on the Company’s financial condition or results of operations.

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

Among other things, the Dodd-Frank Act imposed a comprehensive regulatory regime on the OTC derivatives marketplace and granted new joint regulatory authority to the SEC and the CFTC over OTC derivatives. Certain of the Company’s derivatives operations are subject to, among other things, new recordkeeping, reporting and documentation requirements and execution and clearing requirements for certain swap transactions ((currently, certain interest rate swaps and index-based credit default swaps; cleared swaps require the posting of margin to a clearinghouse via a futures commission merchant and, in some case, to the futures commission merchant as well). As a result of the transition to central clearing and the margin requirements for OTC derivatives, the Company will be required to hold more cash and highly liquid securities resulting in lower yields in order to satisfy the projected increase in margin required. In addition, increased capital charges imposed by regulators on non-cash collateral held by bank counterparties and central clearinghouses is expected to result in higher hedging costs, causing a reduction in income from investments.

The Dodd-Frank Act authorized the creation of the CFPB, which has supervisory authority over certain non-banks whose activities or products it determines pose risks to consumers. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. The CFPB continues to bring enforcement actions involving a growing number of issues, including actions brought jointly with state Attorneys General, which could directly or indirectly affect the Company or any of its subsidiaries. The Company is unable at this time to predict the impact of these activities on the Company.

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

The NAIC passed revisions to the Suitability in Annuity Transactions Model Regulation which are intended to impose a higher standard of care on insurers who sell annuities. Likewise, several states are considering or have adopted legislation or regulatory measures that would implement new requirements and standards applicable to the sale of annuities and, in some cases, life insurance products. While many states are pursuing uniformity through NAIC’s model , these standards can vary widely in scope, applicability, and timing of implementation. The adoption and enactment of these or any revised standards as law or regulation could have a material adverse effect upon the manner in which the Company’s products are sold and impact the overall market for such products.

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

The Company is subject to conditions and requirements set forth in the TCPA, which places restrictions on the use of automated telephone and facsimile machines. Class action lawsuits alleging violations of the act have been filed against a number of companies, including life insurance carriers. These class action lawsuits contain allegations that defendant carriers were vicariously liable for the alleged wrongful conduct of agents who violated the TCPA. Some of the class actions have resulted in substantial settlements against other insurers. Any such actions against the Company could result in a material adverse effect upon our financial condition or results of operations.

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

In general, the tax law exempts policyholders from current taxation on the increase in value of their life insurance and annuity products during their accumulation phase. This favorable tax treatment provides most of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the law is revised to either reduce the tax-favored status of life insurance and annuity products, or instead establishes the tax-favored status of competing products, then all life insurance companies, including the Company and its subsidiaries, would be adversely affected regarding the marketability of their products. Furthermore, absent grandfathering, such changes would generally cause increased surrenders of existing life insurance and annuity products. For example, a change in law that further restricts the deductibility of interest expense when a business owns a life insurance product would result in increased surrenders of these products.

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

If our business does not perform well, or economic and/or market conditions change negatively, we may be required to recognize an impairment of our goodwill and/or our indefinite lived intangible assets which could adversely affect our results of operations or financial condition.

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

The estimated fair values of the reporting units are impacted by the performance of the business, as well as other inputs used in the fair value calculation, which may be adversely impacted by prolonged market declines or other circumstances. If it is determined that goodwill has been impaired, we must write down goodwill by the amount of the impairment, with a corresponding charge to net income. Such write downs have occurred, and may occur again in the future. Also, such write downs have adversely affected our results of operations and financial position, and future write downs may have the same effect. As of December 31, 2021, a non-cash impairment charge of $129 million was recognized as a result of the annual assessment of reporting units within the Retail Life and Annuity segment.

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

In addition, reinsurers may face challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. If reinsurers, including those with significant exposure to international markets are unable to meet their obligations, the Company would be adversely impacted.

The Company has implemented a reinsurance program through the use of a captive reinsurer. Under this arrangement, the captive owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflect a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including, but not limited to, continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company’s financial condition could be adversely impacted.

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

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain competitive unit costs, and its maintenance of adequate ratings from rating agencies. As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

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

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs. Additionally, a decrease in persistency of existing business may result in higher or more rapid amortization of DAC or VOBA and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized DAC or VOBA with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

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

While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Additionally, the Company may not become aware of sophisticated cyberattacks for some time after they occur, which could increase the Company’s exposure. The Company may have to incur significant costs to address or remediate interruptions, threats, and vulnerabilities in its information and technology systems and to comply with existing and future regulatory requirements related thereto. These risks are heightened as the frequency and sophistication of cyberattacks increase. In February 2022, the New York State Department of Financial Services issued a warning that the Russian invasion of Ukraine significantly elevates the cyber risk for the U.S. financial sector.

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

In addition, the Company analyzes customer data to better manage our business. There has been increased scrutiny, including from U.S. state and federal regulators, regarding the use of “big data” techniques such as price optimization. In August 2020, members of the NAIC unanimously adopted guiding principles on artificial intelligence, to inform and articulate general expectations for businesses, professionals and stakeholders across the insurance industry as they implement artificial intelligence tools to facilitate operations. The Company cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries and limitations could have a material impact on our business, financial condition and results of operations.

Risk Related to Acquisitions, Dispositions or Other Corporate Structural Matters

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s Acquisitions segment focuses on the acquisitions of companies and business operations, and the coinsurance of blocks of insurance business, which have increased the Company’s earnings. However, there can be no assurance that the Company will have future suitable opportunities for, or sufficient capital available to fund, such transactions. The Acquisitions segment faces significant competition, and if our competitors have access to capital on more favorable terms or at a lower cost, lower investment return requirements, advantageous tax treatment, or lower risk tolerances, then our ability to compete for acquisitions may be diminished. In addition, there can be no assurance that the Company will be able to realize any projected operating efficiencies or achieve the anticipated financial results from such transactions.

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

General Risks

The Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business.

As the holder of 100% of our voting stock, Dai-ichi Life is entitled to elect all of our directors, to approve any action requiring the approval of the holders of our voting stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets, and to prevent any transaction that requires the approval of stockholders. Dai-ichi Life has effective control over our affairs, policies and operations, such as the appointment of management, future issuances of our securities, the payments of distributions by us, if any, in respect of our common stock, the incurrence of debt by us, and the entering into of extraordinary transactions, and Dai-ichi Life’s interests may not in all cases be aligned with the interests of investors, including holders of our debt securities. Additionally, our credit agreement and indentures permit us to pay dividends and make other restricted payments to Dai-ichi Life under certain circumstances, and Dai-ichi Life may have an interest in our doing so. Dai-ichi Life has no obligation to provide us with any additional debt or equity financing.

The Company is exposed to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect the Company’s operations and results.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made and such measures may not adequately predict the impact on the Company from such events. A natural or man-made disaster or catastrophe, including a severe weather or geological event such as a storm, tornado, fire, flood, earthquake, disease, epidemic, pandemic (e.g. the novel coronavirus COVID-19), malicious act, cyberattack, terrorist act, or the effects of climate change, could cause the Company’s workforce to be unable to engage in operations at one or more of its facilities or result in short- or long-term interruptions in the Company’s business operations, any of which could be material to the Company’s operating results for a particular period. Certain of these events could also adversely affect the mortality, morbidity, or other experience of the Company or its reinsurers and have a significant negative impact on the Company. In addition, claims arising from the occurrence of such events or conditions could have a material adverse effect on the Company’s financial condition and results of operations. Such events or conditions could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, as well as additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

The Company’s results and financial condition may be negatively affected should actual experience differ from management’s models, assumptions, or estimates.

In the conduct of business, the Company makes certain assumptions and utilizes certain internal models regarding mortality, morbidity, persistency, expenses, interest rates, equity markets, tax, business mix, casualty losses, contingent liabilities, investment performance, and other factors appropriate to the type of business it expects to experience in future periods. These assumptions and models are used to estimate the amounts of DAC, VOBA, policy liabilities and accruals, future earnings, and various other components of the Company’s balance sheet. These assumptions and models are also used in the operation of the Company’s business in making decisions crucial to the success of the Company, including the pricing of acquisitions and products. The Company’s actual experience along with estimates of future cash flows are used to prepare the Company’s financial statements. To the extent the Company’s actual experience or estimates of future cash flows differ from original estimates, the Company’s financial condition may be adversely affected.

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

Additionally, the calculations the Company uses to estimate various components of its balance sheet and statement of income are necessarily complex and involve analyzing and interpreting large quantities of data. The systems and procedures that the Company develops in connection and the Company’s reliance upon third parties could result in errors in the calculations that impact our financial statements or affect our financial condition.

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

In addition, the Company’s insurance subsidiaries are required to comply with SAP. SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Certain NAIC pronouncements related to accounting and reporting matters take effect automatically without affirmative action by the states, and various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled in the state to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the granting of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The Company leases administrative and marketing office space in various cities with most leases being for periods of two to twenty-five years. The aggregate annualized rent is $1 million.
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

The Company is currently defending two putative class actions (Beverly Allen v. Protective Life Insurance Company, Civil Action No. 1:20-cv-00530-JLT (E.D. Cal. filed Apr. 14, 2020), and Janice Schmidt v. Protective Life Insurance Company, et al., Civil Action No. 1:21-cv-01784-SAB (E.D. Cal. filed Dec. 17, 2021) in which the plaintiffs claim that defendants’ alleged failure to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies requires that these policies remain in force. The plaintiffs seek unspecified monetary damages and injunctive relief. No class has been certified in either putative class action. In August 2021, the California Supreme Court determined in McHugh v. Protective Life Insurance Company, Case No. D072863, that the statutory requirements apply to life insurance policies issued before the statutes’ effective date and remanded the case back to the Court of Appeal to review the jury’s original verdict in favor of Protective. In continuing to defend these matters, the Company maintains various defenses to the merits of the plaintiffs’ claims and to class certification. However, the Company cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.
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
As of December 31, 2021, $1.8 billion of the Company’s consolidated shareowner’s equity excluding net unrealized gains and losses on investments represented restricted net assets of the Company and its insurance subsidiaries that cannot be transferred to Protective Life Insurance Company in the form of dividends, loans, or advances.
Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The insurance subsidiaries may pay, without the approval of the Insurance Commissioners of the state of domicile, $136 million of distributions in 2022.
PLC owns all of the preferred stock of the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PLAIC”). PLAIC paid no dividends on its preferred stock in 2021 or 2020. The Company and its subsidiaries may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.    Reserved

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.
Item 7 of our Annual Report on Form 10-K generally discusses year-to-year comparisons between the years ended December 31, 2021 and 2020. Discussions of information related to 2019 and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K. Comparative discussions between 2020 and 2019 can be found in “Item 7 - Management’s Discussions and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for year ended December 31, 2020.
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
•Asset Protection—We market extended service contracts, guaranteed asset protection (“GAP”) products, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The Company previously marketed a credit life and disability product but exited that market at the beginning of 2021.
•Corporate and Other—This segment primarily consists of net investment income on assets supporting our equity capital, unallocated corporate overhead, and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, financing and investment related transactions, and the operations of several small subsidiaries.
Impact of COVID-19
Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption in the global economy and financial markets. These events impacted various operational and financial aspects of the Company’s business in 2020 and continued to impact earnings throughout 2021 based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The Company continues to monitor the effects of COVID-19, including the spread of the Delta and Omicron variant.

Retail Life and Annuity segment and Acquisitions segment. The pre-tax adjusted operating income in the Retail Life and Annuity segment and the Acquisitions segment were impacted by the effects of the COVID-19 pandemic on mortality during the year ended December 31, 2021. The COVID-19 pandemic has resulted in an increase in claims in both the life insurance and annuity blocks. The pandemic will continue to impact earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio. The pandemic has also affected the manner in which our Acquisitions segment conducts due diligence, negotiates transactions, works with counterparties and integrates acquisitions, in each case adapting processes and procedures to reflect the increased reliance on technology and remote interactions as a result of COVID-19.

Asset Protection segment. The primary impacts from COVID-19 on the Asset Protection segment during 2021 included 1) a significant increase in sales in the first half of 2021 related to pent up demand, partly fueled by large government stimulus payments in 2020 and 2021, while the second half of 2021 saw significant reductions in sales related to constrained auto inventories due to supply chain issues, 2) a reduction in GAP claims as a result of the increase in used car values, and 3) lower general and administrative expenses, especially with respect to travel costs. While current trends remain positive, there remains uncertainty around the potential effect of the COVID-19 pandemic on the segment’s 2022 results, including a potential negative impact on sales 1) if a resurgence in COVID-19 cases result in increased shut downs of economic activity or 2) prolonged supply chain issues such as part and chip shortages continue to cause a reduction in auto production and inventories.

Commercial Mortgage Loans. We provide certain relief under the Coronavirus Aid Relief, and Economic Security Act (“the CARES Act”) and the Consolidated Appropriations Act (the “CAA”) under its COVID-19 Commercial Mortgage

Loan Program (the “Loan Modification Program”). During the year ended December 31, 2021, we modified 23 commercial mortgage loans under the Loan Modification Program, representing $475 million in unpaid principal balance. As of December 31, 2021, since the inception of the CARES Act there were 268 total commercial mortgage loans modified under the Loan Modification Program, representing $2 billion in unpaid principal balance. At December 31, 2021, $1.9 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements and we expect the remaining $69 million in unpaid principal on commercial mortgage loans to resume scheduled payments in accordance with the agreed upon terms. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
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
•the Company is subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;
•climate change and related legislative and regulatory initiatives may materially affect the Company’s business and may adversely affect our investment portfolio;
•elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR;
•climate change and related legislative and regulatory initiatives may materially affect the Company’s business and may adversely affect our investment portfolio;
•the elimination of LIBOR may adversely affect the interest rate on and value of certain derivatives and floating rate securities we hold and floating rate securities we have issued, the value and profitability of certain real estate lending and other activities we conduct, and any other assets or liabilities whose value is tied to LIBOR;
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
•if our business does not perform well, or economic or market conditions change negatively, we may be required to recognize an impairment of our goodwill and indefinite lived intangible assets which could adversely affect our results of operations or financial condition;
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
General
•the Company is controlled by Dai-ichi Life, which has the ability to make important decisions affecting our business;
•exposure to risks related to natural and man-made disasters and catastrophes, such as diseases, epidemics, pandemics (including the coronavirus, COVID-19), malicious acts, cyberattacks, terrorist acts, and climate change, which could adversely affect our operations and results;

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
Available-for-sale securities and trading securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2021, $2.6 billion of available-for-sale and trading securities, excluding other long-term investments, were classified as Level 3 fair value assets.
For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine that there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. As of December 31, 2021, we did not adjust any prices received from independent brokers.
Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to certain risks, including but not limited to, interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. The fair values of most of our derivatives are determined using exchange prices or independent broker quotes, but certain derivatives, including embedded derivatives, are valued based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2021, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $1.4 billion and $2.8 billion, respectively. Of those derivative assets and liabilities, $295 million and $1.9 billion, respectively, were Level 3 fair values determined by quantitative models.
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
For securities which the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Beginning on January 1, 2020, credit losses are recorded in net gains (losses) - investments and derivatives with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to net gains (losses) - investments and derivatives. See, “Accounting Pronouncements Recently Adopted” below for additional information. The Company considers contractual cash flows and all known market data related to cash flows when developing its estimates of expected cash flows. The Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted but reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in net gains (losses) - investments and derivatives.

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

Prior to January 1, 2020, on quarterly basis, the Company reviewed investments with unrealized losses for indications of other than temporary impairments. In addition to the factors noted above that are analyzed to determine if impairments are the result of credit losses, the Company also previously considered the duration that the security had been in an unrealized loss position in evaluating the need for any other-than-temporary impairments. Although no set formula was used in this process, the investment performance, collateral position, and continued viability of the issuer were significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows was performed. Once a determination had been made that a specific other-than-temporary impairment existed, the security’s basis was adjusted and an other-than-temporary impairment was recognized. Other-than-temporary impairments to debt securities that the Company did not intend to sell and did not expect to be required to sell before recovering the security’s amortized cost were written down to discounted expected future cash flows (“post impairment cost”) and credit losses were recorded in net gains (losses) - investments and derivatives. The difference between the securities’ discounted expected future cash flows and the fair value of the securities on the impairment date was recognized in other comprehensive income (loss) as a non-credit portion impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considered all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considered all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield basis.
Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2021, we held $70.3 billion of available-for-sale investments, including $11.1 billion in investments with a gross unrealized loss of $295 million.
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
Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2021, our third party reinsurance receivables amounted to $4.5 billion. These amounts include ceded reserve balances and ceded benefit payments.
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
Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements). To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumption changes generally do not affect current results. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated for universal life products, changes are reflected in the income statement as part of an “unlocking” process. During the year ended December 31, 2021, we adjusted our estimates of future reinsurance costs in both the Acquisitions and Retail Life and Annuity segments which did not have a material impact on our financial condition or results of operations.
DAC and VOBA - The estimated present value of future cash flows used in the calculation of the VOBA is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. The Company amortizes VOBA in proportion to gross premiums for traditional life products, or estimated gross margins (“EGMs”) for participating traditional life products within the MONY block. For interest sensitive products, the Company uses various amortization bases including expected gross profits (“EGPs”), revenues, or insurance in-force. VOBA amortization included accrued interest credited to account balances of up to approximately 7.86%. VOBA is subject to annual recoverability testing.
We incur significant costs in connection with acquiring new insurance business. Portions of these costs, which are determined to be incremental direct costs associated with successfully acquired policies and coinsurance of blocks of policies, are deferred and amortized over future periods. Some examples of acquisition costs that are subject to deferral include commissions, underwriting testing fees, certain direct underwriting costs, and premium taxes. The determination of which costs are deferrable must be made on a contract-level basis. (All other acquisition-related costs, including market research, administration, management of distribution and underwriting functions, and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.) The recovery of the deferred costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2021, we had a DAC and VOBA asset of $3.9 billion.
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
The balance recognized as goodwill is not amortized, but is reviewed for impairment on an annual basis, or more frequently as events or circumstances may warrant, including those circumstances which would more likely than not reduce the fair value of our reporting units below its carrying amount. During the fourth quarter of 2021, we elected to perform a quantitative assessment of goodwill associated with the reporting units within the Retail Life and Annuity segment and recorded a non-cash impairment charge of $129 million. For the other reporting units, we performed our annual qualitative evaluation of goodwill based on the circumstances that existed as of October 1, 2021, and determined that there was no indication that goodwill allocated to these reporting units was more likely than not impaired and no adjustment to impair goodwill was necessary. We have assessed whether events have occurred subsequent to October 1, 2021, that would impact our conclusion and no such events were identified. Refer to Note 10, Goodwill, to the consolidated financial statements included in this report for further information. As of December 31, 2021, we had a goodwill balance of $697 million.
Insurance Liabilities and Reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, premium payment patterns, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions that we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. As of December 31, 2021, we had total policy liabilities and accruals of $54.9 billion.

Guaranteed Minimum Death Benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality from the Ruark 2015 ALB adjusted table for company experience. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of our GMDB benefits are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2021, the GMDB liability was $38 million.
Guaranteed Living Withdrawal Benefits—We establish reserves for guaranteed living withdrawal benefits (“GLWB”) on our VA products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2021, our net GLWB liability held was $475 million.
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
RESULTS OF OPERATIONS
Our management and Board of Directors analyze and assess the operating performance of each segment using “pre-tax adjusted operating income (loss)” and “after-tax adjusted operating income (loss)”. Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is our measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax”, by excluding the following items:
•gains and losses on investments and derivatives,
•losses from the impairment of intangible assets,

•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims,
•immediate impacts from changes in current market conditions on estimates on future profitability on variable annuity and variable universal life products, including impacts on DAC, VOBA, reserves and other items, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
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

Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During the period ended December 31, 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions and non-cash charges incurred as a result of the impairment of intangible assets. Management believes this change enhances the understanding of the underlying performance trends of the Company’s core operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, and the underlying profitability of each segment, and helps facilitate the allocation of resources.

In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Net gains (losses) - investments and derivatives and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on policy liabilities net of associated policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

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

Additional information

Level term policies are policies in which premium rate remains the same for our established level term period (e.g. 20 years). At the end of the level term period, premium rates typically increase significantly and policyholder lapse rates are typically high. Since most of our reinsurance premiums are paid on an annual in advance basis, at each period end, we establish an accrual to adjust for the income effect of policies expected to lapse in the next period. Premiums paid to and refunded by reinsurers are included in reinsurance ceded, while adjustments from the accrual for post level policy lapses are included in the benefits and settlement expenses line in the statements of income (loss). As a result, over time there can be significant volatility in these individual line items due to the impact of business entering the post level period.
Shades Creek Captive Insurance Company
Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of PLC through December 31, 2020. On January 1, 2021, Shades Creek was merged with and into the Company, with the Company being the surviving entity. We accounted for the transaction pursuant to ASC 805-50 “Transactions between Entities under Common Control”. The transferred assets and liabilities of Shades Creek were recorded by the Company at their carrying value at the date of transfer. In accordance with ASC 805-50, all prior financial information has been recast to reflect this transaction as of the earliest period presented under common control, January 1, 2019.
The following table presents a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax expense and net income:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Pre-Tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$(37)	$100	$153
Acquisitions	314	406	347
Stable Value Products	171	90	93
Asset Protection	40	41	37
Corporate and Other	(155)	(247)	(162)
Pre-tax adjusted operating income	333	390	468
Non-operating income (loss)	38	(113)	56
Income before income tax	371	277	524
Income tax expense (benefit)	86	43	97
Net income	$285	$234	$427

Pre-tax adjusted operating income	$333	$390	$468
Adjusted operating income tax (expense) benefit	(51)	(66)	(86)
After-tax adjusted operating income	282	324	382
Non-operating income (loss)	38	(113)	56
Income tax (expense) benefit on adjustments	(35)	23	(11)
Net income	$285	$234	$427

Non-operating income (loss):
Derivative gains (losses), net	$48	$(195)	$(368)
Investments gains (losses), net	102	(40)	309
VA/VUL market impacts(1)	21	—	—
Goodwill impairment	(129)	—	—
Less: related amortization(2)	104	(30)	(24)
Less: VA GLWB economic cost	(100)	(92)	(91)
Total non-operating income (loss)	$38	$(113)	$56
(1)Represents the immediate impacts on DAC, VOBA, reserves and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.
(2)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by net gains (losses).

Retail Life and Annuity
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$2,346	$2,154	$2,279
Reinsurance ceded	(872)	(613)	(1,035)
Net premiums and policy fees	1,474	1,541	1,244
Net investment income	1,110	1,015	945
Net gains (losses) - investments and derivatives	(88)	(80)	(84)
Other income	187	165	164
Total operating revenues	2,683	2,641	2,269
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,320	2,169	1,754
Amortization of DAC/VOBA	176	173	153
Other operating expenses	224	199	209
Total operating benefits and expenses	2,720	2,541	2,116
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(37)	100	153
Non-operating income (loss):
Net gains (losses) - investments and derivatives	140	(201)	(108)
Related benefits and settlement expenses	—	1	(11)
Related amortization of DAC/VOBA	(57)	57	53
VA/VUL market impacts	15	—	—
Goodwill impairment	(129)	—	—
Total non-operating income (loss)	(31)	(143)	(66)
INCOME (LOSS) BEFORE INCOME TAX	$(68)	$(43)	$87

The following table summarizes key data for the Retail Life and Annuity segment:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Sales By Product
Traditional(1)	$259	$262	$241
Universal life(1)	97	84	84
BOLI/COLI(2)	1,033	—	—
Fixed annuity(2)	1,372	2,294	1,848
Variable annuity(2)	976	317	211
	3,737	2,957	2,384
Average Life Insurance In-force(4)
Traditional	$423,896	$379,707	$360,145
Universal life	291,121	288,413	287,344
	$715,017	$668,120	$647,489
Average Account Values
Universal life	$7,844	$7,682	$7,791
Variable universal life(6)	1,364	850	811
Fixed annuity(3)	12,092	10,952	9,851
Variable annuity	12,380	10,896	12,061
	$33,680	$30,380	$30,514
Interest Spread - Fixed Annuities(5)
Net investment income yield	3.66%	3.67%	3.67%
Interest credited to policyholders	2.37%	2.50%	2.55%
Interest spread	1.29%	1.17%	1.12%

	As of December 31,
	2021	2020
	(Dollars In Millions)
VA GLWB Benefit Base	$9,910	$9,817
Account value subject to GLWB rider	$8,369	$8,035

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

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Fixed Annuities
Beginning total account value	$11,411	$10,027	$9,279
Deposits and sales	1,464	2,257	1,870
Withdrawals and benefits	(1,123)	(1,061)	(1,374)
Policy fees/surrender charges	(36)	(20)	(3)
Interest credited and other activity	290	208	255
Ending account value	$12,006	$11,411	$10,027

Variable Annuities

Variable annuity account values in the rollforward below represent separate account reserves for variable deferred and immediate annuities. These reserves are a component of the liabilities related to separate accounts line item in the consolidated condensed balance sheet.

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Variable Account Value
Beginning balance	$11,763	$12,162	$11,741
Increase (decrease) in VA account values:
Deposits	825	210	220
Surrenders	(1,037)	(994)	(1,138)
Contract holder assessments	(242)	(226)	(241)
Change in market value and other activity	1,606	611	1,580
Ending balance	$12,915	$11,763	$12,162

Pre-Tax Adjusted Operating Income (Loss)

2021 to 2020 Annual Comparison. Pre-tax adjusted operating income decreased $137 million primarily driven by:

•Unfavorable mortality experience
•Unfavorable prospective unlocking
•Higher net investment income due to higher liability balances, as well as higher participation income and prepayment fee income on commercial mortgage loans
•Higher fee income due to growth in VA account balances
•Higher insurance operating expenses
•Growth in guaranteed benefit reserves
•Unfavorable impacts due to the exclusion of variable product market impacts from operating income in 2021. In 2021, the operating income definition was revised to exclude the impact of equity market changes on variable products.

Operating Revenues
2021 to 2020 Annual Comparison. Operating revenues increased $42 million primarily driven by:
•Higher investment income primarily due to higher liability balances, and higher participation income and prepayment fee income on commercial mortgage loans
•Higher annuity fees from the growth in VA account balances due to increases in equity markets and growth in fixed annuity sales with guaranteed benefit riders
•Lower traditional life net premiums of $81 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse.
The major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Net Investment Income
Fixed Maturities	$853	$783	$747
Commercial mortgage loans	213	193	176
Commercial mortgage loans participant income	14	13	4
Other, net	30	26	18
Total net investment income	$1,110	$1,015	$945
Operating Benefits and Expenses
2021 to 2020 Annual Comparison. Operating benefits and expenses increased $179 million primarily driven by:
•Higher prospective unlocking of $87 million due to annual assumption updates.
•Unfavorable mortality experience primarily due to the impact of COVID-19
•Higher insurance operating expenses driven by higher acquisition expenses, higher maintenance and overhead, and higher sales and commissions on increased VA account values
•Lower increase in traditional life reserves of $109 million, excluding the impact of mortality experience, primarily due to fluctuations in the number of policies entering their post level period at the end of 2019. These policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse, which also results in accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period
•Growth in guaranteed benefit reserves due to fixed annuity sales and reserve increases in the universal life block

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Benefit and settlement expense
Death claims	$993	$784	$635
Change in life reserves	689	770	535
Life surrenders	14	9	3
Change in annuity guaranteed benefit reserves	41	12	1
Payout annuities mortality variance	(14)	(9)	(2)
Interest credited and other expenses	597	603	582
Total benefits and settlement expenses	$2,320	$2,169	$1,754

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
Impact of reinsurance
 Reinsurance impacted the Retail Life and Annuity segment line items as shown in the following table:
Retail Life and Annuity Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(872)	$(613)	$(1,035)
Other income	(4)	(3)	—
Total operating revenues	(876)	(616)	(1,035)
Net gains (losses) - investments and derivatives	(7)	2	—
Total revenues	(883)	(614)	(1,035)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(1,053)	(566)	(875)
Amortization of DAC/VOBA	(7)	(1)	(6)
Other operating expenses(1)	(191)	(195)	(191)
Operating benefits and expenses	(1,251)	(762)	(1,072)
Benefits and settlement expenses related to gains (losses)	(3)	(1)	—
Amortization of DAC/VOBA related to gains (losses)	(1)	6	4
Total benefits and expenses	(1,255)	(757)	(1,068)
NET IMPACT OF REINSURANCE	$372	$143	$33

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

2021 to 2020 Annual Comparison. The change in the net impact of reinsurance was favorable by $229 million primarily driven by:
•Higher ceded traditional life premiums of $248 million primarily due to fluctuations in the number of policies entering their post level period at the end of 2019 that exited their grace period at the beginning of 2020. These post level policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse. There is an offsetting increase in ceded benefits due to accruals made to adjust for the income effect of policies expected to lapse
•Higher ceded benefits and settlement expenses caused by an increase in life claims primarily due to COVID-19
•Higher impact of prospective unlocking on UL excess benefit reserves and higher ceded UL and traditional life claims.

Acquisitions
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$1,575	$1,545	$1,466
Reinsurance ceded	(255)	(228)	(293)
Net premiums and policy fees	1,320	1,317	1,173
Net investment income	1,590	1,648	1,533
Net gains (losses) - investments and derivatives	(12)	(12)	(7)
Other income	39	226	110
Total operating revenues	2,937	3,179	2,809
BENEFITS AND EXPENSES
Benefits and settlement expenses	2,380	2,502	2,228
Amortization of VOBA	9	4	2
Other operating expenses	234	267	232
Total operating benefits and expenses	2,623	2,773	2,462
PRE-TAX ADJUSTED OPERATING INCOME	314	406	347
Non-operating income (loss)
Net gains (losses) - investments and derivatives	47	103	93
Related benefits and settlement expenses	(35)	(8)	(9)
Related amortization of VOBA	(12)	(20)	(9)
VA/VUL market impacts(1)	6	—	—
Total non-operating income	6	75	75
INCOME BEFORE INCOME TAX	$320	$481	$422

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Average Life Insurance In-Force(1)
Traditional	$222,168	$244,354	$247,992
Universal life	67,754	67,752	54,704
	$289,922	$312,106	$302,696
Average Account Values
Universal life(2)	$15,190	$15,630	$11,236
Variable universal life	9,119	8,122	3,821
Fixed annuity(2)	9,636	10,362	10,550
Variable annuity	5,585	5,178	2,710
	$39,530	$39,292	$28,317
Interest Spread - Fixed Annuities
Net investment income yield	3.93%	3.94%	4.01%
Interest credited to policyholders	3.32	3.27	3.25
Interest spread(3)	0.61%	0.67%	0.76%
(1)Amounts are not adjusted for reinsurance ceded.
(2)Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)Interest spread on average general account values.
Pre-Tax Adjusted Operating Income
2021 to 2020 Annual Comparison. Pre-tax adjusted operating income decreased $92 million primarily driven by:

•Other income of $109 million recorded in 2020 related to the final settlement of prior acquisitions
•Lower investment income due to expected run off of the in-force blocks of business
Operating Revenues
2021 to 2020 Annual Comparison. Operating revenues decreased $242 million primarily driven by:
•Other income of $109 million recorded in 2020 related to the final settlement of prior acquisitions
•Lower investment income due to expected run off of the in-force blocks of business
The major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Net Investment Income
Fixed Maturities	$1,430	$1,469	$1,391
Commercial mortgage loans	68	79	58
Commercial mortgage loans participant income	—	—	—
Other, net	92	100	84
Total net investment income	1,590	1,648	1,533

Operating Benefits and Expenses
2021 to 2020 Annual Comparison. Operating benefits and expenses decreased $150 million primarily driven by:
•Favorable mortality experience on the payout annuity block partially offset by unfavorable mortality experience in the life products
•Lower reserves in the group life and accident and health block
•Lower annuity interest credited primarily due to lower fixed annuity account balances
•Lower expenses of $27 million related to system conversion and integration of acquired blocks

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Benefit and settlement expense
Death claims	$(1,232)	$(1,165)	$(984)
Change in life reserves	125	207	121
Life surrenders	(209)	(283)	(260)
Change in annuity guaranteed benefit reserves	31	(10)	(21)
Payout annuities mortality variance	(22)	(80)	(35)
Interest credited and other expenses	(1,073)	(1,171)	(1,049)
Total benefits and settlement expenses	$(2,380)	$(2,502)	$(2,228)
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
Impact of reinsurance
Reinsurance impacted the Acquisitions segment line items as shown in the following table:
Acquisitions Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(255)	$(228)	$(293)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(262)	(206)	(261)
Amortization of VOBA	(1)	(1)	(1)
Other operating expenses	(27)	(28)	(32)
Total benefits and expenses	(290)	(235)	(294)

NET IMPACT OF REINSURANCE(1)	$35	$7	$1
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
2021 to 2020 Annual Comparison. The change in the net impact of reinsurance was favorable by $28 million primarily driven by:
•Higher ceded traditional life premiums due to fluctuations in the number of policies entering their post level period at the end of 2019. These post level policies cause fluctuations in reinsurance premiums between periods for those contracts that enter the grace period and subsequently lapse
•Higher ceded benefits and settlement expenses primarily due to fluctuations in the number of policies entering their post level period at the end of 2019, due to accruals within benefits and settlement expense to adjust for the income effect of policies expected to lapse in the next period

Stable Value Products
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Net investment income	$303	$230	$244
Other income	—	—	—
Total operating revenues	303	230	244
BENEFITS AND EXPENSES
Benefits and settlement expenses	124	133	144
Amortization of DAC	5	3	3
Other operating expenses	3	4	4
Total benefits and expenses	132	140	151
PRE-TAX ADJUSTED OPERATING INCOME	171	90	93
Add: net gains (losses) - investments and derivatives	44	(54)	3
INCOME BEFORE INCOME TAX	$215	$36	$96
The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Sales(1)
GICs	$—	$78	$8
Funding agreements	4,355	2,250	1,350
	$4,355	$2,328	$1,358

Average Account Values	$7,660	$5,926	$5,608
Ending Account Values	$8,526	$6,056	$5,444

Operating Spread
Net investment income yield	3.95%	3.89%	4.34%
Interest credited	1.63	2.25	2.57
Operating expenses	0.11	0.13	0.11
Operating spread	2.21%	1.51%	1.66%

Adjusted operating spread(2)	1.58%	1.28%	1.31%
(1)Sales are measured at the time the purchase payments are received.
(2)Excludes commercial mortgage loan participation income, the impact of called securities, and the impact of commercial mortgage loan prepayments.

Pre-Tax Adjusted Operating Income
2021 to 2020 Annual Comparison. Pre-tax adjusted operating income increased $81 million primarily driven by:
•Increase in net investment income of $36 million due to an increase in participation income and prepayments on commercial mortgage loans and income on called securities
•Increase in net investment income of $27 million due to an increase in the average balance
•Increase in operating income of $18 million due to higher adjusted operating spreads

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Net Investment Income
Fixed Maturities	$126	$107	$131
Participation commercial mortgage loan income	71	37	96
Commercial mortgage loan income	108	88	20
Other income and expenses	(2)	(2)	(3)
Total net investment income	$303	$230	$244

Asset Protection
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$291	$293	$300
Reinsurance ceded	(193)	(186)	(180)
Net premiums and policy fees	98	107	120
Net investment income	20	23	28
Other income	152	145	142
Total operating revenues	270	275	290
BENEFITS AND EXPENSES
Benefits and settlement expenses	59	75	93
Amortization of DAC and VOBA	63	65	62
Other operating expenses	108	94	98
Total benefits and expenses	230	234	253
PRE-TAX ADJUSTED OPERATING INCOME	40	41	37
INCOME BEFORE INCOME TAX	$40	$41	$37
The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Sales(1)
Credit insurance	$—	$5	$9
Service contracts	503	394	394
GAP	84	75	78
	$587	$474	$481
Loss Ratios(2)
Credit insurance	67.9%	34.4%	24.6%
Service contracts	57.7	60.9	64.7
GAP	63.4	111.9	126.0
(1)Sales are based on the amount of single premiums and fees received
(2)Incurred claims as a percentage of earned premiums
Pre-Tax Adjusted Operating Income
2021 to 2020 Annual Comparison. Pre-tax adjusted operating income decreased $1 million primarily driven by:
•Favorable impact of lower loss ratios from the GAP product line, due to higher used car values
•Higher expenses due to higher sales and commissions in the service contract line
•Increase in sales as a result of positive customer acceptance and gain of market share.
Reinsurance
The majority of the Asset Protection segment’s reinsurance activity relates to the cession of vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis generally at 100% to limit the segment’s exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve the Asset Protection segment from obligations to policyholders. The Asset Protection segment also carries a catastrophic reinsurance policy for the GAP program. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in this report.
Reinsurance impacted the Asset Protection segment line items as shown in the following table:
Asset Protection Segment
Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Reinsurance ceded	$(193)	$(186)	$(180)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(77)	(82)	(81)
Amortization of DAC/VOBA	(5)	(4)	(4)
Other operating expenses	(5)	(5)	(4)
Total benefits and expenses	(87)	(91)	(89)

NET IMPACT OF REINSURANCE(1)	$(106)	$(95)	$(91)
(1)Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

2021 to 2020 Annual Comparison. The change in the net impact of reinsurance was unfavorable by $11 million primarily driven by:

•Decrease in ceded GAP losses as a result of lower loss ratios driven by higher used car prices
•Increase in ceded service contract premiums related to higher service contract premium volume

Corporate and Other
Segment Results of Operations
Segment results were as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
REVENUES
Gross premiums and policy fees	$10	$11	$11
Reinsurance ceded	—	—	—
Net premiums and policy fees	10	11	11
Net investment income	(41)	(27)	75
Other income	1	2	1
Total operating revenues	(30)	(14)	87
BENEFITS AND EXPENSES
Benefits and settlement expenses	14	15	17
Amortization of DAC/VOBA	—	—	—
Other operating expenses	111	218	232
Total benefits and expenses	125	233	249
PRE-TAX ADJUSTED OPERATING INCOME (LOSS)	(155)	(247)	(162)
Add: net gains (losses) - investments and derivatives	19	9	44
INCOME (LOSS) BEFORE INCOME TAX	$(136)	$(238)	$(118)
2021 to 2020 Annual Comparison. The decreased pre-tax adjusted operating loss was primarily due to a captive reinsurance company reorganization in 2020 which included a one-time loss of $70 million related to accelerated amortization and accretion of premiums and discounts recorded against the fixed maturities and non-recourse funding obligations and a decrease in corporate overhead expense.

CONSOLIDATED INVESTMENTS
As of December 31, 2021, our investment portfolio was $90.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.
Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, and “trading”. We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $70.3 billion, or 96.2%, of our fixed maturities as “available-for-sale” as of December 31, 2021. These securities are carried at fair value on our consolidated balance sheets. Changes in fair value for our available-for-sale portfolio, net of tax and the related impact on certain insurance assets and liabilities, are recorded directly to shareowner’s equity. Declines in fair value that are due to credit losses are recorded as net gains (losses) - investments and derivatives in the consolidated statements of income. Beginning on January 1, 2020, credit losses are recorded in net gains (losses) - investments and derivatives with a corresponding adjustment to the allowance for credit losses, except that the credit losses recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to net gains (losses) - investments and derivatives. Prior to January 1, 2020, credit losses were recorded as net gains (losses) - investments and derivatives in the consolidated statements of income, net of any applicable non-credit component of the loss, which was recorded as an adjustment to other comprehensive income (loss).
Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounted for $2.8 billion, or 3.8%, of our fixed maturities and $82 million of short-term investments as of December 31, 2021. Changes in fair value on the Modco trading portfolios, including gains and losses from sales, are passed to third party reinsurers through the contractual terms of the related reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement.
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

The following table presents the reported values of our invested assets:

	As of December 31,
	2021		2020
			(Recast)
	(Dollars In Millions)
Publicly issued bonds (amortized cost: 2021 - $44,618; 2020 - $44,168)	$48,632	53.6%	$49,571	56.0%
Privately issued bonds (amortized cost: 2021 - $23,132; 2020 - $21,332)	24,102	26.6	22,817	25.8
Redeemable preferred stocks (amortized cost: 2021 - $305; 2020 - $196)	314	0.3	207	0.2
Fixed maturities	73,048	80.5	72,595	82.0
Equity securities (cost: 2021 - $804; 2020 - $635)	828	0.9	667	0.7
Commercial mortgage loans	10,863	12.0	10,006	11.3
Policy loans	1,527	1.7	1,593	1.8
Other long-term investments	3,646	4.0	3,251	3.7
Short-term investments	862	0.9	462	0.5
Total investments	$90,774	100.0%	$88,574	100.0%
Included in the preceding table are $2.8 billion and $2.9 billion of fixed maturities and $82 million and $76 million of short-term investments classified as trading securities as of December 31, 2021 and 2020, respectively. All of the fixed maturities in the trading portfolio are invested assets that are held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.
Fixed Maturity Investments
As of December 31, 2021, our fixed maturity investment holdings were $73.0 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2021		2020
			(Recast)
	(Dollars in Millions)
AAA	$9,089	12.4%	$9,497	13.1%
AA	7,153	9.8	7,337	10.1
A	22,863	31.4	24,372	33.6
BBB	31,361	42.9	28,654	39.5
Below investment grade	2,582	3.5	2,735	3.7
	$73,048	100.0%	$72,595	100.0%
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

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2021	2020
		(Recast)
	(Dollars In Millions)
Corporate securities	$55,574	$53,967
Residential mortgage-backed securities	6,938	6,877
Commercial mortgage-backed securities	2,516	2,748
Other asset-backed securities	1,605	1,741
U.S. government-related securities	841	1,606
Other government-related securities	817	747
States, municipals, and political subdivisions	4,442	4,702
Redeemable preferred stocks	315	207
Total fixed income portfolio	$73,048	$72,595
We periodically update our industry segmentation based on an industry accepted index. Updates to this index can result in a change in segmentation for certain securities between periods.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of December 31, 2021	% Fair Value	As of December 31, 2020	% Fair Value
			(Recast)
	(Dollars In Millions)
Banking	$8,362	11.5%	$7,752	10.7%
Other finance	1,018	1.5	959	1.3
Electric utility	5,727	7.8	5,792	8.0
Energy	4,574	6.3	4,756	6.6
Natural gas	1,302	1.8	1,275	1.8
Insurance	6,534	8.9	6,022	8.3
Communications	2,914	4.0	2,967	4.1
Basic industrial	2,655	3.6	2,532	3.5
Consumer noncyclical	7,331	10.0	7,374	10.2
Consumer cyclical	2,862	3.9	2,833	3.9
Finance companies	506	0.7	319	0.4
Capital goods	3,513	4.8	3,648	5.0
Transportation	2,044	2.8	2,236	3.1
Other industrial	686	0.9	691	1.0
Brokerage	2,065	2.8	1,786	2.5
Technology	3,155	4.3	2,596	3.6
Real estate	577	0.8	587	0.8
Other utility	64	0.1	48	—
Commercial mortgage-backed securities	2,516	3.4	2,748	3.8
Other asset-backed securities	1,605	2.2	1,741	2.4
Residential mortgage-backed non-agency securities	5,742	7.9	5,607	7.7
Residential mortgage-backed agency securities	1,196	1.6	1,270	1.8
U.S. government-related securities	841	1.2	1,607	2.0
Other government-related securities	817	1.1	747	1.0
State, municipals, and political subdivisions	4,442	6.1	4,702	6.5
Total	$73,048	100.0%	$72,595	100.0%
The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
Rating	2021	2020
	(Dollars In Millions)
AAA	$267	$340
AA	274	268
A	880	909
BBB	1,243	1,205
Below investment grade	129	140
Total Modco trading fixed maturities	$2,793	$2,862
A portion of our bond portfolio is invested in RMBS, CMBS, and ABS. ABS are securities that are backed by a pool of assets. These holdings as of December 31, 2021, were $11.1 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.The following tables include the percentage of our collateral grouped by rating category and categorize the estimated fair value by year of security origination for our Prime, Non-Prime, Commercial, and Other asset-backed securities as of December 31, 2021 and 2020:

	As of December 31, 2021
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,690	$5,749	$1	$1	$1,348	$1,304	$521	$509	$7,560	$7,563
AA	—	—	—	—	567	555	297	286	864	841
A	1,195	1,206	6	5	460	441	597	594	2,258	2,246
BBB	9	9	1	1	123	122	172	168	305	300
Below	12	13	24	22	18	22	18	18	72	75
	$6,906	$6,977	$32	$29	$2,516	$2,444	$1,605	$1,575	$11,059	$11,025

Rating %
AAA	82.4%	82.4%	3.1%	3.4%	53.6%	53.4%	32.5%	32.3%	68.3%	68.6%
AA	—	—	—	—	22.5	22.7	18.5	18.2	7.8	7.6
A	17.3	17.3	18.8	17.2	18.3	18.0	37.2	37.7	20.4	20.4
BBB	0.1	0.1	3.1	3.4	4.9	5.0	10.7	10.7	2.8	2.7
Below	0.2	0.2	75.0	76.0	0.7	0.9	1.1	1.1	0.7	0.7
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2017 and prior	$1,236	$1,217	$32	$29	$2,272	$2,211	$1,277	$1,249	$4,817	$4,706
2018	282	278	—	—	145	134	128	127	555	539
2019	363	361	—	—	72	71	11	11	446	443
2020	1,221	1,235	—	—	15	16	40	39	1,276	1,290
2021	3,804	3,886	—	—	12	12	149	149	3,965	4,047
Total	$6,906	$6,977	$32	$29	$2,516	$2,444	$1,605	$1,575	$11,059	$11,025

(1) Included in Residential Mortgage-Backed securities.

	As of December 31, 2020 (Recast)
	Prime(1)		Non-Prime(1)		Commercial		Other asset-backed		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
	(Dollars In Millions)
Rating $
AAA	$5,541	$5,420	$2	$2	$1,596	$1,514	$543	$527	$7,682	$7,463
AA	—	—	—	—	587	570	277	268	864	838
A	1,268	1,228	8	7	469	449	731	727	2,476	2,411
BBB	4	4	1	1	85	86	164	158	254	249
Below	24	24	29	27	11	19	26	29	90	99
	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

Rating %
AAA	81.1%	81.2%	5.3%	5.6%	58.1%	57.4%	31.2%	30.8%	67.6%	67.5%
AA	—	—	0.2	0.2	21.4	21.6	15.9	15.7	7.6	7.6
A	18.5	18.3	19.7	18.2	17.0	17.0	42.0	42.6	21.8	21.7
BBB	0.1	0.1	2.8	2.9	3.1	3.3	9.4	9.2	2.2	2.3
Below	0.3	0.4	72.0	73.1	0.4	0.7	1.5	1.7	0.8	0.9
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Estimated Fair Value of Security by Year of Security Origination
2016 and prior	$1,701	$1,647	$38	$35	$2,238	$2,167	$1,069	$1,044	$5,046	$4,893
2017	737	711	2	2	270	249	402	397	1,411	1,359
2018	1,001	970	—	—	151	136	148	148	1,300	1,254
2019	1,070	1,045	—	—	75	71	92	91	1,237	1,207
2020	2,328	2,303	—	—	14	15	30	29	2,372	2,347
Total	$6,837	$6,676	$40	$37	$2,748	$2,638	$1,741	$1,709	$11,366	$11,060

(1) Included in Residential Mortgage-Backed securities
The majority of our RMBS holdings as of December 31, 2021 were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of approximately 6.75 years. The following table categorizes the approximate weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2021.

Approximate Weighted-Average
Non-agency portfolio	Life
Prime	6.81
Sub-prime	1.58

Commercial Mortgage Loans
We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2021, our commercial mortgage loan holdings were $11 billion, $10.9 billion, net of allowance for credit losses. As of December 31, 2020, our commercial mortgage loan holdings were $10.2 billion, $10 billion net of allowance for credit losses. We specialize in making commercial mortgage loans on credit-oriented commercial properties. Our underwriting procedures relative to our commercial mortgage loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (grocery anchored and credit tenant retail, industrial, multi-family, senior living, and credit tenant and medical office). We believe that these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history. The majority of our commercial mortgage loan portfolio was underwritten by us. From time to time, we may acquire loans in conjunction with an acquisition.

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
Certain of the commercial mortgage loans have call options that occur within the next 8 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options on our existing commercial mortgage loans commensurate with the significantly increased market rates. Assuming the commercial mortgage loans are called at their next call dates, $116 million will be due in 2022, $379 million in 2023 through 2027, and $6 million in 2028 through 2029.
We offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2021 and December 31, 2020, $600 million and $806 million, respectively, of our total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income when received. During the years ended December 31, 2021 and 2020, we recognized $54 million and $26 million, respectively, of participation commercial mortgage loan income.

The following table includes a breakdown of our commercial mortgage loan portfolio:

Commercial Mortgage Loan Portfolio Profile
	As of December 31,
	2021	2020
	(Dollars in Millions)
Number of funded commercial mortgage loans	1,780	1,827
Amortized cost	$10,966	$10,228
Unpaid principal balance	$10,919	$10,148
Allowance for funded commercial mortgage loan credit losses	$(103)	$(222)
Average commercial mortgage loan size	$6	$6

Weighted-average amortization	22.4 years	21.4 years
Weighted-average coupon	4.05%	4.34%
Weighted-average LTV	54.00%	53.91%
Weighted-average debt coverage ratio	1.72	1.72

Total number of unfunded commercial mortgage loan commitments	98	117
Total unfunded mortgage loan commitments	$994	$801
Allowance for unfunded commercial mortgage loan commitments credit losses	$(5)	$(22)
We record commercial mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2021 and 2020, there were allowances for funded commercial mortgage loans and unfunded commercial mortgage loans commitments credit losses of $108 million and $244 million, respectively.

While our commercial mortgage loans do not have quoted market values, as of December 31, 2021, we estimated the fair value of our commercial mortgage loans to be $11.4 billion (using an internal fair value model which calculates the value of most loans by using the loan’s discounted cash flows to the loan’s call or maturity date), which was 3.82% more than the amortized cost.
At the time of origination, our commercial mortgage lending criteria targets that the loan-to-value ratio on each commercial mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.
As of December 31, 2021, we did not have any commercial mortgage loans that were nonperforming, restructured, or foreclosed and were converted to real estate properties. As of December 31, 2020, $3 million of invested assets consisted of nonperforming, restructured, or foreclosed and converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

During the year ended December 31, 2021 and 2020, we recognized one and four troubled debt restructuring transactions, respectively. These concessions were the result of agreements between the creditor and the debtor. We did not identify any commercial mortgage loans whose principal was permanently impaired during the year ended December 31, 2021, and identified one commercial mortgage loan that was permanently impaired during the year ended December 31, 2020.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

We use the same methodology and assumptions to estimate the allowance for unfunded commercial mortgage loan commitments credit losses as for funded commercial mortgage loans. As of December 31, 2021, the allowance for unfunded commercial mortgage loan commitments credit losses was $5 million, which is a decrease of $17 million from December 31, 2020.
Unrealized Gains and Losses — Available-for-Sale Securities
The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2021. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is credit-related, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine credit losses. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if a credit loss has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $5.0 billion, prior to income tax and the related impact of certain insurance assets and liabilities offsets, as of December 31, 2021, and an overall net unrealized gain of $6.9 billion as of December 31, 2020.

For fixed maturity held that are in an unrealized loss position as of December 31, 2021, the fair value, amortized cost, ACL, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$5,851	52.7%	$5,939	52.1%	$—	—%	$(88)	29.8%
>90 days but <= 180 days	1,393	12.5	1,433	12.6	—	—	(40)	13.6
>180 days but <= 270 days	351	3.2	362	3.2	—	—	(11)	3.7
>270 days but <= 1 year	2,678	24.2	2,778	24.3	—	—	(100)	33.8
>1 year but <= 2 years	462	4.2	488	4.3	—	—	(26)	8.8
>2 years but <= 3 years	104	0.9	109	1.0	—	—	(5)	1.7
>3 years but <= 4 years	78	0.7	82	0.7	—	—	(4)	1.4
>4 years but <= 5 years	45	0.4	49	0.4	—	—	(4)	1.4
>5 years	138	1.2	156	1.4	(1)	100.0	(17)	5.8
Total	$11,100	100.0%	$11,396	100.0%	$(1)	100.0%	$(295)	100.0%
The range of maturity dates for securities in an unrealized loss position as of December 31, 2021 varies, with 1.2% maturing in less than 1 year, 9.5% maturing between 1 and 5 years, 41.4% maturing between 5 and 10 years, and 47.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2021:

S&P or Equivalent Designation	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
AAA/AA/A	$6,860	61.9%	$7,032	61.7%	$—	—%	$(172)	58.3%
BBB	3,823	34.4	3,921	34.4	—	—	(98)	33.2
Investment grade	10,683	96.3	10,953	96.1	—	—%	(270)	91.5
BB	412	3.7	436	3.8	(1)	100.0	(23)	7.8
B	5	—	7	0.1	—	—	(2)	0.7
CCC or lower	—	—	—	—	—	—	—	—
Below investment grade	417	3.7	443	3.9	(1)	100.0%	(25)	8.5
Total	$11,100	100.0%	$11,396	100.0%	$(1)	100.0%	$(295)	100.0%
As of December 31, 2021, the Barclays Investment Grade Index was priced at 90 basis points versus a 10 year average of 124 basis points. Similarly, the Barclays High Yield Index was priced at 321 basis points versus a 10 year average of 476 basis points. As of December 31, 2021, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.3%, 1.5%, and 1.9%, as compared to 10 year averages of 1.4%, 2.0%, and 2.7%, respectively.
As of December 31, 2021, 91.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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
As of December 31, 2021, we held a total of 742 positions that were in an unrealized loss position. Included in that amount were 44 positions of below investment grade securities with a fair value of $417 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $25 million, $22 million of which had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 0.5% of invested assets.
As of December 31, 2021, securities in an unrealized loss position that were rated as below investment grade represented 3.7% of the total fair value and 8.5% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in fair value to be non-credit related.
The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2021:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
<= 90 days	$104	25.0%	$105	23.6%	$—	—%	$(1)	4.0%
>90 days but <= 180 days	26	6.2	26	5.9	—	—	—	—
>180 days but <= 270 days	—	—	—	—	—	—	—	—
>270 days but <= 1 year	53	12.7	55	12.4	—	—	(2)	8.0
>1 year but <= 2 years	25	6.0	30	6.8	—	—	(5)	20.0
>2 years but <= 3 years	48	11.5	50	11.3	—	—	(2)	8.0
>3 years but <= 4 years	15	3.6	16	3.6	—	—	(1)	4.0
>4 years but <= 5 years	45	10.8	49	11.1	—	—	(4)	16.0
>5 years	101	24.2	112	25.3	(1)	100.0	(10)	40.0
Total	$417	100.0%	$443	100.0%	$(1)	100.0%	$(25)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2021 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Dollars In Millions)
Banking	$1,091	9.8%	$1,118	9.8%	$—	—%	$(27)	9.2%
Other finance	126	1.1	137	1.2	—	—	(11)	3.7
Electric utility	415	3.7	429	3.8	—	—	(14)	4.7
Energy	331	3.0	343	3.0	—	—	(12)	4.1
Natural gas	113	1.0	118	1.0	—	—	(5)	1.7
Insurance	613	5.5	631	5.5	—	—	(18)	6.1
Communications	242	2.2	248	2.2	(1)	100.0	(5)	1.7
Basic industrial	249	2.2	254	2.2	—	—	(5)	1.7
Consumer noncyclical	623	5.6	642	5.6	—	—	(19)	6.4
Consumer cyclical	413	3.7	427	3.7	—	—	(14)	4.7
Finance companies	172	1.5	175	1.5	—	—	(3)	1.0
Capital goods	259	2.3	264	2.3	—	—	(5)	1.7
Transportation	90	0.8	91	0.8	—	—	(1)	0.3
Other industrial	61	0.5	63	0.6	—	—	(2)	0.7
Brokerage	183	1.6	188	1.6	—	—	(5)	1.7
Technology	354	3.2	364	3.2	—	—	(10)	3.4
Real estate	20	0.2	20	0.2	—	—	—	—
Other utility	21	0.2	21	0.2	—	—	—	—
Commercial mortgage-backed securities	217	2.0	224	2.0	—	—	(7)	2.4
Other asset-backed securities	296	2.7	298	2.6	—	—	(2)	0.7
Residential mortgage-backed non-agency securities	3,908	35.3	3,985	35.0	—	—	(77)	26.1
Residential mortgage-backed agency securities	722	6.5	747	6.6	—	—	(25)	8.5
U.S. government-related securities	464	4.3	489	4.3	—	—	(25)	8.5
Other government-related securities	76	0.7	78	0.7	—	—	(2)	0.7
States, municipals, and political subdivisions	41	0.4	42	0.4	—	—	(1)	0.3
Total	$11,100	100.0%	$11,396	100.0%	$(1)	100.0%	$(295)	100.0%

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2020 is presented in the following table:

	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	ACL	% ACL	Unrealized Loss	% Unrealized Loss
	(Recast)
	(Dollars In Millions)
Banking	$163	5.1%	$165	5.0%	$—	—%	$(2)	1.2%
Other finance	95	3.0	103	3.1	—	—	(8)	6.3
Electric utility	221	7.0	231	6.9	—	0.6	(10)	7.6
Energy	431	13.7	482	14.6	(16)	68.2	(35)	26.9
Natural gas	14	0.4	14	0.4	—	1.0	—	0.2
Insurance	87	2.8	100	3.1	—	—	(13)	10.0
Communications	54	1.6	56	1.6	(2)	8.3	—	(0.4)
Basic industrial	—	—	—	—	—	—	—	—
Consumer noncyclical	188	5.9	193	5.8	—	—	(5)	3.9
Consumer cyclical	243	7.6	255	7.6	—	—	(12)	10.4
Finance companies	1	0.1	2	0.1	—	—	(1)	0.7
Capital goods	32	1.0	33	1.0	—	—	(1)	1.0
Transportation	153	4.8	160	4.8	—	—	(7)	5.1
Other industrial	18	0.6	18	0.5	—	—	—	0.1
Brokerage	39	1.2	41	1.2	—	—	(2)	1.3
Technology	52	1.6	55	1.6	—	—	(3)	1.9
Real estate	—	—	—	—	—	—	—	—
Other utility	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	293	9.2	317	9.5	(4)	15.7	(20)	15.1
Other asset-backed securities	472	14.9	480	14.4	(1)	6.2	(7)	5.1
Residential mortgage-backed non-agency securities	292	9.2	293	8.8	—	—	(1)	0.9
Residential mortgage-backed agency securities	103	3.2	103	3.1	—	—	—	—
U.S. government-related securities	312	5.1	315	5.0	—	—	(3)	1.3
Other government-related securities	26	0.8	27	0.8	—	—	(1)	0.8
States, municipals, and political subdivisions	39	1.2	40	1.1	—	—	(1)	0.6
Total	$3,328	100.0%	$3,483	100.0%	$(23)	100.0%	$(132)	100.0%

Risk Management and Impairment Review
We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2021:

Rating	Fair Value	Percent of Fair Value
	(Dollars In Millions)
AAA	$8,822	12.6%
AA	6,879	9.7
A	21,983	31.3
BBB	30,118	42.9
Investment grade	67,802	96.5
BB	2,360	3.4
B	86	0.1
CCC or lower	7	—
Below investment grade	2,453	3.5
Total	$70,255	100.0%
Not included in the table above are $2.7 billion of investment grade and $129 million of below investment grade fixed maturities classified as trading securities.
Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2021. The following table summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2021:

	Fair Value of
Creditor	Funded Securities	Unfunded Exposures	Total Fair Value
	(Dollars In Millions)
Federal Home Loan Bank	$305.6	$—	$305.6
AT&T Corporation	300.5	—	300.5
JPMorgan Chase & Co.	292.3	1.9	294.2
Wells Fargo & Co.	286.0	1.7	287.7
Verizon Communications Inc.	286.9	—	286.9
Berkshire Hathaway Inc.	282.0	—	282.0
UnitedHealth Group Inc.	282.0	—	282.0
TIAA Board of Overseers	278.0	—	278.0
HSBC Holdings, PLC	275.4	0.5	275.9
Morgan Stanley	269.6	6.0	275.6
Total	$2,858.3	$10.1	$2,868.4
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
For securities which the Company has the intent and ability to hold the security until the recovery of the amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss, if any, and the Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted, but will reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in current earnings with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded in current earnings as a reversal of the previously recognized allowance for credit losses. Based on our analysis, for the year ended December 31, 2021, we recognized $6 million of credit recoveries in earnings.
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

Certain European countries have experienced varying degrees of financial stress, which could have a detrimental impact on regional or global economic conditions and on sovereign and non-sovereign obligations. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2021. As of December 31, 2021, we had no material unfunded exposure and had no material direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$1,296	$1,454	$2,750
France	751	396	1,147
Netherlands	354	336	690
Germany	246	829	1,075
Switzerland	447	153	600
Spain	267	356	623
Belgium	—	200	200
Norway	—	122	122
Finland	107	—	107
Ireland	112	125	237
Italy	74	172	246
Luxembourg	—	34	34
Sweden	—	52	52
Denmark	56	—	56
Portugal	—	25	25
Total securities	3,710	4,254	7,964
Derivatives:
France	$39	$—	$39
United Kingdom	181	—	181
Switzerland	24	—	24
Total derivatives	244	—	244
Total securities and derivatives	$3,954	$4,254	$8,208

Net Gains and Losses - Investments and Derivatives
The following table sets forth net gains and losses for the periods shown:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Fixed maturity gains - sales	$47	$51	$62
Fixed maturity losses - sales	(1)	(5)	(14)
Equity securities	4	—	(3)
Other investments	20	45	9
Total realized gains (losses) - investments, net	70	91	54
Modco trading portfolio	(103)	130	243
Equity securities	(8)	13	50
Change in net expected credit losses - fixed maturities(1)	6	(125)	—
Net impairment losses recognized in operations(2)	—	—	(34)
Commercial mortgage loans	137	(149)	(4)
Net gains (losses) - investments	102	(40)	309
Derivatives related to VA contracts:
Interest rate futures	$15	$—	$(20)
Equity futures	(12)	109	5
Currency futures	11	(10)	3
Equity options	(108)	(30)	(150)
Interest rate swaps	(136)	274	230
Total return swaps	(189)	(49)	(78)
Embedded derivative - GLWB	347	(404)	(198)
Total derivatives related to VA contracts	(72)	(110)	(208)
Derivatives related to FIA contracts:
Embedded derivative	3	(69)	(86)
Funds withheld derivative	(7)	(10)	—
Equity futures	5	(4)	2
Equity options	72	49	84
Other derivatives	(3)	(1)	—
Total derivatives related to FIA contracts	70	(35)	—
Derivatives related to IUL contracts:
Embedded derivative	(28)	4	(13)
Equity futures	—	(2)	—
Equity options	16	9	15
Total derivatives related to IUL contracts	(12)	11	2
Embedded derivative - Modco reinsurance treaties	64	(99)	(187)
Derivatives with PLC(3)	—	23	27
Other derivatives	(2)	15	(2)
Total gains (losses) - derivatives, net	48	(195)	(368)
Net gains (losses) - investments and derivatives	$150	$(235)	$(59)
(1)Represents net credit losses recognized under FASB ASC 326
(2)Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 320
(3)The Company and certain of its subsidiaries had an interest support agreement, a yearly renewable term (“YRT”) premium support agreement, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The net gains (losses) - investments, excluding impairments, equities, and Modco trading portfolio activity during the year ended December 31, 2021, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.
Net gains (losses) - investments are comprised of credit losses and actual sales of investments. These credit losses resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These credit losses are presented in the chart below:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
CMBS	$3	$(4)	$—
Other MBS	—	(1)	—
Corporate securities	3	(120)	(34)
Total	$6	$(125)	$(34)
As previously discussed, management considers several factors when determining whether a credit loss has occurred. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2021, we sold securities in an unrealized loss position with a fair value of $35 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Millions)
<= 90 days	$20	57.1%	$—	—%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	15	42.9	(1)	100.0
Total	$35	100.0%	$(1)	100.0%
For the year ended December 31, 2021, we sold securities in an unrealized loss position with a fair value (proceeds) of $35 million. The loss realized on the sale of these securities was $1 million. We made the decision to exit these holdings in conjunction with our overall asset liability management process.
For the year ended December 31, 2021, we sold securities in an unrealized gain position with a fair value of $1.5 billion. The gain realized on the sale of these securities was $47 million.
For the year ended December 31, 2021, net losses of $76 million related to changes in fair value on our Modco trading portfolios were included in investment gains and losses. Of this amount, $26 million of gains were realized through the sale of certain securities, which will be recovered by our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had pre-tax gains of $64 million during the year ended December 31, 2021. The gains on the embedded derivative were due to treasury yields having increased for the year.
Investment gains and losses related to equity securities are primarily driven by changes in fair value due to market fluctuations as changes in fair value of equity securities are recorded in net income.
Derivative gains and losses represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.
Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1 million out of accumulated other comprehensive income (loss) into investment gains (losses) during the next twelve months.

We use various derivative instruments to manage risks related to certain life insurance and annuity products. We use these derivatives as economic hedges against risks inherent in the products. These risks have a direct impact on the cost of these products and are correlated with the equity markets, interest rates, foreign currency levels, and overall volatility. The hedged risks are recorded through the recognition of embedded derivatives associated with the related products. These products include the GLWB rider associated with the variable annuity, fixed indexed annuity products, structured annuity products, and indexed universal life products. During the year ended December 31, 2021, we experienced net losses on derivatives related to VA contracts of $72 million. These net losses on derivatives related to VA contracts were affected by capital market impacts, changes in our non-performance risk, variations in actual sub-account fund performance compared to the indices included in our hedging program, as well as updates to certain policyholder assumptions during the year ended December 31, 2021.
The Funds Withheld derivative associated with Protective Life Reinsurance Bermuda, Ltd. (“PL Re”) had pre-tax losses of $7 million for the year ended December 31, 2021.
In conjunction with the Captives merger into Golden Gate, the Company terminated its interest support, yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.

As part of the Captives Merger into Golden Gate, the Company entered into a new portfolio maintenance agreement with PLC. The Company recognized no gains or losses on this agreement for the year ended December 31, 2021.
We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated losses of $2 million for the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Cash Requirements
Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We meet our liquidity requirements for both the next twelve months and beyond, primarily through positive cash flows from our operating subsidiaries. Primary sources of cash from the operating subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, interest payments, dividends to PLC, taxes, payroll, and other operating expenses. We believe that we have sufficient liquidity to fund our cash needs under normal operating scenarios in both the short-term and long-term.
Except as discussed below, the Company is not aware of any known trends, events, or uncertainties reasonably likely to have a material effect on its liquidity and capital resources. Additionally, the Company has not been made aware of any recommendations of regulatory authorities, which if implemented, would have such an effect.
In the event of significant unanticipated cash requirements beyond our normal liquidity needs, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing Federal Home Loan Bank (“FHLB”) funding, our Credit Facility, and other sources described herein. Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity may broadly deteriorate, which could negatively impact our ability to sell investment assets. If we require on short notice significant amounts of cash in excess of normal requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
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
We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2021, to fund commercial mortgage loans in the amount of $994 million.
Our cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2021, we held cash and short-term investments of $1.3 billion.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Net cash (used in) provided by operating activities	$(554)	$55	$178
Net cash used in investing activities	(4,644)	(2,039)	(2,123)
Net cash provided by financing activities	4,932	2,427	2,007
Total	$(266)	$443	$62
For The Year Ended December 31, 2021 as compared to The Year Ended December 31, 2020
Net cash (used in) provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. Due to the nature of our business and the fact that many of the products we sell produce financing and investing cash flows it is important to consider cash flows generated by investing and financing activities in conjunction with those generated by operating activities.
Net cash used in investing activities - Changes in cash from investing activities primarily related to our investment portfolio. We had payments for business acquisition of $816 million, net of cash acquired, for the GWL&A acquisition for the year ended December 31, 2019.
Net cash provided by financing activities - Changes in cash from financing activities included $1,076 million of inflows from secured financing liabilities for the year ended December 31, 2021, as compared to $160 million of inflows for the year ended December 31, 2020 and $3.9 billion inflows of investment product and universal life net activity as compared to $2.5 billion in the prior year. Net repayment of non-recourse funding obligations equaled $330 million during the year ended December 31, 2020 which was due to the Captive Merger.
While we anticipate that the cash flows of the Company and its subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment for both the next twelve months and beyond, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for the Company and its subsidiaries to provide liquidity when needed. We expect that the rate received on its investments will equal or exceed its borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2021, the fair value of securities pledged under the repurchase program was $1,503 million and the repurchase obligation of $1,393 million was included in our consolidated balance sheets (at an average borrowing rate of 13 basis points). During the year ended December 31, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,799 million. The average daily balance was $775 million (at an average borrowing rate of 13 basis points) during the year ended December 31, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million and the repurchase obligation of $437 million was included in our consolidated balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.
We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. We require collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. We maintain ownership of the securities at all times and are entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2021, securities with a fair value of $174 million were loaned under this program. As collateral for the loaned securities, we receive cash, which is primarily reinvested in short-term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2021 and 2020, the fair value of the collateral related to this program was $179 million and $59 million and we had an obligation to return $179 million and $59 million, respectively, of collateral to the securities borrowers.
FHLB Funding
The Company and certain of its subsidiaries, are members of the FHLB of Cincinnati, the FHLB of New York and the FHLB of Atlanta. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by criteria established by each respective bank. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2021, we had $1,652 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

Credit Facility

Under the “Credit Facility”, we have the ability to borrow on an unsecured basis up to an aggregated principal amount of $1.0 billion. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.5 billion. We are not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2021. PLC had an outstanding balance under the Credit Facility of $275 million as of December 31, 2021.

Cash Requirements

We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed solely based upon an analysis of these obligations. The most significant factors affecting our future cash flows are our ability to earn and collect cash from our customers, and the cash flows arising from our investment program. Future cash outflows, whether they are contractual obligations or not, will also vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, mortality rates, market performance, or surrender provisions. Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon contractual obligations. These include expenditures for income taxes and payroll.
Primary uses of cash include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, interest payments, dividends to PLC, taxes, payroll, and other operating expenses. We believe that we have sufficient liquidity to fund our cash needs under normal operating scenarios in both the short-term and long-term. We anticipate funding both our long-term and short-term cash requirements through the sources of cash and liquidity described above.
The table below sets forth future maturities of our contractual obligations, which we anticipate will be fulfilled through use of our primary sources of cash described above.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Millions)
Subordinated debt	$174	$4	$8	$8	$154
Stable value products(1)	8,872	2,658	3,683	1,402	1,129
Operating leases(2)	27	7	8	4	8
Mortgage loan and investment commitments	1,012	805	207	—	—
Secured financing liabilities(3)	1,572	1,572	—	—	—
Policyholder obligations(4)	70,755	4,645	9,333	5,845	50,932
Total	$82,412	$9,691	$13,239	$7,259	$52,223
(1)Anticipated stable value products cash flows including interest.
(2)Includes all lease payments required under operating lease agreements.
(3)Represents secured borrowings and accrued interest as part of our repurchase program as well as liabilities associated with securities lending transactions.
(4)Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest crediting, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As variable separate account obligations are legally insulated from general account obligations, the variable separate account obligations will be fully funded by cash flows from variable separate account assets. We expect to fully fund the general account obligations from cash flows from general account investments.

Statutory Capital
A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or our equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The insurance subsidiaries may pay, without the approval of the Insurance Commissioners of the state of domicile, $136 million of distributions in 2022.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2021, our total adjusted capital and company action level RBC were $6.0 billion and $1.2 billion, respectively, providing an RBC ratio of approximately 477%.
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

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had a positive impact to our statutory surplus of $18 million on a pre-tax basis for the year ended December 31, 2021, as compared to a positive impact to our statutory surplus of $9 million on a pre-tax basis for the year ended December 31, 2020.
We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2021, we ceded premiums to third party reinsurers amounting to $1.3 billion. In addition, we had receivables from reinsurers amounting to $4.5 billion as of December 31, 2021. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, refer to Note 13, Reinsurance to the consolidated financial statements included in this report.
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

The Company continues to monitor SRUS and the actions of the receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of December 31, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations.

Captive Reinsurance Companies
On October 1, 2020, as part of a corporate initiative to consolidate and simplify the Company’s reserve financing structures and reduce related financial and operational costs, Golden Gate II Captive Insurance Company (“Golden Gate II”), Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), and Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”), all of which are wholly owned captive insurance company subsidiaries of the Company (collectively the “Captives”) merged with and into Golden Gate (“Captive Merger”).
On October 1, 2020, immediately following the Captive Merger, Golden Gate entered into a transaction with a term of 20 years, that may be extended to up to 25 years, to finance up to a maximum term of $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), an indirect wholly owned subsidiary, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). Pursuant to the XOL Agreement, in exchange for periodic fees, the Retrocessionaires assume, on an excess of loss basis, the obligation to pay (the “XOL Payments”) each quarter the lessor of a) the greater of (i) statutory reserves in excess of economic reserves and (ii) the financed amount and b) if total claims for such quarter exceed the available assets (as set forth in the XOL Agreement) of Golden Gate, the amount of such excess. The transaction is “non-recourse” to PLC, WCL, and the Company, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of December 31, 2021, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.267 billion.
The Company and its subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. We utilize a captive reinsurance company to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves either third-party financial institutions.
Golden Gate assumes business from affiliates only. Golden Gate is capitalized to a level we believe is sufficient to support the contractual risks and other general obligations. Golden Gate is a wholly owned subsidiary of the Company and is subject to regulations in its domiciliary state of Vermont.
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
Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of PLC through December 31, 2020. On January 1, 2021, Shades Creek was merged with and into the Company, with the Company being the surviving entity. We accounted for the transaction pursuant to ASC 805-50 “Transactions between Entities under Common Control”. The transferred assets and liabilities of Shades Creek were recorded by the Company at their carrying value at the date of transfer. In accordance with ASC 805-50, all prior financial information has been recast to reflect this transaction as of the earliest period presented under common control, January 1, 2019.
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
As of December 31, 2021, we had policy liabilities and accruals of $54.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of 3.47%.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into operating leases that do not result in an obligation being recorded on the balance sheet. Refer to Note 15, Commitments and Contingencies, of the consolidated financial statements for more information.
As of December 31, 2021 and 2020, the Company had total outstanding commercial mortgage loan commitments of $994 million and $801 million, respectively. The Company uses the same methodology and assumptions to estimate the allowance for credit losses for unfunded loan commitments as for funded commercial mortgage loan receivables. As of December 31, 2021 and 2020, the allowance for credit losses for unfunded commitments was $5 million and $22 million, respectively. Refer to Note 8, Commercial Mortgage Loans, of the consolidated financial statements for more information.
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
The following table sets forth the estimated fair values of our fixed maturity investments and commercial mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2021 and 2020, and the percent change in fair value the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2021
Fixed maturities	$66,466	(9.0)%
Commercial mortgage loans	10,773	(5.4)
2020
Fixed maturities(1)	66,352	(8.6)%
Commercial mortgage loans	10,215	(5.3)

(1) Recast from previously reported financials
Estimated fair values from the hypothetical increase in rates were derived from the durations of our fixed maturities and commercial mortgage loans. Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and commercial mortgage loans are to changes in interest rates, they do not represent management’s view of future fair value changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.
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
As of December 31, 2021 and 2020, we had outstanding mortgage loan commitments of $994 million at an average rate of 3.58% and $801 million at an average rate of 3.90%, respectively, with estimated fair values of $1.0 billion and $852 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2021 and 2020, and the percent change in fair value that the following estimated fair values would represent:

As of December 31,	Amount	Percent Change
	(Dollars In Millions)
2021	$987	(4.8)%
2020	$810	(4.9)%
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

As of December 31, 2021, total derivative contracts with a notional amount of $46.8 billion were in a $1.7 billion net loss position. Included in the $46.8 billion is a notional amount of $4.2 billion in a $217 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $855 million in a $10 million net loss position that relates to our funds withheld derivative, $9.9 billion in a $476 million net loss position that relates to our GLWB embedded derivatives, $4.8 billion in a $596 million net loss position that relates to our FIA embedded derivatives, and $459 million in a $269 million net loss position that relates to our IUL embedded derivatives, and $448 million in a $87 million net loss position that relates to our other derivatives.
As of December 31, 2020, total derivative contracts with a notional amount of $42.2 billion were in a $1.8 billion net loss position. Included in the $42.2 billion is a notional amount of $4.2 billion in a $288 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $661 million in a $10 million net loss position that relates to our funds withheld derivative, $9.8 billion in a $823 million net loss position that relates to our GLWB embedded derivatives, $4.2 billion in a $573 million net loss position that relates to our FIA embedded derivatives, and $357 million in a $201 million net loss position that relates to our IUL embedded derivatives, and $304 million in a $56 million net loss position that relates to our other derivatives.
We recognized gains of $48 million, losses of $195 million, and losses of $368 million related to derivative financial instruments for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates(1)(2)
	Notional Amount	Fair Value as of December 31,
			+100 bps	–100 bps
	(Dollars In Millions)
2021
Futures	$1,290	$—	$19	$(15)
Receive floating pay fixed swaps	50	—	8	(9)
Receive fixed pay floating swaps	2,782	72	249	449
GLWB embedded derivative	9,899	(475)	148	(888)
Total	$14,021	$(403)	$424	$(463)

2020 (Recast)
Futures	$1,105	$1	$15	$(12)
Receive floating pay fixed swaps	50	—	9	(11)
Receive fixed pay floating swaps	2,782	185	(191)	633
GLWB embedded derivative	9,816	(822)	(418)	(1,328)
Total	$13,753	$(636)	$(585)	$(718)
(1)Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2021 and 2020.
(2)Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

	Notional Amount	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference Index Equity Level
			+10%	–10%
	(Dollars In Millions)
2021
Futures	$355	$5	$33	$(23)
Options	15,897	289	364	295
Receive floating pay asset swaps	1,165	(36)	(168)	95
Receive asset pay floating swaps	242	5	25	(14)
GLWB embedded derivative	9,899	(475)	(364)	(612)
FIA embedded derivative	4,770	(595)	(650)	(535)
IUL embedded derivative	459	(269)	(274)	(254)
Total	$32,787	$(1,076)	$(1,034)	$(1,048)

2020 (Recast)
Futures	$393	$(1)	$3	$(4)
Options	12,707	307	308	320
Receive floating pay asset swaps	1,000	(13)	(114)	89
Receive asset pay floating swaps	161	—	12	(10)
GLWB embedded derivative	9,816	(822)	(692)	(977)
FIA embedded derivative	4,224	(573)	(619)	(517)
IUL embedded derivative	357	(201)	(205)	(190)
Total	$28,658	$(1,303)	$(1,307)	$(1,289)
The following table sets forth the notional amount and fair value of our currency risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an Immediate +/– 10% Change in the Underlying Reference in Currency Level
	Notional Amount	Fair Value as of December 31,
			+10%	–10%
	(Dollars In Millions)
2021
Futures	$185	$(2)	$(20)	$17
Receive fixed pay fixed swaps	117	(13)	(1)	(25)
	$302	$(15)	$(21)	$(8)
2020
Futures	$265	$(4)	$(30)	$23
Receive fixed pay fixed swaps	117	(10)	3	(24)
	$382	$(14)	$(27)	$(1)

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
Our stable value contract and annuity products tend to be more sensitive to market risks than our non-annuity products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, as of December 31, 2021, $8.3 billion of our stable value contracts have no early termination rights.
As of December 31, 2021, we had $8.5 billion of stable value product account balances with an estimated fair value of $8.6 billion (using discounted cash flows) and $15.8 billion of annuity account balances with an estimated fair value of $16.4 billion (using discounted cash flows). As of December 31, 2020, we had $6.1 billion of stable value product account balances with an estimated fair value of $6.2 billion (using discounted cash flows) and $15.5 billion of annuity account balances with an estimated fair value of $16.1 billion (using discounted cash flows).
The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

	Fair Value as of December 31,	Fair Value Resulting From an Immediate +/– 100 bps Change in the Underlying Reference Interest Rates
		+100 bps	–100 bps
	(Dollars In Millions)
2021
Stable value product account balances	$8,598	$8,391	$8,806
Annuity account balances	16,393	16,155	16,632

2020
Stable value product account balances	$6,231	$6,089	$6,373
Annuity account balances	16,092	15,860	16,325
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

The tables below present account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary
December 31, 2021
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$14	$982	$2,709	$3,705
>2% - 3%	5,615	628	1,093	7,336
>3% - 4%	7,328	384	37	7,749
>4% - 5%	2,173	480	84	2,737
>5% - 6%	309	—	—	309
Subtotal	15,439	2,474	3,923	21,836
Fixed Annuities
1%	$316	$1,128	$1,685	$3,129
>1% - 2%	482	192	2,167	2,841
>2% - 3%	1,340	46	1	1,387
>3% - 4%	253	—	—	253
>4% - 5%	244	—	—	244
Subtotal	2,635	1,366	3,853	7,854
Total	$18,074	$3,840	$7,776	$29,690

Percentage of Total	61%	13%	26%	100%

Credit Rate Summary
December 31, 2020
Minimum Guaranteed Interest Rate Account Value	At MGIR	1 - 50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
2%	$—	$143	$2,176	2,319
>2% - 3%	4,032	1,482	1,244	6,758
>3% - 4%	9,487	472	36	9,995
>4% - 5%	2,261	386	172	2,819
>5% - 6%	316	—	—	316
Subtotal	16,096	2,483	3,628	22,207
Fixed Annuities
1%	$273	$654	$1,975	$2,902
>1% - 2%	517	215	2,185	2,917
>2% - 3%	1,436	52	4	1,492
>3% - 4%	265	—	—	265
>4% - 5%	251	—	—	251
Subtotal	2,742	921	4,164	7,827
Total	$18,838	$3,404	$7,792	$30,034

Percentage of Total	63%	11%	26%	100%

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

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For The Years Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Revenues
Gross premiums and policy fees	$4,222	$4,003	$4,056
Reinsurance ceded	(1,320)	(1,027)	(1,508)
Net premiums and policy fees	2,902	2,976	2,548
Net investment income	2,982	2,889	2,825
Net gains (losses) - investments and derivatives	150	(235)	(59)
Other income	379	538	417
Total revenues	6,413	6,168	5,731
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2021 - $1,423; 2020 - $883; 2019 - $1,244)	4,924	4,901	4,256
Amortization of deferred policy acquisition costs and value of business acquired	309	208	176
Other operating expenses, net of reinsurance ceded: (2021 - $223; 2020 - $229; 2019 - $230)	680	782	775
Goodwill impairment	129	—	—
Total benefits and expenses	6,042	5,891	5,207
Income before income tax	371	277	524
Income tax expense (benefit)
Current	132	118	387
Deferred	(46)	(75)	(290)
Total income tax expense	86	43	97
Net income	$285	$234	$427

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Net income	$285	$234	$427
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2021 - $(294); 2020 - $544; 2019 - $756)	(1,105)	2,048	2,844
Reclassification adjustment for investment amounts included in net income, net of income tax: (2021 - $(11); 2020 - $17; 2019 - $(3))	(41)	63	(11)
Change in net unrealized gains (losses) for which a credit loss has been recognized in net income, net of income tax: (2021 - $—; 2020 - $6)	(1)	24	—
Change in net unrealized (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2019 - $(1))	—	—	(4)
Change in accumulated (loss) gain - derivatives, net of income tax: (2021 - $—; 2020 - $(1); 2019 - $(3))	—	(2)	(10)
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2021 - $—; 2020 - $1; 2019 - $—)	1	2	2
Total other comprehensive income (loss)	(1,146)	2,135	2,821
Total comprehensive income (loss)	$(861)	$2,369	$3,248

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
		(Recast)
	(Dollars In Millions)
Assets
Fixed maturities, at fair value (amortized cost: 2021 - $68,055; 2020 - $65,696; allowance for credit losses: 2021 - $1; 2020 - $23)	$73,048	$72,595
Equity securities, at fair value (cost: 2021 - $804; 2020 - $635)	828	667
Commercial mortgage loans, net of allowance for credit losses (2021 - $103; 2020 - $222)	10,863	10,006
Policy loans	1,527	1,593
Other long-term investments	3,646	3,251
Short-term investments	862	462
Total investments	90,774	88,574
Cash	390	656
Accrued investment income	704	707
Accounts and premiums receivable	121	127
Reinsurance receivables, net of allowance for credit losses (2021 - $92; 2020 - $94)	4,543	4,596
Deferred policy acquisition costs and value of business acquired	3,869	3,420
Goodwill	697	826
Other intangibles, net of accumulated amortization (2021 - $368; 2020 - $312)	491	540
Property and equipment, net of accumulated depreciation (2021 - $79; 2020 - $61)	203	204
Other assets	267	271
Assets related to separate accounts
Variable annuity	13,648	12,378
Variable universal life	1,982	1,286
Reinsurance assumed	13,883	13,325
Total assets	$131,572	$126,910

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	As of December 31,
	2021	2020
		(Recast)
	(Dollars In Millions)
Liabilities
Future policy benefits and claims	$54,064	$54,107
Unearned premiums	845	782
Total policy liabilities and accruals	54,909	54,889
Stable value product account balances	8,526	6,056
Annuity account balances	15,846	15,478
Other policyholders’ funds	1,820	1,865
Other liabilities	5,084	5,623
Deferred income taxes	1,428	1,779
Subordinated debt	110	110
Secured financing liabilities	1,572	496
Liabilities related to separate accounts
Variable annuity	13,648	12,378
Variable universal life	1,982	1,286
Reinsurance assumed	13,883	13,325
Total liabilities	118,808	113,285
Commitments and contingencies - Note 15
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2; Liquidation preference: $2	—	—
Common Stock, $1 par value, shares authorized and issued: 2021 and 2020 - 5,000	5	5
Additional paid-in-capital	8,525	8,525
Retained earnings	1,832	1,547
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2021 - $641; 2020 - $946)	2,412	3,558
Net unrealized losses on investments for which a credit loss has been recognized in earnings, net of income tax: (2021 - $(1); 2020 - $(1))	(3)	(2)
Accumulated loss - derivatives, net of income tax: (2021 - $(2); 2020 - $(2))	(7)	(8)
Total shareowner’s equity	12,764	13,625
Total liabilities and shareowner’s equity	$131,572	$126,910

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Millions)
Balance, December 31, 2018 (Recast)	$—	$5	$7,555	$1,074	$(1,408)	$7,226
Net income				427		427
Other comprehensive income					2,821	2,821
Comprehensive income						3,248
Cumulative effect adjustments				(50)		(50)
Capital contributions from parent			850			850
Balance, December 31, 2019 (Recast)	$—	$5	$8,405	$1,451	$1,413	$11,274
Net income				234		234
Other comprehensive income					2,135	2,135
Comprehensive income						2,369
Cumulative effect adjustments				(138)		(138)
Capital contributions from parent			120			120
Balance, December 31, 2020 (Recast)	$—	$5	$8,525	$1,547	$3,548	$13,625
Net income				285		285
Other comprehensive loss					(1,146)	(1,146)
Comprehensive loss						(861)
Balance, December 31, 2021	$—	$5	$8,525	$1,832	$2,402	$12,764

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Cash flows from operating activities
Net income	$285	$234	$427
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net losses (gains) - investments and derivatives	(150)	235	59
Amortization of deferred acquisition costs and value of business acquired	309	208	176
Capitalization of deferred acquisition costs	(550)	(459)	(408)
Depreciation and amortization expense	77	79	74
Deferred income tax	(46)	(75)	(290)
Accrued income tax	(86)	35	7
Interest credited to universal life and investment products	1,520	1,593	1,343
Goodwill impairment	129	—	—
Trading securities purchases, sales, and maturities, net	10	(139)	97
Other, net	(33)	—	—
Change in:
Policy fees assessed on universal life and investment products	(1,834)	(1,798)	(1,729)
Reinsurance receivables	52	135	115
Accrued investment income and other receivables	(12)	34	(3)
Policy liabilities and other policyholders’ funds of traditional life and health products	(487)	(1,076)	(544)
Amortization of premiums and accretion of discounts on investments and commercial mortgage loans	245	382	319
Other liabilities	39	648	347
Other, net	(22)	19	188
Net cash (used in) provided by operating activities	(554)	55	178

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	5,859	5,281	1,983
Sale of investments, available-for-sale	3,106	6,248	4,246
Cost of investments acquired, available-for-sale	(11,749)	(13,902)	(6,427)
Commercial mortgage loans:
New loan originations	(2,182)	(1,611)	(1,323)
Repayments	1,415	749	1,017
Change in investment real estate, net	—	—	(3)
Change in policy loans, net	66	82	65
Change in other long-term investments, net	(323)	132	(36)
Purchase of other long-term investments	(500)	—	—
Change in short-term investments, net	(393)	870	(611)
Net unsettled security transactions	86	141	(185)
Purchase of property, equipment, and intangibles	(29)	(29)	(33)
Payment for business acquisitions, net of cash acquired	—	—	(816)
Net cash used in investing activities	(4,644)	(2,039)	(2,123)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	—	(330)	—
Secured financing liabilities	1,076	160	(160)
Capital contributions from PLC	—	120	850
Deposits to universal life and investments contracts	7,830	6,627	5,184
Withdrawals from universal life and investment contracts	(3,924)	(4,147)	(3,866)
Other financing activities, net	(50)	(3)	(1)
Net cash provided by financing activities	4,932	2,427	2,007
Change in cash	(266)	443	62
Cash at beginning of period	656	213	151
Cash at end of period	$390	$656	$213

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
During 2020, the Company identified $63 million of certain reclassifications needed to appropriately present amounts related to reinsured vehicle service contracts. Also during 2020, the Company identified $195 million of certain cash flows presented in its investing and financing activities that were determined to be non-cash items. The Company determined that the reclassifications were not material to the financial statements for any period. These amounts have been corrected in the consolidated balance sheets, statements of income, and statements of cash flows for the year ended December 31, 2020 and 2019.
Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of PLC through December 31, 2020. On January 1, 2021, Shades Creek was merged with and into the Company, with the Company being the surviving entity. The Company accounted for the transaction pursuant to Accounting Standards Codification (“ASC”) 805-50 “Transactions between Entities under Common Control”. The transferred assets and liabilities of Shades Creek were recorded by the Company at their carrying value at the date of transfer. In accordance with ASC 805-50, all prior financial information has been recast to reflect this transaction as of the earliest period presented under common control, January 1, 2019.

The following table presents the changes as a result of the merger of the entity under common control to previously reported amounts in the audited consolidated statements of operations for the years ended December 31, 2020 and 2019 included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

For The Year Ended December 31, 2020	As Reported	Common Control Entity	Total (Recast)
	(In Millions)
Net income	$342	$(108)	$234
Total comprehensive income	$2,471	$(102)	$2,369

For The Year Ended December 31, 2019
Net income	$553	$(126)	$427
Total comprehensive income	$3,365	$(117)	$3,248

Beginning in the first quarter of 2020, the outbreak of COVID-19 created significant economic and social disruption and impacted various operational and financial aspects of the Company’s business. Certain impacts from COVID-19 continued into 2021, including increased claims in both the life insurance and annuity blocks. In addition, the Asset Protection segment had a reduction in sales in the second half of 2021 due to supply chain issues. The pandemic may continue to impact the Company’s earnings based on, amongst other factors, the volume and severity of claims related to COVID-19 and the financial disruption caused by the pandemic, which could impact the Company’s investment portfolio.

Entities Included
The consolidated financial statements include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and related amortization periods, goodwill recoverability, value of business acquired (“VOBA”), certain investments and certain derivatives fair values, the allowance for credit losses, other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provisions for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.
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
Net gains (losses) - investments and derivatives
Net gains (losses) - investments and derivatives includes realized gains and losses from the sale of investments, which are calculated on the basis of specific identification on the trade date. It also includes gains and losses associated with the fair value changes of equity securities and net credit losses. In addition, it includes the gains and losses on free-standing and embedded derivatives.
Other Income
Other income consists primarily of advisory and administration service fees assessed on investment contract holder account values, marketing and distribution fees, rider charges associated with guaranteed benefits, distribution company revenues and other fees. In addition, any gains related to final settlements related to its acquisitions are included in other income.
Balance Sheet
Valuation of Investment Securities
The Company determines the appropriate classification of investment securities at the time of purchase and periodically re-evaluates such designations. Investment securities are classified as either trading, available-for-sale, or held-to-maturity securities. Investment securities classified as trading are recorded at fair value with changes in fair value recorded in net gains (losses) - investments and derivatives. Investment securities purchased for long term investment purposes are classified as available-for-sale and are recorded at fair value with changes in unrealized gains and losses, net of taxes, reported as a component of other comprehensive income (loss). Investment securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity and are reported at amortized cost. Interest income on available-for-sale and held-to-maturity securities includes the amortization of premiums and accretion of discounts and are recorded in investment income. As of December 31, 2020, the Company no longer held any held-to-maturity securities.
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

For securities which the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost basis, analysis of expected cash flows is used to measure the amount of the credit loss. To the extent the amortized cost basis of the security exceeds the present value of future cash flows expected to be collected, this difference represents a credit loss. Credit losses are recorded in net gains (losses) - investments and derivatives with a corresponding adjustment to the allowance for credit losses, except that the credit loss recognized cannot exceed the difference between the book value and fair value of the security as of the date of the analysis. In future periods, recoveries in the present value of expected cash flows are recorded as a reversal of the previously recognized allowance for credit losses with an offsetting adjustment to net gains (losses) - investments and derivatives. The Company considers contractual cash flows and all known market data related to cash flows when developing its estimates of expected cash flows. The Company uses the effective interest rate implicit in the security at the date of acquisition to discount expected cash flows. For floating rate securities, the Company’s policy is to lock in the interest rate at the first instance of an impairment. Estimates of expected cash flows are not probability-weighted but reflect the Company’s best estimate based on past events, current conditions, and reasonable and supportable forecasts of future events. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in net gains (losses) - investments and derivatives.

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

Corporate-Owned Life Insurance

The Company has purchased corporate-owned life insurance (“COLI”) on the lives of certain employees. COLI is carried at the cash surrender value of the policies, which is based upon the underlying fair value of the portfolio of assets. Changes in the cash surrender value are reported currently in earnings. COLI is included in other long-term investments on the Company’s balance sheet and the cash surrender value was $710 million and $179 million as of December 31, 2021 and 2020, respectively.
Derivative Financial Instruments
The Company records its derivative financial instruments at fair value in the consolidated balance sheet in other long-term investments and other liabilities. The Company designates derivatives as either a cash flow hedge which hedges the variability of cash flows specific to a recognized asset or liability or forecasted transaction; a fair value hedge, which hedges the fair value of a recognized asset or liability or unrecognized firm commitment; or a derivative that does not qualify for hedge accounting. The Company assesses the effectiveness of a hedge at its inception and subsequently on a quarterly basis. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged item impacts earnings. For fair value hedges, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net gains (losses) - investments and derivatives. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship in net gains (losses) - investments and derivatives. For additional information, refer to Note 6, Derivative Financial Instruments.
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

Allowance for Credit Losses – Commercial Mortgage Loans and Unfunded Commitments

Effective January 1, 2020, the ACL represents the Company’s best estimate of expected credit losses over the contractual term of the loans. The allowance for credit losses for unfunded loan commitments is recognized as a component of other liabilities on the consolidated condensed balance sheet. Changes in the allowance for credit losses for both funded and unfunded commercial mortgage loans are recognized in net gains (losses) - investments and derivatives. Prior to January 1, 2020, the Company calculated a valuation allowance based on the analysis of specific loans that were believed to have a higher risk of credit impairment consistent with the applicable guidance for loan impairments in ASC Subtopic 310.

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
Cash
Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued from a particular bank but not yet presented for payment may create negative book cash balances with the bank at certain reporting dates. Such negative balances are included in other liabilities and were $178 million and $185 million as of December 31, 2021 and 2020, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.
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
The Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.00% to 7.86%) the Company expects to experience in future periods when determining the present value of estimated gross profits (“EGPs”). These assumptions are best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, DAC is also impacted by unrealized investment gains (losses) which would have been recognized if such gains and losses had been realized. The Company includes the impact of these credits or charges, net of tax, in accumulated other comprehensive income (“AOCI”).
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
Other intangible assets recognized by the Company included the following:

	As of December 31,		Estimated
	2021	2020	Useful Life
	(Dollars In Millions)		(In Years)
Distribution relationships	$314	$340	14-22
Trade names	58	65	13-17
Technology	56	71	7-14
Other	31	32
Total intangible assets subject to amortization	459	508

Insurance licenses	32	32	Indefinite
Total other intangible assets	$491	$540
Other identified intangible assets were valued using the excess earnings method, relief from royalty method or cost approach, as appropriate.

Amortizable intangible assets will be amortized straight line over their assigned useful lives. The following is a schedule of future estimated aggregate amortization expense:

Year	Amount
(Dollars In Millions)
2022	$54
2023	51
2024	48
2025	43
2026	43
Property and Equipment
The Company depreciates its assets using the straight-line method over the estimated useful lives of the assets. The Company’s home office is depreciated over twenty-five years, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and computers are depreciated over a four year useful life. Land is not depreciated. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income. Leases are recorded on the balance sheet as right-of-use assets and liabilities within property and equipment and other liabilities, respectively.
Property and equipment consisted of the following:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Home office building	$160	$159
Data processing equipment	39	36
Capital leases	36	25
Other, principally furniture and equipment	22	20
Total property and equipment subject to depreciation	257	240
Accumulated depreciation	(79)	(61)
Land	25	25
Total property and equipment	$203	$204
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
The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts. Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2021 and 2020, the Company had $6,573 million and $4,032 million, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to twelve years.
As of December 31, 2021, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Millions)
2022	$2,559
2023 - 2024	3,551
2025 - 2026	1,347
Thereafter	1,069
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
Guaranteed Living Withdrawal Benefits
The Company also establishes reserves for guaranteed living withdrawal benefits (“GLWB”) on its variable annuity (“VA”) products. The GLWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the embedded derivative to be recorded at fair value using current interest rates and implied volatilities for the equity indices. The fair value of the GLWB is impacted by equity market conditions and can result in the GLWB embedded derivative being in an overall net asset or net liability position. In times of favorable equity market conditions the likelihood and severity of claims is reduced and expected fee income increases. Since claims are generally expected later than fees, these favorable equity market conditions can result in the present value of fees being greater than the present value of claims, which results in a net GLWB embedded derivative asset. In times of unfavorable equity market conditions the likelihood and severity of claims is increased and expected fee income decreases and can result in the present value of claims exceeding the present value of fees resulting in a net GLWB embedded derivative liability. The methods used to estimate the embedded derivative employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2021 and 2020, our net GLWB liability held was $475 million and $822 million, respectively.
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
If it is determined that it is more likely than not that impairment exists, the Company performs a quantitative assessment and compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting unit in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. See Note 10, Goodwill for additional information on the Company’s annual impairment review.
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

The Company evaluates the recoverability of the Company’s deferred tax assets and establishes a valuation allowance, if necessary, to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

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
Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2021, range from approximately 2.50% to 5.50%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.
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
Universal Life and Investment Products
Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 1.0% to 8.75% and investment products ranged from 0.05% to 9.81% in 2021.
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
The Company currently markets a deferred fixed annuity with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in net gains (losses) - investments and derivatives. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 5, Fair Value of Financial Instruments. The host contract is accounted for as a universal life (“UL”) type insurance contract in accordance with ASC Topic 944 -Financial Services—Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method.
The Company markets universal life products with a guaranteed minimum interest rate plus a contingent return based on equity market performance and the products are considered hybrid financial instruments under the FASB’s ASC Topic 815 - Derivatives and Hedging. The Company has not elected to value these indexed universal life (“IUL”) products at fair value prior to the Merger date. As a result, the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in net gains (losses) - investments and derivatives. For more information regarding the determination of fair value of the IUL embedded derivative refer to Note 5, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 - Financial Services - Insurance and is recorded in Future policy benefits and claims with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accrued interest and benefit claims incurred during the period.
The Company’s accounting policies with respect to variable universal life (“VUL”) and VA are identical to those noted above for universal life and investment products except that policy account balances (excluding account balances that earn a fixed rate) are valued at fair value and reported as components of assets and liabilities related to separate accounts.
The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its VA products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age-based mortality from the Ruark 2015 ALB table adjusted for company experience. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. A portion of the Company’s GMDB is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2021 and 2020, the GMDB reserve was $38 million and $43 million.
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
The Company determines its “cost of reinsurance” to include amounts paid to the reinsurer (ceded premiums) net of amounts reimbursed by the reinsurer (in the form of allowances). As noted within ASC 944, Financial Services—Insurance Topic, “The difference, if any, between amounts paid for a reinsurance contract and the amount of the liabilities for policy benefits relating to the underlying reinsured contracts is part of the estimated cost to be amortized.” The Company’s policy is to amortize the cost of reinsurance over the life of the underlying reinsured contracts (for long-duration policies) in a manner consistent with the way in which benefits and expenses on the underlying contracts are recognized. For the Company’s long-

duration contracts, it is the Company’s practice to defer reinsurance allowances as a component of the cost of reinsurance and recognize the portion related to the recovery of acquisition costs as a reduction of applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense in proportion to net revenue recognized. The remaining balance of reinsurance allowances are included as a component of the cost of reinsurance and those allowances which are allocable to the current period are recorded as an offset to operating expenses in the current period consistent with the recognition of benefits and expenses on the underlying reinsured contracts. This practice is consistent with the Company’s practice of capitalizing direct expenses (e.g. commissions), and results in the recognition of reinsurance allowances on a systematic basis over the life of the reinsured policies on a basis consistent with the way in which acquisition costs on the underlying reinsured contracts would be recognized. In some cases reinsurance allowances allocable to the current period may exceed non-deferred direct costs, which may cause net other operating expenses (related to specific contracts) to be negative.
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
Reinsurance assets and liabilities related to agreements with funds withheld at interest where no net risk is retained by the Company are presented on a net basis. Reinsurance receivables were presented net of approximately $2.3 billion in reinsurance liabilities as of December 31, 2021 and 2020, respectively.
Allowance for Credit Losses - Reinsurance Receivables
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
As of December 31, 2021 and 2020, the Reinsurance ACL was $92 million and $94 million, respectively. There were no write-offs or recoveries during the year ended December 31, 2021 and 2020.
The Company had total reinsurance receivables of $4.5 billion as of December 31, 2021, which includes both ceded policy benefit reserves and receivables for claims. Receivables for claims represented approximately 11% of total reinsurance receivables as of December 31, 2021. Receivables for claims are short-term in nature, and generally carry minimal credit risk. Of reserves ceded as of December 31, 2021, approximately 84% were receivables from reinsurers rated by A.M. Best Company. Of the total rated by A.M. Best, 54% were rated A+ or better, 16% were rated A, and 30% were rated A- or lower. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers, on an ongoing basis. Certain of the Company’s reinsurance receivables are supported by letters of credit, funds held or trust agreements.

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
Amortization of deferred acquisition cost and value of business acquired reflects the amortization of capitalized reinsurance allowances representing recovery of acquisition costs. Ceded amortization decreases reinsurance cost.
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
Accounting Pronouncements Recently Adopted
ASU No. 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update remove certain exceptions to the general principles in Topic 740 related to intraperiod tax allocations, interim tax calculations, and outside basis differences. The amendments also clarify and amend guidance in certain other areas of Topic 740 in order to eliminate diversity in practice. The amendments in this Update became effective for public business entities in fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update did not have a material impact on the Company’s operations and financial results.

Accounting Pronouncements Not Yet Adopted

ASU No. 2018-12 - Financial Services - Insurance (Topic 944): Targeted Improvements to Accounting for Long-Duration Contracts. The amendments in this Update are designed to make improvements to the existing recognition, measurement, presentation, and disclosure requirements for certain long-duration contracts issued by an insurance company. The new amendments require insurance entities to provide a more current measure of the liability for future policy benefits for traditional and limited-payment contracts by regularly refining the liability for actual past experience and updated future assumptions. This differs from current requirements where assumptions are locked-in at contract issuance for these contract types. In addition, the updated liability will be discounted using an upper-medium grade (low-credit-risk) fixed income instrument yield that reflects the characteristics of the liability which differs from currently used rates based on the invested assets supporting the liability. In addition, the amendments introduce new requirements to assess market-based insurance contract options and guarantees for Market Risk Benefits and measure them at fair value. This Update also requires insurance entities to amortize deferred acquisition costs on a constant-level basis over the expected life of the contract. Finally, this Update requires new disclosures including liability rollforwards and information about significant inputs, judgments, assumptions, and methods used in the measurement. In November 2020, FASB issued ASU No. 2020-11 - Financial Services - Insurance (Topic 944); Effective Date and Early Application which deferred the effective date until the year ending December 31, 2025. The Company is currently reviewing its policies, processes, and applicable systems to determine the impact this standard will have on its operations and financial results.

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
In conjunction with the Captive Merger, Golden Gate and Steel City, LLC (“Steel City”), a wholly owned subsidiary of PLC, terminated the financing facility into which Golden Gate and Steel City had entered in 2016. This termination included redeeming the fixed maturity securities issued by Steel City to Golden Gate and the non-recourse funding obligation issued by

Golden Gate to Steel City. This non cash transaction resulted in a reduction to the carrying value of fixed maturities, at amortized cost on the balance sheet as well as a reduction to the carrying value of non-recourse funding obligations on the balance sheet of $1,858 million. These redemptions did not have an impact on income before taxes. Refer to Note 4, Investment Operations and Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

In conjunction with the Captive Merger, Golden Gate II redeemed the full outstanding principal amount of floating rate non-recourse funding obligations due July 15, 2052. These non-recourse funding obligations were previously marked to fair value in conjunction with the Merger. The redemption required the acceleration of the accretion of the discount associated with the non-recourse funding obligation. The impact of this non-cash acceleration was a $54 million reduction to income before taxes for the year ended December 31, 2020. Additionally, this redemption required a $330 million cash payment, of which $21 million was held by external parties and $309 million was held by nonconsolidated affiliates, to third parties in order to settle the outstanding principal associated with the non-recourse funding obligation. Refer to Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

Also in conjunction with the Captive Merger, Golden Gate V and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary of the Company, terminated the financing facility into which Golden Gate V and Red Mountain had entered into in 2012. This termination included redeeming the $822 million of fixed maturity securities issued by Red Mountain to Golden Gate V and the $806 million of non-recourse funding obligation issued by Golden Gate V to Red Mountain. As a result of these redemptions, the amortization of premiums recorded against the fixed maturities and non-recourse funding obligations which were previously marked to fair value in conjunction with the Merger was accelerated. The net impact of this non-cash acceleration of amortization was a $16 million reduction to income before taxes for the year ended December 31, 2020. This net impact was comprised of a reduction to net investment income of $72 million and a reduction to other operating expenses of $56 million. Refer to Note 4, Investment Operations and Note 14, Debt and Other Obligations, for additional detail around the impacted balances.

Also in conjunction with the Captive Merger, the interest support and YRT premium support agreements that were entered into with PLC by certain of the Company’s affiliates were terminated. As discussed in Note 5, Fair Value of Financial Instruments, these agreements met the definition of a derivative financial instrument and were accounted for at fair value in the consolidated financial statements. PLC settled its obligation under these agreements during the fourth quarter of 2020 and made a payment of $135 million to Golden Gate.

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
On June 3, 2019, the Company and PLAIC completed the Transaction (the “GWL&A Closing”). Pursuant to the GWL&A Master Transaction Agreement, the Company and PLAIC entered into reinsurance agreements (the “GWL&A Reinsurance Agreements”) and related ancillary documents at the GWL&A Closing. On the terms and subject to the conditions of the GWL&A Reinsurance Agreements, the Sellers ceded to the Company and PLAIC, effective as of the date of the GWL&A Closing, substantially all of the insurance policies related to the Individual Life Business on a 100% indemnity basis net of reinsurance recoveries. The aggregate ceding commission for the reinsurance of the Individual Life Business paid at the

GWL&A Closing was $766 million. All policies issued in states other than New York were ceded to the Company under reinsurance agreements between the applicable Seller and the Company, and all policies issued in New York were ceded to PLAIC under a reinsurance agreement between GWL&A of NY and PLAIC. On October 30, 2020, the Company reached a final settlement on all of the remaining pending items from the closing balance sheet. As the one year purchase price measurement period had concluded, the Company recognized $94 million in other income during the quarter ended December 31, 2020 related to the final settlement. Of the $94 million, $24 million was a cash settlement and $70 million resulted from reserve adjustments. To support its obligations under the GWL&A Reinsurance Agreements, the Company established trust accounts for the benefit of GWL&A, CLAC and GWL, and PLAIC established a trust account for the benefit of GWL&A of NY. The Sellers retained a block of participating policies, which are administered by the Company.
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

Fair Value as of June 1, 2019
(Dollars In Millions)
ASSETS
Fixed maturities	$8,698
Commercial mortgage loans	1,386
Policy loans	44
Other long-term investments	1,522
Total investments	11,650
Cash	35
Accrued investment income	101
Reinsurance receivables	—
Accounts and premiums receivable	2
Value of business acquired	535
Other intangibles	21
Other assets	6
Assets related to separate accounts	9,583
Total assets	21,933
LIABILITIES
Future policy benefits and claims	$11,022
Annuity account balances	220
Other policyholders’ funds	220
Other liabilities	75
Liabilities related to separate accounts	9,583
Total liabilities	21,120
NET ASSETS ACQUIRED	$813
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

	Unaudited
	For The Year Ended December 31,
	(Recast)
	2019	2018
	(Dollars In Millions)
Revenue	$6,165	$5,592
Net income	$444	$253
4.      INVESTMENT OPERATIONS
Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Fixed maturities	$2,513	$2,481	$2,471
Equity securities	27	24	31
Commercial mortgage loans	505	443	389
Investment real estate	1	1	1
Other investment income	156	139	119
	3,202	3,088	3,011
Investment expenses	220	199	186
Net investment income	$2,982	$2,889	$2,825
Net gains (losses) - investments and derivatives are summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Realized gains (losses) - investments, net
Fixed maturities	$46	$46	$48
Equity securities	4	—	(3)
Other investments	20	45	9
Total realized gains (losses) - investments, net	70	91	54
Modco trading portfolio	(103)	130	243
Equity securities	(8)	13	50
Change in net expected credit losses - fixed maturities(1)	6	(125)	—
Net impairment losses recognized in operations(2)	—	—	(34)
Commercial mortgage loans	137	(149)	(4)
Gains (losses) - derivatives, net(3)	48	(195)	(368)
Net gains (losses) - investments and derivatives	$150	$(235)	$(59)

(1) Represents net credit losses recognized under FASB ASC 326
(2) Represents other-than-temporary impairment losses recognized in prior periods under FASB ASC 320
(3) Refer to Note 6, Derivative Financial Instruments
The chart below summarizes the sales proceeds and gains (losses) realized on securities classified as AFS.

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Securities in an unrealized gain position:
Sales proceeds	$1,537	$2,000	$2,514
Realized gains	$47	$51	$62

Securities in an unrealized loss position:
Sales proceeds	$35	$34	$547
Realized losses	$(1)	$(5)	$(14)

The net gains (losses) from equity securities still held at period end, was ($8) million, $13 million, $50 million for the year ended December 31, 2021, 2020, and 2019, respectively. The Company recognized gains (losses) of $4 million and ($3) million on equity securities sold during the period for the year ended December 31, 2021 and 2020, respectively and immaterial gains for the year ended December 31, 2020.

The amortized cost, gross unrealized gains, gross unrealized losses, allowance for expected credit losses, and fair value of the Company’s investments classified as AFS are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Dollars In Millions)
As of December 31, 2021
Fixed maturities:(1)
Residential mortgage-backed securities	$6,876	$31	$(102)	$—	$6,805
Commercial mortgage-backed securities	2,239	75	(7)	—	2,307
Other asset-backed securities	1,391	31	(2)	—	1,420
U.S. government-related securities	821	12	(25)	—	808
Other government-related securities	680	75	(2)	—	753
States, municipals, and political subdivisions	3,747	410	(1)	—	4,156
Corporate securities	49,211	4,645	(156)	(1)	53,699
Redeemable preferred stocks	297	10	—	—	307
	65,262	5,289	(295)	(1)	70,255
Short-term investments	780	—	—	—	780
	$66,042	$5,289	$(295)	$(1)	$71,035

(1) Included in the total above, as of December 31, 2021, the Company had public utility securities that had an amortized cost and fair value of $6.5 billion and $7.0 billion, respectively and foreign government securities that had an amortized cost and fair value of $620 million and $687 million, respectively.

As of December 31, 2020 (Recast)
Fixed maturities:(2)
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

(2) Included in the total above, as of December 31, 2020, the Company had public utility securities that had an amortized cost and fair value of $6.3 billion and $7.0 billion, respectively and foreign government securities that had an amortized cost and fair value of $557 million and $644 million, respectively.

The Company holds certain investments pursuant to certain modified coinsurance (“Modco”) arrangements. The fixed maturities, equity securities, and short-term investments held as part of these arrangements are classified as trading securities. The fair value of the investments held pursuant to these Modco arrangements are as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Fixed maturities:(1)
Residential mortgage-backed securities	$133	$209
Commercial mortgage-backed securities	209	214
Other asset-backed securities	185	163
U.S. government-related securities	33	91
Other government-related securities	64	30
States, municipals, and political subdivisions	286	282
Corporate securities	1,875	1,860
Redeemable preferred stocks	8	13
	2,793	2,862
Equity securities	13	20
Short-term investments	82	76
	$2,888	$2,958

(1) Included in the total above, as of December 31, 2021, the Company had public utility and foreign government securities that had a fair value of $134 million and $44 million, respectively and as of December 31, 2020, the Company had public utility and foreign government securities that had a fair value of $144 million and $30 million, respectively.

The amortized cost and fair value of available-for-sale fixed maturities as of December 31, 2021, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale
	Amortized Cost	Fair Value
	(Dollars In Millions)
Due in one year or less	$1,707	$1,719
Due after one year through five years	11,046	11,453
Due after five years through ten years	15,434	16,135
Due after ten years	37,075	40,948
	$65,262	$70,255

The following chart is a rollforward of the allowance for expected credit losses on fixed maturities classified as AFS:

	For The Year Ended December 31, 2021				For The Year Ended December 31, 2020
	Corporate Securities	CMBS	ABS	Total	Corporate Securities	CMBS	ABS	Total
	(Dollars In Millions)				(Dollars In Millions)
Beginning Balance	$18	$4	$1	$23	$—	$—	$—	$—
Additions for securities for which an allowance was not previously recorded	—	—	—	—	62	4	1	67
Adjustments on previously recorded allowances due to change in expected cash flows	(1)	(4)	—	(5)	20	—	1	21
Reductions on previously recorded allowances due to disposal of security in the current period	—	—	(1)	(1)	(1)	—	(1)	(2)
Write-offs of previously recorded allowances due to intent or requirement to sell	(16)	—	—	(16)	(63)	—	—	(63)
Ending Balance	$1	$—	$—	$1	$18	$4	$1	$23
The following table includes the gross unrealized losses and fair value of the Company’s AFS fixed maturities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars In Millions)
Residential mortgage-backed securities	$4,615	$(102)	$15	$—	$4,630	$(102)
Commercial mortgage-backed securities	129	(1)	88	(6)	217	(7)
Other asset-backed securities	249	(1)	47	(1)	296	(2)
U.S. government-related securities	306	(13)	158	(12)	464	(25)
Other government-related securities	76	(2)	—	—	76	(2)
States, municipalities, and political subdivisions	37	(1)	4	—	41	(1)
Corporate securities	4,841	(119)	515	(37)	5,356	(156)
Redeemable preferred stocks	20	—	—	—	20	—
	$10,273	$(239)	$827	$(56)	$11,100	$(295)
The corporate securities category had gross unrealized losses greater than twelve months of $37 million as of December 31, 2021, excluding losses of $1 million that were considered credit related. These losses are deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, interest rate movement, and other pertinent information.
As of December 31, 2021, the Company had a total of 742 positions that were in an unrealized loss position, including 5 positions for which an allowance for credit losses was established. For unrealized losses for which an allowance for credit losses was not established, the Company does not consider these unrealized loss positions to be credit related. This is based on the aggregate factors discussed previously and because the Company has the ability and intent to hold these investments until the fair values recover. The Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

The following table includes the gross unrealized losses and fair value of the Company’s AFS fixed maturities, for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Recast)
	(Dollars In Millions)
Residential mortgage-backed securities	$386	$(1)	$9	$—	$395	$(1)
Commercial mortgage-backed securities	263	(16)	30	(4)	293	(20)
Other asset-backed securities	146	(2)	326	(5)	472	(7)
U.S. government-related securities	311	(3)	1	—	312	(3)
Other government-related securities	19	—	7	(1)	26	(1)
States, municipalities, and political subdivisions	34	(1)	5	—	39	(1)
Corporate securities	1,063	(33)	728	(66)	1,791	(99)
Redeemable preferred stocks	—	—	—	—	—	—
	$2,222	$(56)	$1,106	$(76)	$3,328	$(132)
As of December 31, 2021, the Company had securities in its available-for-sale portfolio which were rated below investment grade with a fair value of $2.5 billion and had an amortized cost of $2.3 billion. In addition, included in the Company’s trading portfolio, the Company held $129 million of securities which were rated below investment grade. The Company held $550 million of the below investment grade securities that were not publicly traded.
The change in unrealized gains (losses), net of allowance for expected credit losses and income taxes, on fixed maturities classified as AFS is summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Fixed maturities	$(1,523)	$3,271	$4,219
The Company held $21 million and $28 million of non-income producing securities for the year ended December 31, 2021 and 2020, respectively.
Included in the Company’s invested assets are $1.5 billion and $1.6 billion of policy loans as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the interest rates on standard policy loans range from 3.0% to 8.0%.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Measurement Category	Level 1	Level 2	Level 3	Total
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$6,765	$40	$6,805
Commercial mortgage-backed securities	4	—	2,127	180	2,307
Other asset-backed securities	4	—	905	515	1,420
U.S. government-related securities	4	411	397	—	808
State, municipalities, and political subdivisions	4	—	4,156	—	4,156
Other government-related securities	4	—	753	—	753
Corporate securities	4	—	52,117	1,582	53,699
Redeemable preferred stocks	4	307	—	—	307
Total fixed maturity securities - AFS		718	67,220	2,317	70,255
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	133	—	133
Commercial mortgage-backed securities	3	—	209	—	209
Other asset-backed securities	3	—	92	93	185
U.S. government-related securities	3	27	6	—	33
State, municipalities, and political subdivisions	3	—	286	—	286
Other government-related securities	3	—	48	16	64
Corporate securities	3	—	1,867	8	1,875
Redeemable preferred stocks	3	8	—	—	8
Total fixed maturity securities - trading		35	2,641	117	2,793
Total fixed maturity securities		753	69,861	2,434	73,048
Equity securities	3	633	40	155	828
Other long-term investments (1)	3&4	59	1,093	295	1,447
Short-term investments	3	683	179	—	862
Total investments		2,128	71,173	2,884	76,185
Cash	3	390	—	—	390
Assets related to separate accounts
Variable annuity	3	13,648	—	—	13,648
Variable universal life	3	1,982	—	—	1,982
Total assets measured at fair value on a recurring basis		$18,148	$71,173	$2,884	$92,205

Liabilities:
Annuity account balances(2)	3	$—	$—	$63	$63
Other liabilities(1)	3&4	20	820	1,939	2,779
Total liabilities measured at fair value on a recurring basis		$20	$820	$2,002	$2,842
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
		(Recast)
		(Dollars In Millions)
Assets:
Fixed maturity securities - AFS
Residential mortgage-backed securities	4	$—	$6,668	$—	$6,668
Commercial mortgage-backed securities	4	—	2,502	32	2,534
Other asset-backed securities	4	—	1,143	435	1,578
U.S. government-related securities	4	1,014	501	—	1,515
State, municipalities, and political subdivisions	4	—	4,420	—	4,420
Other government-related securities	4	—	717	—	717
Corporate securities	4	—	50,675	1,432	52,107
Redeemable preferred stocks	4	125	69	—	194
Total fixed maturity securities - AFS		1,139	66,695	1,899	69,733
Fixed maturity securities - trading
Residential mortgage-backed securities	3	—	209	—	209
Commercial mortgage-backed securities	3	—	214	—	214
Other asset-backed securities	3	—	92	71	163
U.S. government-related securities	3	79	12	—	91
State, municipalities, and political subdivisions	3	—	282	—	282
Other government-related securities	3	—	30	—	30
Corporate securities	3	—	1,842	18	1,860
Redeemable preferred stocks	3	13	—	—	13
Total fixed maturity securities - trading		92	2,681	89	2,862
Total fixed maturity securities		1,231	69,376	1,988	72,595
Equity securities	3	566	—	101	667
Other long-term investments (1)	3&4	52	1,285	298	1,635
Short-term investments	3	403	59	—	462
Total investments		2,252	70,720	2,387	75,359
Cash	3	656	—	—	656
Assets related to separate accounts
Variable annuity	3	12,378	—	—	12,378
Variable universal life	3	1,287	—	—	1,287
Total assets measured at fair value on a recurring basis		$16,573	$70,720	$2,387	$89,680

Liabilities:
Annuity account balances (2)	3	$—	$—	$67	$67
Other liabilities (1)	3&4	14	867	2,239	3,120
Total liabilities measured at fair value on a recurring basis		$14	$867	$2,306	$3,187
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
 The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price 91.87% of the Company’s available-for-sale and trading fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for available-for-sale and trading fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations. When using non-binding independent broker quotations, when available the Company obtains two quotes per security. Where multiple broker quotes are obtained, the Company reviews the quotes and selects the quote that provides the best estimate of the price a market participant would pay for these specific assets in an arm’s length transaction. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.
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
For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value. The Company’s assessment incorporates various metrics (yield curves, credit spreads, prepayment rates, etc.) along with other information available to the Company from both internal and external sources to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the years ended December 31, 2021 and 2020.
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
Asset-Backed Securities
This category mainly consists of RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2021, the Company held $10.2 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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
As of December 31, 2021, the Company held $828 million of Level 3 ABS, which included $735 million of other asset-backed securities classified as available-for-sale and $93 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate. In periods where market activity increases and there are transactions at a price that is not the result of a distressed or forced sale we consider those prices as part of our valuation. If the market activity during a period is solely the result of the issuer redeeming positions we consider those transactions in our valuation, but still consider them to be level three measurements due to the nature of the transaction.
Corporate Securities, Redeemable Preferred Stocks, U.S. Government-Related Securities, States, Municipals, and Political Subdivisions, and Other Government Related Securities
As of December 31, 2021, the Company classified $59.6 billion of corporate securities, redeemable preferred stocks, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings. The Company reviews the methodologies and valuation techniques (including the ability to observe inputs) in assessing the information received from external pricing services and in consideration of the fair value presentation.
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
As of December 31, 2021, the Company classified $1.6 billion of securities as Level 3 valuations. Level 3 securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.
Equities
As of December 31, 2021, the Company held $155 million of equity securities classified as Level 3. Of this total, $148 million represents FHLB stock. The Company believes that the cost of the FHLB stock approximates fair value.
Other Long-Term Investments and Other Liabilities
Derivative Financial Instruments
Other long-term investments and other liabilities include free-standing and embedded derivative financial instruments. Refer to Note 6, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2021, 83.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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
Embedded derivatives are carried at fair value in other long-term investments and other liabilities on the Company’s consolidated balance sheet. The changes in fair value of embedded derivatives are recorded as net gains (losses) - investments and derivatives. Refer to Note 6, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.
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
The balance of the indexed universal life (“IUL”) embedded derivative is impacted by policyholder cash flows associated with the IUL product that are allocated to the embedded derivative in addition to changes in the fair value of the embedded derivative during the reporting period. The fair value of the IUL embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective). For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality factors varying from 43% - 110% that are applied to the base table, which is defined as 90% of 2015 VBT Primary Tables adjusted for 5.5 years of 2020 SOA HMI. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter. Policyholder assumptions are reviewed on an annual basis. As a result of using significant unobservable inputs, the IUL embedded derivative is categorized as Level 3.
The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. Funds withheld arrangements related to such agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in net gains (losses) - investments and derivatives. The fair value of embedded derivatives related to funds withheld under modified coinsurance agreements are a function of the unrealized gains or losses on the underlying assets and are calculated in a manner consistent with the terms of the agreements. The investments supporting certain of these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in net gains (losses) - investments and derivatives. The fair value of embedded derivatives is estimated based on market standard valuation methodology and is considered a Level 3 valuation.
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
As part of the Captive Merger, PLC entered into a new portfolio maintenance agreement with Golden Gate. This agreement meets the definition of a derivative and is accounted for at fair value and is considered Level 3 valuation. The fair value of this derivative is included in Other long-term investments. For information regarding gains on these derivatives please refer to Note 6, Derivative Financial Instruments.
The portfolio maintenance agreement provides that PLC will make payments to Golden Gate in the event of credit losses on investments that exceed defined thresholds. The derivative is valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.
The Funds Withheld derivative results from reinsurance agreements with Protective Life Reinsurance Bermuda LTD, a wholly owned subsidiary of PLC (“PL Re”) where the economic performance of certain hedging instruments held by the Company are ceded to PL Re. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld accounts. The hedging instruments consist of derivative instruments, the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of December 31, 2021, was a liability of $10 million.
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

Valuation of Level 3 Financial Instruments
The following table presents the valuation method for material financial instruments included in Level 3 as of December 31, 2021, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Dollars In Millions)
Assets:
Residential mortgage-backed securities	$40	Trade Price	Spread	1.03%-1.10%(1.07%)
Commercial mortgage-backed securities	180	Discounted cash flow	Spread over treasury	1.04% - 2.47% (1.30%)
Other asset-backed securities	436	Liquidation	Liquidation value	$98.63 -$99.75 ($99.07)
		Discounted cash flow	Liquidity premium	0.11% - 2.14% (1.54%)
			Paydown Rate	11.20% - 13.41% (12.30%)
			Liquidation value	$60.00-113.88% (112.92%)
Corporate securities	1,588	Discounted cash flow	Spread over treasury	0.00% - 4.00% (1.50%)
Liabilities:(1)(2)
Embedded derivatives—GLWB	$475	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL-RBA Predictive Model
			Utilization	PL-RBA Predictive Model
			Nonperformance risk	0.19% - 0.82%
Embedded derivative—FIA	595	Actuarial cash flow model	Expenses	$214 per policy
			Withdrawal rate	0.4%-2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate Assume underutilized RMD for nonWB policies ages 72-88
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period. Dynamically adjusted for WB moneyness and projected market rates vs credited rates.
			Nonperformance risk	0.19% - 0.82%
Embedded derivative—IUL	269	Actuarial cash flow model	Mortality	43% - 110% of base table (90% of 2015 VBT Primary Tables adjusted for 5.5 years of 2020 SOA HMI) 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 7.5%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.82%
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
The Company has considered all reasonably available quantitative inputs as of December 31, 2021, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $197 million of financial instruments being classified as Level 3 as of December 31, 2021. Of the $197 million, $172 million are other asset-backed securities, $3 million are corporate securities, $16 million are other government securities, and $6 million are equity securities.

In certain cases the Company has determined that book value materially approximates fair value. As of December 31, 2021, the Company held $148 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.
The following table presents the valuation method for material financial instruments included in Level 3, as of December 31, 2020, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value As of December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(Recast)
	(Dollars In Millions)
Assets:
Commercial mortgage-backed securities	$32	Discounted cash flow	Spread over treasury	2.78% - 2.92% (2.87%)
Other asset-backed securities	435	Liquidation	Liquidation value	$95.00 - $97.00 ($96.19)
		Discounted cash flow	Liquidity premium	0.54% - 2.30% (1.63%)
			Paydown Rate	8.79% - 12.49% (11.39%)
Corporate securities	1,432	Discounted cash flow	Spread over treasury	0.00% - 4.75% (1.89%)
Liabilities:(1)(2)
Embedded derivatives—GLWB	$822	Actuarial cash flow model	Mortality	88% to 100% of Ruark 2015 ALB Table
			Lapse	PL RBA Predictive Model
			Utilization	PL RBA Predictive Model
			Nonperformance risk	0.19% - 0.81%
Embedded derivative—FIA	573	Actuarial cash flow model	Expenses	$207 per policy
			Withdrawal rate	0.4% - 2.4% prior to age 70 RMD for ages 70+ or WB withdrawal rate. Assume underutilized RMD for non WB policies age 72-88
			Mortality	88% to 100% of Ruark 2015 ALB table
			Lapse	0.2% - 50.0%, depending on duration/surrender charge period. Dynamically adjusted for WB moneyness and projected market rates vs credited rates.
			Nonperformance risk	0.19% - 0.81%
Embedded derivative—IUL	201	Actuarial cash flow model	Mortality	36% - 161% of 2015 VBT Primary Tables. 94% - 248% of duration 8 point in scale 2015 VBT Primary Tables, depending on type of business
			Lapse	0.375% - 10%, depending on duration/distribution channel and smoking class
			Nonperformance risk	0.19% - 0.81%
(1)Excludes modified coinsurance arrangements.
(2)Fair value is presented as a net liability.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those for which book value approximates fair value.
The Company has considered all reasonably available quantitative inputs as of December 31, 2020, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company.  This resulted in $116 million of financial instruments being classified as Level 3 as of December 31, 2020. Of the $116 million, $88 million are other asset backed securities, $17 million are corporate securities, and $11 million are equity securities.
In certain cases the Company determined that book value materially approximates fair value. As of December 31, 2020, the Company held $90 million of financial instruments where book value approximates fair value which are predominantly FHLB stock.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2021, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Net Income related to Instruments still held at the Reporting Date
	Beginning Balance	Included in Net Income	Included In Other Comprehensive Income	Included in Net Income	Included in Other Comprehensive Income	Purchases	Sales	Issuances	Settlements	Transfers in/out of Level 3	Other	Ending Balance
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$40	$—	$—	$—	$—	$—	$40	$—
Commercial mortgage-backed securities	32	—	—	—	(2)	—	—	—	—	150	—	180	$—
Other asset-backed securities	435	—	3	—	(1)	67	(4)	—	—	14	1	515	—
Corporate securities	1,432	—	11	—	(34)	274	(212)	—	—	112	(1)	1,582	—
Total fixed maturity securities - AFS	1,899	—	14	—	(37)	381	(216)	—	—	276	—	2,317	—
Fixed maturity securities - trading
Other asset-backed securities	71	—	3	—	—	22	(19)	—	—	16	—	93	—
Other government-related securities	—	—	—	—	—	—	—	—	—	16	—	16	—
Corporate securities	18	—	—	—	(1)	2	(6)	—	—	(5)	—	8	—
Total fixed maturity securities - trading	89	—	3	—	(1)	24	(25)	—	—	27	—	117	—
Total fixed maturity securities	1,988	—	17	—	(38)	405	(241)	—	—	303	—	2,434	—
Equity securities	101	—	—	—	—	91	(32)	—	—	(5)	—	155	—
Other long-term investments(1)	298	185	—	(188)	—	—	—	—	—	—	—	295	(3)
Total investments	2,387	185	17	(188)	(38)	496	(273)	—	—	298	—	2,884	(3)
Total assets measured at fair value on a recurring basis	$2,387	$185	$17	$(188)	$(38)	$496	$(273)	$—	$—	$298	$—	$2,884	$(3)

Liabilities:
Annuity account balances(2)	$67	$—	$—	$(4)	$—	$—	$—	$—	$8	$—	$—	$63	$—
Other liabilities(1)	2,239	877	—	(577)	—	—	—	—	—	—	—	1,939	300
Total liabilities measured at fair value on a recurring basis	$2,306	$877	$—	$(581)	$—	$—	$—	$—	$8	$—	$—	$2,002	$300
(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.

For the year ended December 31, 2021, there were $336 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of December 31, 2021.
For the year ended December 31, 2021, there were $38 million of securities transferred into Level 2 from Level 3.

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
	(Recast)
	(Dollars In Millions)
Assets:
Fixed maturity securities AFS
Commercial mortgage-backed securities	$10	$—	$1	$—	$(1)	$—	$—	$—	$—	$22	$—	$32	$—
Other asset-backed securities	421	—	8	—	(13)	—	(2)	—	—	22	(1)	435	—
Corporate securities	1,374	—	135	—	(83)	436	(562)	—	—	135	(3)	1,432	—
Total fixed maturity securities— AFS	1,805	—	144	—	(97)	436	(564)	—	—	179	(4)	1,899	—
Fixed maturity securities—trading
Other asset-backed securities	65	6	—	(9)	—	12	(2)	—	—	(1)	—	71	2
Corporate securities	11	1	—	—	—	8	(2)	—	—	—	—	18	—
Total fixed maturity securities—trading	76	7	—	(9)	—	20	(4)	—	—	(1)	—	89	2
Total fixed maturity securities	1,881	7	144	(9)	(97)	456	(568)	—	—	178	(4)	1,988	2
Equity securities	73	1	—	—	—	27	(5)	—	—	5	—	101	—
Other long-term investments(1)	292	404	—	(300)	—	41	(135)	—	(4)	—	—	298	81
Total investments	2,246	412	144	(309)	(97)	524	(708)	—	(4)	183	(4)	2,387	83
Total assets measured at fair value on a recurring basis	$2,246	$412	$144	$(309)	$(97)	$524	$(708)	$—	$(4)	$183	$(4)	$2,387	$83

Liabilities:
Annuity account balances(2)	$70	$—	$—	$(3)	$—	$—	$—	$—	$6	$—	$—	$67	$—
Other liabilities(1)	1,332	926	—	(1,833)	—	—	—	—	—	—	—	2,239	(906)
Total liabilities measured at fair value on a recurring basis	$1,402	$926	$—	$(1,836)	$—	$—	$—	$—	$6	$—	$—	$2,306	$(906)
(1)Represents certain freestanding and embedded derivatives.
(2)Represents liabilities related to fixed indexed annuities.
For the year ended December 31, 2020, there were $184 million of securities transferred into Level 3 from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods but were priced internally using significant unobservable inputs where market observable inputs were not available as of December 31, 2020.
For the year ended December 31, 2020, there were $1 million of securities transferred into Level 2 from Level 3.
Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net gains (losses) - investments and derivatives within the consolidated statements of income or other comprehensive income within shareowner’s equity based on the appropriate accounting treatment for the item.
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
Estimated Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments that are not reported at fair value as of the periods shown below are as follows:

		As of December 31,
		2021		2020
	Fair Value Level	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
		(Dollars In Millions)
Assets:
Commercial mortgage loans(1)	3	$10,863	$11,386	$10,006	$10,788
Policy loans	3	1,527	1,527	1,593	1,593
Other long-term investments(2)	3	1,930	1,990	1,186	1,283

Liabilities:
Stable value product account balances	3	$8,526	$8,598	$6,056	$6,231
Future policy benefits and claims(3)	3	1,457	1,504	1,580	1,603
Other policyholders’ funds(4)	3	102	108	102	108

Debt:(5)
Subordinated funding obligations	3	110	116	110	121
Except as noted below, fair values were estimated using quoted market prices.
(1)The carrying amount is net of allowance for credit losses.
(2)Other long-term investments represents a modco receivable, which is related to invested assets such as fixed income and structured securities, which are legally owned by the ceding company. The fair value is determined in a manner consistent with other similar invested assets held by the Company. In addition, it includes the cash surrender value of the Company’s COLI policy.
(3)Single premium immediate annuity without life contingencies.
(4)Supplementary contracts without life contingencies.
(5)Excludes immaterial capital lease obligations.
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
Other Long-Term Investments
In addition to free-standing and embedded derivative financial instruments discussed above, other long-term investments includes $1.2 billion of amounts receivable under certain modified coinsurance agreements and $710 million cash surrender value of the Company’s COLI policies. The amounts receivable under the modified coinsurance agreements represent funds withheld in connection with certain reinsurance agreements in which the Company acts as the reinsurer. Under the terms of these agreements, assets equal to statutory reserves are withheld and legally owned by the ceding company, and any excess or shortfall is settled periodically. In some cases, these modified coinsurance agreements contain embedded derivatives which are discussed in more detail above. The fair value of amounts receivable under modified coinsurance agreements, including the embedded derivative component, correspond to the fair value of the underlying assets withheld. The COLI amounts are based on the fair value of the underlying assets.
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
•Total Return Swaps
Other Derivatives
PLC terminated its derivatives with Golden Gate, Golden Gate II, Golden Gate V, and WCL as part of the Captive Merger and entered into a new portfolio maintenance agreement with Golden Gate, also as part of the Captive Merger. The derivatives terminated included an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements.

The Company has funds withheld accounts that consist of various derivative instruments held by us that are used to hedge certain fixed indexed annuity products. The economic performance of derivatives in the funds withheld accounts are ceded PL Re. The funds withheld accounts are accounted for as a derivative financial instrument.

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

For a derivative financial instrument to be accounted for as an accounting hedge, it must be identified and documented as such on the date of designation. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged item impacts earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain attributable to the hedged risk of the hedged item is recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.
The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through operations in the period of change. Changes in the fair value of those derivatives are recognized in net gains (losses) - investments and derivatives.
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
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in net gains (losses) - investments and derivatives during the period of change.
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
Derivatives Related to Fixed Indexed Annuity Contracts
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
•The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the fixed indexed annuity products. The economic performance of derivatives in the funds withheld account is ceded to PL Re. The funds withheld account is accounted for as a derivative financial instrument.
Derivatives Related to Indexed Universal Life Contracts
•The Company uses equity futures and options to mitigate the risk within its indexed universal life products. In general, the cost of such benefits varies with the level of equity markets.
•The Company markets certain IUL products. The IUL component is considered an embedded derivative, as it is not considered to be clearly and closely related to the host contract.
Other Derivatives
•The Company uses various swaps and other types of derivatives to manage risk related to other exposures.
•The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in net gains (losses) - investments and derivatives. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.
•Certain of the Company and its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into between Golden Gate and PLC on that date.

The following table sets forth net gains and losses for the periods shown:
Gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Derivatives related to VA contracts:
Interest rate futures	$15	$—	$(20)
Equity futures	(12)	109	5
Currency futures	11	(10)	3
Equity options	(108)	(30)	(150)
Interest rate swaps	(136)	274	230
Total return swaps	(189)	(49)	(78)
Embedded derivative - GLWB	347	(404)	(198)
Total derivatives related to VA contracts	(72)	(110)	(208)
Derivatives related to FIA contracts:
Embedded derivative	3	(69)	(86)
Funds withheld derivative	(7)	(10)	—
Equity futures	5	(4)	2
Equity options	72	49	84
Other derivatives	(3)	(1)	—
Total derivatives related to FIA contracts	70	(35)	—
Derivatives related to IUL contracts:
Embedded derivative	(28)	4	(13)
Equity futures	—	(2)	—
Equity options	16	9	15
Total derivatives related to IUL contracts	(12)	11	2
Embedded derivative - Modco reinsurance treaties	64	(99)	(187)
Derivatives with PLC(1)	—	23	27
Other derivatives	(2)	15	(2)
Total gains (losses) - derivatives, net	$48	$(195)	$(368)
(1)The Company and certain of its subsidiaries had an interest support agreement, YRT premium support agreements, and portfolio maintenance agreements with PLC through October 1, 2020. These agreements were terminated as part of the Captive Merger and a new portfolio maintenance agreement was entered into with PLC on that date.

Based on expected cash flows of the underlying hedged items, the Company expects to reclassify $1 million out of accumulated other comprehensive income (loss) into net gains (losses) - investments and derivatives during the next twelve months.
The table below presents information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2021		2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Recast)
	(Dollars In Millions)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,478	$72	$1,478	$185
Total return swaps	239	8	158	2
Derivatives with PLC(1)	4,085	—	4,076	—
Embedded derivative - Modco reinsurance treaties	1,268	62	1,249	101
Embedded derivative - GLWB	3,066	169	2,067	138
Embedded derivative - FIA	398	64	335	60
Interest rate futures	561	5	690	4
Equity futures	312	6	203	4
Currency futures	27	—	—	—
Equity options	8,852	1,061	7,208	1,142
	$20,286	$1,447	$17,464	$1,636
Other liabilities
Cash flow hedges:
Foreign currency swaps	$117	$13	$117	$10
Derivatives not designated as hedging instruments:
Interest rate swaps	1,354	—	1,354	—
Total return swaps	1,168	39	1,003	15
Embedded derivative - Modco reinsurance treaties	2,974	280	2,911	389
Funds withheld derivative	855	10	661	10
Embedded derivative - GLWB	6,833	644	7,749	960
Embedded derivative - FIA	4,372	659	3,889	633
Embedded derivative - IUL	459	269	357	201
Interest rate futures	729	4	415	3
Equity futures	42	1	190	5
Currency futures	158	2	264	4
Equity options	7,044	771	5,499	834
Other	448	87	304	55
	$26,553	$2,779	$24,713	$3,119
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
Collateral received includes both cash and non-cash collateral. Cash collateral received by the Company is recorded on the consolidated balance sheet as “cash”, with a corresponding amount recorded in “other liabilities” to represent the Company’s obligation to return the collateral. Non-cash collateral received by the Company is not recognized on the consolidated balance sheet unless the Company exercises its right to sell or re-pledge the underlying asset. As of December 31, 2021 and 2020, there was no fair value of non-cash collateral received.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2021:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Received	Net Amount
	(Dollars In Millions)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$1,152	$—	$1,152	$806	$178	$168
Total derivatives, subject to a master netting arrangement or similar arrangement	1,152	—	1,152	806	178	168
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	62	—	62	—	—	62
Embedded derivative - GLWB	169	—	169	—	—	169
Derivatives with PLC	—	—	—	—	—	—
Embedded derivative - FIA	64	—	64	—	—	64
Total derivatives, not subject to a master netting arrangement or similar arrangement	295	—	295	—	—	295
Total derivatives	1,447	—	1,447	806	178	463
Total Assets	$1,447	$—	$1,447	$806	$178	$463

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Posted	Net Amount
	(Dollars In Millions)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$830	$—	$830	$806	$22	$2
Total derivatives, subject to a master netting arrangement or similar arrangement	830	—	830	806	22	2
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	280	—	280	—	—	280
Funds withheld derivative	10	—	10	—	—	10
Embedded derivative - GLWB	644	—	644	—	—	644
Embedded derivative - FIA	659	—	659	—	—	659
Embedded derivative - IUL	269	—	269	—	—	269
Other	87	—	87	—	—	87
Total derivatives, not subject to a master netting arrangement or similar arrangement	1,949	—	1,949	—	—	1,949
Total derivatives	2,779	—	2,779	806	22	1,951
Repurchase agreements(1)	1,393	—	1,393	—	—	1,393
Total Liabilities	$4,172	$—	$4,172	$806	$22	$3,344
(1)Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2020.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in Balance Sheet
				Financial Instruments	Collateral Received	Net Amount
	(Recast)
	(Dollars In Millions)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$1,337	$—	$1,337	$865	$290	$182
Total derivatives, subject to a master netting arrangement or similar arrangement	1,337	—	1,337	865	290	182
Derivatives not subject to a master netting arrangement or similar arrangement
Embedded derivative - Modco reinsurance treaties	101	—	101	—	—	101
Embedded derivative - GLWB	138	—	138	—	—	138
Other	60	—	60	—	—	60
Total derivatives, not subject to a master netting arrangement or similar arrangement	299	—	299	—	—	299
Total derivatives	1,636	—	1,636	865	290	481
Total Assets	$1,636	$—	$1,636	$865	$290	$481

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments	Collateral Posted	Net Amount
	(Recast)
	(Dollars In Millions)
Offsetting of Derivative Liabilities
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
8.     COMMERCIAL MORTGAGE LOANS
The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2021, the Company’s commercial mortgage loan holdings were $11.0 billion, or $10.9 billion net of allowance for credit losses. As of December 31, 2020, the Company’s commercial mortgage loan holdings were $10.2 billion, $10 billion net of allowance for credit losses. The Company specializes in making commercial mortgage loans on credit-oriented commercial properties. The Company’s underwriting procedures relative to its commercial mortgage loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (grocery anchored and credit tenant retail, industrial, multi-family, senior living, and credit tenant and medical office). The Company believes that these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history. The majority of the Company’s commercial mortgage loan portfolio was underwritten by the Company. From time to time, the Company may acquire commercial mortgage loans in conjunction with an acquisition.
The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31:

	Percentage of Commercial Mortgage Loans
Type	2021	2020
Retail	30.3%	34.9%
Office buildings	13.8	15.1
Apartments	17.2	12.7
Warehouses	16.5	16.0
Senior housing	17.0	16.2
Other	5.2	5.1
	100.0%	100.0%
The Company specializes in making commercial mortgage loans on credit-oriented commercial properties. No single tenant’s exposure represents more than 0.9% of the commercial mortgage loan portfolio.
The following states represent the primary locations of the Company’s commercial mortgage loans as of December 31:

Percentage of Commercial Mortgage Loans
State	2021	State	2020
California	10.1%	California	11.3%
Texas	7.3	Texas	7.3
Florida	7.2	Alabama	6.7
Alabama	6.3	Florida	6.2
North Carolina	5.6	Georgia	5.3
Ohio	4.6	North Carolina	4.9
Michigan	4.6	Ohio	4.7
Georgia	4.2	Michigan	4.4
Utah	4.0	Utah	4.2
Tennessee	3.5	Tennessee	3.5
	57.4%		58.5%
During the year ended December 31, 2021, the Company funded $2.0 billion of new commercial mortgage loans, with an average commercial mortgage loan size of $11 million. The average size commercial mortgage loan in the portfolio as of December 31, 2021, was $6 million and the weighted-average interest rate was 4.1%. The largest single commercial mortgage loan at December 31, 2021 was $78 million.
During the year ended December 31, 2020, the Company funded $1.4 billion of new commercial mortgage loans loans, with an average loan size of $8 million. The average size commercial mortgage loan in the portfolio as of December 31, 2020, was $6 million and the weighted-average interest rate was 4.3%. The largest single commercial mortgage loan at December 31, 2020 was $78 million.
During the year ended December 31, 2019, the Company funded $1.2 billion of new commercial mortgage loans, with an average loan size of $8 million. The average size commercial mortgage loan in the portfolio as of December 31, 2019, was $5 million and the weighted-average interest rate was 4.5%. The largest single commercial mortgage loan at December 31, 2019 was $78 million.

Certain of the commercial mortgage loans have call options that occur within the next eight years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options on its existing commercial mortgage loans commensurate with the significantly increased market rates. Assuming the commercial mortgage loans are called at their next call dates, $116 million would become due in 2022, $379 million in 2023 through 2027, and $6 million in 2028 through 2029.
The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2021 and 2020, $600 million and $806 million, respectively, of the Company’s total commercial mortgage loans principal balance have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $54 million, $26 million, and $23 million of participation commercial mortgage loan income, respectively.
As of December 31, 2021, the Company did not have any commercial mortgage loans that were nonperforming, restructured, or foreclosed and converted to real estate properties. As of December 31, 2020, $3 million of invested assets consisted of commercial mortgage loans that were nonperforming, restructured or foreclosed and converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. For all commercial mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for commercial mortgage loan credit losses.
During the years ended December 31, 2021, 2020, and 2019, the Company recognized one, four, and four troubled debt restructurings transactions, respectively, as a result of granting concessions to borrowers which included loan terms unavailable from other lenders. These concessions were the result of agreements between the creditor and the debtor. The Company did not identify any commercial mortgage loans whose principal was permanently impaired during the year ended December 31, 2021 and identified one loan that was permanently impaired during the year ended December 31, 2020.
The Company provides certain relief under the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”), and the Consolidated Appropriations Act (the “CAA”) under its COVID-19 Commercial Mortgage Loan Program (the “Loan Modification Program”). During the year ended December 31, 2021, the Company modified 23 commercial mortgage loans under the Loan Modification Program, representing $475 million in unpaid principal balance. As of December 31, 2021, since the inception of the CARES Act, there were 268 total commercial mortgage loans modified under the Loan Modification Program, representing $2.0 billion in unpaid principal balance. At December 31, 2021, $1.9 billion of these loans have resumed regular principal and interest payments in accordance with the terms of the modification agreements and the Company expects the remaining $69 million in unpaid principal on commercial mortgage loans to resume scheduled payments in accordance with the agreed upon terms. The modifications under this program include agreements to defer principal payments only and/or to defer principal and interest payments for a specified period of time. None of these modifications were considered troubled debt restructurings.
As of December 31, 2021 and 2020, the amortized cost basis of the Company’s commercial mortgage loan receivables by origination year, net of the allowance, for credit losses is as follows:

	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(Dollars In Millions)
As of December 31, 2021
Commercial mortgage loans:
Performing	$2,063	$1,439	$2,034	$1,404	$1,224	$2,802	$10,966
Non-performing	—	—	—	—	—	—	—
Amortized cost	$2,063	$1,439	$2,034	$1,404	$1,224	$2,802	$10,966
Allowance for credit losses	(12)	(10)	(21)	(18)	(12)	(30)	(103)
Total commercial mortgage loans	$2,051	$1,429	$2,013	$1,386	$1,212	$2,772	$10,863

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(Dollars In Millions)
As of December 31, 2020
Commercial mortgage loans:
Performing	$1,463	$2,442	$1,577	$1,344	$943	$2,458	$10,227
Non-performing	—	—	—	—	—	1	1
Amortized cost	$1,463	$2,442	$1,577	$1,344	$943	$2,459	$10,228
Allowance for credit losses	(21)	(46)	(55)	(37)	(25)	(38)	(222)
Total commercial mortgage loans	$1,442	$2,396	$1,522	$1,307	$918	$2,421	$10,006

The following tables provide a comparative view of the key credit quality indicators of the loan-to-value and debt service coverage ratio (“DSCR”) as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
	Amortized Cost	% of Total	DSCR (2)	Amortized Cost	% of Total	DSCR (2)
	(Dollars In Millions)
Loan-to-value(1)
Greater than 75%	$285	3%	1.32	$399	4%	1.29
50% - 75%	7,241	66%	1.59	6,557	64%	1.61
Less than 50%	3,440	31%	2.04	3,272	32%	2.01
Total commercial mortgage loans	$10,966	100%		$10,228	100%

(1) The loan-to-value ratio compares the current unpaid principal of the loan to the estimated fair value of the underlying property collateralizing the loan. Our weighted average loan-to-value ratio was 54% at both December 31, 2021 and December 31, 2020.

(2) The debt service coverage ratio compares a property’s net operating income to its debt service payments, including principal and interest. Our weighted average debt service coverage ratio for December 31, 2021 and December 31, 2020 was 1.72x and 1.72x, respectively.

The following provides a summary of the rollforward of the allowance for credit losses for funded commercial mortgage loans and unfunded commercial mortgage loan commitments for the periods included.

	For The Year Ended December 31, 2021	For The Year Ended December 31, 2020
	(Dollars In Millions)
Allowance for Funded Commercial Mortgage Loan Credit Losses
Beginning balance	$222	$5
Cumulative effect adjustment	—	80
Charge offs	—	—
Recoveries	(7)	(3)
Provision	(112)	140
Ending balance	$103	$222

Allowance for Unfunded Commercial Mortgage Loan Commitments Credit Losses
Beginning balance	$22	$—
Cumulative effect adjustment	—	10
Charge offs	—	—
Recoveries	—	—
Provision	(17)	12
Ending balance	$5	$22

As of December 31, 2021, the Company had one commercial mortgage loan of $28 million that was 30-59 days delinquent. As of December 31, 2020, the Company had one commercial mortgage loan of $1 million that was 60-89 days delinquent.
The Company’s commercial mortgage loan portfolio consists of commercial mortgage loans that are collateralized by real estate. Due to the collateralized nature of the commercial mortgage loans, any assessment of impairment and ultimate loss given a default on the commercial mortgage loans is based upon a consideration of the estimated fair value of the real estate.
The Company limits accrued interest income on commercial mortgage loans to ninety days of interest. For loans in nonaccrual status, interest income is recognized on a cash basis. For the year ended December 31, 2021, the Company did not have any of accrued interest was excluded from the amortized cost basis pursuant to the Company’s nonaccrual policy.
As of December 31, 2021, the Company did not have any commercial mortgage loans in nonaccrual status. As of December 31, 2020, the Company had one commercial mortgage loan in nonaccrual status with no related allowance recorded. The recorded investment, unpaid principal balance, and average recorded investment was $1 million.

9.      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED
Deferred Policy Acquisition Costs
The balances and changes in DAC are as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Balance, beginning of period	$1,628	$1,480
Capitalization of commissions, sales, and issue expenses	550	459
Amortization	(200)	(163)
Change due to unrealized gains and losses	105	(152)
Implementation of ASU 2016-13	—	4
Balance, end of period	$2,083	$1,628
Value of Business Acquired
The balances and changes in VOBA are as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Balance, beginning of period	$1,792	$2,040
Amortization	(109)	(45)
Change due to unrealized gains and losses	80	(192)
Other	23	(11)
Balance, end of period	$1,786	$1,792
Based on the balance recorded as of December 31, 2021, the expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Millions)
2022	$121
2023	123
2024	123
2025	116
2026	99

10.    GOODWILL
The changes in the carrying value of goodwill by segment are as follows:

	Retail Life and Annuity	Acquisitions	Stable Value Products	Asset Protection	Total Consolidated
	(Dollars In Millions)
Balance as of December 31, 2019	$559	$24	$114	$129	$826
Balance as of December 31, 2020	559	24	114	129	826
Impairment	(129)	—	—	—	(129)
Balance as of December 31, 2021	$430	$24	$114	$129	$697

In connection with its annual goodwill impairment testing, the Company elected to perform a quantitative assessment of goodwill associated with the reporting units within the Retail Life and Annuity segment, in which the fair value of each reporting unit was compared to that reporting unit’s carrying amount, including goodwill. To estimate the fair value of the reporting units, the Company utilized the income (i.e. discounted cash flow) valuation approach. This quantitative assessment indicated that an impairment existed as of December 31, 2021 within the Retirement reporting unit primarily due to the impact of interest rates and a longer period of sustained equity volatility on the weighted-average cost of capital used to discount the reporting unit’s cash flows. Guidance in ASC 350-20, Intangibles-Goodwill and Other, requires that an impairment loss be recognized in the amount that the carrying amount of a reporting unit exceeds its fair value. As a result, the Company recorded a non-cash impairment charge of $129 million.
The Company also performed its annual qualitative evaluation of goodwill with respect to its other reporting units based on the circumstances that existed as of October 1, 2021 and determined that there was no indication that the goodwill was associated with the other reporting units more likely than not impaired and therefore no adjustment to impair goodwill was necessary. The Company has assessed whether events have occurred subsequent to October 1, 2021 that would impact the Company’s conclusions and no such events were identified.
11.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS
The Company issues variable universal life and VA products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our VA products, certain GMDB riders. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GLWB rider provides the contract holder with protection against certain adverse market impacts on the amount they can withdraw and is classified as an embedded derivative and is carried at fair value on the Company’s balance sheet. The VA separate account balances subject to GLWB were $9.2 billion and $8.9 billion as of December 31, 2021 and 2020, respectively. For more information regarding the valuation of and income impact of GLWB, please refer to Note 2, Summary of Significant Accounting Policies, Note 5, Fair Value of Financial Instruments, and Note 6, Derivative Financial Instruments.
The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 6.73%, age-based mortality from the Ruark 2015 ALB table adjusted for company and industry experience, lapse rates determined by a dynamic formula, and an average discount rate of 4.85%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.
The VA separate account balances subject to GMDB were $14.6 billion and $14.8 billion as of December 31, 2021 and 2020, respectively. The total GMDB amount payable based on VA account balances as of December 31, 2021 and 2020, was $85 million and $126 million with a GMDB reserve of $38 million and $43 million, respectively. The average attained age of contract holders as of December 31, 2021 and 2020 for the Company was 73 and 72.
These amounts exclude certain VA business which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $6 million and $6 million, as of December 31, 2021 and 2020, respectively. The average attained age of contract holders as of December 31, 2021 and 2020, was 69 and 69.

Activity relating to GMDB reserves (excluding those 100% ceded under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Beginning balance	$43	$46	$44
Great West beginning balance	—	—	7
Incurred guarantee benefits	—	2	(1)
Less: Paid guarantee benefits	5	5	4
Ending balance	$38	$43	$46
Account balances of variable annuities with guarantees invested in VA separate accounts are as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Equity funds	$9,732	$10,425
Fixed income funds	5,236	4,631
Total	$14,968	$15,056
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
Activity in the Company’s deferred sales inducement asset, recorded on the balance sheet in other assets was as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Deferred asset, beginning of period	$41	$43	$40
Amounts deferred	3	2	6
Amortization	(7)	(4)	(3)
Deferred asset, end of period	$37	$41	$43

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
The excess of Closed Block liabilities over Closed Block assets (adjusted to exclude the impact of related amounts in AOCI) at the acquisition date of October 1, 2013, represented the estimated maximum future post-tax earnings from the Closed Block that would be recognized in income from continuing operations over the period the policies and contracts in the Closed Block remain in force. In connection with the acquisition of MONY, the Company developed an actuarial calculation of the expected timing of MONY’s Closed Block’s earnings as of October 1, 2013. Pursuant to the acquisition of the Company by

Dai-ichi Life on February 1, 2015, this actuarial calculation of the expected timing of MONY’s Closed Block earnings was recalculated and reset on that date, along with the establishment of a policyholder dividend obligation as of such date.
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
Summarized financial information for the Closed Block is as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Closed block liabilities
Future policy benefits, policyholders’ account balances and other policyholder liabilities	$5,277	$5,406
Policyholder dividend obligation	401	580
Other liabilities	10	7
Total closed block liabilities	5,688	5,993
Closed block assets
Fixed maturities, available-for-sale, at fair value	4,633	4,903
Commercial mortgage loans on real estate	68	68
Policy loans	557	596
Cash and other invested assets	73	46
Other assets	83	91
Total closed block assets	5,414	5,704
Excess of reported closed block liabilities over closed block assets	274	289
Portion of above representing accumulated other comprehensive income:
Net unrealized investments gains (losses) net of policyholder dividend obligation: $323 and $493; and net of income tax: $(68) and $(104)	—	—
Future earnings to be recognized from closed block assets and closed block liabilities	$274	$289
Reconciliation of the policyholder dividend obligation is as follows:

	For The Year Ended December 31,
	2021	2020
	(Dollars In Millions)
Policyholder dividend obligation, beginning balance	$580	$279
Applicable to net revenue	(9)	(25)
Change in net unrealized investment gains allocated to policyholder dividend obligation	(170)	326
Policyholder dividend obligation, ending balance	$401	$580
Closed Block revenues and expenses were as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Revenues
Premiums and other income	$144	$154	$162
Net investment income	189	202	207
Net gains (losses) - investments and derivatives	28	(2)	(2)
Total revenues	361	354	367
Benefits and other deductions
Benefits and settlement expenses	342	332	337
Other operating expenses	1	2	1
Total benefits and other deductions	343	334	338
Net revenues before income taxes	18	20	29
Income tax expense	5	4	6
Net revenues	$13	$16	$23

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
Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company monitors the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2021, the Company had reinsured approximately 22% of the face value of its life insurance in-force. The Company has reinsured approximately 10% of the face value of its life insurance in-force with the following three reinsurers:
•Security Life of Denver Insurance Co. (currently administered by Hannover Re)
•Swiss Re Life & Health America Inc.
•The Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
The Company has not experienced any credit losses for the years ended December 31, 2021, 2020, or 2019 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. The amount of insurance retained by the Company on any one life on traditional life insurance was $500,000 in years prior to mid-2005. In 2005, this retention amount was increased to $1,000,000 for certain policies, and during 2008, it was increased to $2,000,000 for certain policies. During 2016, the retention amount was increased to $5,000,000.
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

The following table presents total net life insurance in-force:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Direct life insurance in-force	$829,253	$785,197
Amounts assumed from other companies	191,110	206,050
Amounts ceded to other companies	(222,865)	(244,588)
Net life insurance in-force	$797,498	$746,659

Percentage of amount assumed to net	24%	28%
The following table reflects the effect of reinsurance on life, accident/health, and property and liability insurance premiums written and earned:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
	(Dollars In Millions)
For The Year Ended December 31, 2021
Premiums and policy fees:					-1
Life insurance	$2,843	$(1,113)	$1,037	$2,767	(1)
Accident/health insurance	32	(19)	28	41
Property and liability insurance	281	(188)	1	94
Total	$3,156	$(1,320)	$1,066	$2,902
For The Year Ended December 31, 2020 (Recast)
Premiums and policy fees:
Life insurance	$2,661	$(826)	$934	$2,769	(1)
Accident/health insurance	37	(23)	90	104
Property and liability insurance	279	(178)	2	103
Total	$2,977	$(1,027)	$1,026	$2,976
For The Year Ended December 31, 2019 (Recast)
Premiums and policy fees:
Life insurance	$2,853	$(1,312)	$836	$2,377	(1)
Accident/health insurance	42	(90)	41	(7)
Property and liability insurance	281	(106)	3	178
Total	$3,176	$(1,508)	$880	$2,548

(1)Includes annuity policy fees of $199 million, $163 million, and $164 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, policy and claim reserves relating to insurance ceded of $4.6 billion and $4.7 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2021 and 2020, the Company had paid $157 million and $135 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2021 and 2020, the Company had receivables of $64 million and $64 million, respectively, related to insurance assumed.

The Company’s third party reinsurance receivables amounted to $4.5 billion and $4.6 billion as of December 31, 2021 and 2020, respectively. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2021		2020
	Reinsurance Receivable	A.M. Best Rating	Reinsurance Receivable	A.M. Best Rating
	(Dollars In Millions)
Security Life of Denver Insurance Company	$500.5	A-	$548.5	NR
Swiss Re Life & Health America, Inc.	480.1	A+	489.6	A+
Lincoln National Life Insurance Co.	337.3	A+	370.7	A+
Somerset Re	335.1	A-	259.9	A-
Transamerica Life Insurance Co.	226.4	A	240.3	A
RGA Reinsurance Company	204.6	A+	210.5	A+
American United Life Insurance Company	187.6	A+	199.1	A+
Centre Reinsurance (Bermuda) Ltd	149.3	A	167.3	NR
Employers Reassurance Corporation	139.4	B+	162.0	NR
The Canada Life Assurance Company	123.2	A+	134.0	A+
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
14.     DEBT AND OTHER OBLIGATIONS
Under a revolving line of credit arrangement (the “Credit Facility”), PLC and the Company have the ability to borrow on an unsecured basis up to a combined aggregate principal amount of $1 billion. Under certain circumstances, the Credit Facility allows for a request that the commitment be increased up to a maximum principal amount of $1.5 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s Prime rate, (y) 0.50% above the Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provided for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The annual facility fee rate is 0.125% of the aggregate principal amount. The Credit Facility provides that PLC is liable for the full amount of any obligations for borrowings or letters of credit, including those of the Company, under the Credit Facility. The maturity date of the Credit Facility is May 3, 2023. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2021. PLC had an outstanding balance of $275 million and $190 million as of December 31, 2021 and 2020.
During 2018, the Company issued $110 million of Subordinated Funding Obligations as a rate of 3.55% due 2038.

Secured Financing Transactions
Repurchase Program Borrowings
While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are typically for a term less than 90 days. The fair value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of December 31, 2021, the fair value of securities pledged under the repurchase program was $1,503 million and the repurchase obligation of $1,393 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 13 basis points). During the year ended December 31, 2021, the maximum balance outstanding at any one point in time related to these programs was $1,799 million. The average daily balance was $775 million (at an average borrowing rate of 13 basis points) during the year ended December 31, 2021. As of December 31, 2020, the fair value of securities pledged under the repurchase program was $452 million and the repurchase obligation of $437 million was included in the Company’s consolidated balance sheets (at an average borrowing rate of 15 basis points). During the year ended December 31, 2020, the maximum balance outstanding at any one point in time related to these programs was $825 million. The average daily balance was $143 million (at an average borrowing rate of 33 basis points) during the year ended December 31, 2020.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned out to third parties for short periods of time. The Company requires collateral at least equal to 102% of the fair value of the loaned securities to be separately maintained. The loaned securities’ fair value is monitored on a daily basis and collateral is adjusted accordingly. The Company maintains ownership of the securities at all times and is entitled to receive from the borrower any payments for interest received on such securities during the loan term. Securities lending transactions are accounted for as secured borrowings. As of December 31, 2021 and 2020, securities with a fair value of $174 million and $57 million were loaned under this program. As collateral for the loaned securities, the Company receives cash, which is primarily reinvested in short term repurchase agreements, which are also collateralized by U.S. Government or U.S. Government Agency securities, and government money market funds. These investments are recorded in “short-term investments” with a corresponding liability recorded in “secured financing liabilities” to account for its obligation to return the collateral. As of December 31, 2021 and 2020, the fair value of the collateral related to this program was $179 million and $59 million, and the Company has an obligation to return $179 million and $59 million, respectively, of collateral to the securities borrowers.

The following table provides the fair value of collateral pledged for repurchase agreements, grouped by asset class, as of December 31, 2021 and 2020:
Repurchase Agreements, Securities Lending Transactions, and Repurchase-to-Maturity Transactions Accounted for as Secured Borrowings

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2021
	(Dollars In Millions)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$1,070	$—	$—	$—	$1,070
Corporate securities	69	—	—	—	$69
Commercial mortgage loans	364	—	—	—	364
Total repurchase agreements and repurchase-to-maturity transactions	$1,503	$—	$—	$—	$1,503
Securities lending transactions
Fixed maturity securities	171	—	—	—	171
Equity securities	1	—	—	—	1
Redeemable preferred stocks	2	—	—	—	2
Total securities lending transactions	174	—	—	—	174
Total securities	$1,677	$—	$—	$—	$1,677

	Remaining Contractual Maturity of the Agreements
	As of December 31, 2020
	(Dollars In Millions)
	Overnight and			Greater Than
	Continuous	Up to 30 days	30 - 90 days	90 days	Total
Repurchase agreements and repurchase-to-maturity transactions
U.S. Treasury and agency securities	$366	$86	$—	$—	$452
Commercial mortgage loans	—	—	—	—	—
Total repurchase agreements and repurchase-to-maturity transactions	$366	$86	$—	$—	$452
Securities lending transactions
Corporate securities	49	—	—	—	49
Equity securities	7	—	—	—	7
Redeemable preferred stocks	1	—	—	—	1
Total securities lending transactions	57	—	—	—	57
Total securities	$423	$86	$—	$—	$509
Golden Gate Captive Insurance Company

On October 1, 2020, Golden Gate Captive Insurance Company (“Golden Gate”), a Vermont special purpose financial insurance company and a wholly owned subsidiary of the Company, entered into a transaction with a term of 20 years, that may be extended to a maximum of 25 years, to finance up to $5 billion of “XXX” and “AXXX” reserves related to the term life insurance business and universal life insurance with secondary guarantee business that is reinsured to Golden Gate by the Company and West Coast Life Insurance Company (“WCL”), a wholly owned subsidiary of the Company, pursuant to an Excess of Loss Reinsurance Agreement (the “XOL Agreement”) with Hannover Life Reassurance Company of America (Bermuda) Ltd., The Canada Life Assurance Company (Barbados Branch) and RGA Reinsurance Company (Barbados) Ltd. (collectively, the “Retrocessionaires”). The transaction is “non-recourse” to the Company, WCL, and PLC, meaning that none of these companies are liable to reimburse the Retrocessionaires for any XOL payments required to be made. As of December 31, 2021, the XOL Asset backing the difference in statutory and economic reserve liabilities was $4.267 billion.

Other Obligations
The Company routinely receives from or pays to affiliates, under the control of PLC, reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.
Interest Expense
Interest expense is summarized as follows:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Subordinated funding obligations	$3.9	$3.9	$3.9
Non-recourse funding obligations, other obligations, and repurchase agreements	11	133.2	175.8
Total interest expense	$14.9	$137.1	$179.7

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
The Company had rental expense of $1 million, $4 million, and $6 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Millions)
2022	$7
2023	4
2024	4
2025	2
2026	1
Thereafter	8
As of December 31, 2021 and 2020, the Company had outstanding commercial mortgage loan commitments of $994 million at an average rate of 3.58% and $801 million at an average rate of 3.90%, respectively.
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

The Company is currently defending two cases, including one putative class action (Beverly Allen v. Protective Life Insurance Company, Civil Action No. 1:20-cv-00530-JLT) where the plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. No class has been certified in Beverly Allen v. Protective Life Insurance Company. In August 2021, the California Supreme Court determined in McHugh v. Protective Life Insurance Company, Case No. D072863, that the statutory requirements apply to life insurance policies issued before the statutes’ effective date. In continuing to defend these matters, the Company maintains various defenses to the merits of the plaintiffs’ claims and to class certification. However, the Company cannot predict the outcome of or reasonably estimate the possible loss or range of loss that might result from this litigation.

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

The Company continues to monitor SRUS and the actions of the Receiver through discussions with legal counsel and review of publicly available information. An allowance for credit losses related to SRUS is included in the overall reinsurance allowance for credit losses. As of December 31, 2021, management does not believe that the ultimate outcome of the rehabilitation process will have a material impact on our financial position or results of operations
Certain insurance companies for which the Company has coinsured blocks of life insurance and annuity policies, are under audit for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments or unclaimed property administrators in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company is presently unable to estimate the reasonably possible loss or range of loss that may result from the audits due to a number of factors, including the early stages of the audits being conducted, and uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with certain co-insured policies. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with the audits reasonably estimable.

16.     SHAREOWNER’S EQUITY
PLC owns all of the 2,000 shares of non-voting preferred stock issued by the Company’s subsidiary, PLAIC. The stock pays, when and if declared, noncumulative participating dividends to the extent PLAIC’s statutory earnings for the immediately preceding fiscal year exceeded $1 million. In 2021, 2020, and 2019, PLAIC paid no dividends to PLC on its preferred stock.

17.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2021, 2020, and 2019.
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Unrealized Gains and Losses on Investments(2)	Accumulated Gain and Loss on Derivatives	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars In Millions, Net of Tax)
Balance, December 31, 2018 (Recast)	$(1,408)	$—	$(1,408)
Other comprehensive income (loss) before reclassifications	2,844	(10)	2,834
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(11)	2	(9)
Balance, December 31, 2019 (Recast)	$1,421	$(8)	$1,413
Other comprehensive income (loss) before reclassifications	2,048	(2)	2,046
Other comprehensive income (loss) relating to other-than-temporary impaired investments for which a portion has been recognized in operations	24	—	24
Amounts reclassified from accumulated other comprehensive income (loss)(1)	63	2	65
Balance, December 31, 2020 (Recast)	$3,556	$(8)	$3,548
Other comprehensive income (loss) before reclassifications	(1,105)	—	(1,105)
Other comprehensive income (loss) on investments for which a credit loss has been recognized in operations	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(41)	1	(40)
Balance, December 31, 2021	$2,409	$(7)	$2,402
(1)See Reclassification table below for details.
(2)As of December 31, 2019, 2020 and 2021, net unrealized losses reported in AOCI were offset by $(777) million, $(2.0) billion and $(1.9) billion, respectively, due to the impact those net unrealized losses would have had on certain of the Company’s insurance assets and liabilities if the net unrealized losses had been recognized in net income.
The following tables summarize the reclassifications amounts out of AOCI for the years ended December 31, 2021, 2020, and 2019.

Gains/(losses) in net income:	Affected Line Item in the Consolidated Statements of Income	For The Year Ended December 31,
		2021	2020	2019
		(Dollars In Millions)
Derivative instruments	Benefits and settlement expenses, net of reinsurance ceded(1)	$(1)	$(3)	$(2)
	Tax (expense) benefit	—	1	—
		$(1)	$(2)	$(2)

Unrealized gains and losses on available-for-sale securities	Net gains (losses): investments	$46	$46	$48
	Net impairment losses recognized in earnings	6	(125)	(34)
	Tax (expense) or benefit	(11)	17	(3)
		$41	$(62)	$11

(1) Refer to Note 6, Derivative Financial Instruments for additional information

18.     INCOME TAXES
The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
Statutory federal income tax rate applied to pre-tax income	21.0%	21.0%	21.0%
State income taxes	0.2	(0.4)	0.5
Investment income not subject to tax	(5.1)	(3.6)	(2.1)
Prior period adjustments	0.5	(0.7)	0.1
Goodwill impairment	7.3	—	—
Other	(0.7)	(0.9)	(1.0)
	23.2%	15.4%	18.5%
The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax are as follows:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Current income tax expense (benefit):
Federal	$129	$123	$378
State	3	(5)	9
Total current	$132	$118	$387
Deferred income tax expense (benefit):
Federal	$(44)	$(79)	$(284)
State	(2)	4	(6)
Total deferred	$(46)	$(75)	$(290)
The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2021	2020
		(Recast)
	(Dollars In Millions)
Deferred income tax assets:
Loss and credit carryforwards	$168	$146
Deferred compensation	51	54
Deferred policy acquisition costs	67	143
Valuation allowance	(10)	(9)
	276	334
Deferred income tax liabilities:
Premium receivables and policy liabilities	200	250
VOBA and other intangibles	552	582
Invested assets (other than unrealized gains (losses))	264	283
Net unrealized gains on investments	640	945
Other	48	53
	1,704	2,113
Net deferred income tax liability	$(1,428)	$(1,779)
The deferred tax assets reported above include certain deferred tax assets related to nonqualified deferred compensation and other employee benefit liabilities that were assumed by AXA and they were not acquired by the Company in connection with the acquisition of MONY. The future tax deductions stemming from these liabilities will be claimed by the Company on MONY’s tax returns in its post-acquisition periods. These deferred tax assets have been estimated as of the December 31, 2021 reporting date based on all available information. However, it is possible that these estimates may be adjusted in future reporting periods based on actuarial changes to the projected future payments associated with these liabilities. Any such adjustments will be recognized by the Company as an adjustment to income tax expense during the period in which they are realized.
The CARES Act, as described in Note 8, Commercial Mortgage Loans, includes tax provisions relevant to businesses. The income tax related impacts of the CARES Act are not material to the Company’s consolidated financial statements for the year ended December 31, 2021.
In management’s judgment, the gross deferred income tax asset as of December 31, 2021 will more likely than not be fully realized. The Company has recognized a valuation allowance of $10 million and $9 million as of December 31, 2021 and 2020, respectively, related to certain intercompany non-life federal NOL’s and state-based future deductible temporary differences that it has determined are more likely than not to expire unutilized. This resulting unfavorable change of $1 million, before the federal benefit of state income taxes, increased income tax expense in 2021 by the same amount.

At December 31, 2021, the Company has intercompany loss carryforwards of $758 million that are available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. Approximately $23 million of these loss carryforwards will expire between 2036 and 2038 and the remaining loss carryforwards of $735 million have no expiration.
At December 31, 2020, the Company had intercompany loss carryforwards of $658 million that was available to offset future taxable income of certain non-life subsidiaries under the terms of the tax sharing agreement with PLC. $28 million of these loss carryforwards will expire between 2036 and 2037 and the remaining loss carryforwards of $630 million have no expiration.
Included in the deferred income tax assets above are approximately $10 million in state net operating loss carryforwards attributable to certain jurisdictions, which are available to offset future taxable income in the respective state jurisdictions, expiring between 2022 and 2041.
As of December 31, 2021 and 2020, some of the Company’s fixed maturities were reported at an unrealized loss, although the net amount is an unrealized gain as of December 31, 2021. If the Company were to realize a tax-basis net capital loss for a year, then such loss could not be deducted against that year’s other taxable income. However, such a loss could be carried back and forward against any prior year or future year tax-basis net capital gains. Therefore, the Company has relied upon a prudent and feasible tax-planning strategy regarding its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold such fixed maturities to maturity, thereby avoiding a realized loss, or to generate an offsetting realized gain from unrealized gain fixed maturities if such unrealized loss fixed maturities are sold at a loss prior to maturity.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2021	2020	2019
	(Dollars In Millions)
Balance, beginning of period	$2	$2	$7
Additions for tax positions of the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions of tax positions of prior years:
Changes in judgment	—	—	—
Settlements during the period	—	—	(5)
Lapses of applicable statute of limitations	(2)	—	—
Balance, end of period	$—	$2	$2
Included in the end of period balances above, there were no unrecognized tax benefits for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductions. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is none, $2 million, and $2 million, for the years ended December 31, 2021, 2020, and 2019, respectively.
Any accrued interest related to the unrecognized tax benefits and other accrued income taxes have been included in income tax expense. There were no amounts included in any period ending in 2021, 2020, or 2019, as PLC maintains responsibility for the interest on unrecognized tax benefits.
The lapse of the 2017 statute of limitations is the reason for the reductions in the unrecognized tax benefits shown in the above chart. In general, the Company is no longer subject to income tax examinations by taxing authorities for tax years that began before 2018.

Due to IRS adjustments to the Company’s 2014 through 2016 reported taxable income, the Company has amended certain of its 2014 through 2016 state income tax returns. Such amendments will cause such years to remain open, pending the states’ acceptances of the returns.

19.     SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2021	2020	2019
	(Dollars In Millions)
Cash paid / (received) during the year:
Interest expense	$15	$177	$182
Income taxes	236	80	383

20.     RELATED PARTY TRANSACTIONS
The Company provides furnished office space and computers to affiliates through an intercompany agreement. Revenues from this agreement were $9 million, $7 million, and $6 million, for the years ended December 31, 2021, 2020, and 2019, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $330 million, $297 million, and $278 million, for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, the Company has an intercompany payable with affiliates as of December 31, 2021 and 2020 of $49 million and $47 million, respectively. There was a $12 million and $13 million intercompany receivable balance as of December 31, 2021 and 2020, respectively.
Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts were immaterial for the years ended December 31, 2021 and 2020 and $6 million for the year ended December 31, 2019. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2 million for the year ended December 31, 2019. The Company did not make any payments for the year ended December 31, 2021 and 2020.
The Company has joint venture interests in real estate for which the Company holds the underlying real estate’s loan. During 2021, 2020, and 2019, the Company received $7 million, $5 million, and $23 million, respectively, in mortgage loan payments corresponding to the joint venture interests and $16 million in principal was collected on loans that paid off in December 2020.
During the periods ending December 31, 2021, 2020, and 2019, PLC paid a management fee to Dai-ichi Life of $13 million, $12 million, and $11 million, respectively, for certain services provided to the company.
PLC had guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC had also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In connection with the Captive Merger on October 1, 2020, certain captive related guarantees, support agreements and indemnification obligations were terminated, amended or replaced.
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
The Company has reinsured certain riders related to its fixed and deferred annuity business to PL Re, a wholly owned subsidiary of PLC. PLC owns all of the shares of common stock issued by PL Re.
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
Statutory net income for the Company was $426 million, $692 million, and $(625) million for the years ended December 31, 2021, 2020, and 2019, respectively. Statutory capital and surplus for the Company was $5.3 billion and $5.4 billion as of December 31, 2021 and 2020, respectively.
The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to the Company and the Company’s ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval of the insurance commissioner of the state of domicile. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The insurance subsidiaries may pay, without the approval of the Insurance Commissioners of the state of domicile, $136 million of distributions in 2022. Additionally, as of December 31, 2021, $1.8 billion of consolidated shareowner’s equity, excluding net unrealized gains on investments, represented restricted net assets of the Company and its insurance subsidiaries needed to maintain the minimum capital required by the insurance subsidiaries’ respective state insurance departments.
State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to RBC. The Company manages its capital consumption by using the ratio of its total adjusted capital, as defined by the insurance regulators, to the Company’s action level RBC (known as the RBC ratio), also defined by insurance regulators. As of December 31, 2021 and 2020, the Company and its insurance subsidiaries all exceeded the minimum RBC requirements.
Additionally, the Company has certain assets that are on deposit with state regulatory authorities and restricted from use. As of December 31, 2021, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a fair value of $43 million.
The State of Tennessee has adopted certain prescribed accounting practices that differ from those found in NAIC Statutory Accounting Principles (“SAP”). Specifically, Tennessee Insurance Law requires that goodwill arising from the purchase of a subsidiary, controlled or affiliated entity is charged directly to surplus in the year it originates. In NAIC SAP, goodwill in amounts not to exceed 10% of an insurer’s capital and surplus may be capitalized and all amounts are amortized as a component of unrealized gains and losses on investments over periods not to exceed 10 years.
Certain prescribed and permitted practices impact the statutory surplus of the Company. These practices include the non-admission of goodwill as an asset for statutory reporting.
The favorable (unfavorable) effects on the Company and its statutory surplus, compared to NAIC statutory surplus, from the use of this prescribed practice was as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Non-admission of goodwill	$(66)	$(105)
Total (net)	$(66)	$(105)
PLC also has certain permitted practices which are applied at the subsidiary level and do not have a direct impact on the statutory surplus of the Company. These practices include permission to follow the actuarial guidelines of the domiciliary state of the ceding insurer for certain captive reinsurers, accounting for the XOL Asset Value, and a reserve difference related to a captive insurance company.

The favorable (unfavorable) effects on the statutory surplus of the Company and its insurance subsidiaries, compared to NAIC statutory surplus, from the use of these permitted practices were as follows:

	As of December 31,
	2021	2020
	(Dollars In Millions)
Accounting for XOL Asset Value as an admitted asset	$4,267	4,579
Reserving based on state specific actuarial practices	101	94
Reserving difference related to a captive insurance company	—	(218)
Total (net)	$4,368	$4,455

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
•The Asset Protection segment markets extended service contracts, GAP products, and other specialized ancillary products to protect consumers’ investments in automobiles and recreational vehicles. GAP products are designed to cover the difference between the scheduled loan pay-off amount and an asset’s actual cash value in the case of a total loss. Each type of specialized ancillary product protects against damage or other loss to a particular aspect of the underlying asset. The Company previously marketed a credit life and disability product but exited that market at the beginning of 2021.
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
The Company’s management and Board of Directors analyzes and assesses the operating performance of each segment using pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss). Consistent with GAAP accounting guidance for segment reporting, pre-tax adjusted operating income (loss) is the Company’s measure of segment performance. Pre-tax adjusted operating income (loss) is calculated by adjusting income (loss) before income tax, by excluding the following items:
•gains and losses on investments and derivatives,
•losses from the impairment of intangible assets,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,

•actual GLWB incurred claims,
•immediate impacts from changes in current market conditions on estimates of future profitability on variable annuity and variable universal life products, including impacts on DAC, VOBA, reserves and other items, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items.
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
Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) presented below are non-GAAP financial measures. The items excluded from adjusted operating income (loss) are important to understanding the overall results of operations. During the period ended December 31, 2021, the Company began excluding from pre-tax and after-tax adjusted operating income (loss) the impacts on DAC, VOBA, reserves and other items due to changes in estimated profitability of variable annuity and variable universal life products as a result of changes in current market conditions and non-cash charges incurred as a result of the impairment of intangible assets. Management believes this change enhances the understanding of the underlying performance trends of the Company’s core operations. Pre-tax adjusted operating income (loss) and after-tax adjusted operating income (loss) are not substitutes for income before income taxes or net income (loss), respectively. These measures may not be comparable to similarly titled measures reported by other companies. Our belief is that pre-tax and after-tax adjusted operating income (loss) enhances management’s and the Board of Directors’ understanding of the ongoing operations, and the underlying profitability of each segment, and helps facilitate the allocation of resources.
In determining the components of the pre-tax adjusted operating income (loss) for each segment, premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC and VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Net gains (losses) - investments and derivatives and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.
There were no significant intersegment transactions during the years ended December 31, 2021, 2020, and 2019.

The following tables present a summary of results and reconciles pre-tax adjusted operating income (loss) to consolidated income before income tax and net income:

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Revenues
Retail Life and Annuity	$2,823	$2,440	$2,161
Acquisitions	2,984	3,282	2,902
Stable Value Products	347	176	247
Asset Protection	270	275	290
Corporate and Other	(11)	(5)	131
Total revenues	$6,413	$6,168	$5,731
Pre-tax Adjusted Operating Income (Loss)
Retail Life and Annuity	$(37)	$100	$153
Acquisitions	314	406	347
Stable Value Products	171	90	93
Asset Protection	40	41	37
Corporate and Other	(155)	(247)	(162)
Pre-tax adjusted operating income	333	390	468
Non-operating income (loss)	38	(113)	56
Income before income tax	371	277	524
Income tax expense (benefit)	86	43	97
Net income	$285	$234	$427

Pre-tax adjusted operating income	$333	$390	$468
Adjusted operating income tax (expense) benefit	(51)	(66)	(86)
After-tax adjusted operating income	282	324	382
Non-operating income (loss)	38	(113)	56
Income tax (expense) benefit on adjustments	(35)	23	(11)
Net income	$285	$234	$427

Non-operating income (loss)
Derivative gains (losses), net	$48	$(195)	$(368)
Investment gains (losses), net	102	(40)	309
VA/VUL market impacts(1)	21	—	—
Goodwill impairment	(129)	—	—
Less: related amortization(2)	104	(30)	(24)
Less: VA GLWB economic cost	(100)	(92)	(91)
Total non-operating income (loss)	$38	$(113)	$56

(1)Represents the immediate impacts on DAC, VOBA, reserves, and other non-cash items in current period results due to changes in current market conditions on estimates of profitability, which are excluded from pre-tax and after-tax adjusted operating income (loss) beginning in Q1 of 2021.
(2)Includes amortization of DAC/VOBA and benefits and settlement expenses that are impacted by net gains (losses).

	For The Year Ended December 31,
	2021	2020	2019
		(Recast)	(Recast)
	(Dollars In Millions)
Net Investment Income
Retail Life and Annuity	$1,110	$1,015	$945
Acquisitions	1,590	1,648	1,533
Stable Value Products	303	230	244
Asset Protection	20	23	28
Corporate and Other	(41)	(27)	75
Total net investment income	$2,982	$2,889	$2,825

Amortization of DAC and VOBA
Retail Life and Annuity	$222	$116	$100
Acquisitions	19	24	11
Stable Value Products	5	3	3
Asset Protection	63	65	62
Corporate and Other	—	—	—
Total amortization of DAC and VOBA	$309	$208	$176

	Operating Segments As of December 31, 2021
	(Dollars In Millions)
	Retail Life and Annuity	Acquisitions	Stable Value Products
Investments and other assets	$44,549	$54,561	$8,392
DAC and VOBA	2,806	870	15
Other intangibles	334	29	5
Goodwill	430	24	114
Total assets	$48,119	$55,484	$8,526

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$950	$18,063	$126,515
DAC and VOBA	178	—	3,869
Other intangibles	90	33	491
Goodwill	129	—	697
Total assets	$1,347	$18,096	$131,572

	Operating Segment Assets As of December 31, 2020
	(Recast)
	(Dollars In Millions)
	Retail Life and Annuity	Acquisitions	Stable Value Products
Investments and other assets	$40,194	$55,628	$5,928
DAC and VOBA	2,480	762	8
Other intangibles	367	33	6
Goodwill	559	24	114
Total assets	$43,600	$56,447	$6,056

	Asset Protection	Corporate and Other	Total Consolidated
Investments and other assets	$881	$19,493	$122,124
DAC and VOBA	170	—	3,420
Other intangibles	101	33	540
Goodwill	129	—	826
Total assets	$1,281	$19,526	$126,910

23.     CONSOLIDATED QUARTERLY RESULTS — UNAUDITED
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2021 and 2020 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars In Millions)
For The Year Ended December 31, 2021
Gross premiums and policy fees	$1,095	$1,026	$1,054	$1,047
Reinsurance ceded	(317)	(326)	(311)	(366)
Net premiums and policy fees	778	700	743	681
Net investment income	720	742	753	767
Net gains (losses) - investments and derivatives	127	(33)	67	(11)
Other income	88	100	89	102
Total revenues	1,713	1,509	1,652	1,539
Total benefits and expenses	1,586	1,308	1,593	1,555
Income (loss) before income tax	127	201	59	(16)
Income tax expense	25	39	10	12
Net income (loss)	$102	$162	$49	$(28)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars In Millions)
For The Year Ended December 31, 2020 (Recast)
Gross premiums and policy fees	$896	$1,009	$1,045	$1,053
Reinsurance ceded	(36)	(360)	(287)	(344)
Net premiums and policy fees	860	649	758	709
Net investment income	754	742	740	653
Net gains (losses) - investments and derivatives	(301)	(34)	111	(11)
Other income	128	111	115	184
Total revenues	1,441	1,468	1,724	1,535
Total benefits and expenses	1,600	1,294	1,564	1,433
Income (loss) before income tax	(159)	174	160	102
Income tax (benefit) expense	(30)	32	29	12
Net income (loss)	$(129)	$142	$131	$90

(1) The Company recorded a non-cash impairment charge of $129 million Q4 2021. Refer to Note 10, Goodwill for additional information.

24.     SUBSEQUENT EVENTS
The Company has evaluated the effects of events subsequent to December 31, 2021, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Shareowner and Board of Directors
Protective Life Insurance Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Protective Life Insurance Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), shareowner’s equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules III to V (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value measurement for embedded derivatives and amortization of deferred policy acquisition costs and value of business acquired for variable annuity and fixed indexed annuity contracts

As discussed in Notes 2, 5, 6 and 9 to the consolidated financial statements, the Company has established policies and procedures for determining the fair value of embedded derivatives for guaranteed living withdrawal benefit riders on variable annuity (VA) contracts and equity market contingent return features on fixed indexed annuity (FIA) contracts and for determining the amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) for

VA and FIA contracts. As of December 31, 2021, the recorded balance of the VA and FIA embedded derivatives was $475 million and $595 million, respectively, both of which are classified as Level 3 fair value measurements. The Company’s unamortized DAC and VOBA balances are $2,083 million and $1,786 million, respectively, as of December 31, 2021, a portion of each which relates to VA and FIA contracts. The Company estimates the fair value of the VA embedded derivative through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The Company estimates the fair value of the FIA embedded derivative through the income method of valuation using a valuation model that projects future cash flows using current index values and volatility, the hedge budget used to price the product, and policyholder behavior assumptions. DAC and VOBA associated with VA and FIA contracts are amortized over the lives of the contracts in relation to the present value of estimated gross profits (EGPs).

We identified the evaluation of the fair value measurement for embedded derivatives and amortization of DAC and VOBA for VA and FIA contracts as a critical audit matter. Policyholder behavior assumptions, specifically, benefit utilization (VA contracts) and lapse (VA and FIA contracts), used in the determination of fair value and EGPs, required complex auditor judgment due to the high degree of estimation uncertainty. Specialized skills were needed to evaluate the benefit utilization and lapse assumptions and the impact of those assumptions on the fair values of the VA and FIA embedded derivatives and amortization of DAC and VOBA for VA and FIA contracts.

The following are the primary procedures we performed to address this critical audit matter. We evaluated, with the involvement of actuarial professionals, when appropriate, the design and implementation of certain internal controls over the Company’s assumption setting process. This included internal controls related to the determination of the benefit utilization and lapse assumptions. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s methodology to produce a fair value estimate and amortization of DAC and VOBA compliant with U.S. generally accepted accounting principles
•evaluating the methodology for DAC and VOBA amortization for consistency with generally accepted actuarial methodologies
•comparing the benefit utilization and lapse assumptions used in developing the estimate to the Company’s actual historical experience
•evaluating the Company’s decisions to change or not to change the benefit utilization and lapse assumptions based on management’s historical experience and industry studies, where available
•ensuring assumptions used by the expert in the valuation of the VA embedded derivative are consistent with those provided by the Company
•developing an estimate of the fair value of the FIA embedded derivative for a select policy based on the assumptions used by the Company and comparing the estimate to the Company’s estimate
•recalculating the amortization of DAC and VOBA for selected VA and FIA policies based on the assumptions used by the Company and comparing the estimates to the Company’s estimates, and
•evaluating the individual components (including assumptions and market movements) identified in the rollforward of changes in VA and FIA embedded derivative fair values prepared by the Company, for reasonableness of direction and relative amounts.

Fair value measurement of the Retirement reporting unit used in the valuation of goodwill

As discussed in Notes 2 and 10 to the consolidated financial statements, the goodwill balance as of December 31, 2021 was $697 million, of which $430 million related to the Retail Life and Annuity reportable segment, a portion of which related to the Retirement reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. This involves estimating the fair value of the reporting units using a discounted cash flow valuation approach. The goodwill allocated to the Retirement reporting unit was determined to be impaired and an impairment loss of $129 million was recorded.

We identified the evaluation of the fair value measurement of the Retirement reporting unit used in the valuation of goodwill as a critical audit matter. Specifically, the projected cash flows and discount rates applied to the projected cash flows used in the determination of the fair value of the reporting unit required the application of subjective auditor judgment and were challenging to test as they represented subjective determinations of future sales, profitability patterns, existing business runoff patterns, as well as market and economic conditions that were also sensitive to variation. Additionally, the audit effort associated with evaluating the projected cash flows and discount rates required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter.

•We evaluated the reasonableness of the Company’s projected new business cash flows for the Retirement reporting unit, by (1) comparing the sales assumptions to the Company’s historical sales to assess the Company’s ability to accurately forecast, (2) comparing the sales assumptions to forecasted sales in the industry, and (3) involving an actuarial specialist to evaluate the current pricing assumptions and resulting profitability patterns produced by the actuarial projection system.
•We evaluated the reasonableness of the Company’s projected existing business cash flows for the Retirement reporting unit, by involving an actuarial specialist to (1) compare selected actuarial assumptions used in developing the estimate to the Company’s actual historical experience and (2) evaluate the existing business runoff patterns for selected products by comparing the patterns to historical experience and expectations of run off patterns based on the nature of the products.
•In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the discount rates used in the valuation, by comparing the inputs to the discount rates to publicly available data for comparable entities and assessing the resulting discount rates utilized by the Company.

/S/ KPMG LLP

We have served as the Company’s auditor since 2019.

Birmingham, Alabama
March 18, 2022

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
(a)                                 Disclosure Controls and Procedures
In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of December 31, 2021, the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

March 18, 2022
(c)   Changes in Internal Control Over Financial Reporting
Other than the considerations noted in the paragraph above, there have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.     Other Information
None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

Name	Age (as of 2/1/2022)	Title
Richard J. Bielen	61	President, Chief Executive Officer and a Director of the Company and PLC
D. Scott Adams	57	Executive Vice President, Corporate Responsibility, Strategy, and Innovation Officer of the Company and PLC
Mark L. Drew	60	Executive Vice President, Chief Legal Officer of the Company and PLC; Secretary of PLC
Wendy Evesque	53	Executive Vice President and Chief Human Resources Officer of the Company and PLC
Wade Harrison	50	Senior Vice President and President, Protection Division of the Company and PLC
Lance Black	51	Senior Vice President, Acquisitions and Corporate Development of the Company and PLC
Scott Karchunas	55	Senior Vice President and President, Asset Protection Division of the Company and PLC
Philip Passafiume	54	Senior Vice President and Chief Investment Officer of the Company and PLC
Aaron Seurkamp	41	Senior Vice President and President, Retirement Division of the Company and PLC
Michael G. Temple	59	Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company
Steven G. Walker	62	Executive Vice President and Chief Financial Officer of the Company and PLC; Director of the Company
Hidehiko Sogano	61	Director of PLC
Tetsuya Kikuta	57	Director of PLC
Vanessa Leonard	61	Director of PLC
John J. McMahon, Jr.	79	Director of PLC
Michael Morrissey	74	Chairman of the Board of PLC
Jesse J. Spikes	71	Director of PLC
William A. Terry	64	Director of PLC
W. Michael Warren, Jr.	74	Director of PLC

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

Mr. Black has been Senior Vice President, Acquisitions and Corporate Development of the Company and PLC since June 2021. From June 2007 to June 2021, Mr. Black served as Treasurer of the Company and PLC. Additionally, Mr. Black served as Senior Vice President of the Company from May 2008 to June 2021, and he served as Senior Vice President of PLC from June 2008 to June 2021. Mr. Black has been employed by the Company and its subsidiaries since March 2003.

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

Mr. Passafiume has been a Senior Vice President of the Company since June 2008 and Chief Investment Officer of the Company since June 2020. From June 2008 to June 2020, Mr. Passafiume served as Director of Fixed Income of the Company. Additionally, Mr. Passafiume has served as Senior Vice President and Chief Investment Officer of PLC since June 2020. From May 2008 to June 2020, Mr. Passafiume served as Senior Vice President, Director of Fixed Income of PLC. Mr. Passafiume has been employed by the Company and its subsidiaries since January 2003.

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

Qualification of Directors

The Company Board consists of three directors: Mr. Bielen, Mr. Temple, and Mr. Walker. The PLC Board consists of ten directors: Mr. Bielen, Mr. Kikuta, Ms. Leonard, Mr. McMahon, Mr. Morrissey, Mr. Sogano, Mr. Spikes, Mr. Terry, and Mr. Warren. The following summarizes some of the key experiences, qualifications, education, and other attributes of the current directors of the Company Board and the PLC Board:

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

Mike Temple - Vice Chairman and Chief Operating Officer of the Company and PLC; Director of the Company. Mr. Temple has been Vice Chairman and Chief Operating Officer of the Company and PLC since June 1, 2019. From March 2018 to June 2019, he served as Vice Chairman, Finance and Risk of the Company and PLC. From November 2016 to March 2018, he served as Executive Vice President, Finance and Risk of the Company and PLC. From February 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of the Company, and from January 2016 to November 2016, Mr. Temple served as Executive Vice President, Finance and Risk, and Chief Risk Officer of PLC. From December 2012 to February 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of the Company, and from December 2012 to January 2016, Mr. Temple served as Executive Vice President and Chief Risk Officer of PLC. Prior to joining PLC, Mr. Temple served as Senior Vice President and Chief Risk Officer at Unum Group, an insurance company in Chattanooga, Tennessee. Additionally, Mr. Temple has served on the Board of Directors of LL Global, Inc. since January 2021. Mr. Temple became a director of the Company on July 21, 2017. Mr. Temple brings to the Company Board industry and risk management experience, as well as an in-depth knowledge of our business.

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

PLC Board

Hidehiko Sogano – Director of PLC. Mr. Sogano is the Managing Executive Officer of Dai-ichi Life Holdings. Mr. Sogano currently serves as the Director for each of the following companies: Chair of Daichi Life International (Europe), Director of DLI North America Inc., and Director and CEO of Dai-ichi Life Reinsurance Bermuda Ltd. Mr. Sogano has held various positions with Dai-ichi Life Holdings since 2016, including Executive Officer; Adviser, International Life Insurance Business Unit. Mr. Sogano has also served for 32 years at the Bank of Japan, mainly in the international field. Mr. Sogano has also served as a member of the Committee on Financial Markets, Organisation for Economic Co-operation and Development, and the Committee on the Global Financial System, Bank for International Settlements. Mr. Sogano has served as a director for the following companies: DLI Asia Pacific Pte. Ltd; Star Union Dai-ichi Life Insurance Limited; and Dai-ichi Life Insurance (Cambodia) PLC. Mr. Sogano earned a Bachelor of Economics degree from Keio University in Tokyo, Japan and a Certificate from the Institute d’Etudes Politiques de Paris in Paris, France. Mr. Sogano became a Director for PLC in April 2021. We believe that Mr. Sogano’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

Richard J. Bielen - President, Chief Executive Officer and a Director of the Company and PLC. Mr. Bielen’s business experience, principal occupation and employment history is described above under “Company Board.”

Tetsuya Kikuta – Director of PLC. Mr. Kikuta is the Representative Director, Senior Managing Executive Officer of Dai-ichi Life. Mr. Kikuta currently serves as a Director for each of the following companies: The Dai-ichi Building Co., Ltd., Mizuho-DL Financial Technology Co., Ltd., and Sohgo Housing Co., Ltd. Mr. Kikuta has held various positions with Dai-ichi Life since 2008, including Managing Executive Officer, Chief General Manager, Investment; Executive Officer, Chief General Manager, Investment; General Manager, Investment Planning Department; and General Manager, Equity Investment Department and International Business Management Department with The Dai-ichi Life Insurance Company, Limited and Managing Director of Dai-ichi Life International (AsiaPacific) Limited. Mr. Kikuta has also served as a member of the Member’s Council of Dai-ichi Life Insurance Company of Vietnam, Limited, and as a Director for the following companies: TAL Dai-ichi Life Australia Pty Limited; TAL Life Limited; TAL Limited; and The Dai-ichi Life Insurance Company, Limited. Mr. Kikuta earned a Bachelor of Commerce degree from Hitotsubashi University in Tokyo, Japan and received a Master of Business Administration degree from Columbia University. Mr. Kikuta became a Director for PLC in August 2018. We believe that Mr. Kikuta’s knowledge and experience as a leader in the international life insurance industry, along with his long-standing knowledge and service with Dai-ichi Life and his seasoned business judgment, are valuable to the PLC Board.

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

Michael Morrissey – Chairman of the Board of PLC. Mr. Morrissey is Special Advisor to the International Insurance Society, whose members represent global insurance leaders, international regulatory authorities, and worldwide insurance scholars from more than 95 countries. He formerly served as President and Chief Executive Officer of the International Insurance Society from May 2009 to June 2020. Prior to that role, he served as Chairman and Chief Executive Officer of Firemark Investments from 1983 to 2009. Prior roles include President and Chief Operating Officer at Manhattan Life Insurance Company; Senior Vice President, Corporate Development at Crum & Foster Insurance Group; Vice President, Research at Morgan Stanley Dean Witter & Co.; and Assistant Vice President, Research at Kidder, Peabody & Company. Mr.

Morrissey has served on the Board of Directors of Selective Insurance Group since 2008, and is a member of the Executive, Finance and Corporate Governance and Nomination Committees and is Chairman of the Compensation Committee; and has served as an SEC recognized financial expert member of the Audit Committee. He is a former member of the Board of Overseers of St. John’s University School of Risk Management and is a former member of the Insurance Development Steering Committee, a public/private partnership of the insurance industry, the United Nations, and the World Bank. Mr. Morrissey is a member of the Steering Committee of the World Economic Forum’s Mitigating Risk in the Innovation Economy Initiative; an insurance working group member of the National Bureau of Economic Research; a special advisor to the Asia Pacific Financial Forum; and a member of the Board of Governors of the Asia Pacific Risk & Insurance Association. Mr. Morrissey received his Bachelor of Arts in Political Science from Boston College and his Masters of Business Administration from Dartmouth College. He has completed the Harvard Business School Corporate Finance Program, and is a Chartered Financial Analyst. Mr. Morrissey became a director for PLC in 2020 and currently serves as Chairman of the Board. We believe that Mr. Morrissey’s knowledge of the fundamentals of the life insurance industry, his extensive experience in executive positions at wide-ranging insurance companies, and his service on various boards and committees makes him a valuable member of the PLC Board.

Jesse J. Spikes – Director of PLC. Mr. Spikes practiced law for almost 40 years. Until May 31, 2017, Mr. Spikes was Senior Counsel in the Atlanta office of Dentons US, LLP. After serving as Legal Advisor to the Al Bahrain Arab African Bank in Manama, Bahrain and the Arab African International Bank in Cairo, Egypt where he lived from 1981 to 1985, he joined Atlanta-based Long, Aldridge & Norman LLP (“LAN”) in 1986 where he became a partner in 1989. LAN later merged with McKenna & Cuneo LLP to become McKenna Long & Aldridge LLP, and, subsequently, the legacy firm of Dentons’ Atlanta office. He also served as General Counsel to Atlanta Life Insurance Company, Law Clerk to Judge Damon J. Keith of the United States Court of Appeals, Sixth Circuit, and an associate with the predecessor firm of Atlanta-based Alston & Bird. Mr. Spikes’s law practice focused on business law, including corporate and banking transactions, governance and compliance, internal investigations, audits and special committee representations, and marketing and sports law matters. He also represented businesses, individuals and governmental entities in the public procurement arena. Mr. Spikes has also served as a director of publicly- and privately-held companies, and in leadership roles with the Atlanta Area Council of the Boy Scouts of America. Currently, Mr. Spikes is president of Ribs On The Run, Inc., an Atlanta-based start-up company that develops recipes, and processing procedures for, rubs, sauces and smoked-meat products. The company then engages qualified and properly certified copackers to produce products for marketing and sale by it to its wholesale and retail customers. He also serves as the Treasurer and a Director of Niskey Lake Water Works, Inc, a homeowners association, as well as on the Board of Trustees for HSOC, Inc., a subsidiary of Children’s Healthcare of Atlanta, Inc. that manages Hughes Spalding Children’s Hospital. Mr. Spikes received his BA degree in English from Dartmouth College, his BA degree in Philosophy and Politics from University College at Oxford University and a Juris Doctorate from Harvard Law School. Mr. Spikes became a Director for PLC in 2011. We believe that Mr. Spikes’s skill and experience as an attorney, entrepreneur and leader in other business and civic organizations are valuable to the PLC Board.

William A. Terry – Director of PLC. Mr. Terry is the President and Chairman of the Birmingham Southern College Foundation, a member of the Board of Directors and Treasurer of Alabama Capital Network, Inc., a member of Alabama Growth Fund, LLC, and a member of the Community Foundation of Greater Birmingham’s investment committee. Mr. Terry served as an independent consultant to Regions Bank, N.A. from August 2019 to January 2022. He is a founder and, until August 1, 2019, served as Chairman of Highland Associates, Inc., an investment advisory firm for not-for-profit health care organizations, foundations, endowments, and select individuals. He serves as a member and director of Alabama Capital Network, LLC. He previously served as a managing member and director of Highland Strategies, LLC until March 2018. Before starting Highland Associates in 1987, Mr. Terry worked in the Investment Management Consulting Group of Interstate/Johnson Lane Corporation. Mr. Terry previously served as a member of the Executive Committee and President for the Mountain Brook City Schools Foundation and Chairman of the Executive Board of the Greater Alabama Council of Boy Scouts of America. Mr. Terry received an undergraduate degree from Davidson College and is a CFA charter holder. Mr. Terry became a Director for PLC in 2004. We believe that Mr. Terry’s skills and experience at Highland Associates in the field of investments and as a leader of the firm; his experience as a leader in civic, educational, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

W. Michael Warren, Jr. – Director of PLC. Mr. Warren served as the President and Chief Executive Officer of Children’s of Alabama, an independent, not-for-profit, freestanding pediatric healthcare center from January 2008 to June 2021. Prior to joining Children’s of Alabama, Mr. Warren was Chairman and Chief Executive Officer of Energen Corporation and its two primary subsidiaries, Alagasco and Energen Resources. Mr. Warren became President of Alagasco in 1984 and held a number of increasingly important positions with Energen before being named President and Chief Executive Officer in February 1997 and Chairman in January 1998. Mr. Warren was a lawyer in private practice in Birmingham, Alabama, before joining Alabama Gas in 1983. Mr. Warren served on the Board of Directors of Energen Corporation until his term expired in April 2010. Mr. Warren has served as Chairman of the Board of Directors of the Business Council of Alabama, the United Way, and Children’s of Alabama. He also has been Chairman of the Metropolitan Development Board, the Alabama Symphony

Board of Directors, and the American Heart Association Board of Directors. He has chaired the general campaign of the United Way for Central Alabama and the United Negro College Fund. Mr. Warren received an undergraduate degree from Auburn University and a Juris Doctorate from Duke University. Mr. Warren became a Director for PLC in 2001. We believe that Mr. Warren’s background as an attorney; his skills and long experience as Chairman and CEO of a highly-regulated publicly-held utility; his continuing experience as President and CEO of Children’s of Alabama; his experience as a leader in other business, civic, and not-for-profit organizations; and his seasoned business judgment are valuable to the PLC Board.

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

The Company’s parent, PLC, is a holding company that conducts substantially all of its business operations through its subsidiaries. The PLC Board oversees the business and affairs of PLC and, along with the Corporate Governance and Nominating Committee of the PLC Board (the “PLC Governance Committee”), conducts an annual assessment of the independence of the members of the PLC Board. While PLC’s securities are not listed on any national securities exchange or inter-dealer quotation system, the PLC Board assesses the independence of its directors under the NYSE’s independence standards. In February 2022, the PLC Governance Committee and the PLC Board evaluated the independence of the PLC directors after a review and discussion of information regarding each such director’s relationship with PLC, PLC’s subsidiaries and parent, PLC’s senior management, and their respective affiliates. After such review and discussion, the PLC Board affirmatively determined that the following non-employee directors of PLC, comprising six of PLC’s ten directors, are independent under NYSE independence standards: Ms. Leonard, Mr. McMahon, Mr. Morrissey, Mr. Spikes, Mr. Terry and Mr. Warren. The PLC Board also determined that all members of the PLC Audit Committee, the PLC Compensation Committee, and the PLC Governance Committee are independent under NYSE independence standards relating to membership on such committees.

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
Compensation Discussion and Analysis
In this section, we describe the material components of PLC’s executive compensation program in 2021 for our named executive officers, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained herein:
Named Executive Officers
▪Richard J. Bielen, President and Chief Executive Officer of the Company and PLC;
▪Steven G. Walker, Executive Vice President and Chief Financial Officer of the Company and PLC;
▪Mark L. Drew, Executive Vice President, Chief Legal Officer of the Company and PLC and Secretary of PLC;
▪Michael G. Temple, Vice Chairman and Chief Operating Officer of the Company and PLC; and
▪Aaron Seurkamp, Senior Vice President and President, Retirement Division of the Company and PLC.
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
PLC Compensation Committee
The Compensation and Management Succession Committee of the PLC Board (“PLC Compensation Committee”), which consists of four independent PLC directors, oversees the compensation program for our executive officers. In 2021, the PLC Compensation Committee met four times.

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

The PLC Compensation Committee retained Meridian Compensation Partners, LLC as an independent compensation consultant for its 2021 compensation cycle, to review, assess and provide input with respect to certain aspects of PLC’s compensation program for our executive officers. The consultant reports directly to the PLC Compensation Committee with respect to these services, and the PLC Compensation Committee may replace the consultant at any time. The consultant gives the PLC Compensation Committee advice about: 1) the compensation provided to officers at other companies in the insurance industry, using proxy statement data, published survey sources, and the consultant’s proprietary data; 2) the amount and type of compensation to provide to our officers and key employees; 3) the value of long-term incentive grants; 4) the allocation of total compensation among the various elements; and 5) internal pay equity among key executives. Representatives of the compensation consultant attend regular PLC Compensation Committee meetings and consult with the Chairperson of the PLC Compensation Committee (with or without management present) upon request. In 2021, Meridian Compensation Partners, LLC also provided advice relating to how companies were navigating compensation matters during the COVID-19 pandemic.

Compensation Committee Interlocks and Insider Participation

The Company does not have a separately designated compensation committee or other board committee which performs equivalent functions. Compensation decisions affecting our executive officers are made by the PLC Board and the PLC Compensation Committee. During 2021, the members of the PLC Compensation Committee were Mr. McMahon (Chairperson), Mr. Spikes, Mr. Terry, and Mr. Morrissey.

None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) or board of directors of any other entity, whose executive officers served as a director of the Company Board or members of the PLC Board or the PLC Compensation Committee.
Compensation Peer Group
For 2021, the compensation consultant focused on the pay practices of a peer group of 14 life insurance and financial services companies that are similar to us in size and business mix and that represent a possible source of officer and key employee talent. The PLC Compensation Committee selects the companies in this compensation peer group taking into account the recommendations of the consultant and PLC’s management. The consultant also provides a summary of compensation survey data for other companies to give the PLC Compensation Committee additional information for comparison purposes.
The compensation peer group for the 2021 compensation cycle included:
•Lincoln National Corporation
•Principal Financial Group, Inc.
•Ameriprise Financial, Inc.
•Unum Group
•Reinsurance Group of America, Inc.
•CNO Financial Group, Inc.
•Assurant, Inc.
•Globe Life, Inc.
•Primerica, Inc.
•Voya Financial, Inc.
•Athene Holding, Ltd.
•American Equity Investment Life Holding Co.
•Equitable Holdings, Inc.
•Brighthouse Financial, Inc.
PLC’s compensation consultant, along with the PLC Compensation Committee and management, consider the composition of the peer group annually. PLC made no changes to its peer group for 2021. PLC believes that the peer group has the appropriate mix of companies and that it provides the appropriate means of comparing PLC’s compensation programs and performance to that of key competitors.
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
Components of 2021 Compensation Program
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

The PLC Compensation Committee reviewed the performance and base salaries of our named executive officers at its February 2021 meeting. At the recommendation of the PLC Compensation Committee, the PLC Board approved the following annual base salaries (and the related percentage increases from the previously-effective base salaries) for our named executive officers, effective March 1, 2021: 1) Mr. Bielen, $925,000 (5.7%); 2) Mr. Walker, $535,000 (9.2%); 3) Mr. Seurkamp, $475,000 (2.8%); 4) Mr. Drew, $560,000 (3.3%); and 5); and Mr. Temple, $620,000 (3.3%).

Annual Incentive Plan Awards

Officers and key employees of PLC, including our executive officers, are eligible for annual cash incentive opportunities under the AIP. The AIP’s purpose is to attract, retain, motivate, and reward qualified officers and key employees by providing them with the opportunity to earn competitive compensation directly linked to PLC’s performance.

The PLC Compensation Committee recommends to the PLC Board for its approval the target annual incentive opportunities and performance objectives for our named executive officers for the current year. Historically, in recommending these target opportunities, the PLC Compensation Committee has considered the responsibilities of the job, individual performance, the relative value of a position, comparisons to annual incentive opportunities for similar positions in other companies, and internal pay equity. No particular weight has been given to any of these factors. In February 2021, the PLC Board approved the terms of the 2021 annual incentive opportunities for our named executive officers. There are no guaranteed minimum payments for any officer under the AIP.

Payment of annual incentives is based on achievement of one or more performance goals. For 2021, the PLC Board established, at the recommendation of the PLC Compensation Committee, the following performance goals (weighted as shown in the table) for our named executive officers:

Goal (in millions, except percentages)	Threshold	Target	Maximum
	(25% payout)	(100% payout)	(225% payout)
After-tax Adjusted Operating Income (60%)	$209	$348	$418
	(50% payout)	(100% payout)	(200% payout)
Value of New Business (30%)	$50	$100	$150
Expense Management (10%)(1)	$625	$607	$589
RBC below 350% (Negative modifier (20%))	350%	350%	350%

(1) Does not include expenses related to an acquisition which closed on January 1, 2021.
After-tax adjusted operating income, measured from January 1 through December 31, 2021, is derived from pre-tax adjusted operating income with the inclusion of income tax expense or benefits associated with pre-tax adjusted operating income. Pre-tax adjusted operating income (loss) is calculated by adjusting “income (loss) before income tax” by excluding the following items:
•gains and losses on investments and derivatives,
•losses from the impairment of intangible assets,
•changes in the GLWB embedded derivatives exclusive of the portion attributable to the economic cost of the GLWB,
•actual GLWB incurred claims,
•immediate impacts from changes in current market conditions on estimates on future profitability on variable annuity and variable universal life products, including impacts on DAC, VOBA, reserves and other items, and
•the amortization of DAC, VOBA, and certain policy liabilities that is impacted by the exclusion of these items, and
•effective January 1, 2022, changes in the fair value of company-owned life insurance, exclusive of the long-term expected return of the underlying assets.

Income tax expense or benefits is allocated to the items excluded from pre-tax adjusted operating income at the statutory federal income tax rate of twenty-one percent. Income tax expense or benefits allocated to after-tax adjusted operating income can vary period to period based on changes in PLC’s effective income tax rate.

Value of new business is measured as the expected value of new policies written from January 1 through December 31, 2021. The value of new business includes income expected to be realized in both the current year and future years. For purposes of the value of new business goal, the variable annuity business measurement is based on a market consistent embedded value analysis. All other business is measured as present value of expected future earnings from new sales above the assumed cost of capital.

The expense management performance goal provides management with an incentive to prudently manage operating expenses and to maintain efficient operations. The expense management performance goal is measured from January 1 through December 31, 2021 and is defined as other operating expenses before the effect of policy acquisition cost deferrals, excluding interest expense, the effects of reinsurance, certain performance incentives, agent commissions, certain selling costs, certain expenses associated with acquisition-related activity, expenses incurred as part of long-term expense reduction initiatives, certain legal costs, certain regulatory fees or other expenses imposed on PLC, and management fees paid to Dai-ichi Life. In addition, certain expense items are considered variable and are therefore adjusted based on variations in new business volumes.

RBC is the company action level “risk based capital” percentage of the Company as of December 31, 2021, determined as set forth in the applicable instructions established by the NAIC and filed with the state of Tennessee, and based on statutory accounting principles. RBC is intended to be a limit on the amount of risk PLC can take, and it requires a company with a higher amount of risk to hold a higher amount of capital. The PLC Board determined that the overall results achieved in adjusted operating earnings, expense management, and capital deployment goals would be reduced by 20% if RBC was less than 350% on December 31, 2021. For a further discussion of RBC, refer to Note 21, Statutory Reporting Practices and Other Regulatory Matters, to the audited financial statements included in this Annual Report on Form 10-K.

The amount payable is based on each of the above-described performance objectives. At the target level of performance, 100% of the allocable portion of the target award will be payable. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount payable will be determined by mathematical interpolation. No amount is payable below the threshold levels of performance. The PLC Compensation Committee recommends to the PLC Board for its determination the achievement of the performance objectives for the incentive opportunities granted to certain of our officers, including our named executive officers in the previous year. For other officers and managers, the PLC Compensation Committee reviews the total incentive opportunities and the methods used to determine individual payments.

At its February 25, 2022 meeting, the PLC Board determined that, in respect to 2021 performance: 1) PLC’s after-tax adjusted operating income was $357 million; 2) PLC’s value of new business was $224 million; 3) PLC’s expense management amount was $595 million (given that actual expenses were increased to include $15.8 million of expense modifiers); and 4) PLC’s RBC was approximately 477%.
Long-Term Incentive Awards
In connection with the Merger in 2015, the PLC Board approved a long-term incentive program that established a formula equity value for PLC under which our named executive officers receive awards, payable in cash, that will increase or decrease in value as the value determined under this formula changes based on the operation of PLC’s business. Since 2015, the

PLC Compensation Committee has annually granted three forms of long-term incentive awards (Performance Unit Awards, Restricted Unit Awards, and Parent Based Awards, as defined below) to our named executive officers under the program, the details of which were disclosed in PLC’s Annual Reports on Forms 10-K for the years ended December 31, 2016, 2017, 2018, and 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those awards have vested and were earned in 2021.

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

In February 2021, the PLC Compensation Committee and the PLC Board determined a total target value of the long-term incentive awards to be granted to each named executive officer in 2021. Such awards again consisted of Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards, which will vest and may be earned in 2023. In determining the total target value of long-term incentive awards in a given year, the PLC Compensation Committee considers a named executive officer’s responsibilities, performance, previous long-term incentive awards, the amount of long-term incentives provided to officers in similar positions at PLC’s peer companies, and internal compensation equity. No particular weight is given to any of these factors. In 2021, none of our named executive officers had a guaranteed minimum target amount for awards to be granted under the LTIP.

In October 2021, the PLC Compensation Committee exercised its authority under the LTIP to adjust the calculation of any performance objective or criteria to recognize special or nonrecurring situations or circumstances for PLC by approving the exclusion of the immediate impacts from changes in current market conditions on estimates of future profitability on variable annuity and variable universal life products, including impacts on DAC, VOBA, reserves, and other items from the calculation of after-tax adjusted operating income. In February 2022, the PLC Compensation Committee exercised the same authority to exclude changes in the fair value of company-owned life insurance, exclusive of the long-term expected return of the underlying assets from the calculation of after-tax adjusted operating income.

The PLC Compensation Committee considered a number of factors when it granted long-term incentive awards in 2021, including the desire to maintain the appropriate balance between performance-based and retention-based incentives and information provided by the compensation consultant comparing the value of PLC’s long-term incentive awards granted to named executive officers to the value provided by PLC’s compensation peer group.
The 2021 long-term incentive opportunities for our named executive officers are comprised of four separate awards:
1.Performance Unit Awards: Performance Units are generally designed to vest based on the achievement of two objectives - cumulative after-tax adjusted operating income (“Operating Income Objective”) and average return on equity (“ROE Objective”) - over the period from January 1, 2021 to December 31, 2023 and generally subject to the named executive officer’s continued employment until the applicable payment date of the earned award (the “Performance Unit Awards”);

2.Restricted Unit Awards: Restricted Units are generally designed to vest on December 31, 2023, are valued based on the tangible book value of PLC on the vesting date and are generally subject to the named executive officer’s continued employment until such respective dates (the “Restricted Unit Awards”);
3.Parent-Based Awards: A dollar denominated award that is generally designed to vest on December 31, 2023 based on the named executive officer’s continued employment, the value of which will be adjusted to reflect the change in the value of Dai-ichi Life’s common stock over the three-year measurement period from January 1, 2021 to December 31, 2023 (the “Parent-Based Awards”); and

4. 35% Enhanced 2021 Performance Unit Awards: For 2021, the named executive officers also received a 35% Enhanced 2021 Performance Unit Award (“2021 Enhanced PU”) pursuant to the same provisions for vesting and performance applicable to Performance Unit Awards. The 2021 Enhanced PU will be discussed herein as a Performance Unit Award unless otherwise noted. The 2021 Enhanced PU is a one-time award equal to 35% of the named executive officer’s 2021 Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards to address the lack of retention value of outstanding long-term incentive opportunities.
Long-Term Incentive Awards Vested in 2021
The following long-term incentive awards were earned in 2021: i) the second tranche of the Restricted Unit Awards that were granted in 2018 (with a four-year vesting period); ii) the first tranche of the Restricted Unit Awards that were granted in 2019 (with a three-year vesting period); and iii) the Parent-Based Awards that were granted in 2019 (with a three-year vesting period). No amounts were earned with respect to the Performance Unit Awards that were granted in 2019 (with a three-year performance period that ended December 31, 2021) for 2021. The performance measures related to such awards had the following levels of achievement.

Restricted Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance
2018 Restricted Unit Awards (4-year vest)	Tangible Book Value per Unit	$5,938	$7,473	$120.92
2019 Restricted Unit Awards (3-year vest)	Tangible Book Value per Unit	$6,017	$7,341	$117.21

Parent-Based Awards:

Award	Performance Measure	Initial Dai-ichi Stock Value	Final Dai-ichi Stock Value	Percentage of Award Earned
2019 Parent-Based Awards	Dai-ichi stock performance	1,726 yen	2,359 yen	136.65%

Performance Unit Awards:

Award	Performance Measure	Beginning Tangible Book Value ($ in millions)	Ending Tangible Book Value ($ in millions)	Tangible Book Value Per Unit Performance	Actual Result for ROE or COE Performance Measure	Percentage of Award Earned
2019 Performance Unit Awards	50% based on Tangible Book Value per Unit x ROE Performance (%)	$6,017	$7,341	$117.21	4.96%	0%
	50% of awards based on Tangible Book Value per Unit x Cumulative Operating Earnings (“COE”) Performance ($)	$6,017	$7,341	$117.21	$1,212	0%

The amounts paid to our named executive officers based upon the applicable levels of achievement of these awards are set forth in the “Non-equity incentive plan compensation - 2021” column of the Summary Compensation Table and the applicable footnote thereto.

Performance Unit Awards Granted in 2021

The purpose of the Performance Unit Awards is to encourage our named executive officers to focus on earnings growth and returns on equity. The number of units subject to each Performance Unit Award granted in 2021 is determined by dividing 50% of each named executive officer’s target long-term incentive opportunity by an amount equal to 90% of PLC’s applicable tangible book value per unit as of January 1, 2021. One-half of the units subject to each Performance Unit Award will be subject to achieving the ROE Objective and one-half will be subject to achieving the Operating Income Objective. The amount payable in respect of each unit can range from 0% (for performance against the applicable objective below the threshold level) to 225% (for performance at or above maximum). One hundred percent (100%) of the award will be payable for performance at target. For achievement between the stated performance levels (i.e., between threshold and target, and between target and maximum), the amount will be determined by mathematical interpolation.

Specifically, payment with respect to the ROE Objective will be based on the following schedule:

Average Return on Equity	Percentage of Performance Units Earned Attributable to ROE Objective
Less than 2.98%	—%
2.98%	25%
4.77%	100%
5.61%	225%
There will be straight-line interpolation between each level of average return on equity to determine the exact percentage of Performance Units earned.
Payment with respect to the Operating Income Objective will be based on the following schedule:

Cumulative After-tax Adjusted Operating Income (Dollars In Millions)	Percentage of Performance Units Earned Attributable to Operating Income Objective
Less than $737	0%
$737	25%
$1,228	100%
$1,474	225%
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

Restricted Unit Awards and Parent-Based Awards Granted in 2021

The purpose of the Restricted Unit Awards is to encourage our named executive officers to focus on retention and value creation. The number of Restricted Units subject to each Restricted Unit Award granted in 2021 was determined by dividing 40% of each named executive officer’s target long-term incentive opportunity by an amount equal to PLC’s applicable tangible book value per unit as of January 1, 2021. The Restricted Unit Awards vest on December 31, 2023 and are valued at payout based on the tangible book value of PLC on the applicable vesting date.

The purpose of the Parent-Based Awards is to align PLC’s and the Company’s values with our parent company. The initial cash value of the Parent-Based Awards is equal to 10% of the target long-term incentive award opportunity for each named executive officer. At vesting, the amount payable in respect of such Parent-Based Awards shall be such initial value multiplied by the percentage change in the value of the common stock of Dai-ichi Life, whether such value has increased or decreased, over the period from January 1, 2021 to December 31, 2023, as measured based on the average value of such common stock in January 2021 and December 2023, respectively.

Payment of the Restricted Unit Awards and Parent-Based Awards will generally be contingent upon the officer being employed on the date of vesting, except that a named executive officer whose employment terminates due to death, disability, or retirement on or after normal retirement age under the terms of the Qualified Pension Plan will fully vest in such award. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Parent-Based Award, which will immediately vest, based on a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2021 and the retirement date, and the denominator of which is 36. A named executive officer whose employment terminates on or after early retirement eligibility but before normal retirement age under the terms of the Qualified Pension Plan will receive a pro-rated portion of the Restricted Units under the Restricted Unit Awards, which will immediately vest, based on multiplying 1) the number of unvested Restricted Units that would become vested at the applicable date by 2) a fraction, the numerator of which is the number of complete and partial calendar months between January 1, 2021 and the retirement date, and the denominator of which is 36.

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

35% Enhanced 2021 Performance Unit Awards Granted in 2021

The purpose of the 2021 Enhanced PUs is to encourage our named executive officers to focus on earnings growth and returns on equity. The number of units subject to the 2021 Enhanced PU granted in 2021 is determined by multiplying the total of the named executive officer’s target long-term incentive opportunity for 2021 (including 2021 Performance Unit Awards, 2021 Restricted Unit Awards, and 2021 Parent-Based Unit Awards) by 35%. The 2021 Enhanced PU is a one-time award for 2021, subject to the same terms and provisions noted above with respect to Performance Unit Awards granted in 2021 (and are discussed herein as Performance Unit Awards, unless otherwise noted), and intended to address the lack of retention value of outstanding long-term incentive opportunities.

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

In addition, PLC provides a nonqualified deferred compensation plan (“DCP”) for our named executive officers and other key officers. Through December 31, 2021, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, or Parent-Based Awards are earned (for the Restricted Unit Awards and Parent-Based Awards, percentages are subject to reduction if the employee is eligible for early retirement). Prior to the amendment to the DCP effective on January 1, 2019, certain senior officers were allowed a maximum deferral up to 94% for Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards (for the Restricted Unit Awards and Parent-Based Awards, percentages were subject to reduction if the employee is eligible for early retirement).

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

Perquisites and Other Benefits
PLC has other programs that help us attract and retain key talent and enhance productivity. In 2021, PLC provided modest perquisites to our named executive officers, including a financial and tax planning program for certain senior officers. PLC also reimburses officers for business-related meals in accordance with our standard business policies. Officers pay for all personal meals. From time to time, our named executive officers may also use PLC sponsored tickets for sporting, cultural, and/or other events for personal use. PLC also provides tax gross up payments related to sporting events, sporting club memberships, corporate jet usage, gifts, and spousal travel. For more information, see “Summary Compensation Table – Tax Gross-Ups” in this Item 11.
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
Spousal Travel Policy
If an employee’s spouse travels with the employee on Company business, and the spouse’s presence is deemed necessary and appropriate for the purpose of the trip, PLC will reimburse the employee for the associated travel expenses. Spousal travel is grossed up for tax purposes.

For more information about perquisites and other benefits, see the “All Other Compensation Table” in this Item 11.
Tax Issues
Prior to the enactment of the Tax Cuts and Jobs Act (the “Tax Reform Act”) in December 2017, which generally became effective for the Company and PLC on January 1, 2018, neither the Company nor PLC was subject to the executive compensation deduction limitations of Section 162(m) of the Internal Revenue Code since the date of the Merger because neither the Company nor PLC has had any publicly traded equity securities. However, as a result of the enactment of the Tax Reform Act, Section 162(m) now applies to all companies that file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), including companies that have issued publicly traded debt securities. Accordingly, effective January 1, 2018, the Company and PLC became subject to Section 162(m). Additionally, even though PLC suspended its reporting obligations with the SEC under Section 15(d) of the Exchange Act on January 23, 2020, PLC will remain subject to Section 162(m) for so long as the Company, which is a member of PLC’s affiliated group, continues to file reports with the SEC under the Exchange Act. After the filing of this Annual Report on Form 10-K, the Company intends to rely on the exemption provided by Exchange Act Rule 12h-7 to suspend filing reports with the SEC under the Exchange Act.

Section 162(m) generally imposes a $1 million limit on the amount of compensation that an SEC reporting company or a member of its affiliated group can deduct in any one year for any “covered employee.” Under Section 162(m), as amended by the Tax Reform Act, the following individuals are considered covered employees whose compensation by PLC or the Company is generally subject to Section 162(m)’s deduction limitations:

•Any individual who served as the Company’s principal executive officer or principal financial officer at any time during the taxable year;
•The three most highly compensated executive officers of the Company (as identified in the Summary Compensation Table of this Annual Report on Form 10-K) for the 2021 tax year; and
•Any individual who has been a covered employee of PLC for any prior tax years, beginning January 1, 2018.

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

COVID-19 and Plan Design Considerations

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, the COVID-19 pandemic has adversely impacted the Company’s and PLC’s financial performance, which in turn has impacted the performance of its incentive plans. The Committee made adjustments in 2021 to address concerns related to the ongoing impact of the volatility and uncertainty of the COVID-19 pandemic on PLC’s business and its incentive plan design, and to make certain broader changes related to the mix, alignment, and structure of the program, including (i) widening the performance range and payout range for the After Tax Operating Income goal for the AIP and the After Tax Operating Income and Average Return on Equity goals for the LTIP Performance Unit awards, (ii) providing an enhancement to the 2021 LTIP awards, (iii) shifting the mix of LTIP awards to have a heavier weight on time-based awards, (iv) changing the vesting schedule for Restricted Units to 100% vesting at 3 years (a permanent change), and (v) providing for a possible adjustment of the performance targets for Performance Unit awards, as applicable, if projected results are trending below threshold. In addition to addressing retention concerns, these adjustments will help to align compensation with market practices, ensure that there is reasonable pay for performance alignment for the benefit of Dai-ichi, PLC and plan participants, and set incentives to accommodate greater volatility and uncertainty in PLC’s financial and operational performance. The Committee has carried forward certain adjustments for 2022, including (i) maintaining the wider performance range and payout range for the After Tax Operating Income goal for the AIP and the After Tax Operating Income and Average Return on Equity goals for the LTIP Performance Unit awards, and (ii) maintaining the shift in the mix of LTIP awards to have a heavier weight on time-based awards. Notwithstanding the foregoing, due to ongoing unprecedented uncertainty regarding the effects of the COVID-19 pandemic on the Company’s future financial performance, the Committee may revisit these program adjustments and/or apply discretion if external events out of management control materially adversely impact the performance of the incentive program.
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
Risk Assessment
The PLC Compensation Committee reviewed the determinations of the Enterprise Risk Management team’s assessment of PLC’s compensation policies as described in the Compensation Discussion and Analysis, which determinations concluded that PLC’s compensation program in 2021: 1) provided the appropriate level of compensation to our senior officers; 2) was properly designed to link compensation and performance; and 3) did not encourage our officers or employees to take unnecessary and excessive risks or to manipulate earnings or other financial measures.
COMPENSATION COMMITTEE REPORT
The PLC Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the PLC Compensation Committee recommended to the Company Board that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION AND MANAGEMENT
SUCCESSION COMMITTEE OF THE PLC BOARD
John J. McMahon, Jr., Chairperson
Jesse J. Spikes
William A. Terry
Michael Morrissey

Summary Compensation Table
The following table sets forth the total compensation earned by each of the Company’s named executive officers for the fiscal years ended December 31, 2021, 2020 and 2019.

Summary Compensation Table
Name and principal position with the Company (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-equity incentive plan compensation(1) ($) (g)	Change in pension value & nonqualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total Compensation ($) (j)
Richard J. Bielen	2021	$916,667	$—	$3,707,993	$1,063,005	$152,956	$5,840,621
President and Chief Executive Officer (principal executive officer)	2020	$870,833	$—	$2,642,039	$2,833,979	$120,652	$6,467,503
	2019	$838,333	$—	$5,143,079	$2,591,758	$259,340	$8,832,510
Steven G. Walker	2021	$527,500	$—	$1,104,119	$81,518	$47,458	$1,760,595
Executive Vice President and Chief Financial Officer (principal financial officer)	2020	$482,500	$—	$723,825	$151,821	$45,812	$1,403,958
	2019	$442,500	$—	$1,435,911	$180,838	$56,260	$2,115,509
Aaron Seurkamp(2)	2021	$472,833	$—	$738,337	$39,279	$29,963	$1,280,412
Senior Vice President and President, Retirement Division
Mark L. Drew	2021	$557,000	$—	$1,058,819	$55,971	$51,516	$1,723,306
Executive Vice President, Chief Legal Officer; Secretary of PLC	2020	$535,000	$—	$772,535	$45,387	$50,328	$1,403,250
	2019	$497,500	$—	$1,456,053	$41,890	$61,491	$2,056,934
Michael G. Temple	2021	$616,667	$—	$1,577,980	$80,252	$55,573	$2,330,472
Vice Chairman and Chief Operating Officer	2020	$590,000	$—	$1,044,395	$79,505	$54,180	$1,768,080
	2019	$535,833	$—	$1,922,079	$76,401	$97,514	$2,631,827
(1)For 2021, these numbers include: (i) the following amounts of cash incentives that were paid on or prior to March 15, 2022, for 2021 performance under PLC’s AIP: Mr. Bielen, $2,363,400; Mr. Walker, $781,100; Mr. Seurkamp, $541,500; Mr. Drew, $735,800; Mr. Temple, $1,131,500; (ii) the following amounts with respect to the second installment of the Restricted Unit Awards that vested on December 31, 2021 (granted in 2018) that were paid in cash on or prior to March 15, 2022: Mr. Bielen, $407,198; Mr. Walker, $104,294; Mr. Seurkamp, $56,228; Mr. Drew, $104,294; Mr. Temple, $149,639; (iii) the following amounts with respect to the first installment of the Restricted Unit Awards that vested on December 31, 2021 (granted in 2019) that were paid in cash on or prior to March 15, 2022: Mr. Bielen, $527,445; Mr. Walker, $123,071; Mr. Seurkamp, $79,117; Mr. Drew, $123,071; Mr. Temple, $167,024; and (iv) the following amounts of Parent-Based Awards that vested on December 31, 2021 (granted in 2019), and that were paid in cash on or prior to March 15, 2022: Mr. Bielen, $409,950; Mr. Walker, $95,655; Mr. Seurkamp, $61,493; Mr. Drew, $95,655; Mr. Temple, $129,818.
(2)Mr. Seurkamp was not a named executive officer for 2019 or 2020.

Discussion of Summary Compensation Table
Column (c)-Salary. These amounts include any portion of the named executive officer’s base salary for the applicable year that such officer contributed to PLC’s 401(k) Plan or deferred under PLC’s DCP. The Nonqualified Deferred Compensation Table has more information about our named executive officers’ participation in PLC’s DCP in 2020.
Column (g)-Non-equity incentive plan compensation. For 2021, these amounts reflect i) the cash incentives paid on or prior to March 15, 2022 for 2021 performance under PLC’s AIP, ii) the second installment of the Restricted Unit Awards that vested on December 31, 2021 (granted in 2018) and that were paid on or before March 15, 2022, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2021 (granted in 2019) and that were paid on or before March 15, 2022, and iv) the Parent-Based Awards that vested on December 31, 2021 (granted in 2019), and that were paid on or prior to March 15, 2022. For 2020, these amounts reflect i) the cash incentives paid on or prior to March 15, 2021 for 2020 performance under PLC’s AIP, ii) the first installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2018) and that were paid on or before March 15, 2021, iii) the second installment of the Restricted Unit Awards that vested on December 31, 2020 (granted in 2017) and that were paid on or before March 15, 2021, and iv) the Parent-Based Awards that vested on December 31, 2020 (granted in 2018), and that were paid on or prior to March 15, 2021. For 2019, these amounts reflect i) the cash incentives paid in 2020 for 2019 performance under PLC’s AIP, ii) the Performance Unit Awards earned with respect to the 2017-2019 performance period (granted in 2017), and that were paid in 2020, iii) the first installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2017) and that were paid in 2020, iv) the second installment of the Restricted Unit Awards that vested on December 31, 2019 (granted in 2016) and that were paid in 2020, and v) the Parent-Based Awards that vested on December 31, 2019 (granted in 2017), and that were paid in 2020. These amounts are based on the achievement of performance goals under the AIP and the LTIP, as determined by the PLC Compensation Committee and the PLC Board. All amounts presented include any portion of the earned incentives that the named executive officer elected to contribute to PLC’s 401(k) Plan or defer under PLC’s DCP.

Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted in a particular year are not reflected in the Summary Compensation Table with respect to such year. These awards, which have multi-year performance periods, are instead reflected in the Summary Compensation Table in the year in which they are earned. The Grants of Plan-Based Awards Table and the narrative that accompanies such table provide information about the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards that were granted in 2021.
Column (h)-Change in pension value and nonqualified deferred compensation earnings. These amounts represent the increase or decrease in the actuarial present value of the named executive officer’s benefits under PLC’s tax Qualified Pension Plan and PLC’s Nonqualified Excess Pension Plan. Changes in interest rates can significantly affect these numbers from year to year. For 2021, the total change in the present value of pension benefits for each named executive officer was divided between the plans as follows:

Name	Qualified Pension Plan	Nonqualified Excess Pension Plan	Total
Bielen	$56,102	$1,006,903	$1,063,005
Walker	$35,121	$46,397	$81,518
Seurkamp	$6,678	$32,601	$39,279
Drew	$15,027	$40,944	$55,971
Temple	$17,979	$62,273	$80,252
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
Column (i)—All other compensation. For 2021, these amounts include the following:

All Other Compensation Table
Name	401(k) matching	Nonqualified deferred compensation plan contributions	Financial planning program	Tax Gross Up	Other perquisites	Total
Bielen	$11,600	$61,685	$—	$984	$78,687	$152,956
Walker	$11,600	$19,116	$14,735	$241	$1,766	$47,458
Seurkamp	$11,600	$18,228	$—	$—	$135	$29,963
Drew	$11,600	$22,600	$14,735	$636	$1,945	$51,516
Temple	$11,600	$27,752	$14,735	$—	$1,486	$55,573
401(k) Matching
PLC’s employees can contribute a portion of their salary, overtime, cash incentives and other eligible compensation to PLC’s 401(k) Plan and receive a dollar-for-dollar company matching contribution. The maximum match is 4% of the employee’s eligible pay (which is subject to limits imposed by the Internal Revenue Code). The table shows the company match received by our named executive officers during 2021.
Nonqualified Deferred Compensation Plan Contributions
The table includes, with respect to each of the executives, supplemental matching contributions that PLC made under PLC’s DCP to each named executive officer’s account in 2021 with respect to the officer’s participation in PLC’s DCP during 2020 (“DCP Supplemental Matching Contribution”). The Nonqualified Deferred Compensation Table and accompanying narrative provide more information about the DCP.

Financial Planning Program
These amounts include fees paid for program services as well as business travel and related expenses of the Financial and Tax Planning third-party provider.
Tax Gross-Ups
A tax gross up occurs when PLC pays the projected tax expense for certain perquisite items. The amounts paid as a tax gross up in 2021 includes i) a sporting club membership for Mr. Drew, and ii) sporting tickets and related entertainment for Mr. Bielen and Mr. Walker.
Other Perquisites
These amounts include: i) the amount we paid for a sporting club membership for Mr. Drew ($1,200) ii) the amount we paid for sporting, cultural or other events for personal use and related entertainment for Mr. Bielen, Mr. Drew, Mr. Temple and Mr. Walker, iii) the amount we paid for gifts for each of the named executive officers, and iv) the estimated incremental cost that we incurred in 2021 for Mr. Bielen and his guests to use the Company aircraft for personal trips ($74,731).

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

Grants of Plan-Based Awards During 2021
The long-term incentive opportunities granted to our named executive officers in 2021 are comprised of four separate awards: 1) Performance Unit Awards; 2) Restricted Unit Awards; 3) Parent-Based Awards; and 4) the 35% Enhanced 2021 Performance Unit Awards.
PLC’s annual incentive awards for 2021 were granted pursuant to PLC’s AIP, based on target amounts for i) after-tax adjusted operating income, ii) value of new business, iii) expense management, and iv) risk-based capital. For Mr. Seurkamp, his payout is weighted 50% to the foregoing PLC metrics and 50% to PLC’s after-tax adjusted operating income, value of new business, expense management and sales for his business unit (Retirement Division).

This table presents information about: 1) the awards granted in 2021 pursuant to the LTIP which will vest in 2023and 2) the awards granted in 2021 pursuant to the AIP, which were paid in March 2022. All awards earned under the AIP and LTIP are payable in cash.

Grants of Plan-Based Awards Table
						Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Compensation Committee Meeting Date	Type of Award	Number of Units		Threshold ($) (c)		Target ($) (d)		Maximum ($) (e)
Bielen		2/25/21	Annual Incentive Plan	n/a		$566,600	(1)	$1,618,800	(1)	$3,480,300	(1)
	3/15/21	2/25/21	Performance Units	34,685	(2)	871,625	(2)	3,486,500	(2)	7,844,625	(2)
	3/15/21	2/25/21	Restricted Units	15,400	(3)	n/a		1,540,000	(3)	n/a
	3/15/21	2/25/21	Parent Stock-Based	3,850	(4)	n/a		385,000	(4)	n/a
Walker		2/25/21	Annual Incentive Plan	n/a		$187,300	(1)	$535,000	(1)	$1,150,300	(1)
	3/15/21	2/25/21	Performance Units	9,055	(2)	226,375	(2)	905,500	(2)	2,037,375	(2)
	3/15/21	2/25/21	Restricted Units	4,000	(3)	n/a		400,000	(3)	n/a
	3/15/21	2/25/21	Parent Stock-Based	1,000	(4)	n/a		100,000	(4)	n/a
Seurkamp		2/25/21	Annual Incentive Plan	n/a		$129,100	(1)	$356,300	(1)	$761,500	(1)
	3/15/21	2/25/21	Performance Units	5,435	(2)	135,875	(2)	543,500	(2)	1,222,875	(2)
	3/15/21	2/25/21	Restricted Units	2,400	(3)	n/a		240,000	(3)	n/a
	3/15/21	2/25/21	Parent Stock-Based	600	(4)	n/a		60,000	(4)	n/a
Drew		2/25/21	Annual Incentive Plan	n/a		$176,400	(1)	$504,000	(1)	$1,083,600	(1)
	3/15/21	2/25/21	Performance Units	8,605	(2)	215,125	(2)	860,500	(2)	1,936,125	(2)
	3/15/21	2/25/21	Restricted Units	3,800	(3)	n/a		380,000	(3)	n/a
	3/15/21	2/25/21	Parent Stock-Based	950	(4)	n/a		95,000	(4)	n/a
Temple		2/25/21	Annual Incentive Plan	n/a		$271,300	(1)	$775,000	(1)	$1,666,300	(1)
	3/15/21	2/25/21	Performance Units	12,680	(2)	317,000	(2)	1,268,000	(2)	2,853,000	(2)
	3/15/21	2/25/21	Restricted Units	5,600	(3)	n/a		560,000	(3)	n/a
	3/15/21	2/25/21	Parent Stock-Based	1,400	(4)	n/a		140,000	(4)	n/a
(1)These amounts reflect threshold, target, and maximum payouts to our named executive officers under the AIP. The level of payout is tied to PLC’s after-tax adjusted operating income, value of new business, expense management, and RBC. For Mr. Seurkamp, his payout is weighted 50% to the foregoing PLC metrics and 50% to PLC’s after-tax adjusted operating income, value of new business, expense management and sales for his business unit (Retirement Division). The amount in the “Threshold” column reflects the amount that would be payable to our named executive officers under the AIP if each performance goal were achieved at the threshold level. There is no minimum payout.
(2)These amounts reflect the Performance Unit Awards, including the 2021 Enhanced PUs, granted to each named executive officer under the LTIP, along with the estimated payouts at the threshold, target, and maximum amounts. The number of units subject to the 2021 Enhanced PU granted in 2021 is determined by multiplying the total of the named executive officer’s target long-term incentive opportunity for 2021 (including 2021 Performance Unit Awards, 2021 Restricted Unit Awards, and 2021 Parent-Based Unit Awards) by 35%. The number of Performance Unit Awards (other than the 2021 Enhanced PUs) determined to be granted reflect a discount to the book value to reflect the risk of forfeiture associated with performance conditions. The level of payout for the Performance Unit Awards other than the 2021 Enhanced PUs is tied to PLC’s ROE and cumulative after-tax adjusted operating income. These values reflect a reasonable estimate based on a value of each unit at $100 at the date of grant using the grant-date tangible book value of PLC. The amount in the “Threshold” column reflects the amount that would be payable to our named executive officers under the AIP if each performance goal were achieved at the threshold level. There is no minimum payout.
(3)These amounts reflect the Restricted Unit Awards and target value of Restricted Unit Awards granted to each named executive officer under the LTIP.
(4)These amounts reflect the Parent-Based Awards and target value of the Parent-Based Awards granted to each named executive officer under the LTIP.
Discussion of Grants of Plan-Based Awards Table
Column (b) - Grant date.
At its February 25, 2021 meeting, the PLC Compensation Committee granted long-term incentive awards valued in the amounts reflected in the table with a grant date of March 15, 2021.
Column - Number of units.
These amounts reflect the number of each of the Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards granted to our named executive officers in 2021. The threshold, target, and maximum value of each award is reflected in columns (c), (d), and (e), respectively.
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

Long-Term Incentive Plan

Under the LTIP, employees of PLC and its subsidiaries are eligible to receive three types of incentive awards (collectively, “Awards”):

1.“Performance Unit”, an Award which becomes vested and non-forfeitable upon the attainment, in whole or in part, of performance objectives, determined by the PLC Compensation Committee, during an award period, and which is payable in cash based amounts set by the PLC Compensation Committee. (The 35% Enhanced 2021 Performance Unit Award is subject to the same terms and provisions as Performance Unit Awards and is discussed herein as a Performance Unit Award unless otherwise noted).
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

Outstanding Equity Awards at December 31, 2021

Our named executive officers had no outstanding equity awards as of December 31, 2021.

Option Exercises and Stock Vested during 2021

In 2021, none of our named executive officers held any awards that were exercisable for, convertible into, or that may be settled for stock of the Company or PLC.
Pension Benefits
The following table contains information about benefits payable to our named executive officers upon their retirement under the terms of PLC’s “defined benefit” pension plans.

Pension Benefits Table
Name (a)	Plan Name (b)	Number of years credited service (#) (c)(1)	Present value of accumulated benefit ($) (d)(2)	Payments during last fiscal year ($) (e)
Bielen	Pension	31	$1,536,764	$—
	Excess Pension	31	13,037,835	—
	Total		$14,574,599	$—
Walker	Pension	20	$552,414	$—
	Excess Pension	20	739,042	—
	Total		$1,291,456	$—
Seurkamp	Pension	17	$298,347	$—
	Excess Pension	17	328,670	—
	Total		$627,017	$—
Drew	Pension	5	$63,485	$—
	Excess Pension	5	153,361	—
	Total		$216,846	$—
Temple	Pension	9	$131,316	$—
	Excess Pension	9	329,620	—
	Total		$460,936	$—
(1)The number of years of service that are used to calculate the named executive officer’s benefit under each plan, as of December 31, 2021.
(2)The actuarial present value of the named executive officer’s benefit under each plan as of December 31, 2021.
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
Mr. Bielen is in the grandfathered group; Mr. Walker and Mr. Seurkamp are in the non-grandfathered group; and Mr. Drew and Mr. Temple are in the post-2007 group.
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
For service after 2007, employees in the non-grandfathered group and post-2007 group earn a hypothetical account balance that is credited with pay credits and interest credits. Interest is credited to a participant’s account effective on December 31 of each year (or a participant’s benefit commencement date in the year payments begin), based on the value of the participant’s account on January 1 of that year. The interest rate is based on the 30-year Treasuries’ constant maturities rate published by the IRS. The rate for a calendar year is the rate published for October of the previous year, but not less than 3.25%. Pay credits for a year are based on a percentage of eligible pay for that year, as follows:

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
Eligible pay includes components of pay such as base salary, overtime, annual incentive awards and other eligible compensation. Pay does not include payment of certain commissions, performance shares, gains on SAR exercises, vesting of restricted stock units, severance pay, or other extraordinary items.
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
If an employee retires on or after age 55 with at least 10 years of vesting service, the employee may take an “early retirement” benefit with respect to benefits earned through 2007, beginning immediately after employment ends. Mr. Bielen and Mr. Walker are eligible for early retirement. The early retirement benefit for pre-2008 service is based on the Qualified Pension Plan formula. The benefit is reduced below the level of the age 65 benefit; however, the reduction for an early retirement benefit is not as great as the reduction for early commencement of a vested benefit. (For example, the early retirement reduction at age 55 is 50%; the actuarial reduction (using the Qualified Pension Plan interest rates and mortality tables) is 62%. At age 62, the early retirement reduction is 20%, and the actuarial reduction is 27%).
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

Nonqualified Deferred Compensation Arrangements
This table presents certain information about our named executive officers’ participation in nonqualified deferred compensation arrangements in 2021.
Nonqualified Deferred Compensation Table

Name (a)	Executive contributions in last FY ($) (b)(1)	Registrant contributions in last FY ($) (c)(2)	Aggregate earnings in last FY ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last FYE ($) (f)(3)
Bielen	$131,203	$61,685	$554,234	$2,522,991	$11,209,813
Walker	$31,244	$19,116	$19,455	$11,311	$2,335,549
Seurkamp	$135,375	$18,228	$177,922	$—	$1,418,998
Drew	$50,000	$22,600	$124,086	$—	$833,476
Temple	$69,927	$27,752	$38,499	$—	$554,785
(1)These amounts include:
a.the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation earned and deferred by the officer in 2021 under the DCP: Mr. Bielen, $36,667 and Mr. Temple, $24,667; and.

b.the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table for 2021 as compensation earned under the AIP with respect to 2021 performance and deferred by the officer in 2022 under the DCP: Mr. Bielen, $94,536; Mr. Walker, $31,244; Mr. Seurkamp, $135,375; Mr. Drew, $50,000; and Mr. Temple, $45,260.

(2)These amounts represent the DCP Supplemental Matching Contributions allocated to the officer’s account in 2021 with respect to the officer’s participation during 2020 in PLC’s DCP, the terms of which provide that the officer will not receive the matching contribution unless the officer is employed on the date of the allocation or terminated due to death, disability, or while eligible for normal or early retirement under PLC’s Qualified Pension Plan. PLC will incur the expense at the time of allocation. These DCP Supplemental Matching Contributions are reported in the Summary Compensation Table as compensation for 2021.
(3)These amounts reflect the following amounts that have been reported as compensation to the officer in previous proxy statements of PLC (with respect to periods prior to the Merger) and Annual Reports on Forms 10-K of PLC and the Company (for periods after the Merger): Mr. Bielen, $12,985,682; Mr. Walker, $2,277,045; Mr. Drew, $636,790; and Mr. Temple, $418,607.
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

Through December 31, 2021, eligible officers could defer: 1) up to 75% of their base salary; 2) up to 85% of any annual incentive award; and/or 3) up to 85% of the amounts payable when Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards are earned (for the Restricted Unit Awards and Parent-Based Awards, percentages are subject to reduction if the employee is eligible for early retirement). Prior to the amendment to the DCP effective on January 1, 2019, certain senior officers were allowed a maximum deferral up to 94% for Performance Unit Awards, Restricted Unit Awards, and Parent-Based Awards (for the Restricted Unit Awards and Parent-Based Awards, percentages were subject to reduction if the employee is eligible for early retirement).

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

For 2021, the investment returns for each of the notional investment choices were:

Investment Choice	Return
Allspring Government Money Market Institutional(1)	0.01%
BlackRock Total Return Fund	(0.68)%
Columbia Mid Cap Index Fund Institutional 2 Class(2)	24.50%
DFA Emerging Markets I	2.53%
DFA US Small Cap	30.61%
Dodge & Cox International Stock	11.03%
Dodge and Cox Stock	31.73%
Fidelity 500 Index Fund	28.69%
Fidelity International Index	11.45%
Fidelity Mid Cap Index	22.56%
Fidelity US Bond Index	(1.79)%
JP Morgan Mid-Cap Growth R5	10.93%
Metropolitan West Low Duration Bond I	0.07%
PIMCO Real Return Institutional	5.67%
T. Rowe Price Growth Stock	20.03%
Templeton Foreign A	5.07%
Vanguard High-Yield Corporate Admiral	3.78%
Vanguard Real Estate Index Admiral	40.40%
Vanguard Total Bond Market Index - Admiral(2)	(1.67)%
Protective Life LIBOR Fund	0.85%
(1) This fund was formerly named the Wells Fargo Government Money Market Institutional. The fund name change, effective November 1, 2021, was made in conjunction with the asset manager name change from Wells Fargo Asset Management to Allspring Global Investments.

(2) These funds were removed on May 4, 2020; however, an inadvertent system error resulted in deferrals being made to the funds throughout 2021.

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

Potential Payments upon Termination or Change of Control
The information below describes and quantifies the compensation that would have accrued to our named executive officers upon a termination of each named executive officer’s employment or a change-in-control of PLC on December 31, 2021, under the AIP and the LTIP. However, the actual benefit to a named executive officer can only be determined at the time of the change-in-control event or such executive’s separation from PLC.
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

Annual Incentive Payment – Modification of Provisions for Certain Named Executive Officers

In November 2021, the PLC Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed retirement prior to the completion of six months of employment service in the year of his separation, then Mr. Temple will be entitled to receive an annual incentive payment, if earned, of any then outstanding annual incentive plan award (subject to any valid deferral elections under the Deferred Compensation Plan), equal to the amount he would have received if he had remained employed through the end of the year, multiplied by the number of days that elapsed during the year in which his retirement occurs before and including the date of his retirement divided by 365.
Long-Term Incentive Awards

Our named executive officers receive annually three types of long-term incentive awards under the LTIP: Performance Unit Awards (including the 2021 Enhanced PU), Restricted Unit Awards, and Parent-Based Awards. These awards are described in more detail in the Compensation Discussion and Analysis - Long-Term Incentive Awards and Grants of Plan-Based Awards.

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

Long-Term Incentive Awards – Modification of Provisions for Certain Named Executive Officers

In November 2019, the PLC Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022 (which is the date on which he would be eligible for early retirement under the terms of PLC’s Qualified Pension Plan), all of his outstanding awards under the LTIP will vest on a pro rata basis (based on the number of months served during the applicable vesting or award period), with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period. For any retirement on or after July 1, 2022, all of Mr. Temple’s awards under the LTIP will vest in accordance with the terms of the applicable award agreements. In November 2021, the PLC Compensation Committee revised its previous November 2019 approval to provide for full vesting of his outstanding awards under the LTIP in the event he has a mutually agreed upon retirement in or after June 2022.

Nonqualified Deferred Compensation
Each named executive officer is currently fully vested in the amounts reported in the “Aggregate Balance at FYE” column of the Nonqualified Deferred Compensation Table, and, unless a specific date of payment has been selected by the named executive officer, these amounts would be payable to each named executive officer upon termination of employment for any reason. In addition, a named executive officer whose employment terminated due to normal or early retirement, death, or disability would receive the DCP Supplemental Matching Contribution that would have been allocated under PLC’s DCP to each named executive officer’s account with respect to the officer’s service during 2021.

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

Termination Payments
The following tables and footnotes describe the potential payments to our named executive officers upon termination of employment as of December 31, 2021.
The tables do not include:

▪compensation or benefits previously earned by our named executive officers or incentive awards that were already fully vested;

▪the value of pension benefits that are disclosed in the 2021 Pension Benefits Table, except for any pension enhancement triggered by the event, if applicable;

▪the amounts payable under the DCP that are disclosed in the 2021 Nonqualified Deferred Compensation Table; or

▪the value of any benefits (such as retiree health coverage, life insurance and disability coverage) provided on the same basis to substantially all other employees.

Change of Control

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had a change of control of PLC occurred on December 31, 2021.

Name	Performance Units(1)	Restricted Units(1)	Parent-Based Awards(1)	Total
Bielen	$6,343,925	$4,285,981	$1,394,219	$12,024,125
Walker	$1,658,025	$1,088,494	$353,242	$3,099,761
Seurkamp	$1,040,538	$677,775	$224,549	$1,942,862
Drew	$1,609,551	$1,066,950	$346,741	$3,023,242
Temple	$2,276,050	$1,496,491	$481,936	$4,254,477

(1) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2021, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2021, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2021. In the event of such a termination of employment on December 31, 2021, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2021 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.

Death or Disability

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had his employment been terminated due to death or disability. Pursuant to the plans, upon normal retirement, a named executive officer would receive the same amount as he or she would receive due to death or disability. As of December 31, 2021, none of our named executive officers are eligible for normal retirement.

Name	Cash(1)	2021 DCP Supplemental Matching Contribution	Performance Units(2)	Restricted Units(2)	Parent-Based Awards(2)	Annual Incentive Payments(3)	Total(1)
Bielen	$50,000	$93,319	$1,413,194	$4,609,608	$1,394,219	$2,363,400	$9,923,740
Walker	$50,000	$28,612	$367,030	$1,172,985	$353,242	$781,100	$2,752,969
Seurkamp	$50,000	$24,129	$220,298	$730,401	$224,549	$541,500	$1,790,877
Drew	$50,000	$31,820	$348,790	$1,148,665	$346,741	$735,800	$2,661,816
Temple	$50,000	$41,147	$513,962	$1,612,847	$481,936	$1,131,500	$3,831,392

(1) Represents the amounts that would have been paid to our named executive officers under the Protective Life Corporation Pre-Retirement Death Benefit Plan had his employment been terminated due to death.
(2) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2021, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2021, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2021. In the event of such a termination of employment on December 31, 2021, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2021 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(3) Represents the amounts that were earned by the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2021 (which amounts are also reflected in the Summary Compensation Table).

Early Retirement

The table set forth below shows the cash payments and other benefits that would have been payable to each of our named executive officers had his employment been terminated due to early retirement on December 31, 2021.

Name	2021 DCP Supplemental Matching Contribution	Performance Units(3)	Restricted Units(3)	Parent-Based Awards(3)	Annual Incentive Payments(4)	Total
Bielen	$93,319	$4,239,584	$4,609,608	$1,394,219	$2,363,400	$12,700,130
Walker	$28,612	$1,101,088	$1,172,985	$353,242	$781,100	$3,437,027
Seurkamp(1)	$—	$—	$—	$—	$—	$—
Drew (1)	$—	$—	$—	$—	$—	$—
Temple(2)	$41,147	$1,541,888	$1,612,847	$481,936	$1,131,500	$4,809,318

(1) Mr. Seurkamp and Mr. Drew would not be eligible for early retirement on December 31, 2021.
(2) Mr. Temple would not be eligible for early retirement on December 31, 2021. In November 2019, the PLC Compensation Committee approved that, in the event that Mr. Temple has a mutually agreed upon separation from service prior to July 1, 2022 (which is the date on which he would be eligible for early retirement under the terms of PLC’s Qualified Pension Plan), all of his outstanding awards under the LTIP will vest on a pro rata basis (based on the number of months served during the applicable vesting or award period), with such awards to be payable at the same time and in the same manner as they would had Mr. Temple remained employed through the end of each applicable vesting or award period. For any retirement on or after July 1, 2022, all of Mr. Temple’s awards under the LTIP will vest in accordance with the terms of the applicable award agreements. In November 2021, the PLC Compensation Committee revised its previous November 2019 approval to provide for full vesting of his outstanding awards under the LTIP in the event he has a mutually agreed upon retirement in or after June 2022.
(3) The amounts in these columns include i) with respect to LTIP awards with performance periods that ended on December 31, 2021, the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the applicable award (which amounts are also reflected in the Summary Compensation Table), and ii) with respect to LTIP awards with performance periods ending after December 31, 2021, an amount that could be earned by the named executive officer under the terms of the applicable awards based on a projected level of achievement as of December 31, 2021. In the event of such a termination of employment on December 31, 2021, the actual amounts, if any, that may be earned and paid to our named executive officers with respect to an LTIP award with a performance period ending after December 31, 2021 is based on the actual performance for the applicable performance period and therefore cannot be determined until after completion of such performance period.
(4) Represents the amounts that were earned by the named executive officer based on actual performance under the terms of the applicable AIP award that was made in 2021 (which amounts are also reflected in the Summary Compensation Table).

Other Termination (other than for “cause”)

The table set forth below shows the cash payments and other benefits that would have been payable to Mr. Temple, Mr. Drew, or Mr. Seurkamp had his employment been terminated (other than for “cause” or for one of the reasons specified in the tables above) on December 31, 2021. Mr. Drew, Mr. Temple, and Mr. Seurkamp are our only named executive officers who would not be eligible for normal or early retirement on December 31, 2021. For Mr. Bielen and Mr. Walker, for any termination other than “for cause”, the payments are reflected above in the “Early Retirement” table.

Name	Restricted Units(1)	Parent-Based Awards	Total
Bielen	$—	$—	$—
Walker	$—	$—	$—
Seurkamp	$135,345	$61,493	$196,838
Drew	$227,364	$95,655	$323,019
Temple	$316,663	$129,818	$446,481

(1) The amounts in these columns include the amounts that were actually earned and paid to the named executive officer based on actual performance under the terms of the second installment of the 2018 Restricted Units (which amounts are also reflected in the Summary Compensation Table).
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
For 2021:
•the median of the annual total compensation of all employees of the Company (other than our CEO) was $88,766; and
•the annual total compensation of our CEO was $5,840,621.
Based on this information, for 2021 our estimate of the ratio of the total compensation of Mr. Bielen, our current CEO and President, to the median of the annual total compensation of all employees was 66 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the Company’s median employee and our CEO, the Company took the following steps:

1. We identified the Company’s employee population, consisting of full-time, part-time, and temporary employees, as of December 31, 2021.
2. To identify the “median employee” from the Company’s employee population, we compared the amount of Box 5 earnings (Box 5 is Medicare taxable wages and includes all forms of compensation) of the Company’s employees as reflected in the Company’s payroll records as reported to the Internal Revenue Service on Form W-2 for 2021.
3. We identified a potential median employee using this compensation measure, which was consistently applied to all the Company’s employees included in the calculation.
4. Once we identified the Company’s median employee, we combined all of the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $88,766.
5. With respect to the annual total compensation of our CEO, we included the amounts reported in the 2021 Summary Compensation Table included in this Annual Report on Form 10-K.
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

Related Party Transactions

Based on the information available to PLC’s Chief Legal Officer’s Office and to the PLC Board, except as described in Note 20 to the Notes to Consolidated Financial Statements, there have been no transactions between the Company and any related party since January 1, 2021, nor are any currently proposed, for which disclosure is required under the SEC rules.

Director Independence

For a discussion of the independence of our directors and PLC’s directors, see Item 10, “Directors, Executive Officers and Corporate Governance - Director Independence” above.
Item 14.     Principal Accountant Fees and Services
Fees Billed by KPMG LLP
The following table shows the aggregate fees billed by KPMG LLP for 2021 and 2020 with respect to various services provided to the Company and its subsidiaries.

	For The Year Ended December 31,
	2021	2020
	(Dollars in Millions)
Audit fees	$6.4	$6.0
Audit-related fees	0.2	0.2
Total	$6.6	$6.2
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
Pre-Approval Policy

The policy of the Company Board (which is deemed to be the Company’s audit committee under applicable SEC rules because the Company does not have a separately designated audit committee) is to pre-approve the audit, audit-related, tax and other services provided by the independent accountants to the Company and its subsidiaries. Under the pre-approval process, the Company Board reviews and approves specific services and categories of services. Performance of any additional services or categories of services requires the separate pre-approval of the Company Board or one of its members who has been delegated pre-approval authority. The Company Board or its Chairperson pre-approved all Audit, Audit-Related, Tax and Other services performed for the Company by KPMG LLP with respect to fiscal year 2021 and 2020.

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
The Report of Independent Registered Public Accounting Firms which covers the financial statement schedules appears on pages 180 - 182 of this report.
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

*4.1	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.2	Individual Certificate, filed as Exhibit 4(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.3	Tax-Sheltered Annuity Endorsement, filed as Exhibit 4(c) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.4	Qualified Retirement Plan Endorsement, filed as Exhibit 4(d) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.5	Individual Retirement Annuity Endorsement, filed as Exhibit 4(e) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.6	Section 457 Deferred Compensation Plan Endorsement, filed as Exhibit 4(f) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.7	Qualified Plan Endorsement, filed as Exhibit 4(g) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.8	Adoption Agreement for Participation in Group Modified Guaranteed Annuity, filed as Exhibit 4(h) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.9	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(i) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.10	Endorsement - Group Policy, filed as Exhibit 4(j) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.11	Endorsement - Certificate, filed as Exhibit 4(k) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.12	Endorsement - Individual Contract, filed as Exhibit 4(l) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.13	Endorsement (Annuity Deposits) - Group Policy, filed as Exhibit 4(m) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.14	Endorsement (Annuity Deposits) - Certificate, filed as Exhibit 4(n) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.15	Endorsement (Annuity Deposits) - Individual Contract, filed as Exhibit 4(o) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.16	Endorsement - Individual, filed as Exhibit 4(p) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.17	Endorsement - Group Contract/Certificate, filed as Exhibit 4(q) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).

*4.18	Endorsement - Individual, filed as Exhibit 4(r) to the Company’s Annual Report on Form 10-Q filed March 21, 2018 (No. 001-31901).
*4.19	Endorsement - Group Contract, filed as Exhibit 4(s) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.20	Endorsement - Group Certificate, filed as Exhibit 4(t) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.21	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(u) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*4.22	Endorsement (“Free-Look”) - Group/Individual, filed as Exhibit 4 to the Company’s Registration Statement on Form S-1 filed March 17, 2000 (No. 333-32784).
*4.23	Group Modified Guaranteed Annuity Contract, filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.24	Individual Modified Guaranteed Annuity Contract, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.25	Group Certificate, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.26	Endorsement - Free Look, filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.27	Endorsement - Settlement Option, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.28	Endorsement - Automatic Renewal, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.29	Endorsement - Traditional IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.30	Endorsement - Roth IRA, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.31	Endorsement - Qualified Retirement Plan, filed as Exhibit 4(j) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.32	Endorsement - Section 457 Deferred Compensation Plan, filed as Exhibit 4(k) to the Company’s Registration Statement on Form S-1 filed December 18, 2008 (No. 333-156285).
*4.33	Form of Individual Modified Guaranteed Annuity Contract, filed as Exhibit 2 to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*4.34	Qualified Plan Endorsement, filed as Exhibit 4(b) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.35	Waiver of Withdrawal Charge and Market Value Adjustment (for Unemployment), filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.36	Waiver of Withdrawal Charge and Market Value Adjustment (for Terminal Condition or Nursing Facility Confinement), filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.37	Endorsement- Automatic Segment Renewal, filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.38	Endorsement- Traditional IRA, filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.39	Endorsement- Roth IRA, filed as Exhibit 4(h) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.40	Endorsement- Annuitization Bonus, filed as Exhibit 4(i) to the Company’s Registration Statement on Form S-3/A filed June 28, 2018 (No. 333-222086).
*4.41	Endorsement- Traditional IRA, filed as Exhibit 4(c) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*4.42	Endorsement- Death Benefit Rider Schedule, filed as Exhibit 4(d) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*4.43	Endorsement- Waiver of Withdrawal Charge and Market Value Adjustment for Unemployment filed as Exhibit 4(e) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).

*4.44	Endorsement- Waiver of Withdrawal Charge and Market Value Adjustment for Terminal Condition or Nursing Facility Confinement filed as Exhibit 4(f) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No.333-235429).
*4.45	Endorsement- Annuitization Bonus filed as Exhibit 4(g) to the Company’s Registration Statement on Form S-3/A filed May 22, 2020 (No. 333-235429).
*10.1	Bond Purchase Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*10.2	Escrow Agreement dated as of December 30, 1985, among Protective Life Corporation and National Westminster Bank USA, filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed March 21, 2018 (No. 001-31901).
*10.3(a)	Amended and Restated Credit Agreement dated as of February 2, 2015, among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2015 (No. 001-31901).
*10.3(b)	First Amendment to Amended and Restated Credit Agreement, dated as of May 3, 2018, among Protective Life Corporation and Protective Life Insurance Company, as Borrowers, the several lenders from time to time thereto, and Regions Bank, as Administrative Agent for Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 9, 2018 (No. 001-31901).
*10.4	Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries, filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 31, 2005 (No. 001-31901).
*10.5	Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., Protective Life Insurance Company and RBC USA Holdco Corporation (solely for the purposes of Sections 5.14-5.17 and Articles 7, 8 and 10), dated as of October 22, 2010, filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed October 28, 2010 (No. 001-31901).
*10.6	Master Agreement by and between Protective Life Insurance Company and Genworth Life and Annuity Insurance Company, dated as of September 30, 2015, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2015 (No. 001-31901).
*10.7	Distribution Agreement by and between Protective Life Insurance Company and Investment Distributors, Inc., dated as of June 16, 2011, filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 filed December 15, 2017 (No. 333-222086).
*10.8(a)	Second Amended Distribution Agreement between Protective Life Insurance Company (“Insurer”) and Investment Distributors, Inc. (“Distributor”) as revised June 18, 2018, filed as Exhibit 1(b) to the Company’s Registration Statement on From S-3/A filed on June 28, 2018 (File No. 333-222086).
*10.8(b)	Amendment No. 1 to Second Amended Distribution Agreement between Investment Distributors, Inc. and Protective Life Insurance Company is incorporated herein by reference to the Form N-4 Registration Statement, (File No. 001-31901) filed with the Commission on July 27, 2020.
*10.8(c)	Revised Schedule to Second Amended Distribution Agreement between Investment Distributors, Inc. and Protective Life Insurance Company is incorporated by reference to Pre-Effective Amendment No. 1 to the Form N-4 Registration Statement, (File No. 333-240192), filed with the Commission on November 24, 2020.
*10.9†	Protective Life Corporation’s Excess Benefit Plan, Amended and Restated as of December 31, 2008 and Reflecting the Terms of the December 31, 2010 Amendment, filed as Exhibit 10(c) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 filed February 28, 2013 (No. 001-11339).
*10.10(a)†	Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of April 17, 2014, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 8, 2014 (No. 001-11339).
*10.10(b)†	2016 Amendment to Protective Life Corporation’s Excess Benefit Plan, dated as of December 19, 2016, filed as Exhibit 10(a)(3) to Protective Life Corporation’s Annual Report on Form 10-K filed February 24, 2017 (No. 001-11339).
*10.11(a)†	Protective Life Corporation Annual Incentive Plan, effective January 1, 2018, filed as Exhibit 10.1 to Protective Life Corporation’s Current Report on Form 8-K filed November 13, 2017 (No. 001-11339).
*10.11(b)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, amended and restated as of November 6, 2018, filed as Exhibit 10.2(b) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).

*10.11(c)†	Protective Life Corporation 2017 Annual Incentive Plan, filed as Exhibit 10(a) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 3, 2017 (No. 001-11339).
*10.11(d)†	Amended and Restated Protective Life Corporation Annual Incentive Plan, effective January 1, 2020, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2020. (No. 001-31901).
*10.11(e)†
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
*10.12(e)†
Amended and Restated Protective Life Corporation Long-Term Incentive Plan, amended and restated as of February 25, 2021, filed as Exhibit 10.12(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

10.13(a)†	2022 Long-Term Incentive Plan Awards Acceptance Form, filed herewith.
10.13(b)†	2022 Long-Term Incentive Plan Awards Acceptance Form (for key officer), filed herewith.
*10.13(c)†	2021 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2021 (No. 001-31901).
*10.13(d)†	2020 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.13(e)†	2019 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.11 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.13(f)†	2018 Long-Term Incentive Plan Awards Acceptance Form, filed as Exhibit 10.3(d) to Protective Life Corporation’s Annual Report on Form 10-K filed March 5, 2019 (No. 001-11339).
10.14(a)(1)†	2022 Parent-Based Award Letter of Protective Life Corporation, filed herewith.
10.14(a)(2)†	2022 Parent-Based Award Provisions of Protective Life Corporation, filed herewith.
*10.14(b)(1)†
2021 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.14(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

*10.14(b)(2)†
2021 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.14(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

*10.14(c)(1)†	2020 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.14(c)(2)†	2020 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.14(d)(1)†	2019 Parent-Based Award Letter of Protective Life Corporation, filed as Exhibit 10.2 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.14(d)(2)†	2019 Parent-Based Award Provisions of Protective Life Corporation, filed as Exhibit 10.3 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
10.15(a)(1)†	2022 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
10.15(a)(2)†	2022 Performance Units Provisions (for key officers) of Protective Life Corporation, filed herewith.
*10.15(b)(1)†	2021 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.15(b)(2)†
2021 Performance Units Award Letter (enhanced) (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

*10.15(b)(3)†
2021 Performance Units Provision (for key officers) of Protective Life Corporation, filed as Exhibit 10.15(a)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

*10.15(c)(1)†	2020 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.15(c)(2)†	2020 Performance Units Provision (for key officers) of Protective Life Corporation, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.15(d)(1)†
2019 Performance Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.4 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).

*10.16(d)(2)†
2019 Performance Units Provisions (for key officers) of Protective Life Corporation, filed as Exhibit 10.5 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).

10.16(a)(1)†	2022 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed herewith.
10.16(a)(2)†	2022 Restricted Units Provisions (for key officers) of Protective Life Corporation, filed herewith.
*10.16(b)(1)†
2021 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.16(a)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).

*10.16(b)(2)†	2021 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.16(a)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed March 30, 2021 (No. 001-31901).
*10.16(c)(1)†	2020 Restricted Units Award Letter (for key officers) of Protective Life Corporation, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.16(c)(2)†	2020 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2020 (No. 001-31901).
*10.16(d)(1)†
2019 Restricted Units Award Letter of Protective Life Corporation (for key officers), filed as Exhibit 10.8 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).

*10.16(d)(2)†	2019 Restricted Units Provisions of Protective Life Corporation, filed as Exhibit 10.10 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019 (No. 001-11339).
*10.17
Form of Protective Life Corporation’s Indemnity Agreement for Officers, filed as Exhibit 10(h) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

*10.18	Form of Protective Life Corporation’s Director Indemnity Agreement, filed as Exhibit 10(c) to Protective Life Corporation’s Quarterly Report on Form 10-Q filed August 5, 2010 (No. 001-11339).
*10.19
Protective Life Corporation’s Deferred Compensation Plan, as Amended and Restated as of January 1, 2019, filed as Exhibit 10.1 to Protective Life Corporation’s Quarterly Report on Form 10-Q filed May 7, 2019.

*10.20	Underwriting Agreement by and among the Company and Protective Equity Services, Inc., filed as Exhibit 1(a) to the Company’s Registration Statement on Form S-3 (File No. 333-229837) filed on February 25, 2019.
14.1	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, revised February 28, 2022 filed herewith.
*14.2
Supplemental Policy on Conflict of Interest for Protective Life Corporation and all of its subsidiaries, revised June 12, 2017, filed as Exhibit 14(b) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 2, 2018 (No. 001-11339).

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm (KPMG).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by Reference
†	Management contract or compensatory plan or arrangement
±	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act.
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
March 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. BIELEN	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2022
RICHARD J. BIELEN

/s/ MICHAEL G. TEMPLE	Vice Chairman, Chief Operating Officer, and Director	March 18, 2022
MICHAEL G. TEMPLE

/s/ STEVEN G. WALKER	Executive Vice President, Chief Financial Officer (Principal Financial Officer), and Director	March 18, 2022
STEVEN G. WALKER

/s/ PAUL R. WELLS	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2022
PAUL R. WELLS

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income (1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)	Premiums Written(2)
	(Dollars In Millions)
For The Year Ended December 31, 2021
Retail Life and Annuity	$2,806	$19,506	$—	$11,674	$1,474	$1,110	$2,316	$222	$224	$—
Acquisitions	870	34,478	1	5,914	1,320	1,590	2,411	19	234	28
Stable Value Products	15	—	—	8,526	—	303	124	5	3	—
Asset Protection	178	34	843	—	98	20	59	63	108	97
Corporate and Other	—	46	1	78	10	(41)	14	—	111	10
Total	$3,869	$54,064	$845	$26,192	$2,902	$2,982	$4,924	$309	$680	$135
For The Year Ended December 31, 2020 (Recast)
Retail Life and Annuity	$2,480	$18,483	$—	$10,914	$1,541	$1,015	$2,168	$116	$199	$—
Acquisitions	762	35,537	2	6,361	1,317	1,648	2,510	24	267	90
Stable Value Products	8	—	—	6,056	—	230	133	3	4	—
Asset Protection	170	40	779	—	107	23	75	65	94	105
Corporate and Other	—	47	1	68	11	(27)	15	—	218	11
Total	$3,420	$54,107	$782	$23,399	$2,976	$2,889	$4,901	$208	$782	$206
For The Year Ended December 31, 2019 (Recast)
Retail Life and Annuity	$2,417	$17,674	$—	$9,402	$1,244	$945	$1,765	$100	$209	$—
Acquisitions	924	36,176	2	6,387	1,173	1,533	2,237	11	232	42
Stable Value Products	5	—	—	5,444	—	244	144	3	4	—
Asset Protection	174	44	792	—	120	28	93	62	98	180
Corporate and Other	—	51	1	78	11	75	17	—	232	12
Total	$3,520	$53,945	$795	$21,311	$2,548	$2,825	$4,256	$176	$775	$234
(1)Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2)Excludes Life Insurance.

See the accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percentage of Amount Assumed to Net
	(Dollars In Millions)
For The Year Ended December 31, 2021:
Life insurance in-force	$829,253	$(222,865)	$191,110	$797,498		24.0%
Premiums and policy fees:
Life insurance	$2,843	$(1,113)	$1,037	$2,767	(1)	37.5%
Accident/health insurance	32	(19)	28	41		68.3
Property and liability insurance	281	(188)	1	94		1.1
Total	$3,156	$(1,320)	$1,066	$2,902
For The Year Ended December 31, 2020 (Recast):
Life insurance in-force	$785,197	$(244,588)	$206,050	$746,659		27.6%
Premiums and policy fees:
Life insurance	$2,661	$(826)	$934	$2,769	(1)	33.7%
Accident/health insurance	37	(23)	90	104		86.5
Property and liability insurance	279	(178)	2	103		1.9
Total	$2,977	$(1,027)	$1,026	$2,976
For The Year Ended December 31, 2019 (Recast):
Life insurance in-force	$766,197	$(271,601)	$212,574	$707,170		30.1%
Premiums and policy fees:
Life insurance	$2,853	$(1,312)	$836	$2,377	(1)	35.2%
Accident/health insurance	42	(90)	41	(7)		(585.7)
Property and liability insurance	281	(106)	3	178		1.7
Total	$3,176	$(1,508)	$880	$2,548
(1)Includes annuity policy fees of $199 million, $163 million, and $164 million, and for the years ended December 31, 2021, 2020, and 2019, respectively.

See the accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Millions)
As of December 31, 2021
Allowance for funded commercial mortgage loan credit losses	$222	$—	$—	$(119)	$103
As of December 31, 2020
Allowance for funded commercial mortgage loan credit losses	$5	$140	$80	$(3)	$222

See the accompanying Report of Independent Registered Public Accounting Firm